Form 10-Q
period 1997-09-30
FELCOR SUITES LP
filed 1997-11-14
CIK 1048789

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO

                     COMMISSION FILE NUMBER 333-39595-01

                       FELCOR SUITES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          MARYLAND                                              72-2541756
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

545 E. JOHN CARPENTER FREEWAY, SUITE 1300, IRVING, TEXAS          75062
      (Address of principal executive offices)                  (Zip Code)

                                 (972) 444-4900
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       --    --

================================================================================

                       FELCOR SUITES LIMITED PARTNERSHIP

                                     INDEX



                                                                                                   PAGE
                        PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements ................................................................       3
         FelCor Suites Limited Partnership
            Consolidated Balance Sheets - September 30, 1997 (Unaudited)
                 and December 31, 1996 .......................................................       3
            Consolidated Statements of Operations -- For the Three and Nine Months
                 Ended September 30, 1997 and 1996 (Unaudited) ...............................       4
            Consolidated Statements of Cash Flows -- For the Nine Months
                 Ended September 30, 1997 and 1996 (Unaudited) ...............................       5
            Notes to Consolidated Financial Statements .......................................       6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      13
            General/Third Quarter Highlights .................................................      13
            Results of Operations ............................................................      13
            Liquidity and Capital Resources ..................................................      18

                      PART II. -- OTHER INFORMATION

Item 5.  Other Information ...................................................................      21
Item 6.  Exhibits and Reports on Form 8-K ....................................................      21

SIGNATURES ...................................................................................      22

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR SUITES LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               1997           1996
                                                                           -------------  ------------
                                                                            (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $72,607
  and $36,718 at September 30, 1997 and December 31, 1996 respectively      $1,447,340      $899,691
Investment in unconsolidated partnerships ............................         127,606        59,867
Cash and cash equivalents ............................................          18,942         7,793
Deposits .............................................................           1,616         1,616
Due from Lessee ......................................................          13,419         5,526
Deferred expenses, net of accumulated amortization of $1,375
  and $364 at September 30, 1997 and December 31, 1996 ...............           3,793         3,235
Other assets .........................................................           3,771         1,060
                                                                            ----------      --------


     Total assets ....................................................      $1,616,487      $978,788
                                                                            ==========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Distributions payable ................................................      $   24,171      $ 16,090
Accrued expenses and other liabilities ...............................           5,766         5,235
Debt .................................................................         406,650       226,550
Capital lease obligations ............................................          11,527        12,875
Minority interest in other partnerships                                          8,358
                                                                            ----------      --------
     Total liabilities ...............................................         456,472       260,750
                                                                            ----------      --------

Commitments and contingencies (Note 2)

Redeemable units, at redemption value ................................         119,266        98,542
Preferred units ......................................................         151,250       151,250
Partners' capital ....................................................         889,499       468,246
                                                                            ----------      --------

     Total liabilities and partners' capital .........................      $1,616,487      $978,788
                                                                            ==========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR SUITES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)


                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER  30,                SEPTEMBER 30,
                                                                    -----------------------       ---------------------
                                                                      1997           1996           1997          1996
                                                                    --------       --------       --------      -------
Revenues:
  Percentage lease revenue ...................................      $ 48,603       $ 25,263       $122,651      $72,648
  Income from unconsolidated partnerships ....................         2,338            927          5,765        1,412
  Other income................................................           112            163            283          937
                                                                    --------       --------       --------      -------
    Total revenue ............................................        51,053         26,353        128,699       74,997
                                                                    --------       --------       --------      -------

Expenses:
  General and administrative .................................           897            458          2,743        1,307
  Depreciation ...............................................        14,238          7,529         35,969       17,833
  Taxes, insurance and other .................................         6,155          3,260         16,912        9,859
  Interest expense ...........................................         7,183          1,760         20,097        6,273
  Minority interest in other partnerships.....................           195                           337
                                                                    --------       --------       --------      -------
    Total expenses ...........................................        28,668         13,007         76,058       35,272
                                                                    --------       --------       --------      -------

Net income before extraordinary charge .......................        22,385         13,346         52,641       39,725
Extraordinary charge from write off of deferred financing fees                        2,354                       2,354
                                                                    --------       --------       --------      -------

Net income ...................................................        22,385         10,992         52,641       37,371

Preferred distributions ......................................         2,949          2,949          8,848        4,784
                                                                    --------       --------       --------      -------

Net income applicable to unitholders .........................      $ 19,436       $  8,043       $ 43,793      $32,587
                                                                    ========       ========       ========      =======

Per unit information:
  Net income applicable to unitholders before
      extraordinary charge ...................................      $   0.49       $   0.40       $   1.35      $  1.35
  Extraordinary charge .......................................                        (0.09)                      (0.09)
                                                                    --------       --------       --------      -------
  Net income .................................................      $   0.49       $   0.31       $   1.35      $  1.26
                                                                    ========       ========       ========      =======
  Weighted average number of units outstanding ...............        39,347         26,172         32,412       25,953






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR SUITES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        -------------------------
                                                                                           1997            1996
                                                                                        ---------       ---------
Cash flows from operating activities:
          Net income .............................................................      $  52,641       $  37,371
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation .................................................         35,969          17,833
                    Amortization of deferred financing fees and organization costs          1,011             269
                    Amortization of unearned officers' and directors' compensation            737             315
                    Income from unconsolidated partnerships ......................         (5,765)         (1,412)
                    Cash distributions from unconsolidated partnerships ..........          2,849             896
                    Extraordinary charge for write off of deferred financing fees                           2,354
                    Minority interest in other partnerships ......................            337
              Changes in assets and liabilities:
                    Due from Lessee ..............................................         (7,893)         (1,359)
                    Deferred expenses and other assets ...........................         (4,362)         (3,979)
                    Accrued expenses and other liabilities .......................           (966)         (3,142)
                                                                                        ---------       ---------
                              Net cash flow provided by operating activities .....         74,558          49,146
                                                                                        ---------       ---------

Cash flows from investing activities:
          Acquisition of hotels ..................................................       (537,100)       (287,715)
          Acquisition of interests in unconsolidated partnerships ................        (59,571)        (28,204)
          Improvements and additions to hotels ...................................        (38,413)        (44,960)
                                                                                        ---------       ---------
                              Net cash flow used in investing activities .........       (635,084)       (360,879)
                                                                                        ---------       ---------

Cash flows from financing activities:
          Proceeds from borrowings ...............................................        332,000         185,350
          Repayment of borrowings ................................................       (151,900)       (190,954)
          Contributions ..........................................................        448,586          44,978
          Contributions from preferred units .....................................                        144,251
          Distributions paid .....................................................        (48,163)        (28,795)
          Distributions paid to preferred unitholders ............................         (8,848)         (1,835)
                                                                                        ---------       ---------
                              Net cash flow provided by financing activities .....        571,675         152,995
                                                                                        ---------       ---------

Net change in cash and cash equivalents ..........................................         11,149        (158,738)
Cash and cash equivalents at beginning of periods ................................          7,793         166,821
                                                                                        ---------       ---------
Cash and cash equivalents at end of periods ......................................      $  18,942       $   8,083
                                                                                        =========       =========

Supplemental cash flow information --
          Interest paid ..........................................................      $  19,907       $   6,971
                                                                                        =========       =========



       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND ACQUISITIONS

       FelCor Suites Limited Partnership, (the "Partnership"), a Delaware limited partnership, commenced operations on July 28, 1994. Simultaneously with the closing of the initial public offering (the "IPO") of FelCor Suite Hotels, Inc. ("FelCor"), which is the sole general partner of the Partnership, contributed the net proceeds of the IPO to the Partnership in exchange for an approximate 75% general partnership interest.

       The Partnership owned six Embassy Suites(R) hotels (the "Initial Hotels"), with an aggregate of 1,479 suites, which it had acquired through a merger with entities, originally formed in 1991, controlled by Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of the Company, respectively.

       At September 30, 1997, the Partnership owned interests in 71 hotels with an aggregate of 17,486 suites/rooms (collectively the "Hotels") through its consolidated subsidiaries (collectively, the "Company"). The Company owns 100% equity interests in 53 of the Hotels (12,983 suites), a 90% or greater interest in partnerships owning four hotels (1,041 suites), and 50% interests in separate partnerships that own 14 hotels (3,462 suites). At September 30, 1997, 51 of the Hotels were operated as Embassy Suites hotels, 12 as Doubletree Guest Suites(R) hotels, one as a Hilton Suites(R) hotel, one hotel was in the process of conversion to an Embassy Suites hotel, four hotels were operated as Sheraton(R) hotels and two were operated as Sheraton Suites(R) hotels. The Hotels are located in 26 states, with 31 hotels in California, Florida and Texas. The following table provides certain information regarding the Hotels through September 30, 1997:

                        NUMBER OF HOTELS
                            ACQUIRED          NUMBER OF SUITES
                        ----------------      ----------------


1994                             7                  1,730
1995                            13                  2,649
1996                            23                  5,769
1ST QUARTER 1997                15                  3,446
2ND QUARTER 1997                 9                  2,715
3RD QUARTER 1997                 4                  1,000
                            ------                 ------
                                71                 17,309
                            ======
    Additional suites constructed by
    the Company                                       177
                                                   ------
                                                   17,486
                                                   ======


               The Company completed construction and placed into service on July 1, 1997, 129 net additional suites, meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts hotel at a cost of $15.9 million. The Company is constructing 67 additional suites at its Jacksonville, Florida hotel and 67 additional suites at its Orlando (North), Florida hotel at an aggregate projected cost of $10.2 million with an expected completion in early 1998.

               The Company leases all of the Hotels to DJONT Operations, L.L.C. ("DJONT"), or a consolidated subsidiary thereof (collectively, the "Lessee"), under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board and President of the Company, respectively, beneficially own a 50% voting equity interest in DJONT. The remaining 50% non-voting equity interest in DJONT is beneficially owned by the children of Charles N. Mathewson, a director of the Company and major investor in the predecessor entities. The Company's partners in partnerships owning 12 of the Hotels hold special purpose non-voting equity interests in the consolidated subsidiary of DJONT which leases such Hotels, which interests entitle them to 50% of such subsidiary's net income before overhead with respect to such Hotels. In addition, the Company's partner in a partnership owning three of the Hotels holds a 50% non-voting equity interest in the consolidated subsidiary of DJONT leasing those Hotels. See Note 2 Commitments and Related Party Transactions for

                       FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND ACQUISITIONS -(CONTINUED)

additional discussion regarding Lessee consolidated subsidiaries. The Lessee has entered into management agreements pursuant to which 50 of the Hotels are managed by Promus Hotels, Inc. ("Promus"), 12 of the Hotels are managed by a subsidiary of Doubletree Hotel Corporation ("Doubletree"), six of the hotels are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton"),the three remaining Hotels are managed by two other management companies.

       A brief discussion of the hotels acquired and other significant transactions occurring in the third quarter of 1997 follows:

o On July 28, 1997 the Company acquired three Doubletree Guest Suites hotels for an aggregate purchase price of $71.2 million in cash. The hotels total 635 suites and are located in Lake Buena Vista, Florida; Raleigh/Durham, North Carolina and Tampa (Rocky Point), Florida. These hotels are managed by a subsidiary of Doubletree.

o On September 30, 1997 the Company acquired the partnership which owns the 365 room Sheraton Society Hill hotel in Philadelphia, Pennsylvania for $51 million in cash. This hotel is managed by Sheraton.

o On September 30, 1997 the Company declared a third quarter dividend of $0.55 per common share and $0.4875 per share on its $1.95 Series A Cumulative Preferred Stock to shareholders of record on October 15, 1997. This dividend is payable on October 31, 1997.

o On August 14, 1997 the Company announced that it had increased its unsecured revolving line of credit from $400 million to $550 million, extended the maturity for an additional year to September 30, 2000 and reduced the effective interest rate.

o Following the end of the third quarter, the Company announced the completion of a private placement of $300 million of long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 7d% notes due 2004 and $125 million of 7e% notes due 2007. The proceeds were used to pay off the Company's $85 million collateralized term loan and to pay down the Line of Credit. The Company has filed a registration statement with the SEC, which has not yet been declared effective, to exchange this privately placed debt for registered debt with identical terms.

       These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The statements for the three and nine months ended September 30, 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Partnership for the unaudited periods.

2.     SUPPLEMENTAL CASH FLOW INFORMATION

       In the first nine months of 1997 the Company purchased certain assets and assumed certain liabilities of hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:

Assets acquired ....................................      $ 545,122
Minority interest contribution to other
  partnerships......................................         (8,022)
                                                          ---------
    Net cash paid by the Partnership ...............      $ 537,100
                                                          =========

                       FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In the first nine months of 1997 the Company purchased interests in nine unconsolidated partnerships that hold hotel properties. The hotels associated with these unconsolidated subsidiaries are located in Atlanta (Perimeter), GA; Austin, TX; Covina, CA; Kansas City (Country Club Plaza), MO; Overland Park, KS; Raleigh, NC; San Antonio, TX; San Antonio (Airport), TX; and Secaucus, NJ.

       These purchases were recorded under the equity method of accounting. The value of the assets recorded at the date of acquisition are as follows:

          Assets acquired ............................    $ 64,672
          Operating partnership units issued .........      (5,101)
                                                          --------
              Net cash paid by the Partnership .......    $ 59,571
                                                          ========

3.     COMMITMENTS AND RELATED PARTY TRANSACTIONS

       Upon final completion of the conversion of one hotel, the Hotels will be operated as Embassy Suites (52), Doubletree Guest Suites (12), Sheraton Suites
(2), Sheraton (4) and Hilton Suites (1) hotels. The Embassy Suites hotels and Hilton Suites hotel will operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreement.

       The Lessee generally pays the managers a base management fee based on a percentage of total revenue and an incentive management fee based on the Lessee's net income before overhead expenses. In certain instances, the hotel managers have subordinated fees and committed to make subordinated loans to the Lessee, if needed, to meet its rental and other obligations under the leases.

       The Company is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels) and 2007 (19 hotels). The rental income under the Percentage Leases between the 14 unconsolidated partnerships, of which the Company owns 50%, and the Lessee are payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) to the Company under these noncancellable operating leases at September 30, 1997 is as follows (in thousands):

                             YEAR
                             ----
          Remainder of 1997 ................. $ 26,150
          1998 ..............................  104,600
          1999 ..............................  104,600
          2000 ..............................  104,600
          2001 ..............................  104,600
          2002 and thereafter ...............  493,961
                                              --------
                                              $938,511
                                              ========

       Minority equity interest in two of DJONT's consolidated subsidiaries, relating to an aggregate of 15 Hotels, are held by unrelated third parties that also own an equity interest in such Hotels. Messrs. Feldman and Corcoran, such unrelated third party owners, and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $15.4 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 32 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at September 30, 1997.

                       FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     DEBT AND CAPITAL LEASE OBLIGATIONS

       Debt and capital lease obligations at September 30, 1997 and December 31, 1996 consist of the following (in thousands):

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1997            1996
                                                    -------------    ------------
Line of Credit ...................................    $296,000        $115,000
Term loan ........................................      85,000          85,000
Renovation loan ..................................      25,000          25,000
Other debt payable ...............................       1,550             650
                                                      --------        --------
                                                      $406,650        $226,550
                                                      ========        ========

       In the third quarter of 1997, the Company increased the amount available under its unsecured Line of Credit from $400 million to $550 million, extended the term by one year to September 30, 2000 and reduced the effective interest rate. Interest payable on borrowings under the Line of Credit is variable, determined from a ratings-based pricing matrix, and is currently set at LIBOR plus 140 basis points.

       The Company had an $85 million collateralized term loan outstanding at September 30, 1997 which bore interest at LIBOR plus 150 basis points. The $85 million collateralized term loan was repaid in full on October 1, 1997 from the proceeds of the long term senior unsecured private placement debt. This senior unsecured private placement debt, which the Company placed on October 1, 1997, bears interest at 7d% for the notes due 2004 and 7e% for the notes due 2007. The Company has filed a registration statement with the SEC, which has not yet been declared effective, to exchange privately placed debt for registered debt with identical terms. Also outstanding at September 30, 1997 was a renovation loan of $25 million that bears interest at LIBOR plus 45 basis points. At September 30, 1997, 30 day LIBOR was 5.6563%.

       Under its loan agreements the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at September 30, 1997.

       Capital lease obligations at September 30, 1997 and December 31, 1996 consist of the following (in thousands):


                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1996            1997
                                                        -------------   ------------
Capital land and building lease obligations ...........    $ 9,419        $ 9,675
Capital equipment lease obligations ...................      2,108          3,200
                                                           -------        -------
                                                           $11,527        $12,875
                                                           =======        =======

5.     INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

       At September 30, 1997, the Company owned 50% interests in separate partnerships owning 14 hotels, a parcel of undeveloped land and a condominium management company. The Company is accounting for its investments in these unconsolidated partnerships under the equity method.

                       FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS -- (CONTINUED)

Summarized combined financial information for unconsolidated partnerships, of which the Company owns 50%, is as follows (in thousands):

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1997               1996
                                                  -------------      ------------
Balance sheet information:
     Partnership assets (primarily hotel assets)    $390,302           $138,972
     Non-recourse mortgage debt ................     158,455             49,402
     Equity ....................................     255,212            119,734


                                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                        ------------------    -----------------
                                                                          1997       1996      1997       1996
                                                                         -------    ------    -------    ------
Statement of operations information:
     Percentage lease revenue .......................................    $13,297    $3,889    $35,551    $6,011
     Other income ...................................................      3,140                4,316
                                                                         -------    ------    -------    ------
         Total revenue ..............................................     16,437     3,889     39,867     6,011
     Expenses:
          Depreciation ..............................................      4,216     1,085     11,431     2,037
          Taxes, insurance and other ................................      3,436       195      6,314       358
          Interest expense ..........................................      3,215       689      8,216       689
                                                                         -------    ------    -------    ------
         Total expenses .............................................     10,867     1,969     25,961     3,084
                                                                         -------    ------    -------    ------

     Net income .....................................................    $ 5,570    $1,920    $13,906    $2,927
                                                                         =======    ======    =======    ======

     50% of net income attributable to the Company ..................    $ 2,785    $  960    $ 6,953    $1,464
     Amortization of cost in excess of book value ...................        447        33      1,188        52
                                                                         -------    ------    -------    ------
     Income from unconsolidated partnerships ........................    $ 2,338    $  927    $ 5,765    $1,412
                                                                         =======    ======    =======    ======

6.     TREASURY STOCK

       In conjunction with the June 30, 1997 common stock offering of 11.2 million shares, the Company purchased, at the net offering price of $36.625,
1.2 million shares of its common stock from Promus. The stock was purchased at an aggregate cost of $41.1 million (after allocation of offering expenses) and is recorded using the cost method of accounting. All of the acquired shares are held as common stock in treasury.

7.     TAXES, INSURANCE AND OTHER

       Taxes, insurance and other is comprised of the following for the three and nine months ended September 30, 1997 and 1996 (in thousands):

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                           ----------------    -----------------
                                            1997      1996      1997        1996
                                           ------    ------    -------    ------
Real estate and personal property taxes    $5,015    $2,631    $13,848    $7,649
Property insurance ....................       483       353      1,347       966
Land lease expense ....................       459       268      1,119       869
State franchise taxes .................       198         4        498       333
Other .................................                   4        100        42
                                           ------    ------    -------    ------
    Total taxes, insurance and other ..    $6,155    $3,260    $16,912    $9,859
                                           ======    ======    =======    ======

                       FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     PRO FORMA INFORMATION (UNAUDITED)

       The following unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996 are presented as if the acquisitions of all hotels owned by the Company at September 30, 1997, the private placement of $300 million of senior unsecured notes and the equity offerings (and subsequent contribution of proceeds to the Company) consummated during 1996 and 1997 had occurred as of January 1, 1996 and the Hotels had all been leased to the Lessee pursuant to Percentage Leases. Such pro forma information is based in part upon the Consolidated Statements of Operations of the Company and pro forma Statements of Operations of the Lessee included elsewhere in this Quarterly Report on Form 10-Q. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

       The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                       FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          --------------------
                                                                            1997        1996
                                                                          --------    --------
Revenues:
  Percentage lease revenue ...........................................    $152,127    $132,487
  Income from unconsolidated partnerships ............................       5,681       2,859
                                                                          --------    --------
      Total revenue ..................................................     157,808     135,346

Expenses:
  General and administrative .........................................       2,743       2,707
  Depreciation .......................................................      43,243      30,147
  Taxes, insurance and other .........................................      21,045      18,450
  Interest expense ...................................................      28,244      25,642
  Minority interest in other partnerships ............................         427         242
                                                                          --------    --------
      Total expenses .................................................      95,702      77,188
                                                                          --------    --------

Net income ...........................................................      62,106      58,158

Preferred distributions ..............................................       8,848       8,848
                                                                          --------    --------

Net income applicable to unitholders .................................    $ 53,259    $ 49,310
                                                                          ========    =======

Per unit information:
  Net income .........................................................    $   1.35    $  1.26
                                                                          ========    =======
  Weighted average number of units outstanding .......................      39,481     39,179

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Partnership and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Suites Limited Partnership appearing elsewhere herein.

THIRD QUARTER HIGHLIGHTS:

o FFO of $39.2 million or $0.89 per share and unit sets a new record for the Company and represents a 27% increase in FFO per share and unit for the quarter. Revenues increased from $26.4 million in the third quarter of 1996 to $51.1 million in the current quarter.

o Net income before extraordinary charges increased from $0.38 per share to $0.49 per share, an increase of 28.9%.

o RevPAR for the Company's total portfolio increased 7.3% over the third quarter of 1996. Excluding the Company's four hotels located in Atlanta, which were impacted by the Olympics in 1996, RevPAR for the third quarter increased 9.8% over the third quarter of 1996. In addition, on a comparable basis excluding the twelve hotels undergoing rebranding, renovation or room additions, RevPAR increased 12.3% for the quarter.

o The 18 fully renovated Crown Sterling Suites(R) hotels ("CSS Hotels") experienced a 22.2 % increase in RevPAR as compared to the third quarter of 1996.

o The Company acquired four hotels (one Sheraton(R) hotel and three Doubletree Guest Suites(R) hotels) during the quarter, representing a gross investment of approximately $122 million and 1,000 suites/rooms.

o On August 18, 1997 the Company amended and restated its existing unsecured line of credit in order to increase availability from $400 million to $550 million, extend the term by one year to September 30, 2000 and reduce pricing.

o On September 30, 1997 the Company announced that it would increase its Common Stock dividend by 10% to an annual rate of $2.20 per share, beginning with a third quarter 1997 dividend of $0.55 per share.

o Following the end of the quarter, the Company announced the completion of a private placement of $300 million of long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 7d% notes due 2004 and $125 million of 7e% notes due 2007. Upon application of the proceeds, the Company had only $12 million of secured indebtedness and more than $1.6 billion of unencumbered assets.

RESULTS OF OPERATIONS

The Partnership -- Actual

         Nine Months Ended September 30, 1997 and 1996

         For the nine months ended September 30, 1997 and 1996, the Partnership had revenues of $128.7 million and $75.0 million, respectively, consisting of Percentage Lease revenues of $122.7 million and $72.6 million, income in unconsolidated partnerships of $5.8 million and $1.4 million and other revenue (made up primarily of interest income) of $283,000 and $937,000, respectively. Percentage Lease revenue is computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. For the nine months ended September 30, 1997, 97.3% of Percentage Lease revenue was derived from suite revenues. A more detailed discussion of hotel suite revenue begins at "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The increase in Percentage Lease revenue is attributed primarily to the increased number of hotels owned at September 30, 1997 compared to the same period in 1996 and increased suite revenue at the comparable hotels (those hotels owned for the entire nine months in both 1996 and 1997). The increase in the number of hotels accounted for approximately $43.0 million of the increase (86%) while Percentage Lease revenue for the nineteen comparable hotels increased by $7.1 million (14%).

         Suite revenues for the Original Hotels increased 9.3% and the CSS Hotels increased suite revenue by 21.4% for this nine month period.

         The increase in income from unconsolidated partnerships is principally attributed to the increase in unconsolidated partnership hotels from five hotels at September 30, 1996 to 14 at September 30, 1997.

         Total expenses increased $40.8 million in the nine months ended September 30, 1997 from $35.3 million to $76.1 million over the same period in 1996. The primary components of the dollar increase are: depreciation; taxes, insurance and other; and interest expense. The primary reason for these increases relate to the increased number of hotels owned by the Partnership. Those expenses that made up the majority of the increase, as a percentage of total revenue, were depreciation (27.9% of total revenue for the nine months ended September 30, 1997 compared to 23.8% in the same period 1996), and interest expense (15.6% of total revenue in 1997 compared to 8.4% in 1996).

         Depreciation, as a percentage of total revenue, increased primarily as a result of the major renovation projects which were placed in service and started depreciating in late 1996 or early 1997.

         The increased interest expense, as a percentage of total revenue, is reflective of the additional borrowings during the end of 1996 and first nine months of 1997 to finance hotel acquisitions and the renovation program.

         Preferred distributions increased from $4.8 million for the nine months in 1996 to $8.8 million for the same period in 1997. This increase is due to the preferred units, issued in May 1996, which accrued a full nine months of dividends in 1997.

         Net income applicable to unitholders for the nine months ended September 30, 1997 and 1996 was $43.8 million and $32.6 million respectively.

         Three Months Ended September 30, 1997 and 1996

         For the three months ended September 30, 1997 and 1996, the Partnership had revenues of $51.1 million and $26.4 million, respectively, consisting primarily of Percentage Lease revenues of $48.6 million and $25.3 million respectively, income from unconsolidated partnerships of $2.3 million and $927,000, and other income of $112,000 and $163,000, respectively. A more detailed discussion of hotel suite revenue begins at "The Hotels -- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The increases in Percentage Lease revenues of $23.3 million is attributable primarily to the hotels acquired since the third quarter of 1996 coupled with increased suite revenues at the 36 hotels that are comparable (those hotels owned for the entire quarter in both 1997 and 1996). The increase in hotels accounted for $17.2 million of the increase while the comparable hotels contributed $6.1 million of the increase.

         The increase in income from unconsolidated partnerships is principally attributed to the increase in unconsolidated partnership hotels from five hotels at September 30, 1996 to 14 at September 30, 1997.

         Total expenses increased $15.7 million in the three months ended September 30, 1997, from $13.0 million to $28.7 million. This represents an increase in expenses as a percentage of total revenue of 6.8 percentage points from 49.4% to 56.2%. The primary components of this increase in dollars were: depreciation; taxes, insurance and other; and interest expense. The primary reason for this increase is related to the increased number of hotels owned by the Partnership. The expense that made up the majority of the increase, as a percentage of total revenue, was interest expense (14.1% of total revenue in 1997 compared to 6.7% in 1996).

         The increased interest expense, as a percentage of total revenue, is reflective of the additional borrowings during the end of 1996 and first nine months of 1997 to finance hotel acquisitions and the renovation program.

         Net income applicable to unitholders before extraordinary charge for the quarter was $19.4 million, or 38.1% of total revenue, as compared to $8.0 million, or 30.5% of total revenue, for the third quarter of 1996.

Funds From Operations

         The Company considers Funds From Operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The following table computes Funds From Operations under the National Association of Real Estate Investment Trusts ("NAREIT") definition. Funds From Operations under the NAREIT definition consists of net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation of real property (including furniture and equipment) and after adjustments for unconsolidated partnerships and joint ventures (in thousands, except per share and unit data).

                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                       ------------------    ------------------
                                                                        1997       1996        1997       1996
                                                                       -------    -------    -------    -------
Funds From Operations (FFO):
Net income ........................................................    $22,385    $10,992    $52,641    $37,371
Less preferred distributions ......................................      2,949      2,949      8,848      4,784
                                                                       -------    -------    -------    -------
Net income applicable to unitholders ..............................     19,436      8,043     43,793     32,587
Add back:
  Extraordinary charge for write-off of deferred
  financing  ......................................................                 2,354                 2,354
  Depreciation ....................................................     14,238      7,529     35,969     17,833
  Depreciation for unconsolidated partnerships ....................      2,555        575      6,904      1,070
                                                                       -------    -------    -------    -------
FFO available to units ............................................     36,229     18,501     86,666     53,844
Add preferred distributions .......................................      2,949      2,949      8,848      4,784
                                                                       -------    -------    -------    -------
FFO diluted for conversion of preferred units .....................    $39,178    $21,450    $95,514    $58,628
                                                                       =======    =======    =======    =======

Weighted average units outstanding ................................     39,347     26,172     32,412     25,953
Weighted average units outstanding,
  diluted for conversion of preferred stock .......................     44,037     30,862     37,102     28,555

Per share and unit data:
FFO per units outstanding .........................................    $  0.92    $  0.71    $  2.67    $  2.07
FFO per units outstanding, diluted for
  conversion of preferred units ...................................    $  0.89    $  0.70    $  2.57    $  2.05

        Included in the Funds From Operations described above is the Partnerships' share of FFO from its interest in fourteen unconsolidated partnerships. The FFO contribution from these unconsolidated partnerships is as follows (in thousands):

                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                                        --------------------     --------------------
                                                                          1997        1996         1997        1996
                                                                        --------     -------     --------     -------
Statement of operations information:
Percentage Lease revenue ...........................................    $ 13,297     $ 3,889     $ 35,551     $ 6,011
Other income .......................................................       3,140                    4,316
                                                                        --------     -------     --------     -------
                      Total revenue ................................      16,437       3,889       39,867       6,011

Expenses:
        Depreciation ...............................................       4,216       1,085       11,431       2,037
        Taxes, insurance and other .................................       3,436         195        6,314         358
        Interest expense ...........................................       3,215         689        8,216         689
                                                                        --------     -------     --------     -------
                      Total expenses ...............................      10,867       1,969       25,961       3,084
                                                                        --------     -------     --------     -------
Net income .........................................................    $  5,570     $ 1,920     $ 13,906     $ 2,927
                                                                        ========     =======     ========     =======

50% of net income attributable to the Partnership ..................    $  2,785     $   960     $  6,953     $ 1,464
Amortization of cost in excess of book value .......................        (447)        (33)      (1,188)        (52)
                                                                        --------     -------     --------     -------
Income from unconsolidated partnerships ............................       2,338         927        5,765       1,412
Add back:  Depreciation ............................................       2,108         542        5,715       1,018
           Amortization of cost in excess of book value ............         447          33        1,189          52
                                                                        --------     -------     --------     -------
FFO contribution of unconsolidated partnerships ....................    $  4,893     $ 1,502     $ 12,669     $ 2,482
                                                                        ========     =======     ========     =======

The Hotels -- Actual

        The following table sets forth historical suite revenue and percentage changes therein between the periods presented for the 71 hotels which the Lessee operated at September 30, 1997. The following table also presents comparative information with respect to percentage of occupied rooms ("Occupancy"), average daily rate ("ADR") and revenue per available room ("RevPAR") for the 13 Original Hotels, the 18 CSS Hotels, the 12 1996 Acquisitions and the 28 1997 Acquisitions, regardless of ownership, through September 30, 1997. Except as otherwise noted below, each of such hotels is operated as an Embassy Suite's hotel.

                                    THREE MONTHS ENDED                            NINE MONTHS ENDED
                                       SEPTEMBER 30,                                 SEPTEMBER 30,
                                --------------------------                     ------------------------
                                   1997           1996            VARIANCE       1997            1996        VARIANCE
                                ----------     -----------        --------     ----------       -------      --------
Room Revenue (in thousands):
  Original Hotels (13) .        $   21,958     $    19,828          10.7%      $   64,876     $   59,353         9.3%
  CSS Hotels (18) ......            35,816          29,317          22.2%         108,379         89,287        21.4%
  1996 Acquisitions (12)            24,007          22,749           5.5%          69,493         64,782         7.3%
  1997 Acquisitions (28)            51,266          50,874           0.8%         157,331        155,134         1.4%
                                ----------     -----------                     ----------        -------
  Total (71) ...........        $  133,047     $   122,768           8.4%      $  400,079     $  368,557         8.6%
                                ==========     ===========                     ==========        =======

Occupancy:
  Original Hotels ......             76.9%           77.8%       (0.9)pts           77.4%          77.7%     (0.3)pts
  CSS Hotels ...........             74.5%           68.3%        6.2 pts           74.5%          68.4%      6.1 pts
  1996 Acquisitions ....             77.0%           76.6%        0.4 pts           76.2%          74.6%      1.6 pts
  1997 Acquisitions ....             71.8%           73.9%       (2.1)pts           72.9%          75.2%     (2.3)pts
  Total ................             74.2%           73.5%        0.7 pts           74.6%          73.7%      0.9 pts

ADR:
  Original Hotels ......        $   107.50     $    101.13           6.3%      $   109.29    $    102.11         7.0%
  CSS Hotels ...........            113.40          101.30          11.9%          115.67         103.21        12.1%
  1996 Acquisitions ....            120.34          115.66           4.0%          118.69         112.74         5.3%
  1997 Acquisitions ....            108.51          104.55           3.8%          110.25         105.18         4.8%
  Total ................            111.61          105.04           6.3%          112.92         105.42         7.1%

RevPAR:
  Original Hotels ......        $    82.70     $     78.69           5.1%      $    84.61    $     79.39         6.6%
  CSS Hotels ...........             84.49           69.14          22.2%           86.16          70.60        22.0%
  1996 Acquisitions ....             92.70           88.62           4.6%           90.44          84.07         7.6%
  1997 Acquisitions ....             77.89           77.29           0.8%           80.42          79.13         1.6%
  Total ................             82.81           77.17           7.3%           84.24          77.70         8.4%

ORIGINAL HOTELS:    Boston - Marlborough, MA; Brunswick, GA; Chicago - Lombard,
                    IL; Corpus Christi, TX; Dallas (Love Field), TX; Dallas
                    (Park Central), TX; Flagstaff, AZ; Jacksonville, FL;
                    Nashville, TN; New Orleans, LA; Orlando (North), FL;
                    Orlando (South), FL; Tulsa, OK.

CSS HOTELS:         Anaheim, CA; Baton Rouge, LA; Birmingham, AL; Boca Raton,
                    FL (1); Deerfield Beach, FL; Ft. Lauderdale, FL; Los
                    Angeles (LAX South), CA; Miami, FL; Milpitas, CA;
                    Minneapolis (Airport), MN; Minneapolis (Downtown), MN;
                    Napa, CA; Oxnard (Mandalay Beach), CA; Phoenix, AZ; San
                    Francisco (Airport North), CA; San Francisco (Airport
                    South), CA; St. Paul, MN; Tampa (Busch Gardens), FL(1).

1996 ACQUISITIONS:  Atlanta-Buckhead, GA; Beaver Creek Resort (Avon-Vail), CO;
                    Boca Raton, FL; Charlotte, NC; Cleveland, OH; Deerfield, IL; Indianapolis, IN; Kingston Plantation (Myrtle Beach), SC(3); Lexington, KY(2); Parsippany, NJ; Piscataway, NJ; San Rafael (Marin County) CA.

1997 ACQUISITIONS:  Atlanta, GA; Atlanta Galleria, GA(4); Atlanta Gateway,
                    GA(4); Austin, TX; Austin (Downtown), TX(1); Bloomington, MN(1); BWI Airport, MD(1); Chicago O'Hare, IL(4); Covina, CA; Dallas Market Center, TX; Dallas Park Central(4); Dana Point, CA(1); Kansas City, MO; Lake Buena Vista, FL(1); LAX North, CA; Nashville, TN; Nashville, TN(1); Omaha, NE(1); Overland Park, KS; Phoenix Crescent, AZ(4); Raleigh, NC; San Antonio, TX; San Antonio (Airport), TX; Secaucus, NJ; Society Hill, PA (4) ;Syracuse, NY; Tampa Rocky Point, FL(1); Troy, MI(1).

(1) Operating as a Doubletree Guest Suites hotel
(2) Operating as a Hilton Suites hotel
(3) In the process of conversion to Embassy Suites hotels
(4) Operating as a Sheraton hotel

  Comparison of The Hotels' Suite Revenues for the Nine Months
  Ended September 30, 1997 and 1996

         Suite revenues from the 71 Hotels, included without regard to ownership, increased 8.6% for the nine months ended September 30, 1997 from the same period of 1996. The Original Hotels increased 9.3%, the CSS Hotels increased 21.4%, the 1996 Acquisition Hotels increased 7.3% and the 1997 Acquisition Hotels increased 1.4% for the nine months ended September 30, 1997 as compared to the same period of 1996.

         The Original Hotels were owned by the Partnership throughout all of the first nine months of both 1997 and 1996. Suite revenue for these hotels increased $5.5 million over the same period in 1996. This improvement in suite revenue resulted from increased average daily rates ("ADR") of 7.0%. The hotels in this group recorded increases in ADR ranging from 2.5% to 12.5%. The increases in ADR at these hotels are attributed to the strength of the markets in which these hotels operate as well as aggressive rate management.

          For the nine months of 1997 over 1996 the CSS Hotels experienced an increase in ADR of 12.1% to $115.67 and a 6.1 percentage point increase in Occupancy to 74.5%. The strength of the improvement in the CSS Hotels is partially reflective of the $54 million suite renovation program that was completed in the first quarter of 1997. This program made substantial upgrades and improvements to these former Crown Sterling Suites hotels. This group of hotels were also converted to the Embassy Suites (16) or Doubletree Guest Suites (2) brand during 1996. The increase in both occupancy and ADR is also attributable in part, to the stronger marketing presence of the Embassy Suites and Doubletree Guest Suites brands.

         The 1996 Acquisition Hotels increased ADR by 5.3% to $118.69 and occupancy increased 1.6 percentage points which resulted in suite revenue increases for these hotels of $4.7 million in the first nine months of 1997 compared to the same period in 1996. Some of the 1996 Acquisition Hotels benefitted from suite renovations completed in 1996 or during the first quarter of 1997. The Company has committed to reserving 4% of suite revenue for ongoing capital replacements and improvements for all of its Hotels, in addition to making normal repair and maintenance expenditures and any necessary renovations for hotels acquired.

         The 1997 Acquisition hotels, collectively, increased ADR by 3.8%
and 4.8%, respectively for the three and nine months ended September 30, 1997 compared to the same period of 1996. Certain of the individual 1997 Acquisition hotels, however, had decreases in ADR and/or Occupancy for such comparable periods. These decreases are primarily the result of temporary declines attributed to disruptions from rebranding, repositioning and/or renovation of certain hotels and in the case of those hotels located in Atlanta, Georgia, decreased demand in 1997 compared to 1996 due to the 1996 Summer Olympics which were held in Atlanta.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's principal source of cash to meet its cash requirements, including distributions to unitholders, is its share of the cash flow from the Percentage Leases. For the nine months ended September 30, 1997, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $74.6 million and funds from operations diluted for the conversion preferred units, which is the sum of net income and depreciation of real property (including furniture and equipment), was $95.5 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Partnership's liquidity, including its ability to make distributions to unitholders, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         At September 30, 1997, the Lessee had paid all amounts then due the Partnership under the Percentage Leases. During the nine months ended 1997, the Lessee realized a net loss of $1.6 million. The Lessee's accumulated shareholders' deficit of $8.0 million at September 30, 1997 resulted from the nine months ended 1997 loss and from losses during 1996 as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. Although it is currently anticipated that the Lessee could sustain a loss during 1997, it is anticipated that its future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Minority equity interest in two of DJONT's consolidated subsidiaries, relating to an aggregate of 15 Hotels, are held by unrelated third parties that also own an equity interest in such Hotels. Messrs. Feldman and Corcoran, such unrelated third party owners, and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $15.4 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 32 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at September 30, 1997.

         The Partnership intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements to the extent that working capital and cash flow from the Partnership's investments are insufficient to make such distributions.

         At September 30, 1997, the Partnership had $18.9 million of cash and cash equivalents and had utilized $296 million of the amount available under the Partnership's $550 million unsecured revolving Line of Credit. On October 1, 1997, the Company placed $300 million in long term senior unsecured private placement debt. This senior unsecured private placement debt, bears interest at 7d% for the notes due 2004, and 7e% for the notes due 2007. The Company has filed a registration statement with the SEC, which has not yet been declared effective, to exchange privately placed debt for registered debt with identical terms.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Partnership has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Partnership's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Partnership at September 30, 1997 are summarized in the following table:

                                                 SWAP RATE
                                                  RECEIVED
                    SWAP RATE      EFFECTIVE    (VARIABLE) AT         SWAP
NOTIONAL AMOUNT    PAID (FIXED)   FIXED RATE       9/30/97          MATURITY
---------------    ------------   ----------     ------------       --------
$50 million          6.1112        7.6112          6.4762%        October 1999
$25 million          5.9550        7.4550          6.1910%        November 1999

         After application of the $300 million senior unsecured privately placed debt, and taking into consideration the $75 million in interest rate swaps, the Company has reduced its variable rate debt to about 10% of total debt outstanding. The fixed rate debt held by the Company bears interest at a weighted average rate of 7.6%.

         The differences to be paid or received by the Partnership under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Partnership pursuant to the terms of its interest rate agreement and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Partnership minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

         The Company completed construction and placed into service on July 1, 1997, 129 net additional suites, meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts hotel at a cost of $15.9 million. The Company is constructing 67 additional suites at its Jacksonville, Florida hotel and 67 additional suites at its Orlando (North), Florida hotel at an aggregate projected cost of $10.2 million with an expected completion in early 1998.

         The Partnership's cash flow from financing activities of approximately $571.7 million for the nine months ended September 30, 1997 resulted from the following: The sale of an aggregate of 14.2 million units with net proceeds of $448.6 million; (3.0 million units in the first quarter of 1997 at $35.50 per unit and 11.2 million units at September 30, 1997 at $36.625) net of 1.2 million units repurchased from Promus net borrowings under the Company's line of credit of $180.1 million; and distributions paid of $57.0 million.

INFLATION

         Operators of hotels, in general, possess the ability to adjust room rates periodically to reflect the effects of inflation. Competitive pressures may, however, limit the Lessee's ability to raise room rates.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Partnership's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent the cash flow from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Partnership expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its shareholders.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"),
No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), No. 130 "Reporting Comprehensive Income" ("SFAS 130"), and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), all of which are effective for fiscal years beginning after December 15, 1997.

         SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information.

         Management believes that, when adopted, SFAS 128, 129, 130 and 131 will not have a significant impact on the Company's financial statements.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("1934 ACT"). Although the Partnership believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Partnership's current expectations are disclosed herein and in the Company's other filings under the 1933 Act and 1934 Act (collectively, "Cautionary Disclosures"). The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

                         PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Company through September 30, 1997, see Note 1 of Notes to Consolidated Financial Statements of FelCor Suites Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:



                  Exhibit
                  Number                           Description

                     3.1             --            Certificate of Limited Partnership of the Partnership dated May 20, 1994, as filed with the Secretary of State of Delaware (filed as Exhibit 3.1 to the
                                                   Partnership's  registration statement on Form S-4 (File No. 333-39595) (the
                                                   "1997 S-4 Registration Statement") and incorporated herein by reference).

                     3.2             --            Amended and Restated Agreement of Limited Partnership of the Partnership (filed as Exhibit 10.1 to FelCor's Annual Report on Form 10-K/A Amendment No. 1 for the
                                                   fiscal year ended December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

                    3.2.1            --            First Amendment to Amended and Restated Agreement of Limited Partnership of the
                                                   Partnership dated as of November 17, 1995 by and among FelCor, Promus Hotels,
                                                   Inc. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.1 to FelCor's Annual
                                                   Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995
                                                   (the "1995 10-K") and incorporated herein by reference).


                     3.2.2           --            Second Amendment to Amended and Restated Agreement of Limited Partnership of
                                                   Partnership dated as of January 9, 1996 between FelCor and all of the persons or entities who are or shall in the future become limited partners of the
                                                   Partnership (filed as Exhibit 10.1.2 to the 1995 10-K and incorporated herein by reference).

                     3.2.3           --            Third Amendment to Amended and Restated Agreement of Limited Partnership of the
                                                   Partnership dated as of January 10, 1996 by and among FelCor, MarRay-LexGreen,
                                                   Inc. and all of the persons and entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.3 to the 1995 10-K and incorporated herein by reference).

                     3.2.4           --            Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of
                                                   the Partnership dated as of January 10, 1996 by and among FelCor, Piscataway-
                                                   Centennial Associates Limited Partnership and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as
                                                   Exhibit 10.1.4 to the 1995 10-K and incorporated herein by reference).


                     3.2.5           --            Fifth Amendment to Amended and Restated Agreement of Limited Partnership of the
                                                   Partnership dated as of May 2, 1996, between FelCor and all of the persons or entities who are or shall in the future become limited  partners of the Partner-
                                                   ship, adopting Addendum No. 2 to Amended and Restated Agreement of Limited
                                                   Partnership of the Partnership dated as of May 2, 1996 (filed as Exhibit 10.1.5 to FelCor's Form 10-Q for the quarter ended June 30, 1996 (the "1996 Second
                                                   Quarter 10-Q") and incorporated herein by reference).

                     3.2.6           --            Sixth Amendment to Amended and Restated Agreement of Limited Partnership of the
                                                   Partnership dated as of September 16, 1996, by and among FelCor, John B.
                                                   Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.6 to FelCor's
                                                   Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996
                                                   10-K") and incorporated herein by reference).


                       4.1           --            Indenture dated as of October 1, 1997 by and among the Partnership, FelCor, the
                                                   Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as
                                                   Trustee (filed as Exhibit 4.1 to the 1997 S-4 Registration Statement and
                                                   incorporated herein by reference).


                    10.2.2           --            Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Partnership through September 30, 1997 (filed as Exhibit 10.2.2 to the 1997 S-4 Registration
                                                   Statement and incorporated herein by reference).


                      10.23          --            Third Amended and Restated Revolving Credit Agreement dated as of August 14,
                                                   1997 among FelCor and the Partnership, as Borrower, the Lenders party thereto,
                                                   The Chase Manhattan Bank, as Administrative Agent, and  Wells Fargo Bank,
                                                   National Association, as Documentation Agent (filed as Exhibit 10.23 to the 1997
                                                   S-4 Registration Statement and incorporated herein by reference).

                      10.25          --            Registration Rights Agreement dated as of September 26, 1997 among the General
                                                   Partner, the Partnership, Morgan Stanley & Co. Incorporated, NationsBank Capital
                                                   Markets, Inc. and Salomon Brothers Inc (filed as Exhibit 10.25 to the 1997 S-4
                                                   Registration Statement and incorporated herein by reference).

                    27.1             --            Financial Data Schedule

                      (b)  Reports on Form 8-K:

                           None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1997

                                            FELCOR SUITES LIMITED PARTNERSHIP



                                            By: /s/ Lester C. Johnson
                                               --------------------------------
                                                      Lester C. Johnson
                                                Vice President and Controller
                                                  FelCor Suite Hotels, Inc.
                                                    its general partners
                                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                    Description
------                    -----------
 27                 Financial Data Schedule