Form 10-K405
period 1997-12-31
FELCOR SUITES LP
filed 1998-03-23
CIK 1048789

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER 333-39595-01

                        FELCOR SUITES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2564994
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

545 E. JOHN CARPENTER FRWY., SUITE 1300, IRVING, TEXAS              75062
     (Address of principal executive offices)                     (Zip Code)

                                 (972) 444-4900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                    ON WHICH REGISTERED
-------------------                                   ---------------------
       NONE


Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting and non-voting limited partnership interests held by non-affiliates of the registrant, as of March 10, 1998, was approximately $110 million.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                        FELCOR SUITES LIMITED PARTNERSHIP

                                      INDEX


                                                                                                  FORM 10-K
                                                                                                    REPORT
ITEM NO.                                                                                            PAGE
-------                                                                                            --------

                                     PART I
1. Business ...................................................................................       3
2. Properties .................................................................................      10
3. Legal Proceedings ..........................................................................      15
4. Submission of Matters to a Vote of Security Holders ........................................      15

                                     PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ......................      15
6. Selected Financial Data ....................................................................      17
7. Management's Discussion and Analysis of Financial Condition and Results of Operations ......      22
8. Financial Statements and Supplementary Data ................................................      31
9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .......      31

                                    PART III

10.  Directors and Executive Officers of the Company ..........................................      32
11.  Executive Compensation ...................................................................      35
12.  Security Ownership of Certain Beneficial Owners and Management ...........................      40
13.  Certain Relationships and Related Transactions ...........................................      41

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................      42

                                     PART I

ITEM 1. BUSINESS

         FelCor Suites Limited Partnership (the "Operating Partnership") and its subsidiaries at December 31, 1997, owned interests in 73 hotels with an aggregate of 17,933 suite/rooms in 27 states (collectively the "Hotels"). The sole general partner of the Operating Partnership is FelCor Suite Hotels, Inc. ("FelCor"), a self-administered equity real estate investment trust ("REIT") that at December 31, 1997 owned a 92.7% general partner interest in the Operating Partnership. FelCor, the Operating Partnership and its subsidiaries, are herein referred to, collectively, as the "Company". Fifty-two of the Hotels are operated as Embassy Suites(R) hotels (of which 28 were converted from other brands), 13 are operated as Doubletree Guest Suites(R) hotels, seven are operated as Sheraton(R) hotels (five of which are upscale, full-service traditional non-suite hotels) and one is operated as a Hilton Suites(R) hotel. Sixty-three of the Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus") which, following its recent merger with Doubletree Corporation, includes Doubletree Hotel Corporation and its subsidiaries ("Doubletree"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, seven are managed by a subsidiary of ITT Sheraton Corporation ("Sheraton") and three are managed by independent management companies. At December 31, 1997, the Company was the owner of the largest number of Embassy Suites hotels in the world.

         To enable FelCor to satisfy certain requirements for qualifications as a REIT, neither it nor the Operating Partnership can operate the hotels in which they invest. Accordingly, the Company typically leases the Hotels to DJONT Operations, L.L.C., or a consolidated subsidiary thereof (collectively, the "Lessee"), pursuant to leases with terms of ten years that provide for rent equal to the greater of a minimum base rent ("Base Rent") or a percentage rent ("Percentage Rent") based on hotel suite/room revenues and food and beverage revenues and rents ("Percentage Leases"). See "Item 2. Properties" for information regarding the terms of the Percentage Leases. DJONT Operations L.L.C. is a Delaware limited liability company, of which all the voting interests (constituting a 50% equity interest) are beneficially owned by Hervey
A. Feldman and Thomas J. Corcoran, Jr., who are directors and officers of the Company, and the non-voting interests (constituting the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Charles N. Mathewson, a major investor in the Company and a director of the Company.

     Growth Strategies

         The Company's primary business objectives are to (i) identify hotel investments that are underperforming due to lack of sufficient capital improvements, poor management or franchise affiliation, (ii) add value to its hotels through active asset management and the strategic investment of capital, and (iii) build solid working relationships with, and be the "owner-of-choice" for, selected premium, full-service hotel brand owners/managers who are willing to commit to the on-going success of the Company's hotels they license and manage. The Company seeks to increase operating cash flow and enhance its value through both internal growth and acquisitions. The Company's internal growth strategy is to utilize its asset management expertise to improve the quality of its hotels by renovating, upgrading and repositioning, thereby improving the revenue performance of the hotels, and to participate, through the Percentage Leases, in any growth in revenues at its hotels. The Company's acquisition growth strategy remains focused substantially upon the purchase of additional existing and a limited number of newly developed hotels that meet the Company's investment criteria.

     Strategic Relationships

         The Company currently maintains strategic brand owner/manager relationships with Promus and Sheraton. Promus recently completed the merger of its company with Doubletree. The combined Promus company constitutes the lodging industry's third largest entity based on annual revenue. The Company believes that this merger will increase the Company's flexibility in branding its all-suite hotels to capitalize on local market conditions and brand representation. ITT Corporation, the parent of ITT Sheraton Corporation, was recently acquired by Starwood Hotels and Resorts Worldwide, Inc.
("Starwood").

o Promus Hotel Corporation is the largest operator of full-service, all-suite hotels in the United States. Promus is also the owner of the Embassy Suites, Doubletree(R) and Doubletree Guest Suites brands and the manager of 63 of the Company's Hotels. In addition, based on the closing price of the Common Stock on the NYSE on December 31, 1997, Promus owned Common Stock of FelCor and units of partnership interest ("Units") of the Operating Partnership with an aggregate value of more than $50 relationship with Promus has provided the foundation for the Company's historical growth.

o ITT Sheraton Corporation is the owner of the Sheraton brand and a wholly owned subsidiary of Starwood with more than 460 hotels in over 60 countries. This newest strategic alliance, coupled with the purchase of seven Sheraton hotels in 1997 (including a total of five non-suite hotels), provided the Company with its initial entry into the upscale, full-service, non-suite hotel market and may provide the Company with opportunities for future growth.

         The strength of the Company's strategic relationships with the foregoing brand owner/managers are evidenced by their (i) significant equity investments in 15 of the Company's Hotels, (ii) agreements to make subordinated loans to the Lessee (in support of the Lessee's obligations under certain Percentage Leases with respect to certain hotels), (iii) subordination of certain customary fees to the Lessee's obligations under applicable Percentage Leases, (iv) grants of certain performance-based termination rights by the managers to the Lessees, and (v) in one case, guarantee of a $25 million loan to the Company.

     Hotel Acquisition and Expansion

         At December 31, 1997, the Company owned interests in 73 hotels with an aggregate of 17,933 suites/rooms. Of the Hotels, the Company owns 100% equity interests in 55 hotels (13,430 suites), a 90% or greater interest in entities owning four hotels (1,041 suites) and 50% interests in separate entities that own 14 hotels (3,462 suites). The Hotels are located in 27 states, with 31 hotels in California, Florida and Texas. The following table provides certain information regarding the Hotels acquired through December 31, 1997:



                                         NUMBER OF HOTELS             NUMBER OF
                                         HOTELS ACQUIRED             SUITES/ROOMS
                                         ----------------            ------------
            1994                                   7                        1,730
            1995                                  13                        2,649
            1996                                  23                        5,769
            1997
             1st Quarter                          15                        3,446
             2nd Quarter                           9                        2,715
             3rd Quarter                           4                        1,000
             4th Quarter                           2                          447
                                              ------                       ------
                                                  73                       17,756
                                              ======
                Additional suites constructed                                 177
                                                                           ------
                                                                           17,933
                                                                           ======

     Hotel Renovation and Conversion

         The Company believes that its commitment to make the necessary capital expenditures to upgrade and maintain its hotel properties in accordance with its high standards differentiates it from many other hotel companies. Typically, the Company renovates or upgrades hotels acquired and, in many instances, incurs the cost of converting such hotels into national brands like Embassy Suites, Doubletree Guest Suites or Sheraton. For the year ended December 31, 1997, the Company spent approximately $22.0 million on renovations and upgrading 35 of its Hotels. Additionally, the Company is planning to spend approximately $36.9 million for additional renovations and upgrades in 1998 for those hotels owned at December 31, 1997.

         During 1997 the Company completed construction in July on a net of 129 suites, additional meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts Embassy Suites hotel at a cost of approximately $16.0 million. Additionally, during 1997 the Company started construction of an aggregate of 134 suites at its Jacksonville and Orlando (North), Florida Embassy Suites hotels which are to open in the first quarter of 1998, at an aggregate projected cost of $10.2 million. At December 31, 1997, an aggregate of approximately $7.4 million had been spent on these two hotels.

         In addition to the conversion and upgrade costs typically incurred by the Company in connection with newly acquired hotels, the Company is required under the Percentage Leases to provide a capital replacement reserve, consisting of 4% of suite revenues (on a cumulative basis), for recurring capital improvements and replacements at its hotels. In addition to the capital expenditures made, as described above, for the conversion and upgrade of newly acquired hotels, the Company expended approximately $19.3 million (approximately 4.2% of suite revenues) during 1997 and approximately $9.2 million (approximately 4.3% of suite revenues) during 1996, on recurring capital replacements. In addition to such capital expenditures by the Company, the Lessee also expended approximately $26.2 million (approximately 5.7% of suite revenues) during 1997 and approximately $14.5 million (approximately 6.2% of suite revenues) during 1996 on routine maintenance and repair of the Hotels, for which the Lessee is responsible under the Percentage Leases.

     Financing Transactions

         The Board of Directors of FelCor ("Board of Directors") has adopted a policy which limits the Company's indebtedness to not more than 40% of its investment in hotel assets, at cost, which at December 31, 1997, would allow the Company to borrow up to approximately $690 million under this policy. This policy may be modified by the Board of Directors at any time. At December 31, 1997, the Company had a $550 million unsecured revolving line of credit ("Line of Credit"), under which it had borrowed $136 million. In addition, the Company had other indebtedness of an unsecured term loan of $25 million (guaranteed by Promus) ("Renovation Loan"), $298 million in unsecured senior notes (net of discount) and approximately $650,000 of other unsecured indebtedness. The Company also had, at December 31, 1997, an additional $17.0 million in secured debt, including capitalized lease obligations. At December 31, 1997, the total Indebtedness of the Company was 28.5% of Adjusted Total Assets and its ratio of EBITDA to interest paid for the year ended December 31, 1997 was 7.2 to 1. The Company believes that its current debt limitation policy, its preference for unsecured debt and its success in raising equity capital for expansion, demonstrate the Company's commitment to the maintenance of a conservative but flexible capital structure.

     Hotel Operating Performance

         The Company's 43 hotels owned at both December 31, 1997 and 1996, which reflect the effect of the Company's ownership and management of strategic partners, produced outstanding results with RevPAR increasing 12.9% over 1996. The largest portion of this increase came from the 18 former Crown Sterling Suites(R) hotels ("CSS Hotels") which continued their trend of improved RevPAR throughout 1997, achieving a RevPAR of $85.01 in 1997 compared to $70.05 for 1996, an increase of approximately 21.4%. The Company attributes this dramatic increase to the renovation and repositioning of these hotels in 1996 and early 1997.

         The following table sets forth historical suite revenue, occupancy percentage ("Occupancy"), average daily rate ("ADR") and revenue per available room ("RevPAR") and the percentage changes therein between the periods presented for the 73 hotels which the Lessee operated at December 31, 1997. This information is presented regardless of ownership. Except as otherwise noted below, each of the hotels is operated as an Embassy Suites hotel.

                                                                                YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                                1997            1996         VARIANCE
                                                                              -----------    -----------    -----------
Suite Revenue (in thousands):
     Original Hotels (13) .................................................   $    85,944    $    78,622            9.3%
     CSS Hotels (18) ......................................................       143,012        118,300           20.9%
     1996 Acquisitions (12) ...............................................        90,162         83,920            7.4%
                                                                              -----------    -----------
     Subtotal -- Hotels owned at both December 31, 1997 and 1996 (43) .....       319,118        280,842           13.6%
     1997 Acquisitions (30) ...............................................       217,662        210,570            3.4%
                                                                              -----------    -----------
     Total (73) ...........................................................   $   536,780    $   491,412            9.2%
                                                                              ===========    ===========
Occupancy:
     Original Hotels ......................................................         76.1%          76.5%           (0.5)%
     CSS Hotels ...........................................................         73.4%          67.8%            8.3%
     1996 Acquisitions ....................................................         74.0%          73.0%            1.4%
     Subtotal -- Hotels owned at both December 31, 1997 and 1996 ..........         74.3%          71.6%            3.8%
     1997 Acquisitions ....................................................         71.8%          73.1%           (1.8)%
     Total ................................................................         73.2%          72.2%            1.4%
Average Daily Rate (ADR):
     Original Hotels ......................................................       $109.35        $102.82             6.4%
     CSS Hotels ...........................................................       $115.85        $103.31            12.1%
     1996 Acquisitions ....................................................       $118.61        $111.54             6.3%
     Subtotal -- Hotels owned at both December 31, 1997 and 1996 ..........       $114.77        $105.50             8.8%
     1997 Acquisitions ....................................................       $109.20        $103.69             5.3%
     Total ................................................................       $112.44        $104.72             7.4%
Revenue Per Available Suite (RevPAR):
     Original Hotels ......................................................       $ 83.17        $ 78.65             5.7%
     CSS Hotels ...........................................................       $ 85.01        $ 70.05            21.4%
     1996 Acquisitions ....................................................       $ 87.73        $ 81.46             7.7%
     Subtotal -- Hotels owned at both December 31, 1997 and 1996 ..........       $ 85.25        $ 75.52            12.9%
     1997 Acquisitions ....................................................       $ 78.39        $ 75.80             3.4%
     Total ................................................................       $ 82.33        $ 75.64             8.8%

ORIGINAL HOTELS:     Flagstaff, AZ, Jacksonville, FL, Orlando (North), FL,
                     Orlando (South), FL, Brunswick, GA, Chicago - Lombard, IL,
                     New Orleans, LA, Boston - Marlborough, MA, Tulsa, OK,
                     Nashville, TN, Corpus Christi, TX, Dallas (Love Field), TX,
                     Dallas (Park Central), TX.

CSS HOTELS:          Birmingham, AL, Phoenix (Camelback), AZ, Anaheim, CA, El
                     Segundo (LAX South), CA, Milpitas, CA, Napa, CA, Oxnard
                     (Mandalay Beach), CA, San Francisco (Airport North), CA,
                     San Francisco (Airport South), CA, Boca Raton, FL(1),
                     Deerfield Beach, FL, Ft. Lauderdale, FL, Miami, FL, Tampa
                     (Busch Gardens), FL(1), Baton Rouge, LA, Minneapolis
                     (Airport), MN, Minneapolis (Downtown), MN, St. Paul, MN.

1996 ACQUISITIONS:   San Rafael (Marin County), CA, Avon (Beaver Creek), CO,
                     Boca Raton, FL, Atlanta (Buckhead), GA, Deerfield, IL,
                     Indianapolis (North), IN, Lexington, KY(2), Charlotte, NC,
                     Parsippany, NJ, Piscataway, NJ, Cleveland, OH, Myrtle Beach
                     (Kingston Plantation), SC(3).

1997 ACQUISITIONS:   Phoenix (Crescent), AZ(3), Covina, CA, Dana Point, CA(1),
                     Los Angeles (LAX North), CA, Lake Buena Vista (Disney
                     World), FL(1), Tampa (Rocky Point), FL(1), Atlanta
                     (Airport), GA(4), Atlanta (Galleria)(3), GA, Atlanta
                     (Perimeter Center), GA, Chicago (O'Hare), IL(4), Overland
                     Park, KS, Baltimore, MD(1), Troy, MI(1), Bloomington,
                     MN(1), Kansas City (Country Club Plaza), MO, Raleigh, NC,
                     Raleigh/Durham, NC(1), Omaha,

                     NE(1), Secaucus, NJ, Syracuse, NY, Dayton, OH(1), Philadelphia (Society Hill), PA(3), Nashville (Airport), TN(1), Austin (Airport North), TX, Austin (Downtown), TX(1), Dallas (Market Center), TX, Dallas (Park Central), TX (3), San Antonio (Airport), TX, San Antonio (Northwest), TX, Burlington, VT (3).

     (1)  Operating as a Doubletree Guest Suites hotel.

     (2)  Operating as a Hilton Suites hotel.

     (3)  Operating as a Sheraton hotel.

     (4)  Operating as a Sheraton Suites hotel.

         The principal factors affecting the Company's results of operations are continued growth in the number of hotels through acquisitions and improvements in the suite revenues measured by RevPAR. Improvements in suite revenue significantly impacts the Company because the Company's principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Percentage Leases are computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. The portion of the Percentage Lease revenue derived from suite revenues was approximately 97% for each of the three years ended December 31, 1997, 1996 and 1995.

     Seasonality

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly Percentage Rent revenue, particularly during the fourth quarter. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its shareholders.

     Competition

         The hotel industry is highly competitive. Each of the Company's Hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other upscale hotels in its immediate vicinity and secondarily with other full service hotel properties in its geographic market. An increase in the number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of the Company's Hotels in that area. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's Hotels.

         The Company competes for investment opportunities with other entities, some of which have substantially greater financial resources than the Company. These larger entities may generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and may increase the bargaining power of owners seeking to sell their hotels.

     Environmental Matters

         Under various federal, state and local laws and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances on the property. Furthermore, a person that arranges for the disposal or treatment of, or transports for disposal or treatment, a hazardous or toxic substance at any property may be liable for the costs of removal or remediation of hazardous or toxic substances released into the environment at or from that property. The costs of removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to fully utilize such property without restriction, to sell such property or to borrow using such property as collateral. In connection with the ownership and operation of the Hotels, both the Company and the Lessee may be potentially liable for any such costs.

         Phase I environmental audits, by independent environmental engineers, are customarily obtained with respect to hotels prior to the acquisition thereof by the Company. The principal purpose of Phase I audits is to identify indications of potential environmental contamination for which such hotels may be responsible and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I audits obtained by the Company with respect to the Hotels were designed to meet the requirements of the then current industry standards governing Phase I audits, and consistent with those requirements, none of the audits involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, their assessment of environmental regulatory compliance issues was general in scope and was not a detailed determination of the studied Hotels' complete compliance status. Similarly, the audits did not involve comprehensive analysis of potential off-site liability. The Phase I audit reports did not reveal any environmental liability that management believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.

         No assurances can be given that (i) future or amended laws, ordinances or regulations or more stringent interpretations or enforcement policies of existing environmental requirements, will not impose any material environmental liability or (ii) the environmental condition of the Hotels will not be affected by changes (of which the Company is unaware) occurring subsequent to the date of such audits, by the condition of properties in the vicinity of such hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

         The Company believes that its Hotels are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which would have a material adverse effect on the Company or the Lessee. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present or former properties.

     Compliance with Americans with Disabilities Act

         Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While management of the Company believes that, based upon an examination thereof and consultation with professionals, the Hotels are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. If the Company were required to make substantial modifications at the Hotels to comply with the ADA, the Company's ability to make required payments of principal and interest on indebtedness and to make distributions to its equity owners could be adversely affected.

     Property Taxes

         Each Hotel is subject to real and personal property taxes. The real and personal property taxes on hotel properties in which the Company invests may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities.

     Tax Status

         FelCor has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, FelCor (subject to certain exceptions) will not be subject to federal income taxation, at the corporate level, on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its taxable income. FelCor may, however, be subject to certain state and local taxes on its income and property. In connection with FelCor's election to be taxed as a REIT, FelCor's Charter imposes restrictions on the transfer of shares of Common Stock. FelCor has adopted the calendar year as its taxable year.

     Lessee Operations

         The Lessee leases each of the Hotels under a Percentage Lease, pursuant to which it is obligated to pay the Company the greater of a minimum Base Rent or a Percentage Rent based on a percentage of revenues. See "Item 2. Properties" for additional information regarding the terms of the Percentage Leases. The Lessee has entered into, and is responsible for the payment of all fees under, the franchise licenses and management agreements relating to each of the Hotels, may hold the liquor licenses applicable to the Hotels, owns and maintains the inventories required for the operation of the Hotels, pays for normal maintenance and repair expenses, enters into various operating, maintenance and service agreements with respect to the Hotels, and is responsible for compliance with the license, management and other agreements affecting hotel operations. In addition, the Lessee actively provides asset management services to the Hotels, including the supervision of the day-to-day operations of the Hotels by the management companies engaged to manage such hotels and the establishment and implementation of capital expenditure programs.

         Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% equity interest in the Lessee, have entered into an agreement with the Company pursuant to which they have agreed that, through April 15, 2005, any distributions received by them from the Lessee (in excess of their tax liabilities with respect to the income of the Lessee) will be utilized to purchase Common Stock or Units from the Company in an underwritten public offering or annually, at the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling the stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% of the Lessee, may elect to purchase Common Stock or Units upon similar terms, at its option. Pursuant to this agreement, each of Messrs. Feldman and Corcoran purchased 3,775 shares of Common Stock in December 1995. The Independent Directors (as herein defined) may suspend or terminate such agreement at any time.

     Employees

         Messrs. Feldman and Corcoran have each entered into employment agreements with FelCor through 1999. In addition, FelCor had 27 other full-time employees at December 31, 1997. All persons employed in the day-to-day operation of the Company's Hotels are employees of the management companies engaged by the Lessee to operate such hotels.

     Personnel and Office Sharing Arrangements

         The Company shares executive offices with the Lessee and FelCor, Inc., a corporation owned by Messrs. Feldman and Corcoran. Each entity bears an allocated share of the costs thereof, including but not limited to rent, salaries of all personnel (other than Messrs. Feldman and Corcoran, who are compensated solely by the Company), office supplies and telephones. Such allocations of shared costs are subject to the approval of a majority of the Independent Directors. During 1997 approximately $1.3 million (approximately 38% of all allocable expenses) was borne by the Company under this arrangement.

ITEM 2. PROPERTIES

     The Hotels

         Of the 73 Hotels owned by the Company at December 31, 1997, 52 were operated under the Embassy Suites brand. Each Embassy Suites hotel operates under a franchise license agreement from Promus and offers all of the guest services and amenities typical of an Embassy Suites hotel. Embassy Suites hotels are upscale, full-service, all-suite hotels typically providing, among other things, two-room suites, free cooked-to-order breakfasts, complimentary cocktails during two hours in the evenings (subject to local laws and regulations), as well as a fitness center, indoor heated pool, saunas, whirlpool and steam room, all in an atrium environment. Each suite usually contains two telephones (with voice mail), a mini-refrigerator, coffee maker, microwave oven, wet bar, a 25" color television in the living room and a 19" color television in the bedroom. Restaurant, banquet and lounge facilities also are typically available at each hotel.

         Thirteen of the Hotels owned by the Company at December 31, 1997 were operated as Doubletree Guest Suites hotels, five were operated as Sheraton hotels and two were operated as Sheraton Suites hotels pursuant to management agreements with Doubletree and Sheraton. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreements. One of the Hotels was operated as a Hilton Suites hotel under a franchise license agreement with Hilton Inns, Inc.

         The following table sets forth certain additional descriptive information regarding the Hotels in which the Company had ownership interests at December 31, 1997:


                                                                               YEAR
                                                                             ACQUIRED   NUMBER    RESTAURANT     BANQUET/
                                                   FRANCHISE         YEAR     BY THE      OF         AND         MEETING
LOCATION                                             BRAND          OPENED    COMPANY   SUITES   LOUNGE SEATS(1) SPACE (2)
--------                                             -----          ------    -------   ------  --------------- ---------


Birmingham, AL ................................   Embassy Suites     1987       1996      242         250(3)     5,600
Flagstaff, AZ .................................   Embassy Suites     1988       1995      119          70        1,300
Phoenix (Camelback), AZ .......................   Embassy Suites     1985       1996      233         205(3)     8,000
Phoenix, (Crescent), AZ .......................   Sheraton           1986       1997      342         180       28,000
Anaheim, CA ...................................   Embassy Suites     1987       1996      222         270(3)     6,500
Burlingame (S.F. Airport So.), CA(4) ..........   Embassy Suites     1986       1995      339         595(3)    10,900
Covina, CA(5) .................................   Embassy Suites     1981       1997      264         300(3)     9,000
Dana Point, CA ................................   Doubletree Guest
                                                  Suites             1992       1997      198          70        7,000
El Segundo (LAX Airport South), CA ............   Embassy Suites     1985       1996      350         320(3)     6,600
Los Angeles (LAX Airport North), CA ...........   Embassy Suites     1990       1997      215          99        4,200
Milpitas, CA ..................................   Embassy Suites     1987       1996      267         190        7,000
Napa, CA ......................................   Embassy Suites     1985       1996      205         170(3)     6,900
Oxnard (Mandalay Beach), CA ...................   Embassy Suites     1986       1996      249         235(3)    16,600
San Rafael (Marin Co.), CA(5) .................   Embassy Suites     1990       1996      235         255(3)    12,000
South San Francisco (Airport ..................   Embassy Suites     1988       1996      312         200       11,700
North), CA
Avon (Beaver Creek Resort), CO ................   Embassy Suites     1990       1996       72          70        1,600
Boca Raton (Doubletree), FL ...................   Doubletree Guest
                                                  Suites             1989       1995      182          85        3,000
Boca Raton (Embassy), FL ......................   Embassy Suites     1989       1996      263         175(3)    14,000
Deerfield Beach, FL ...........................   Embassy Suites     1987       1996      244         270(3)     8,500
Ft. Lauderdale, FL ............................   Embassy Suites     1986       1996      359         220(3)    14,000
Jacksonville, FL ..............................   Embassy Suites     1985       1994      210          95(3)     8,000
Lake Buena Vista (Disney World), ..............   Doubletree Guest
FL(4) .........................................   Suites             1987       1997      229         125        3,500
Miami (Airport), FL ...........................   Embassy Suites     1987       1996      314         365(3)    11,200
Orlando (North), FL ...........................   Embassy Suites     1985       1994      210         165(3)     9,000
Orlando (South), FL ...........................   Embassy Suites     1985       1994      244         110(3)     5,200
Tampa (Busch Gardens), FL .....................   Doubletree Guest
                                                  Suites             1985       1995      129          55        2,200
Tampa (Rocky Point), FL .......................   Doubletree Guest
                                                  Suites             1986       1997      203         100        3,000
Atlanta (Airport), GA .........................   Sheraton Suites    1990       1997      278         120        4,000
Atlanta (Buckhead), GA ........................   Embassy Suites     1988       1996      317         210(3)    10,700
Atlanta (Gateway), GA .........................   Sheraton           1986       1997      395         140       13,000
Atlanta (Perimeter Center), GA(5) .............   Embassy Suites     1985       1997      241          62(3)     3,500
Brunswick, GA .................................   Embassy Suites     1988       1995      130          85        6,000
Chicago-Lombard, IL(5) ........................   Embassy Suites     1990       1995      262         205(3)     4,200
Chicago (O'Hare), IL ..........................   Sheraton Suites    1994       1997      297         230       12,500
Deerfield, IL .................................   Embassy Suites     1987       1996      237         120(3)     3,700
Indianapolis (North),  IN(5) ..................   Embassy Suites     1985       1996      222         155        5,000
Overland Park, KS(5) ..........................   Embassy Suites     1984       1997      199         180(3)    11,000
Lexington, KY .................................   Hilton Suites      1987       1996      174         150        1,700
Baton Rouge, LA ...............................   Embassy Suites     1985       1996      224         170        5,800
New Orleans, LA ...............................   Embassy Suites     1984       1994      282         130       10,000
Boston-Marlborough, MA ........................   Embassy Suites     1988       1995      229          60          800
Baltimore, MD .................................   Doubletree Guest
                                                  Suites             1987       1997      251         270        5,800
Troy, MI ......................................   Doubletree Guest
                                                  Suites             1987       1997      251         250        5,800
Bloomington, MN ...............................   Doubletree Guest
                                                  Suites             1980       1997      219         235(3)    10,000
Minneapolis (Airport), MN .....................   Embassy Suites     1986       1995      311         175(3)    12,300
Minneapolis (Downtown), MN ....................   Embassy Suites     1984       1995      218         200        3,600
St. Paul, MN(6) ...............................   Embassy Suites     1983       1995      210         190(3)     3,300
Kansas City (Country Club), MO (4)(5)..........   Embassy Suites     1978       1997      266         155(3)     1,800
Charlotte, NC(5) ..............................   Embassy Suites     1989       1996      274         215(3)     9,200
Raleigh/Durham, NC ............................   Doubletree Guest
                                                  Suites             1987       1997      203         100        5,000
Raleigh, NC(5) ................................   Embassy Suites     1988       1997      225         183(3)     3,200
Omaha, NE .....................................   Doubletree Guest
                                                  Suites             1973       1997      189         110        3,000
Parsippany, NJ ................................   Embassy Suites     1989       1996      274         285(3)     5,800
Piscataway, NJ ................................   Embassy Suites     1988       1996      225          95        6,900
Secaucus, NJ (4)(5) ...........................   Embassy Suites     1986       1997      261          95(3)     3,200
Syracuse, NY ..................................   Embassy Suites     1989       1997      215         160(3)     3,200
Cleveland, OH .................................   Embassy Suites     1990       1995      268         175        8,200

Dayton, OH ....................................   Doubletree Guest
                                                  Suites             1987       1997      138          45        1,100
Tulsa, OK .....................................   Embassy Suites     1985       1994      240         195(3)     3,300
Philadelphia (Society Hill), PA ...............   Sheraton           1986       1997      365         240       20,500
Myrtle Beach (Kingston Plantation), SC.........   Embassy Suites     1987       1996      255         275(3)    25,600
Nashville, TN .................................   Embassy Suites     1986       1994      296         210(3)    14,000
Nashville (Airport), TN .......................   Doubletree Guest
                                                  Suites             1988       1997      138          65        2,500

                                                                               YEAR
                                                                             ACQUIRED   NUMBER    RESTAURANT      BANQUET/
                                                   FRANCHISE         YEAR     BY THE      OF         AND          MEETING
LOCATION                                             BRAND          OPENED    COMPANY   SUITES   LOUNGE SEATS(1)  SPACE (2)
--------                                             -----          ------    -------   ------  ---------------   ---------

Austin (Downtown), TX .......................    Doubletree Guest
                                                 Suites               1987     1997        189           100         5,000
Austin (Airport North), TX(5) ...............    Embassy Suites       1984     1997        261           140         5,600
Corpus Christi, TX ..........................    Embassy Suites       1984     1995        150           130         3,900
Dallas (Love Field), TX .....................    Embassy Suites       1986     1995        248           200         3,500
Dallas (Market Center), TX ..................    Embassy Suites       1980     1997        244           150(3)      4,000
Dallas (Park Central), TX ...................    Sheraton             1983     1997        545            88(3)     28,000
Dallas (Park Central), TX ...................    Embassy Suites       1985     1994        279           100         7,800
San Antonio (Airport), TX(5) ................    Embassy Suites       1985     1997        261            90         2,500
San Antonio (Northwest), TX(5) ..............    Embassy Suites       1981     1997        217           101         6,600
Burlington, VT ..............................    Sheraton             1967     1997        309           300        30,000
                                                                                       -------       -------       -------
                     TOTALS                                                             17,933        12,583       570,600
                                                                                       =======       =======       =======

---------
(1)  Approximate, excluding atrium area seating.
(2)  In approximate number of square feet.
(3) At December 31, 1997, these restaurants and lounges were subleased to unrelated third party lessees, who also provide guest room service and catering service to the meeting rooms.
(4)  Situated on land leased under a long-term ground lease.
(5) This hotel is one of 14 hotels owned by unconsolidated entities in which the Company owns a 50% equity interest.
(6) Owned subject to a capitalized industrial revenue bond lease which expires in 2011 and permits the Company to purchase the fee interest at expiration for a nominal amount.

         On February 17, 1998, the Company announced the acquisition of a 194-suite Doubletree Guest Suites hotel in Columbus, Ohio.

     The Percentage Leases

         Each of the Hotels is leased to the Lessee pursuant to a Percentage Lease, typically having a stated term of 10 years and providing for rent equal to the greater of Base Rent or Percentage Rent. The terms of each Percentage Lease is approved by the Company's Independent Directors. Rent. The annual Base Rent is typically set at approximately 60% of the initial year's anticipated total rent. The Percentage Rent is calculated in two tiers, a first tier typically equal to 17% of suite revenues up to a specified amount ("Suite Revenue Breakpoint") and a second tier typically equal to 65% of suite revenues above such Suite Revenue Breakpoint. In addition, the Lessee typically pays the Company 5% of the food and beverage revenues from each Hotel in which the restaurant and bar operations are conducted directly by the Lessee and 98% of the food and beverage rent revenues from each Hotel in which the restaurant and bar operations are subleased by the Lessee to an unrelated third party. The Suite Revenue Breakpoint is established at the time the Percentage Lease is entered into, based upon the historical and anticipated operations of the particular hotel, in a manner expected to provide the Company with approximately 95% of the anticipated operating profits of the hotels in which it invests.

         The amount of Base Rent and of the Suite Revenue Breakpoint in each Percentage Lease formula is subject to adjustment, annually, based upon a formula taking into account changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any lease may not exceed 7%. The CPI adjustments made in January 1998, 1997 and 1996 were 0.50%, 1.42% and 0.73%, respectively.

         Maintenance and Modifications. Under the Percentage Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and the roof of each leased hotel. In addition, the Percentage Leases obligate the Company to fund periodic improvements (in addition to maintenance of structural elements) to the buildings and grounds comprising the leased hotels, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the leased hotels, when and as required to meet the requirements of the applicable franchise licenses, and to establish and maintain a reserve, which is available to the Lessee for such purposes, in an amount equal to 4% of hotel suite revenues, on a cumulative basis. The Company's obligation is not limited to the amount in such reserve.

Otherwise, the Lessee is required, at its expense, to maintain the leased hotels in good order and repair, except for ordinary wear and tear, and to make nonstructural repairs, whether foreseen or unforeseen, ordinary or extraordinary, which may be necessary and appropriate to keep the leased hotels in good order and repair.

         Insurance and Property Taxes. The Company is responsible for paying real estate and personal property taxes and property insurance premiums on the leased hotels (except to the extent that personal property associated with the leased hotels is owned by the Lessee). The Lessee is responsible for the cost of all liability insurance on the leased hotels, which must include extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the leased hotels.

         Indemnification. Under each of the Percentage Leases, the Lessee will indemnify, and will be obligated to hold harmless, the Company from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company on account of, among other things, (i) any accident or injury to person or property on or about the leased hotels, (ii) any misuse by the Lessee or any of its agents of the leased hotels, (iii) any environmental liability resulting from conditions disclosed in the environmental audits received by the Company before it acquired the leased hotels or caused or resulting thereafter from any action or negligence of the Lessee, (iv) taxes and assessments in respect of the leased hotels (other than real estate and personal property taxes and any income taxes of the Company on income attributable to the leased hotels), (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon, or (vi) any breach of the Percentage Leases by the Lessee; provided, however, that such indemnification will not be construed to require the Lessee to indemnify the Company against it's own grossly negligent acts or omissions or willful misconduct.

         Assignment and Subleasing. The Lessee is not permitted to sublet all or substantially all of any one or more of the leased hotels or to assign its interest under any of the Percentage Leases, other than to an affiliate of the Lessee, without the prior written consent of the Company. The Lessee may, however, sublet space to operators of gift shops, restaurants, lounges or other amenities at the leased hotels. No assignment or subletting will release the Lessee from any of its obligations under the Percentage Leases.

         Damage to Hotels. In the event of damage to or destruction of any leased hotel covered by insurance which renders the leased hotel unsuitable for the Lessee's use and occupancy, the Lessee is generally obligated to repair, rebuild, or restore the leased hotel or offer to acquire the leased hotel on the terms set forth in the applicable Percentage Lease. If the Lessee rebuilds the leased hotel, the Company is obligated to disburse to the Lessee, from time to time and upon satisfaction of certain conditions, any insurance proceeds actually received by the Company as a result of such damage or destruction, and any excess costs of repair or restoration will be paid by the Lessee. If the Lessee decides not to rebuild and the Company rejects the Lessee's mandatory offer to purchase the leased hotel on the terms set forth in the Percentage Lease, the Percentage Lease will terminate and the insurance proceeds will be retained by the Company. If the Company accepts the Lessee's offer to purchase the leased hotel, the Percentage Lease will terminate and the Lessee will be entitled to the insurance proceeds. In the event that damage to or destruction of a leased hotel which is covered by insurance does not render the leased hotel wholly unsuitable for the Lessee's use and occupancy, the Lessee generally will be obligated to repair or restore the leased hotel. In the event of material damage to or destruction of any leased hotel which is not covered by insurance, the Lessee is obligated to either repair, rebuild, or restore the leased hotel or offer to purchase the leased hotel on the terms and conditions set forth in the Percentage Lease. The Percentage Lease shall remain in full force and effect during the first three months of any period required for repair or restoration of any damaged or destroyed leased hotel, after which time, rent will be equitably abated.

         Condemnation of Hotels. In the event of a total condemnation of a leased hotel, the relevant Percentage Lease will terminate as of the date of taking, and the Company and the Lessee will be entitled to their shares of the condemnation award in accordance with the provisions of the Percentage Lease. In the event of a partial taking which does not render the leased hotel unsuitable for the Lessee's use, the Lessee shall restore the untaken portion of the leased hotel to a complete architectural unit and the Company shall contribute to the cost of such restoration that part of the condemnation award specified for restoration.

Events of Default. Events of Default under the Percentage Leases include, among others, the following:

                  (i) the occurrence of an Event of Default under any other lease between the Company and the Lessee or any affiliate of the Lessee;

                  (ii) the failure by the Lessee to pay Base Rent when due and the continuation of such failure for a period of 10 days thereafter;

                  (iii) the failure by the Lessee to pay the excess of Percentage Rent over Base Rent within 90 days after the end of the calendar year in which such payment was due;

                  (iv) the failure by the Lessee to observe or perform any other term of a Percentage Lease and the continuation of such failure for a period of 30 days after receipt by the Lessee of notice from the Company thereof, unless such failure cannot be cured within such period and the Lessee commences appropriate action to cure such failure within said 30 days and thereafter acts, with diligence, to correct such failure within such time as is necessary;

                  (v) if the Lessee shall file a petition in bankruptcy or reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law, or shall be adjudicated a bankrupt or shall make an assignment for the benefit of creditors or shall admit in writing its inability to pay its debts generally as they become due, or if a petition or answer proposing the adjudication of the Lessee as a bankrupt or its reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law shall be filed in any court and the Lessee shall be adjudicated a bankrupt and such adjudication shall not be vacated or set aside or stayed within 60 days after the entry of an order in respect thereof, or if a receiver of the Lessee or of the whole or substantially all of the assets of the Lessee shall be appointed in any proceeding brought by the Lessee or if any such receiver, trustee or liquidator shall be appointed in any proceeding brought against the Lessee and shall not be vacated or set aside or stayed within 60 days after such appointment;

                  (vi) if the Lessee voluntarily discontinues operations of a leased hotel for more than 30 days, except as a result of damage, destruction, or condemnation; or

                  (vii) if the franchise agreement with respect to a leased hotel is terminated by the franchisor as a result of any action or failure to act by the Lessee or its agents.

         If an Event of Default occurs and continues beyond any curative period, the Company has the option of terminating the Percentage Lease or any or all other Percentage Leases by giving the Lessee 10 days' prior written notice of the date for termination of the Percentage Lease and, unless such Event of Default is cured prior to the termination date set forth in said notice, the specified Percentage Leases shall terminate on the date specified in the Company's notice and the Lessee is required to surrender possession of the affected leased hotels.

         Termination of Percentage Leases on Disposition of the Hotels. In the event the Company enters into an agreement to sell or otherwise transfer a leased hotel, the Company has the right to terminate the Percentage Lease with respect to such leased hotel upon 90 days' prior written notice upon either (i) paying the Lessee the fair market value of the Lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated or (ii) offering to lease to the Lessee a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Percentage Lease to be terminated. The Company also is obligated to pay, or reimburse the Lessee for, (x) any assignment fees, termination fees or other liabilities arising under any franchise license agreement solely as a result of the assignment or termination of such franchise license agreement in connection with the Company's sale of a leased hotel and termination of the Percentage Lease with respect thereto and (y) any termination fees payable under any restaurant sublease solely as a result of the termination thereof upon termination of the Percentage Lease with respect thereto.

     Other Lease Covenants. The Lessee has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capitalized leases and indebtedness subordinated in right to repayment to the rent due under the Percentage Leases. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

     Breach by Company. If the Company fails to cure a breach on its part under a Percentage Lease, the Lessee may purchase the relevant leased hotel from the Company for a purchase price equal to the leased hotel's then fair market value. Upon notice from the Lessee that the Company has breached the Lease, the Company has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays.

     Inventory. The initial standard inventory of goods and supplies necessary for the operation of the leased hotels has been acquired by the Lessee. The Lessee is required to purchase, at its expense, any and all replacements and additions to such inventory as may be necessary for the continued operation of the leased hotels and, upon the termination of the applicable Percentage Lease, to surrender such leased hotel to the Company.

ITEM 3. LEGAL PROCEEDINGS

     There is no litigation pending or known to be threatened against the Company or affecting any of its Hotels other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of such claims are substantially covered by insurance. Management does not believe that any claims known to it (individually or in the aggregate) will have a material adverse effect on the Company, without regard to any potential recoveries from insurers or other third parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Operating Partnership during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information.

     There is no established public trading market for the Units. The Units, however, are redeemable at the option of the holder for a like number of shares of Common Stock of FelCor or, at the option of FelCor, for the cash equivalent thereof. The following information is provided regarding the common stock of
FelCor:

     FelCor's Common Stock was traded on The Nasdaq Stock Market from July 22, 1994 until March 13, 1996 under the symbol "FLCO" and has been traded on the New York Stock Exchange since March 13, 1996 under the symbol "FCH." The following table sets forth for the indicated periods the high and low sale prices for the Common Stock, as traded on such market and exchange.

                                           HIGH             LOW
                                           ----             ---
                1996
                ----
First quarter .....................      $ 32            $ 27 1/8
Second quarter ....................        31 5/8          28 1/2
Third quarter .....................        32 1/2          27 3/4
Fourth quarter ....................        36 3/4          30 3/8

                1997
                ----
First quarter .....................      $ 37 1/2        $ 33 1/2
Second quarter ....................        37 3/4          34 1/2
Third quarter .....................        41 1/2          36
Fourth quarter ....................        42 7/8          34 15/16

         The foregoing market quotations for the period prior to March 13, 1996 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Unitholder Information.

         At March 10, 1998, the Operating Partnership had approximately 55 holders of record of its Units. It is estimated that there were approximately 55 beneficial owners, in the aggregate, of the Units at that date.

     Distribution Information.

         The Operating Partnership has adopted a policy of paying regular quarterly distributions on its Units, and cash distributions have been paid on its Units with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company during 1996 and 1997.

              QUARTER TO                 DISTRIBUTION    DISTRIBUTION       PER UNIT
           WHICH DISTRIBUTION               RECORD         PAYMENT         DISTRIBUTION
               RELATES                       DATE           DATE              AMOUNT
           ------------------              --------       ----------       -------------
   1996

First quarter .....................        4/11/96         4/30/96            $   0.46
Second quarter ....................        7/15/96         7/30/96            $   0.46
Third quarter .....................        10/15/96        10/31/96           $   0.50
Fourth quarter ....................        12/30/96        1/30/97            $   0.50

   1997
First quarter .....................        4/15/97         4/30/97            $   0.50
Second quarter ....................        7/15/97         7/30/97            $   0.50
Third quarter .....................        10/15/97        10/31/97           $   0.55
Fourth quarter ....................        12/30/97        1/30/98            $   0.55

         The foregoing distributions represent an approximate 6.0% return of capital in 1997 and an approximate 11.5% return of capital in 1996. In order to maintain its qualification as a REIT, FelCor must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). For the years ended December 31, 1996 and December 31, 1997, FelCor had distributions totaling $1.92 and $2.10 per share, respectively, of which only $1.61 and $1.88 per share, respectively, were required to satisfy the 95% REIT distribution test. Under certain circumstances FelCor may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, FelCor presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

         The Operating Partnership currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Operating Partnership will be at the discretion of the Board of Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the internal revenue code and such other factors as the Board of Directors deems relevant.

     Recent Sales of Unregistered Securities

         As of May 16, 1997 the Operating Partnership issued an aggregate of 139,286 Units to PMB Associates, Ltd., in exchange for its 50% interest in a partnership owning one hotel. Neither the Units nor the like number of shares of Common Stock for which they may be redeemed, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4 (2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected historical operating and financial data for the Operating Partnership and selected combined historical financial data for the predecessor of the Operating Partnership (the "Initial Hotels"). The selected historical financial data for the Operating Partnership for the years ended December 31, 1997, 1996 and 1995 and the period from July 28, 1994 (inception of operations) to December 31, 1994 has been derived from the historical financial statements of the Company and the notes thereto, audited by Coopers & Lybrand, L.L.P., independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

         The selected combined historical financial statements for the Initial Hotels are presented for the year ended December 31, 1993 and the period from January 1, 1994 to July 27, 1994 and represents the operations of the six hotels acquired by the Company upon completion of FelCor's initial public offering of common stock ("IPO") in July 1994. The Initial Hotels data is derived by combining the selected combined historical financial data of five hotels for periods prior to their acquisition by a FelCor affiliate (the "E-5 Hotels") and the selected combined historical financial data of a FelCor affiliate prior to the IPO (the "FelCor Hotels") and represents the selected combined historical financial data of all six hotels for the entire periods presented. The E-5 Hotels include the operations of five hotels prior to the acquisition by a FelCor affiliate on July 15, 1993 and the FelCor Hotels include operations of all six hotels from the date of acquisition by the FelCor affiliate. The selected combined historical financial data for the E-5 Hotels and the FelCor Hotels have been derived from the historical financial statements and notes thereto, audited by Coopers & Lybrand L.L.P., independent accountants.

                       FELCOR SUITES LIMITED PARTNERSHIP

                SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED
                                                                      DECEMBER 31,                   PERIOD FROM JULY 28, 1994
                                                     ---------------------------------------------   (INCEPTION OF OPERATIONS)
                                                       1997              1996              1995      THROUGH DECEMBER 31, 1994
                                                     ---------         ---------         ---------   -------------------------
OPERATING DATA:
REVENUE
   Percentage lease revenue .................        $ 169,114         $  97,950         $  23,787        $   6,043
   Equity in income from
     unconsolidated entities.................            6,963             2,010               513
   Other revenue ............................              574               984             1,691              207
                                                     ---------         ---------         ---------        ---------
TOTAL REVENUE ...............................          176,651           100,944            25,991            6,250
                                                     ---------         ---------         ---------        ---------
EXPENSES
   General and administrative ...............            3,743             1,819               870              355
   Depreciation .............................           50,798            26,544             5,232            1,487
   Taxes, insurance and other ...............           23,093            13,897             2,563              881
   Interest expense .........................           28,792             9,803             2,004              109
   Minority interest in other
     partnerships............................              573
                                                     ---------         ---------         ---------        ---------
TOTAL EXPENSES ..............................          106,999            52,063            10,669            2,832
                                                     ---------         ---------         ---------        ---------
INCOME BEFORE EXTRAORDINARY CHARGE ..........           69,652            48,881            15,322            3,418
   Extraordinary charge from write off
      of deferred financing fees ............              185             2,354
                                                     ---------         ---------         ---------        ---------
NET INCOME ..................................           69,467            46,527            15,322            3,418
   Preferred distributions ..................           11,797             7,734
                                                     ---------         ---------         ---------        ---------

NET INCOME APPLICABLE TO UNITHOLDERS ........        $  57,670         $  38,793         $  15,322        $   3,418
                                                     =========         =========         =========        =========


BASIC EARNINGS PER UNIT (1)
   Income applicable to unitholders
     before extraordinary charge ............        $    1.70         $    1.59         $    1.72        $    0.54
   Extraordinary charge .....................            (0.01)            (0.09)
                                                     ---------         ---------         ---------        ---------
     Net income applicable to unitholders......      $    1.69         $    1.50         $    1.72        $    0.54
                                                     =========         =========         =========        =========
   Weighted average number of units
     outstanding.............................           34,126            25,809             8,927            6,385
                                                     =========         =========         =========        =========
DILUTED EARNINGS PER UNIT (1)
   Income applicable to unitholders
     before extraordinary charge ............        $    1.68         $    1.58         $    1.70        $    0.54
   Extraordinary charge .....................            (0.01)            (0.09)
                                                     ---------         ---------         ---------        ---------
   Net income ...............................        $    1.67         $    1.49         $    1.70        $    0.54
                                                     =========         =========         =========        =========
   Weighted average number of units
     outstanding ............................           34,467            26,003             8,989            6,385
                                                     =========         =========         =========        =========

                        FELCOR SUITES LIMITED PARTNERSHIP

                                                                     YEAR ENDED
                                                                    DECEMBER 31,                PERIOD FROM JULY 28, 1994
                                                      --------------------------------------    (INCEPTION OF OPERATIONS)
                                                        1997           1996           1995      THROUGH DECEMBER 31, 1994
                                                      --------       --------       --------    -------------------------
OTHER DATA:
   Cash distributions per unit ..............            2.10             1.92             1.84             0.66
   Funds From Operations (2) ................         129,815           77,141           20,707            4,905
   EBITDA (3) ...............................         153,496           86,583           22,203            5,014
   Ratio of EBITDA to interest paid .........            7.2x             9.4x            15.1x
   Ratio of earnings to fixed charges (4) ...            3.3x             5.3x             8.6x            32.4x
   Cash provided by financing activities ....         600,132          251,906          407,897           97,952
   Cash provided by operating activities ....          97,478           67,494           17,003            3,959
   Cash used in investing activities ........        (687,860)        (478,428)        (259,197)        (100,793)

BALANCE SHEET DATA:
   Cash and short term investments ..........     $    17,543      $     7,793      $   166,821      $     1,118
   Investment in hotel properties, net ......       1,489,764          899,691          325,155          104,800
   Investment in unconsolidated entities ....         132,991           59,867           13,819
   Total assets .............................       1,673,364          978,788          548,359          108,305
   Debt and capital lease obligations .......         476,819          239,425           19,666            8,750
   Redeemable units, at redemption value ....         102,933           98,542           74,790           33,055
   Preferred units ..........................         151,250          151,250
   Partners' capital ........................         897,766          468,246          445,433           61,885

---------------
(1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" which established new standards for computing and presenting earnings per unit. Earnings per unit for all periods presented have been calculated according to this standard. Basic earnings per unit have been computed by dividing net income applicable to unitholders by the weighted average number of Units outstanding. Diluted earnings per unit have been computed by dividing net income applicable to unitholders by the weighted average number of units and equivalents outstanding. Common share and unit equivalents that have a dilutive effect represent stock options issued to officers and key employees and unvested restricted stock grants issued to certain officers.

(2) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     The following is a reconciliation between net income and Funds From Operations (in thousands):

                                                                                       PERIOD FROM
                                                                                      JULY 28, 1994
                                                                                      (INCEPTION OF
                                                                                        OPERATIONS)
                                                        YEAR ENDED DECEMBER 31,           THROUGH
                                                    ------------------------------      DECEMBER 31,
                                                    1997         1996         1995         1994
                                                    ----         ----         ----         ----
Net income ..................................     $ 69,467     $ 46,527     $ 15,322     $  3,418
Add:
Depreciation ................................       50,798       26,544        5,232        1,487
Depreciation from unconsolidated entities ...        9,365        1,716          153
Extraordinary charge from write off of
      deferred financing fees ...............          185        2,354
                                                  --------     --------     --------     --------
Funds From Operations (FFO) .................     $129,815     $ 77,141     $ 20,707     $  4,905
                                                  ========     ========     ========     ========


(3) EBITDA is computed by adding net income, interest expense, the Company's portion of interest expense from unconsolidated entities, income taxes, depreciation expense, amortization expense, extraordinary expenses and cash distributions paid by unconsolidated entities and deducting extraordinary income, equity in income from unconsolidated entities and the Company's portion of depreciation from unconsolidated entities. A reconciliation of Funds From Operations to EBITDA is as follows (in thousands):

                                                                                                     PERIOD FROM
                                                                                                    JULY 28, 1994
                                                                                                    (INCEPTION OF
                                                                                                     OPERATIONS)
                                                                  YEAR ENDED DECEMBER 31,              THROUGH
                                                            ----------------------------------       DECEMBER 31,
                                                            1997           1996           1995           1994
                                                            ----           ----           ----           ----
Funds From Operations .................................. $ 129,815      $  77,141      $  20,707      $   4,905
  Add back:
     Interest expense ..................................    28,792          9,803          2,004            109
     Interest from unconsolidated entities .............     5,896            819
     Amortization expense ..............................     1,110            592            158
     Cash distributions from unconsolidated entities ...     4,211          1,954
  Deduct:
     Equity in income from unconsolidated entities .....    (6,963)        (2,010)          (513)
     Depreciation from unconsolidated entities .........    (9,365)        (1,716)          (153)
                                                         ---------      ---------      ---------      ---------

EBITDA ................................................. $ 153,496      $  86,583      $  22,203      $   5,014
                                                         =========      =========      =========      =========

(4) For purpose of computing the ratio of earnings to fixed charges, earnings consist of net income plus fixed charges, excluding capitalized interest, and fixed charges consist of interest, whether expensed or capitalized, and amortization of loan costs.

                                 INITIAL HOTELS

                   SELECTED COMBINED HISTORICAL FINANCIAL DATA
                            (UNAUDITED, IN THOUSANDS)

                                                        JANUARY 1, 1994
                                                            THROUGH        YEAR ENDED
                                                         JULY 27, 1994  DECEMBER 31, 1993
                                                         -------------  -----------------
Statement of Operations Data:
Suite revenue ....................................          $21,884          $33,550
Other revenue ....................................            1,307            2,002
                                                            -------          -------
Total revenue ....................................           23,191           35,552

Hotel expenses ...................................           15,238           22,048
Depreciation .....................................            2,325            4,092
Interest expense .................................            3,446            5,437
Other corporate expenses .........................              620            3,260
                                                            -------          -------
Net income .......................................          $ 1,562          $   715
                                                            =======          =======

                                  FELCOR HOTELS

                   SELECTED COMBINED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)

                                                        JANUARY 1, 1994
                                                            THROUGH         YEAR ENDED
                                                         JULY 27, 1994   DECEMBER 31, 1993
                                                         -------------   -----------------
Statement of Operations Data:
Suite revenue ....................................          $21,884          $17,866
Other revenue ....................................            1,307            1,092
                                                            -------          -------
Total revenue ....................................           23,191           18,958
Hotel expenses ...................................           15,238           12,042
Depreciation .....................................            2,325            1,761
Interest expense .................................            3,446            2,822
Other corporate expenses .........................              620            1,590
                                                            -------          -------
Net income .......................................          $ 1,562          $   743
                                                            =======          =======

                                   E-5 HOTELS

                   SELECTED COMBINED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)


                                                                YEAR ENDED
                                                            DECEMBER 31, 1993
                                                            -----------------
Statement of Operations Data:
Suite revenue .........................................          $ 15,684
Other revenue .........................................               910
                                                                 --------
Total revenue .........................................            16,594
Hotel expenses ........................................            10,006
Depreciation ..........................................             2,331
Interest expense ......................................             2,615
Other corporate expenses ..............................             1,670
                                                                 --------
Net (loss) ............................................          $    (28)
                                                                 ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         At December 31, 1997, the Operating Partnership owned interests in 73 hotels with an aggregate of 17,933 suites/rooms. For additional background relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Suites Limited Partnership appearing elsewhere herein.

         The principal factors affecting the Company's results of operations are continued growth in the number of hotels through acquisitions and improvements in the suite revenues measured by RevPAR. Improvements in suite revenue significantly impacts the Company because the Company's principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Percentage Leases are computed as a percentage of suite revenues, food and beverage revenues and food and beverage rents of the Hotels. The portion of the Percentage Lease revenue derived from suite revenues was approximately 97% for each of the three years ended December 31, 1997, 1996 and 1995.

         In 1997 the Company acquired interests in 30 hotels at a gross investment of approximately $700 million. The acquired hotels included 12 Embassy Suites, 11 Doubletree Guest Suites and seven Sheraton hotels.

         The Company's 43 hotels owned at both December 31, 1997 and 1996, which reflect the effect of the Company's ownership and management of strategic partners, produced outstanding results with RevPAR increasing 12.9% over 1996. The largest portion of this increase came from the 18 former Crown Sterling Suites hotels which continued their trend of improved RevPAR throughout 1997, achieving a RevPAR of $85.01 in 1997 compared to $70.05 for 1996, an increase of approximately 21.4%. The Company attributes this dramatic increase to the renovation and repositioning of these hotels in 1996 and early 1997.

         The Operating Partnership's growth has been financed though unsecured debt, preferred units and equity contributions from FelCor. The Company's market capitalization at December 31, 1997 totaled approximately $2.1 billion, an increase of 75% over December 31, 1996. During 1997 FelCor issued to the public approximately $450 million of common stock and contributed the proceeds to the Operating Partnership, and the Operating Partnership completed a private placement of $300 million of long-term unsecured notes.

         Actual historical results of operations for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in millions, except percentages, per share data and hotel counts):

                                                                                    PERCENTAGE CHANGE
                                                                                    -----------------
                                             1997         1996         1995         97 VS 96  96 VS 95
                                             ----         ----         ----         --------  --------
Hotels ownership interests at year end           73           43           20         69.8%    115.0%
Revenues .............................     $  176.7     $  100.9     $   26.0         75.1%    288.1%
Income before extraordinary charge ...     $   69.7     $   48.9     $   15.3         42.5%    219.6%
Net income available to unitholders ..     $   57.7     $   38.8     $   15.3         48.7%    153.6%
Funds From Operations (FFO) ..........     $  129.8     $   77.1     $   20.7         68.4%    272.5%
FFO per unit outstanding (a) .........     $   3.32     $   2.63     $   2.30         26.2%     14.3%

         (a) Conversion of preferred units to Units, unvested restricted stock grants and dilutive stock options are assumed for purposes of computing weighted average shares and units outstanding for FFO per unit outstanding.

RESULTS OF OPERATIONS

     THE COMPANY -- ACTUAL

     Comparison of the Years Ended December 31, 1997 and 1996

         For the years ended December 31, 1997 and 1996 the Company had total revenues of $176.7 million and $100.9 million, respectively, consisting primarily of Percentage Lease revenues of $169.1 million and $98.0 million. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 30 hotels during 1997. This increase represents nearly a 70% increase in the number of hotel interests owned by the Company. Percentage Lease revenues for the 20 hotels which were owned for all of 1997 and 1996 increased 16.5% for the year ended December 31, 1997 over the corresponding period in 1996 (an increase of $8.8 million). The increase in Percentage Lease revenues is attributable to a 10% increase in RevPAR and to the addition of 177 new suites at three existing hotels. Furthermore, RevPAR for the 43 hotels owned by the Company at December 31, 1997 and 1996 increased 12.9%.

         Management believes that the hotels it acquires will generally experience increases in suite revenue and RevPAR (and accordingly, provide the Company with increases in Percentage Lease revenue) after completion of renovation upgrade and possible rebranding; however, as individual hotels undergo such renovation and/or rebranding, their performance has been, and may continue to be, adversely affected by such temporary factors as suites out of service and disruptions of hotel operations. (A more detailed discussion of hotel suite revenue is contained in "The Hotels -- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Equity in income from unconsolidated entities increased approximately $5.0 million in 1997 over the corresponding period in 1996 resulting primarily from an increase in hotels owned through unconsolidated entities from five at December 31, 1996 to 14 hotels at December 31, 1997.

         Total expenses increased $54.9 million in 1997 over the corresponding period in 1996 resulting primarily from increased expenses related to the additional hotels acquired in 1997 and 1996.

         As a percentage of total revenue, depreciation increased from 26.3% in 1996 to 28.8% in 1997. The relative increase in depreciation is primarily a result of capital improvements made during 1996 and 1997 and the resultant depreciation, as well as the increase of short lived assets relative to total fixed assets (short lived assets made up 9.8% of fixed assets at December 31, 1997 and 9.0% at December 31, 1996).

         General and administrative expenses and taxes, insurance and other remained relatively constant as a percentage of total revenue in 1997 and 1996.

         Interest expense increased as a percentage of total revenue from 9.7% in 1996 to 16.3% in 1997. This relative increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations. Debt as a percentage of total assets increased from 24.5% at December 31, 1996 to 28.6% at December 31, 1997.

     Comparison of the Years Ended December 31, 1996 and 1995

         For the years ended December 31, 1996 and 1995, the Company had total revenues of $100.9 million and $26.0 million, respectively, consisting primarily of Percentage Lease revenues of $98.0 million and $23.8 million. The increase in total revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 23 hotels during 1996. Percentage Lease revenues for the seven hotels which were owned for all of 1996 and 1995 increased 13.9% for the year ended December 31, 1996 over the corresponding period in 1995 (an increase of $2.7 million). Furthermore, RevPAR for the 20 hotels owned by the Company at both December 31, 1996 and 1995 increased 8.1%.

          Total expenses increased $41.4 million in 1996 over the corresponding period in 1995 resulting primarily from increased expenses related to the additional hotels acquired in 1996 and 1995.

          As a percentage of total revenues, depreciation increased from 20% in 1995 to 26% in 1996. The relative increase in depreciation is primarily a result of capital expenditures made during 1995 and 1996 and the resultant depreciation as well as the increase of short lived assets relative to total fixed assets (short lived assets made up 84.7% of total fixed assets at December 31, 1996 and 81.7% at December 31, 1995.

          Taxes, insurance and other increased as a percentage of total revenue from 10.0% in 1995 to 14.0% in 1996. In many instances upon purchase of a hotel, the hotel is reassessed for tax purposes resulting in increased property tax expenses.

          Interest expense increased as a percentage of total revenue from 8% in 1995 to 10% in 1996. This relative increase is attributed to the increased use of debt to finance acquisitions, the extensive renovations in 1996 and the assumption of capital leases, for hotels purchased in late 1995 and during 1996.

      FUNDS FROM OPERATIONS

          The Company considers Funds From Operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

          The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus; real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

          The following table details the computation of Funds From Operations (in thousands, except per share and unit data):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                             1997         1996         1995
                                                                             ----         ----         ----
FUNDS FROM OPERATIONS (FFO):
Net income ...........................................................     $ 69,467     $ 46,527     $ 15,322
Add back:
   Extraordinary charge from write off  of deferred financing fees ...          185        2,354
   Depreciation ......................................................       50,798       26,544        5,232
   Depreciation for unconsolidated entities ..........................        9,365        1,716          153
                                                                           --------     --------     --------
FFO ..................................................................     $129,815     $ 77,141     $ 20,707
                                                                           ========     ========     ========
FFO PER UNIT DATA:
FFO per unit .........................................................     $   3.32     $   2.63     $   2.30
                                                                           ========     ========     ========
Weighted average number of units outstanding (a) .....................       39,157       29,306        8,989

          (a) Weighted average number of units for FFO are computed including dilutive options, unvested restricted stock grants and assuming conversion of preferred units to units.

          Included in the Funds From Operations described above is the Company's share of FFO from its interest in fourteen unconsolidated entities at December 31, 1997, five unconsolidated entities at December 31, 1996 and one unconsolidated partnership at December 31, 1995. The FFO contribution from these unconsolidated entities was derived as follows (in thousands):

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                         1997          1996          1995
                                                         ----          ----          ----
Statement of operations information:
     Percentage Lease revenue .......................  $ 47,720      $  9,974      $  1,420
     Depreciation ...................................  $ 15,611      $  1,543      $    141
     Taxes, insurance and other .....................  $  5,667      $    915      $    229
     Interest expense ...............................  $ 11,791      $  1,638
     Net income .....................................  $ 17,044      $  4,366      $  1,050

     50% of net income attributable to the Company...  $  8,522      $  2,183      $    525
     Amortization of cost in excess of book value....    (1,559)         (173)          (12)
                                                       --------      --------      --------
     Equity in income from unconsolidated entities...     6,963         2,010           513
     Add back:  Depreciation ........................     7,806         1,543           141
                Amortization of excess cost..........     1,559           173            12
                                                       --------      --------      --------
     FFO contribution of unconsolidated entities.....  $ 16,328      $  3,726      $    666
                                                       ========      ========      ========

     THE HOTELS -- ACTUAL

          The following table sets forth historical suite revenue, occupancy, ADR and RevPAR and the percentage changes therein between the periods presented for the 73 hotels which the Company had an ownership interest at December 31, 1997. This information is presented regardless of ownership. Except as otherwise noted below, each of the hotels is operated as an Embassy Suites hotel.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                                   1997             1996         Variance
                                                                                   ----             ----         --------
Suite Revenue (in thousands):
     Original Hotels (13) ................................................     $    85,944      $    78,622         9.3%
     CSS Hotels (18) .....................................................         143,012          118,300        20.9%
     1996 Acquisitions (12) ..............................................          90,162           83,920         7.4%
                                                                               -----------      -----------
     Subtotal -- Hotels owned at both December 31, 1997 and 1996 (43) ....         319,118          280,842        13.6%
     1997 Acquisitions (30) ..............................................         217,662          210,570         3.4%
                                                                               -----------      -----------
    Total (73) ...........................................................     $   536,780      $   491,412         9.2%
                                                                               ===========      ===========
Occupancy:
     Original Hotels .....................................................           76.1%            76.5%        (0.5)%
     CSS Hotels ..........................................................           73.4%            67.8%         8.3%
     1996 Acquisitions ...................................................           74.0%            73.0%         1.4%
     Subtotal -- Hotels owned at both December 31, 1997 and 1996 .........           74.3%            71.6%         3.8%
    1997 Acquisitions ....................................................           71.8%            73.1%        (1.8)%
    Total ................................................................           73.2%            72.2%         1.4%
Average Daily Rate (ADR):
     Original Hotels .....................................................         $109.35          $102.82         6.4%
     CSS Hotels ..........................................................         $115.85          $103.31        12.1%
     1996 Acquisitions ...................................................         $118.61          $111.54         6.3%
     Subtotal -- Hotels owned at both December 31, 1997 and 1996 .........         $114.77          $105.50         8.8%
    1997 Acquisitions ....................................................         $109.20          $103.69         5.3%
    Total ................................................................         $112.44          $104.72         7.4%
Revenue Per Available Suite (RevPAR):
     Original Hotels .....................................................          $83.17           $78.65         5.7%
     CSS Hotels ..........................................................          $85.01           $70.05        21.4%
     1996 Acquisitions ...................................................          $87.73           $81.46         7.7%
     Subtotal -- Hotels owned at both December 31, 1997 and 1996 .........          $85.25           $75.52        12.9%
    1997 Acquisitions ....................................................          $78.39           $75.80         3.4%
    Total ................................................................          $82.33           $75.64         8.8%

ORIGINAL HOTELS:    Flagstaff, AZ, Jacksonville, FL, Orlando (North), FL,
                    Orlando (South), FL, Brunswick, GA, Chicago - Lombard, IL,
                    New Orleans, LA, Boston - Marlborough, MA, Tulsa, OK,
                    Nashville, TN, Corpus Christi, TX, Dallas (Love Field), TX,
                    Dallas (Park Central), TX.

CSS HOTELS:         Birmingham, AL,  Phoenix (Camelback), AZ, Anaheim, CA, El
                    Segundo (LAX South), CA, Milpitas, CA, Napa, CA, Oxnard
                    (Mandalay Beach), CA, San Francisco (Airport North), CA, San
                    Francisco (Airport South), CA, Boca Raton, FL(1), Deerfield
                    Beach, FL, Ft. Lauderdale, FL, Miami, FL, Tampa (Busch
                    Gardens), FL(1), Baton Rouge, LA, Minneapolis (Airport), MN,
                    Minneapolis (Downtown), MN, St. Paul, MN.

1996 ACQUISITIONS:  San Rafael (Marin County), CA, Avon (Beaver Creek), CO, Boca
                    Raton, FL, Atlanta (Buckhead), GA, Deerfield, IL, Indianapolis (North), IN, Lexington, KY(2), Charlotte, NC, Parsippany, NJ, Piscataway, NJ, Cleveland, OH, Myrtle Beach (Kingston Plantation), SC(3).

1997 Acquisitions:  Phoenix (Crescent), AZ(3), Covina, CA, Dana Point, CA(1),
                    Los Angeles (LAX North), CA, Lake Buena Vista (Disney World), FL(1), Tampa (Rocky Point), FL(1), Atlanta (Airport), GA(4), Atlanta (Galleria)(3), GA, Atlanta (Perimeter Center), GA, Chicago (O'Hare), IL(4), Overland Park, KS, Baltimore, MD(1), Troy, MI(1), Bloomington, MN(1),

                    Kansas City (Country Club Plaza), MO, Raleigh, NC, Raleigh/Durham, NC(1), Omaha, NE(1), Secaucus, NJ, Syracuse, NY, Dayton, OH(1), Philadelphia (Society Hill), PA(3), Nashville (Airport), TN(1), Austin (Airport North), TX, Austin (Downtown), TX(1), Dallas (Market Center), TX, Dallas (Park Central), TX (3), San Antonio (Airport), TX, San Antonio (Northwest), TX, Burlington, VT (3).

(1) Operating as a Doubletree Guest Suites hotel.
(2) Operating as a Hilton Suites hotel.
(3) Operating as a Sheraton hotel.
(4) Operating as a Sheraton Suites hotel.

     Comparison of the Hotels' Suite Revenue for the Years Ended December 31, 1997 and 1996

          Pro forma suite revenues for the 73 hotels that the Company had ownership interests at December 31, 1997, increased 9.2% for the year ended December 31, 1997 over the corresponding period in 1996.

          The Company owned 43 hotels at both December 31, 1997 and 1996, these hotels experienced increased room revenue of 13.6% for 1997 compared to 1996. Within this group of 43 hotels are the Original Hotels, the CSS Hotels and the 1996 Acquisition Hotels.

          The Original Hotels consist of hotels purchased from the inception of the Company in July 1994 through September 1995. The Original Hotels increased suite revenue by 9.3% for the year ended December 31, 1997 compared to 1996. ADR increased 6.4% to $109.35 and Occupancy declined 0.5% from 76.5% to 76.1%. The decrease in occupancy was principally attributed to room additions at three of the Original Hotels, where the Company added 177 suites during 1996 and 1997. This resulted in an increase of RevPAR of 5.7% over 1996 RevPAR.

          The CSS Hotels are made up of 18 former Crown Sterling Suites Hotels which the Company acquired in late 1995 and early 1996. The Company spent more than $50 million renovating these hotels during 1996 and completed the renovation in early 1997. The CSS Hotels experienced increases in revenue of 20.9%, for the year ended December 31, 1997 compared to 1996. Occupancy increased by 8.3% to 73.4% and ADR increased 12.1% to $115.85. The Company attributes the dramatic increase in revenues to the renovation and repositioning of these hotels.

          The 1996 Acquisition Hotels, which includes 12 hotels, had a 7.4% increase in suite revenue for the year ended December 31, 1997 compared to the corresponding period in 1996. Occupancy increased 1.4% to 74.0% and ADR increased 6.3% to $118.61. These hotels experienced increases in revenue and Occupancy in the midst of renovation and upgrading. The changes in RevPAR ranges from a decrease of 1.6% in Atlanta, GA (resulting from a comparison to 1996 revenues when the Summer Olympics were held in Atlanta) to increases of 150% at Cleveland, OH.

          Management believes that the 43 hotels owned at both December 31, 1997 and 1996 benefitted from capital improvements and upgrades, rebranding in some instances, strong professional management and detailed asset management.

          The 1997 Acquisition Hotels, which includes 30 hotels, experienced suite revenue increases of 3.4% during 1997. Occupancy at these hotels decreased 1.8% from 73.1% to 71.8% while ADR increased 5.3% to $109.20. Since these hotels were acquired during 1997, the impact of the Company's ownership programs were not fully realized. Management believes that its renovation and upgrading, and professional asset management will enable this group of hotels to experience positive operating results in the future.

RENOVATIONS AND CAPITAL EXPENDITURES

          The Company believes that one factor that differentiates it from other hotel companies is its commitment to make capital expenditures at the Hotels to improve their performance and maintain the Company's high standards. The Company approaches this in four different ways: (i) an aggressive renovation and upgrade program as hotels are acquired to bring them up to the Company's standards, (ii) contributions of at least 4% of annual suite/room revenue (on a cumulative basis) for capital improvements (the "Capital Reserve"), (iii) insuring that the Lessee maintains an aggressive maintenance and repair program for the Hotels and
(iv) after the initial renovation/upgrade, construction of additional suites, meeting rooms and public areas where the market conditions indicate.

     Renovation/Upgrade Program

          In 1997 the Company spent approximately $22.0 million on renovation and upgrades related to 35 hotels acquired in 1996 and 1997. The Company has committed to spend an additional $36.9 million related to renovation and upgrades for the Hotels owned at December 31, 1997 during fiscal 1998.

     Capital Reserve

          It is the Company's policy to contribute a minimum of 4% of suite/room revenue to the Capital Reserve account to provide funds for necessary ongoing capital improvements after the initial renovation or upgrade. During 1997 the Company contributed approximately $18.9 million (4% of suite/room revenue) to the Capital Reserve and approximately $19.3 million was spent on such improvements in addition to the renovation and upgrade expenditures referenced above.

     Repair and Maintenance

          During the year ended December 31, 1997 the Lessee spent $26.2 million on routine repair and maintenance. This represents approximately 5.7% of hotel suite/room revenue.

     Room Additions

          During 1997 the Company completed construction in July on a net of 129 suites, additional meeting rooms and other public area upgrades at its Boston-Marlborough, Massachusetts Embassy Suites hotel at a cost of approximately $16.0 million. Additionally, during 1997 the Company started construction of an aggregate of 134 suites at its Jacksonville and Orlando (North), Florida Embassy Suites hotels which are to open in the first quarter of 1998, at an aggregate projected cost of $10.2 million. At December 31, 1997, an aggregate of approximately $7.4 million had been spent on these two hotels.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal source of cash to meet its cash requirements, including repayments of indebtedness is cash flow from the Percentage Leases. For the year ended December 31, 1997, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $97.5 million and Funds From Operations (as previously defined) was $129.8 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Company's liquidity, including repayments of indebtedness, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

          At December 31, 1997, the Lessee had paid all amounts then due the Company under the Percentage Leases. During 1997 and 1996, the Lessee experienced net losses of approximately $2.7 million and $5.4 million, respectively, and, at December 31, 1997, had a cumulative shareholders' deficit of approximately $9.1 million. The losses in 1997 and 1996 resulted primarily from the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholder's equity is restored. It is anticipated that the Lessee's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

          Messrs. Feldman and Corcoran and the managers and other equity owners of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $16.0 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases for such Hotels. No loans were outstanding under such agreements at December 31, 1997.

          The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

          At December 31, 1997, the Company had a $550 million unsecured revolving credit facility from a group of lenders co-arranged by The Chase Manhattan Bank and Wells Fargo Bank, National Association ("Line of Credit"). The Line of Credit hasa term ending on October 1, 2000. Borrowings under the Line of Credit bear interest, at the Company's option, (i) at the higher of the base rate announced from time to time by The Chase Manhattan Bank plus an applicable margin of 0% to 0.25%,or (ii) at a Eurodollar rate based upon the 30, 60, or 90 day or 6-month LIBOR rate plus an applicable margin of 1.0% to 1.75%. The applicable margin varies depending upon the Company's long-term senior unsecured actual or implied debt rating and its leverage ratio and, at December 31, 1997, was 0.00% in the case of Base Rate borrowings and 1.4% in the case of Eurodollar Rate borrowings. The Company paid interest on its Line of Credit at the weighted average interest rate of 7.6% for the year ended December 31, 1997. Up to 10% of the amount available under the Line of Credit may be used for general corporate or working capital purposes. The total amount available under the Line of Credit is limited to 50% of the aggregate value of the Company's eligible hotels, which generally include hotels that are unencumbered. At December 31, 1997, the aggregate amount borrowed under the Line of Credit was $136 million. Assuming the Company purchases qualifying hotel assets, it would have up to an additional $414 million available under the existing Line of Credit. The agreements governing the Line of Credit also contain various negative and affirmative covenants, including limitations on total indebtedness, total secured indebtedness and cash distributions, as well as obligations to maintain a certain minimum tangible net worth and certain interest and debt service coverage ratios. At December 31, 1997, the Company was in compliance with all such covenants.

          The Company has a $25 million renovation loan facility which was used to fund a portion of the renovation cost of the CSS Hotels that were converted to Embassy Suites hotels. The facility is guaranteed by Promus, bears interest at LIBOR plus 45 basis points, requires quarterly principal payments of $1.25 million beginning in June 1999 and matures in June 2000. At December 31, 1997, the Company had drawn the full $25 million under this loan facility.

          On October 1, 1997 the Company completed the private placement of $300 million in aggregate principal amount of its long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 7 3/8% senior notes due 2004 priced at 99.489% to yield 7.47% and $125 million of 7 5/8% senior notes due 2007 priced at 99.209% to yield 7.74%. The $300 million senior notes are discounted and accrete over the maturity of the notes (7 years for the $175 million senior notes and 10 years for the $125 million senior notes) using the interest method. On February 12, 1998 the Company announced an offer to exchange these notes for new notes which were identical in amount and terms except that the new notes have been registered under the Securities Act. The Company expects to complete the exchange for the new notes by March 31, 1998.

          At December 31, 1997, the Company had $17.5 million of cash and cash equivalents and had utilized $136 million under its $550 million unsecured revolving Line of Credit.

          To provide for additional financing flexibility FelCor has approximately $89.1 million of common stock, preferred stock, debt securities and/or common stock warrants available for offerings under a shelf registration statement declared effective in 1997. In February 1998 FelCor registered an additional $1 billion in common stock, preferred stock, depository shares, debt securities and/or common stock warrants pursuant to a new shelf registration statement.

          The Company's cash flow from financing activities of approximately $600.1 million for the year ended December 31, 1997 resulted from the following: contributions from FelCor of $448.6 million; net repayments on the Company's Line of Credit of $57.7 million; net proceeds from the private placement of $300.0 million in senior unsecured notes of $290.9 million; and distributions paid to preferred unitholders and unitholders of $81.7 million.

INFLATION

          Operators of hotels, in general, possess the ability to adjust room rates periodically to reflect the effects of inflation. Competitive pressures may, however, limit the Lessee's ability to raise room rates.

SEASONALITY

          The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

          On a pro forma basis, suite revenue by quarter for the years ended December 31, 1997 and 1996 is as follows (in millions, except percentages):


                                  1997                             1996
                       --------------------------      --------------------------
                         SUITE         PERCENTAGE        SUITE         PERCENTAGE
                        REVENUE         OF TOTAL        REVENUE         OF TOTAL
                       ---------      ------------     --------       -----------
First Quarter .......   $132.7            24.7%         $123.1            25.1%
Second Quarter ......    139.0            25.9           124.1            25.2
Third Quarter .......    136.6            25.5           125.6            25.6
Fourth Quarter ......    128.5            23.9           118.6            24.1
                        ------          ------          ------           -----
Total ...............   $536.8           100.0%         $491.4           100.0%
                        ======          ======          ======           =====

          The above schedule of quarterly suite revenues, may not be indicative of future seasonality trends because of the impact of suites out of service due to renovation, the location of hotels acquired in the future or other market factors.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

          Portions of this Annual Report on Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed in conjunction with the forward looking statements included herein (the "Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

          During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise an Related Information" ("SFAS 131"), both of which are effective for fiscal years beginning after December 15, 1997.

          SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information. The Company believes that the adoption of SFAS 130 and 131 will not have a material impact on previously reported financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Included herein at pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The Operating Partnership has no directors or officers. Management functions of the Operating Partnership are performed by FelCor as the sole general partner. The following information is provided regarding the executive officers and directors of FelCor:

          The Board of Directors currently consists of seven members, four of whom are not officers or employees of the Company or any subsidiary or Lessee thereof ("Independent Directors"). The Board of Directors is divided into three classes who serve staggered three-year terms with the term of each director expiring at the annual meeting of shareholders held three years after his election.

          Set forth below is certain information regarding the directors and executive officers of FelCor.

                                                                                                 YEAR
                                                                                                 FIRST                   TERM
     NAME                                                           POSITION                    ELECTED      CLASS      EXPIRES
     ----                                                           --------                    -------      -----      -------
Hervey A. Feldman .....................................     Chairman of the Board                1994     Class I       1998
Thomas J. Corcoran, Jr ................................     President and Chief Executive        1994     Class II      1999
                                                            Officer, Director
Richard S. Ellwood ....................................     Independent Director                 1994     Class III     2000
Richard O. Jacobson ...................................     Independent Director                 1994     Class III     2000
Charles A. Ledsinger, Jr ..............................     Independent Director                 1997     Class II      1999
Charles N. Mathewson ..................................     Director                             1994     Class I       1998
Thomas A. McChristy ...................................     Independent Director                 1994     Class III     2000
Randall L. Churchey ...................................     Senior Vice President, Chief         1997            --       --
                                                            Financial Officer and Treasurer
Lawrence D. Robinson ..................................     Senior Vice President, General       1996            --       --
                                                            Counsel and Secretary
William P. Stadler ....................................     Senior Vice President, Director      1995            --       --
                                                            of Corporate Acquisitions
Jack Eslick ...........................................     Vice President, Director of          1996            --       --
                                                            Asset Management
June H. McCutchen .....................................     Vice President, Director of          1995            --       --
                                                            Design and Construction
Larry J. Mundy ........................................     Vice President/Director of Hotel     1998            --       --
                                                            Acquisitions


---------------------------

          Hervey A. Feldman (age 60) is the Chairman of the Board of FelCor and has served in such capacity since its formation in May 1994. He is also a co-founder of FelCor, Inc. and has served as its Chairman since its formation in 1991. Prior to that time, he held executive positions with Embassy Suites, Inc., serving as its Chairman of the Board from June 1990 until January 1992, and as its President and Chief Executive Officer from the founding of that company in January 1983 to April 1990. Prior to 1990, Mr. Feldman had spent over 25 years in the hotel industry, including serving in various management positions with Brock Hotel Corporation during a period when that company was one of the largest franchisees of Holiday Inn(R) hotels in the U.S.; as Executive Vice President for North American Development of Holiday Inns, Inc.; and President and Chief Executive Officer of Brock Residence Inns, Inc., which founded the extended-stay, all-suite chain now known as Residence Inns by Marriott(R).

          Thomas J. Corcoran, Jr. (age 49) is the President and Chief Executive Officer of FelCor and has served in such capacity since its formation in May 1994. He is also a co-founder of FelCor, Inc. and has served as its President and Chief Executive Officer since its formation in 1991. From October 1990 to December 1991, he served as the Chairman, President and Chief Executive Officer of Fiesta Foods, Inc., a manufacturer of tortilla chips and taco shells. From 1979 to 1990, Mr. Corcoran held various positions with Integra - A Hotel and Restaurant Company (formerly Brock Hotel Corporation), including serving as the President and Chief Executive Officer of that company from 1986 to 1990, and with ShowBiz Pizza Time, Inc., an operator and franchisor of family entertainment center/pizza restaurants.

          Richard S. Ellwood (age 66) is the founder and principal owner of R.S. Ellwood & Co., Inc., a real estate investment banking firm which was organized in 1987. Prior to 1987, as an investment banker, Mr. Ellwood was elected successively in 1968 a general partner of White Weld & Co., in 1978 a managing director of Warburg Paribas Becker, Incorporated and in 1984 a managing director and senior banker of Merrill Lynch Capital Markets. Mr. Ellwood has extensive experience in hotel financing. He was a founder of Hotel Investors Trust, a REIT, and served as a Trustee from 1970 until its merger with another REIT in 1987. He is currently a director of two additional REITs, Apartment Investment and Management Company and Corporate Realty Income Trust.

          Richard O. Jacobson (age 61) is the President and Chief Executive Officer of Jacobson Warehouse Company, Inc., a privately-held warehouse company with facilities in 15 locations in seven states, which Mr. Jacobson founded 30 years ago. He is also President and Chief Executive Officer of Jacobson Transportation Company, Inc., a truckload common carrier with authority to operate in 48 states and Canada. Mr. Jacobson is a member of the Boards of Directors of Advanced Oxygen Technology, Inc., AlaTenn Resources, Inc., Allied Group, Inc., Firstar Bank Des Moines, N.A., Firstar Bank of Iowa, N.A. and Heartland Express, Inc.

          Charles A. Ledsinger, Jr. (age 48) was recently elected as a director of the Company to fill the vacancy created by the resignation of Donald J. McNamara. Mr. Ledsinger has served as an officer of St. Joe Corporation since May 1997. He has served as President and Chief Operating Officer since February 1998 and as Senior Vice President an Chief Financial Officer prior to that. From June 1995 until May 1997, Mr. Ledsinger was Senior Vice President and Chief Financial Officer of Harrah's Entertainment, Inc. For more than three years prior, Mr. Ledsinger served as Senior Vice President and Chief Financial Officer of The Promus Companies Incorporated, the former parent of Harrah's Entertainment, Inc. Mr. Ledsinger is also a director of TBC Corporation, Perkins Management Company, Inc. and Friendly Ice Cream Corporation. He is a member and a past chairman of the Real Estate Financial Advisory Council of the American Hotel and Motel Association.

          Charles N. Mathewson (age 69) has served, for more than the past five years, in various positions with International Game Technology ("IGT"), a company engaged in the design and manufacture of microprocessor based gaming products and gaming monitoring systems. Since February 1988, he has served as the Chairman of the Board of IGT. He has served as a director of IGT since December 1985, as President from December 1986 to February 1988, and as Chief Executive Officer from December 1986 until June 1993 and from February 1996 until the present. Mr. Mathewson also is a member of the Board of Directors of Baron Asset Fund.

          Thomas A. McChristy (age 71) was the President of T.A. McChristy Co. Inc., a real estate investment company, from 1957 to 1996. Mr. McChristy also served as the President and Chief Operating Officer of Syntech International, Inc., a lottery systems and equipment manufacturing company, from 1986 to 1988 and as its Chief Executive Officer from 1989 to 1992.

          Randall L. Churchey (age 37) has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 1997. For approximately 15 years prior to joining the Company, Mr. Churchey held various positions with Coopers & Lybrand, L.L.P. Most recently, Mr. Churchey served as the Chairman of the Hospitality and Real Estate Practice of that firm for the Southwestern United States.

          Lawrence D. Robinson (age 54) has served as Senior Vice President, General Counsel and Secretary of the Company since May 1996. From 1972 to 1989, Mr. Robinson was a partner in the Kansas City based law firm of

Stinson, Mag & Fizzell, forwhich he founded and managed a Dallas, Texas office from 1982 to 1989. From 1989 through April 1996, Mr. Robinson was a partner in the Houston based law firm of Bracewell & Patterson, L.L.P., where he served as the managing partner of its Dallas office until 1992, as the head of that office's corporate and securities law section and as chairman of its firm-wide hospitality group.

          William P. Stadler (age 43) began his employment with FelCor in July 1995 as Vice President, Director of Acquisition and Development. On January 14, 1998, Mr. Stadler was promoted to Senior Vice President, Director of Corporate Acquisitions. Mr. Stadler has over 17 years of experience in hotel acquisition and development, having served as Vice President-Development for Coastal Hotel Group from 1994 until he joined FelCor in 1995, as Vice President-Development for Embassy Suites, Inc. from 1992 to 1994, as Senior Vice President-Development for Landmark Hotels, Inc. from 1989 to 1991 and as Vice President-Development for Marriott Corporation from 1985 to 1989.

          Jack Eslick (age 46) joined FelCor in April 1996 as its Vice President, Director of Asset Management. Mr. Eslick has over 20 years experience in hotel operations. From April 1991 until he joined FelCor, Mr. Eslick served as Vice President of Operations of Promus, where he had direct responsibility for all operations in a region that grew from 14 hotels to 26 hotels. Prior to April 1991, he served in various capacities with Holiday Inns, Inc., including serving as general manager of various hotels and as a Regional Director of Operations.

          June H. McCutchen (age 42) joined FelCor in October 1995 as Vice President, Director of Design and Construction. Her most recent experience was as Account Executive for Hospitality Restoration & Builders, Inc. since 1994. From 1992 to 1994 she was Project Manager for American General Hospitality, Inc. where she managed all capital improvement work for over 35 properties each year. Prior to 1992, Ms. McCutchen was Project Manager for Hilton Hotels, Inc. from 1987 to 1992, and prior to 1987, she served as design coordinator and purchasing manager for Embassy Suites, Inc.

          Larry J. Mundy (age 47) joined FelCor in January 1998 as Vice President/Director of Hotel Acquisitions. From 1995 until he joined FelCor he was Vice President of Franchise Development for Motel 6. From 1987 to 1995 he was Vice President of Development in the South/Southeast for Hilton Hotels and prior to 1987 he served as corporate counsel for Residence Inns and Embassy Suites.

TERMS OF OFFICE; RELATIONSHIPS

          The officers of FelCor are elected annually by the Board of Directors at a meeting held following each annual meeting of shareholders, or as soon thereafter as necessary and convenient in order to fill vacancies or newly created offices. Each officer holds office until his successor is duly elected and qualified or until death, resignation or removal, if earlier. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgement the best interests of the Company will be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed.

          There are no family relationships among any of the directors or executive officers of FelCor. Except as described above, none of FelCor's directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or pursuant to Section 15 (d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any director or officer and any other person pursuant to which that director was nominated or officer was selected.

ITEM 11. EXECUTIVE COMPENSATION

          The Operating Partnership has no directors or officers. Management functions of the Operating Partnership are performed by FelCor. The directors and officers of FelCor receive no additional compensation from the Operating Partnership. The following table sets forth information, for the fiscal years ended December 31, 1997, 1996 and 1995, regarding the compensation paid by FelCor to its Chief Executive Officer and the four other most highly compensated executive officers ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                    ANNUAL COMPENSATION              COMPENSATION
                                             --------------------------------- ---------------------------
                                                                                                SECURITIES
NAME AND PRINCIPAL POSITION                                       OTHER ANNUAL  RESTRICTED      UNDERLYING     ALL OTHER
---------------------------                                       COMPENSATION    STOCK          OPTIONS/     COMPENSATION
                                  YEAR       SALARY($)    BONUS($)    ($)      AWARDS($)(4)      SARS(#)         ($)(13)
                                  ----       ---------    --------    ---      ------------      -------         -------
Thomas J. Corcoran, Jr . . . . .  1997        200,000     250,000     None      525,000(5)      201,000(12)      14,250
   President and Chief            1996        123,240        None     None         None            None           4,875
   Executive Officer              1995        120,000        None     None      194,625(6)      150,000           4,875
                                                                                243,000(7)

Hervey A. Feldman. . . . . . . .  1997        150,000        None     None      525,000(5)      151,000(12)       9,000
   Chairman of the Board          1996        123,240        None     None         None            None           4,875
                                  1995        120,000        None     None      194,625(6)      150,000           4,875
                                                                                243,000(7)


Lawrence D. Robinson . . . . . .  1997        115,500      47,500     None       87,500(8)       70,000(12)        None
   Senior Vice President          1996(2)      66,667        None     None      349,500(9)      100,000            None
   General Counsel

William S. McCalmont . . . . . .  1997        140,291      34,500     None         None          20,000(12)      38,733
   Senior Vice President          1996         67,708        None     None      457,500(10)      92,500          55,524
   Chief Financial Officer(1)


William P. Stadler . . . . . . .  1997         99,383     115,000     None        None          25,000(12)       14,250
   Vice President, Director       1996         79,020     100,000     None        None            None            4,875
   of New Development             1995(3)      34,125      45,000     None      66,100(11)      25,000            2,438

----------------

(1) Mr. McCalmont was employed as FelCor's Chief Financial Officer from August 14, 1996 until October 31, 1997. The information for 1996 includes compensation only during the period from August 14, 1996 through December 31, 1996 and for 1997 includes compensation through the date of his resignation.

(2) Includes compensation only during the period from the date of commencement of Mr. Robinson's employment (May 1996) through December 31, 1996.
(3) Includes compensation only during the periods from the date of commencement of Mr. Stadler's employment (July 1995) through December 31, 1995.
(4) An aggregate of 37,500 shares of restricted stock were awarded in the 1997 fiscal year. An aggregate of 35,000 of these restricted stock grants vest over a five-year period and 2,500 shares vest fully within two months of issuance. Holders of restricted stock are entitled to vote and receive dividends on such shares from the date of grant. The amount reported in this table represents the market value of the shares awarded on the date of grant, determined by the closing price of the Common Stock on such date, without giving effect to the diminution of value attributable to the restrictions on such stock. As of December 31, 1997, the aggregate unvested restricted stock holdings by the Named Executive Officers consisted of 65,200 shares as set forth below, with a then current aggregate market value, determined in the same manner as of December 31, 1997, of $1,924,000, as follows: Mr. Corcoran (25,800 shares, $758,604 value); Mr. Feldman (25,800 shares, $758,604 value); Mr. Robinson (12,100 shares, $367,132 value); and Mr. Stadler (1,500 shares, $39,660 value).
(5) Represents an award of 15,000 shares of restricted stock on February 19, 1997 which become vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $35.00 per share.
(6) Represents an award of 9,000 shares of restricted stock on February 16, 1995 which becomes vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $21.625 per share.
(7) Represents an award of 9,000 shares of restricted stock as of December 15, 1995, which become vested over a five-year period from the date of grant at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $27.00 per share.
(8) Represents an award of 2,500 shares of restricted stock as of February 19, 1997, which become vested over a five-year period from the date of grant at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $35.00 per share.
(9) Represents an award of 12,000 shares of restricted stock as of May 1, 1996 which become vested over a five-year period from the date of grant at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $29.125 per share.
(10) Represents an award of 15,000 shares of restricted stock as of August 14, 1996 of which 2,500 shares vested on January 1, 1997 and 2,500 shares vested on August 14, 1997. The unvested shares were forfeited upon the termination of Mr. McCalmont's employment on October 31, 1997. The value is based upon the closing price of the Common Stock on the date of grant of $30.50 per share.
(11) Represents an award of 2,500 shares of restricted stock on July 24, 1995 which become vested over a five-year period at the rate of 20% per year. The value is based upon the closing price of the Common Stock on the date of grant of $26.44 per share.
(12) Represent shares purchasable pursuant to options granted in 1997. See "--Option Grants" below.
(13) These amounts represent the Company's contributions to the Company's employee savings and investment plan in the amount of up to $14,250 to each executive officer and, in the case of Mr. McCalmont, a moving allowance of $77,382 paid to Mr. McCalmont in connection with the commencement of his employment with the Company, $26,733 of which was paid in 1997.


          The executive officers receive health and disability insurance benefits which do not exceed 10% of their respective salaries. These benefits are also provided to all other employees of the Company.

     Option Grants

          The following table sets forth information regarding grants of stock options to FelCor's Named Executive Officers during the 1997 fiscal year. The options were granted pursuant to either the FelCor's 1994 Restricted Stock and Stock Option Plan (the "1994 Plan") or the 1995 Restricted Stock and Stock Option Plan (the "1995 Plan"). No stock appreciation rights ("SARs") were granted during the 1997 fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  Individual Grants
                    -------------------------------------------------------------------------
                                       % of Total
                       Number of         Options                    Market Price
                    Securities Under-   Granted to    Exercise or     on Date
                      lying Options    Employees in   Base Price      of Grant     Expiration
                     Name Granted(#)    Fiscal Year    ($/Share)      ($/Share)       Date
                    -----------------  ------------   -----------   ------------   ----------
Thomas J. Corcoran,     46,000            6.2%           29.50         35.00         2/19/07
Jr.
                        30,000            4.0%           35.50         35.00         2/19/07
                        10,000            1.3%           35.00         35.00         2/19/07
                        65,000            8.8%           36.63         36.63         6/24/07
                        50,000            6.7%           37.56         37.56         8/13/07

Hervey A. Feldman       46,000            6.2%           29.50         35.00         2/19/07
                        30,000            4.0%           35.50         35.00         2/19/07
                        10,000            1.3%           35.00         35.00         2/19/07
                        65,000            8.8%           36.63         36.63         6/24/07

Lawrence D. Robinson    10,000            1.3%           35.00         35.00         2/19/07
                        10,000            1.3%           36.63         36.63         6/24/07
                        50,000            6.7%           37.56         37.56         8/13/07

William S. McCalmont    10,000            1.3%           35.00         35.00         2/19/07 (1)
                        10,000            1.3%           36.63         36.63         6/24/07 (1)

William P. Stadler      10,000            1.3%           35.00         35.00         2/19/07
                         5,000            0.7%           36.63         36.63         6/24/07
                        10,000            1.3%           37.56         37.56         8/13/07


                             Assumed Annual Rate of Stock
                             Potential Realizable Value at
                           Price Appreciation for Option Term
                          0%($)         5%($)          10%($)
                       ----------     ---------      ---------
Thomas J. Corcoran,      253,000      3,979,520      5,532,925
Jr.
                               0      2,775,339      3,788,430
                               0        920,113      1,257,810
                               0      6,259,267      8,556,521
                               0      4,937,064      6,749,048

Hervey A. Feldman        253,000      3,979,520      5,532,925
                               0      2,775,339      3,788,430
                               0        920,113      1,257,810
                               0      6,259,267      8,556,521

Lawrence D. Robinson           0        920,113      1,257,810
                               0        962,964      1,316,388
                               0      4,937,064      6,749,048

William S. McCalmont           0              0              0
                               0              0              0

William P. Stadler             0        920,113      1,257,810
                               0        481,482        658,194
                               0        987,413      1,349,810


(1) All of the options awarded to Mr. McCalmont during 1997 expired upon the termination of his employment on October 31, 1997.

          Each of the aforementioned options becomes exercisable over a five year period, with 20% of the total number of shares covered thereby becoming exercisable on each of the first five anniversaries of the date of grant, and expires on the tenth anniversary of the date of grant.

          The unexpired stock options to purchase the FelCor's Common Stock held by named executive officers of FelCor at December 31, 1997 are summarized in the following table:

                          FISCAL YEAR END OPTION VALUES

                                                           Number of Securities
                                                          Underlying Unexercised        Value of Unexercised
                                                                Options at             In-the-Money Options at
                                                            December 31, 1997            December 31, 1997(1)
                                                        ---------------------------  ---------------------------
          Name                                          Exercisable   Unexercisable  Exercisable   Unexercisable
          ----                                          -----------   -------------  -----------   -------------
Thomas J. Corcoran, Jr. ..........................        150,000        351,000     $1,822,500     $1,946,000
Hervey A. Feldman ................................        150,000        301,000      1,822,500      1,946,000
Lawrence D. Robinson .............................         20,000        150,000        127,600        515,400
William S. McCalmont .............................         18,500              0(2)      92,500              0(2)
William P. Stadler ...............................         10,000         40,000         90,600        140,900

------------------

(1) Based on the difference between the option exercise price and the closing sales prices for the Common Stock on the New York Stock Exchange for December 31, 1997, which was $35.50 per share.

(2) Mr. McCalmont's unvested options expired upon the termination of his employment.

     Employment Agreements

          FelCor has entered into employment agreements with each of Messrs. Feldman and Corcoran (each an "Employment Agreement") that will continue in effect until December 31, 1999 and automatically be renewed for successive one year terms, unless otherwise terminated. Pursuant to such Employment Agreements, Mr. Feldman serves as Chairman of the Board, and Mr. Corcoran serves as President and Chief Executive Officer, of the Company. Each was paid a base salary of $10,000 per month in 1995, $10,270 in 1996 and in 1997 Mr. Feldman received $12,500 per month and Mr. Corcoran received $16,667 per month. Effective January 1, 1998, Mr.

Feldman is to receive $12,500 per month and Mr. Corcoran is to receive $20,833 per month. Messrs. Feldman and Corcoran have agreed to devote substantially all of their time to the business of the Company. The Compensation Committee of the Board may provide for additional compensation as a bonus should it determine, in its discretion, based on merit, the Company's anticipated financial performance and other criteria, that such additional compensation is appropriate. The Company maintains a comprehensive medical plan for the benefit of Messrs. Feldman and Corcoran and their dependents.

     Savings Plan

          FelCor has established an employee savings and investment plan ("Savings Plan") covering substantially all employees, including executive officers. The Savings Plan is designed to qualify under Section 401 (k) of the Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing the Company to contribute a percentage of such earnings to the Savings Plan. A participant may direct a minimum of 1% and a maximum of 20% of eligible pre-tax earnings to the Savings Plan, subject to certain limitations set forth in the Code. Participants may also elect after-tax contributions to the Savings Plan in an amount not to exceed 10% of his or her eligible earnings. A participant's contributions become distributable upon the termination of his or her employment for any reason. The participants are fully vested at all times in all amounts contributed by them to the Savings Plan.

     Restricted Stock and Stock Option Plans

          FelCor has adopted the 1994 Restricted Stock and Stock Option Plan ("1994 Plan") and the 1995 Restricted Stock and Stock Option Plan ("1995" Plan and, together with the 1994 Plan, "Stock Plans"). The Stock Plans were adopted to provide incentives to attract and retain Independent Directors, executive officers and key employees. The Stock Plans are administered by the Compensation Committee or, in the case of grants to Independent Directors, by the Board of Directors. The Compensation Committee generally has the authority, within limitations set forth in the Stock Plans, (i) to establish rules and regulations concerning the Stock Plans, (ii) to determine the persons to whom Options (as defined below) and Restricted Stock (as defined below) may be granted, (iii) to fix the number of shares of Common Stock to be covered by each Option and the number of shares of Restricted Stock granted, and (iv) to set the terms and provisions of each grant of Options or Restricted Stock to be granted. The summary of the Stock Plans set forth below is qualified in its entirety by reference to the text of the Stock Plans.

          The Stock Plans provide for the grant of stock options to purchase a specified number of shares of Common Stock ("Options") or grants of restricted shares of Common Stock ("Restricted Stock"). Under the 1994 Plan the total number of shares originally available for grant was equal to 450,000 shares of Common Stock, of which not more than 50,000 shares were to be grants of Restricted Stock. Of the shares of Common Stock, originally available under the 1994 Plan, 433,500 shares were designated for grant to the officers and employees of the Company, of which 33,500 shares could be granted as Restricted Stock. The remaining 16,500 shares of Common Stock were designated for grant to Independent Directors, all of which shares could be granted as Restricted Stock. At March 10, 1998, there were no shares remaining available for the grant of options to officers and eligible employees of the Company and 2,500 shares remaining available for grants to independent directors of the Company under the 1994 Plan. Under the 1995 Plan, the total number of shares originally available for grant was equal to 1,200,000 shares of Common Stock which was subsequently amended to 1,500,000 shares of Common Stock, of which not more than 133,333 shares could be grants of Restricted Stock. Of the shares of Common Stock originally available under the amended 1995 Plan, 1,450,000 shares were designated for grants to the officers and eligible employees of the Company, of which 83,333 shares could be granted as Restricted Stock. The remaining 50,000 shares of Common Stock were designated for grant to the Independent Directors, of which 50,000 shares could be granted as Restricted Stock. At March 10, 1998, there remained available under the 1995 Plan only 65,167 shares available for grants of options and 17,833 shares available for grants of Restricted Stock to officers and eligible employees of the Company. All of the 150,000 shares originally available for grants to independent directors remained available. Upon the occurrence of certain extraordinary events, the Board of Directors or the Compensation Committee may make such adjustments in the aggregate number and kind of shares reserved for issuance, the number of shares and kind covered by outstanding awards and the exercise prices specified therein as may be determined to be appropriate.

          Participants in the Stock Plans, who may be directors, officers or employees of the Company, its subsidiaries (including the Operating Partnership) or designated affiliates, are selected by the Compensation Committee.

          The Compensation Committee may amend any award theretofore granted, prospectively or retroactively. No such amendment may impair the rights of any participant under any award without the consent of such participant (except for any amendment made to cause the plan to qualify for an exemption provided by Rule 16b-3 under the Exchange Act).

          Options granted under the Stock Plans may be incentive stock options ("ISOs") under Section 422 of the Code or non-qualified options, at the discretion of the Compensation Committee, provided that no Independent Director may receive a grant of ISOs. The Stock Plans provide that the exercise price of an Option will be fixed by the Compensation Committee on the date of grant; however, the exercise price of an ISO must be not less than the fair market value of a share of Common Stock on the date of the grant. Any ISOs granted to such participants also must expire within ten years from the date of adoption of the Stock Plans. Moreover, Options granted under either Stock Plan will not be ISOs to an individual participant to the extent that the aggregate fair market value of the shares of Common Stock with respect to which such Options under the respective Stock Plan (or under any other plan maintained by the Company or a subsidiary thereof) first become exercisable by such participant in any year exceeds $100,000. No Options shall be granted under the 1994 Plan on or after March 31, 2004, or under the 1995 Plan on or after November 1, 2005.

          No Option may be exercised within six months after the date of grant or in such circumstances where exercise would violate Federal or State securities laws. Options will be non-transferable and non-assignable; provided, however, that the estate of a deceased holder can exercise Options. Options generally will be exercisable by the holder thereof subject to terms fixed by the Compensation Committee. The right of any participant to exercise an Option may not be transferred in any way other than by will or the laws of descent and distribution.

          Grants of Restricted Stock under the Stock Plans are subject to the terms and conditions imposed by the Compensation Committee. Except for such restrictions on transfer as the Compensation Committee may impose, the participants have all the rights of a holder of Common Stock as to such Restricted Stock including the right to vote the shares and the right to receive any cash distributions. Except as provided by the Compensation Committee at the time of grant or otherwise, upon a termination of employment for any reason during the Restriction Period, all unvested shares will be forfeited by the participant.

          The Stock Plans may be terminated and may be modified or amended by the Board of Directors at any time; however, (i) any modification or amendment either increasing the aggregate number of shares which may be issued under Options, increasing materially the benefits accruing to participants under the Stock Plans or materially modifying the requirements as to eligibility to receive Options is subject to shareholder approval within one year of the adoption of such amendment; and (ii) no such termination, modification or amendment of the Stock Plans will alter or affect the terms of any then outstanding Options or Restricted Stock without the consent of the holders thereof.

COMPENSATION FOR DIRECTORS

          In lieu of cash compensation, on March 5, 1998, FelCor granted to each of the Independent Directors, except Mr. Ledsinger, 1,500 shares of Restricted Stock under the 1994 Plan or 1995 Plan for serving as a director of FelCor during 1997. Mr. Ledsinger was granted 375 shares of restricted stock from the 1995 Plan, reflecting the partial year he served as an Independent Director. FelCor intends to provide a similar grant to each Independent Director in lieu of cash compensation for service during 1998. None of the other directors received any compensation for their service as directors of FelCor during 1997 and 1996. FelCor reimburses directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION ON
                             COMPENSATION DECISIONS

          During 1997, FelCor's Compensation Committee of the Board of Directors consisted of Donald J. McNamara (from January 1, 1997 through the date of his resignation at September 30, 1997), Charles A. Ledsinger (from his appointment as an Independent Director at October 1, 1997 through December 31, 1997), Richard S. Ellwood, Richard O. Jacobson and Thomas A. McChristy, constituting all of the Independent Directors, none of whom was, prior to or during 1997, an officer or employee of the Company. None of such persons had any relationships requiring disclosure under applicable rules and regulations. The Company did not have a policy during 1997 prohibiting its executive officers from participating in deliberations of the Compensation Committee regarding executive compensation. Consequently, Mr. Corcoran, who is the President, Chief Executive Officer and a director of the Company, and Mr. Robinson, as Secretary of the Company, were present during certain deliberations of the Compensation Committee regarding executive compensation during 1997, to provide information to, and to record the actions of, the Compensation Committee.

          See "Item 13. Certain Relationships and Related Transactions" herein for information regarding the interests of Mr. Corcoran and Mr. Ellwood in certain transactions with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners

          The following table sets forth information, as of March 10, 1998, regarding each person known to the Operating Partnership to be the beneficial owner of more than five percent (5%) of its Units. Unless otherwise indicated, such Units are owned directly and the indicated person has sole voting and investment power with respect thereto.

                                                       AMOUNT AND
                                                       NATURE OF
       NAME AND ADDRESS                                BENEFICIAL     PERCENT OF
       OF BENEFICIAL OWNER                             OWNERSHIP       CLASS(1)
       -------------------                             ----------     ----------
FelCor Suite Hotels, Inc. ........................     36,591,080       92.4%
545 E. John Carpenter Freeway, Suite 1300
Irving, Texas 75062


-----------------

(1)  Based upon 39,622,099 Units outstanding as of March 10, 1998.

     Security Ownership of Management

          The following table sets forth the beneficial ownership of the Operating Partnership's Units as of March 10, 1998, by (i) each director and director nominee, (ii) each Named Executive Officer and (iii) all directors and executive officers as a group. Unless otherwise indicated, such Units and Series A Preferred Stock are owned directly and the indicated person has sole voting and investment power.

                                               AMOUNT AND
                                               NATURE OF
                                               BENEFICIAL          PERCENT
       NAME OF                                 OWNERSHIP             OF
   BENEFICIAL OWNER                             OF UNITS           CLASS(1)
   ----------------                            ----------          --------
Hervey A. Feldman ......................       297,240(2)             *
Thomas J. Corcoran, Jr. ................       297,240(2)             *
Richard S. Ellwood .....................             0                0
Richard O. Jacobson ....................             0                0
Charles A. Ledsinger, Jr. ..............             0                0
Charles N. Mathewson ...................       609,777(3)           1.5%
Thomas A. McChristy ....................             0                0
Lawrence D. Robinson ...................             0                0
William S. McCalmont ...................             0                0
William P. Stadler .....................             0                0
All executive officers and
directors as a group (11 persons) ......       907,017              2.3%

------------------
*    Represents less than 1% of the outstanding Units of such class

(1)  Based upon 39,622,099 Units outstanding as of March 10, 1998.
(2) Includes 294,915 Units held by FelCor, Inc. Messrs. Feldman and Corcoran are the sole shareholders and directors of FelCor, Inc. and each may be deemed to own beneficially all of the Units owned by FelCor, Inc.
(3) Includes 540,009 Units issuable to or for the benefit of Mr. Mathewson, which represents Mr. Mathewson's pro rata interest in Units issued in connection with the IPO to partnerships in which Mr. Mathewson is a limited partner. Also includes 69,768 units issuable upon conversion of 90,000 shares of Series A Preferred Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company and the Operating Partnership have entered into a number of transactions with the Lessee and certain other affiliates. Mr. Feldman and Mr. Corcoran, who are officers and directors of the Company, control and are also officers and directors of the Lessee.

     The Percentage Leases

          The Company and the Lessee have entered into the Percentage Leases, each with a term of ten years, relating to each hotel owned by the Company. The Company anticipates that similar Percentage Leases will be executed with respect to any additional hotel properties acquired by it in the future. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay the greater of Base Rent or Percentage Rent and certain other additional charges, and is entitled to all profits from the operation of the hotels after the payment of operating, management and other expenses. The terms of the Percentage Leases were not negotiated on an arms-length basis and, accordingly, may not reflect fair market values or terms. management of the Company believes, however, that the terms of such agreements are fair to the Company, and when entered into, were upon terms as favorable to the Company as could then be obtained from a financially responsible unrelated third party. Lease rent paid by the Lessee under the Percentage Leases totaled approximately $217.0 million for the year ended December 31, 1997. The Lessee is a Delaware limited liability company, all of the voting Class A membership interest in which (representing a 50% equity interest) is beneficially owned one half by Mr. Feldman and one half by Mr. Corcoran. All of the non-voting Class B membership interest in the Lessee (representing the remaining 50% equity interest) is owned by RGC Leasing, Inc., a Nevada corporation owned by the children of Charles N. Mathewson.

     Employment Agreements

          FelCor has entered into the Employment Agreements with each of Messrs. Feldman and Corcoran that will continue in effect until December 31, 1999 and automatically be renewed for successive one year terms, unless otherwise terminated. Pursuant to such Employment Agreements, Mr. Feldman serves as Chairman of the Board, and Mr. Corcoran serves as President and Chief Executive Officer, of FelCor. Each was paid a base salary of

$10,000 per month in 1995 and $10,270 in 1996 and in 1997 Mr. Feldman received $12,500 per month and Mr. Corcoran received $16,667 per month. Effective January 1, 1998, Mr. Corcoran is to receive $20,833 per month and Mr. Feldman is to receive $12,500 per month. The Compensation Committee of the Board may provide for additional compensation as a bonus should it determine, in its discretion, based on merit, the Company's anticipated financial performance and other criteria, that such additional compensation is appropriate. The Company maintains a comprehensive medical plan for the benefit of Messrs. Feldman and Corcoran and their dependents.

     Sharing of Offices and Employees

          The Company shares the executive offices and certain employees with FelCor, Inc. and the Lessee, and each company bears its share of the costs thereof, including an allocated portion of the rent, salaries of certain personnel (other than Messrs. Feldman and Corcoran, whose salaries are borne solely by the Company), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to the Company must be approved by a majority of the Independent Directors. During 1997, the Company paid approximately $1.3 million (approximately 38%) of the allocable expenses under this arrangement.

     Compensation of Director for Special Services

          In connection with the Company's acquisition, in February 1997, of interests in 10 hotels at an aggregate cost of approximately $139 million (including the Company's share of certain assumed indebtedness), Mr. Richard S. Ellwood, an Independent Director of FelCor, was paid a one-time fee in the amount of $200,000 for his services in facilitating this transaction.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements

          Included herein at pages F-1 through F-27.

              2. Financial Statement Schedules

          The following financial statement schedule is included herein at page F-26

              Schedule III - Real Estate and Accumulated Depreciation for FelCor Suites Limited Partnership

          All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

              3. Exhibits

          The following exhibits are filed as part of this Annual Report on Form 10-K:

  EXHIBIT
  NUMBER                  DESCRIPTION OF EXHIBIT
  -------                 ----------------------
     3.1   -   Certificate of Limited Partnership of the Operating
               Partnership dated May 20, 1994, as filed with the Secretary of State of Delaware (filed as Exhibit 3.1 to the Operating
               Partnership's registration statement on Form S-4 (File No.
               333-39595) (the "1997 S-4 Registration Statement") and incorporated herein by reference).

     3.2   -   Amended and Restated Agreement of Limited Partnership of the
               Operating Partnership (filed as Exhibit 10.1 to FelCor's Annual
               Report on Form 10-K/A Amendment No. 1 for the fiscal year ended
               December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

     3.2.1 -   First Amendment to Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership dated as of November 17, 1995 by and among FelCor, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit 10.1.1 to FelCor's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference).

     3.2.2 -   Second Amendment to Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership dated as of January 9, 1996 between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit 10.1.2 to the 1995 10-K and incorporated herein by reference).

     3.2.3 - Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of January 10, 1996 by and among FelCor, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit
               10.1.3 to the 1995 10-K and incorporated herein by reference).

     3.2.4 -   Fourth Amendment to the Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership dated as of January 10, 1996 by and among FelCor, Piscataway-Centennial Associates Limited Partnership and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit 10.1.4 to the 1995 10-K and incorporated herein by reference).

     3.2.5 - Fifth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of May 2, 1996, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership, adopting Addendum No. 2 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of May 2, 1996 (filed as Exhibit 10.1.5 to FelCor's Form 10-Q for the quarter ended June 30, 1996 (the "1996 Second Quarter 10-Q") and incorporated herein by reference).

     3.2.6 - Sixth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of September 16, 1996, by and among FelCor, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit 10.1.6 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference).

     3.2.7 - Seventh Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of May 16, 1997, by and among the Registrant, PMB Associates, Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit
               10.1.7 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

     3.2.8 - Eighth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of February 6, 1998, by and among the Registrant, Columbus/Front Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit
               10.1.8 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

     4.1 - Indenture dated as of October 1, 1997 by and among the Operating Partnership, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the 1997 S-4 Registration Statement and incorporated herein by reference).

     10.2.1 - Form of Lease Agreement between the Operating Partnership as Lessor and DJONT Operations, L.L.C. ("DJONT") as Lessee (filed as
               Exhibit 10.2.1 to FelCor's 1995 10-K and incorporated herein by reference).

     10.2.2 - Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Operating Partnership through December 31, 1997 (filed as Exhibit 10.2.2 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

     10.3 - Amended and Restated Loan Agreement dated as of September 26, 1996, among FelCor and the Operating Partnership, as Borrowers, Boatmen's National Bank of Oklahoma, as Agent and Lender, and First Tennessee Bank National Association, Liberty Bank and Trust Company of Tulsa, National Association, Bank One, Texas, N.A., First National Bank of Commerce, and AmSouth Bank of Alabama, as Lenders (filed as Exhibit 10.3.4 to FelCor's Form 10-Q for the quarter ended September 30, 1996 (the "1996 Third Quarter 10-Q") and incorporated herein by reference).

     10.5 - Employment Agreement dated as of July 28, 1994 between FelCor and Hervey A. Feldman (filed as Exhibit 10.7 to FelCor's 1994 10-K/A and incorporated herein by reference).

     10.6 - Employment Agreement dated as of July 28, 1994 between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to FelCor's 1994 10-K/A and incorporated herein by reference).

     10.7.1 -  Restricted Stock and Stock Option Plan of FelCor (filed as
               Exhibit 10.9 to FelCor's 1994 10-K/A and incorporated herein by reference).

     10.7.2 -  1995 Restricted Stock and Stock Option Plan of Felcor filed as
               Exhibit 10.9.2 to FelCor's 1995 10-K and incorporated herein by reference).

     10.8. - Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to FelCor's 1994 10-K/A and incorporated herein by reference).

     10.9 - Registration Rights Agreement dated as of July 21, 1994 between FelCor and the parties named therein (filed as Exhibit 10.11 to FelCor's 1994 10-K/A and incorporated herein by reference).

     10.10 - Agreement dated as of April 15, 1995 among FelCor, the Operating Partnership, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A. Feldman relating to purchase of securities (filed as Exhibit
               10.15 to FelCor's Registration Statement on Form S-11 (File No. 33-91870) (the "May 1995 Registration Statement") and incorporated herein by reference).

     10.11 - Registration Rights Agreement dated as of November 17, 1995 between the FelCor and Cleveland Finance Associates Limited Partnership (filed as Exhibit 10.27 to FelCor's 1995 10-K and incorporated herein by reference).

     10.12  -  Registration Rights Agreement dated as of January 3,
               1996 between FelCor and Robert E. Woolley and Charles M. Sweeney (filed as Exhibit 10.28 to FelCor's 1995 10-K and incorporated herein by reference).

     10.13 - Credit Agreement dated as of February 6, 1996 by and among the Operating Partnership, as borrower, Holdings and FelCor, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 10.30 to FelCor's 1996 Form 8-K and incorporated herein by reference).

     10.14 - Contract for Purchase and Sale of Hotels dated as of June 5, 1997 by and among ITT Sheraton Corporation, Sheraton Savannah Corp., Sheraton Peachtree Corp., Sheraton Crescent Corp., Sheraton Dallas, Corp., Sheraton Gateway Suites O'Hare Investment Partnership, and the Operating Partnership (filed as Exhibit
               10.24 to the FelCor's Current Report on Form 8-K dated June 4, 1997 and incorporated herein by reference).

     10.15 - Third Amended and Restated Revolving Credit Agreement dated as of August 14, 1997 among FelCor and the Operating Partnership, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Documentation Agent (filed as Exhibit 10.23 to the 1997 S-4 Registration Statement and incorporated herein by reference).

     10.16 - Registration Rights Agreement dated as of September 26, 1997 among the General Partner, the Operating Partnership, Morgan Stanley & Co. Incorporated, NationsBank Capital Markets, Inc. and Salomon Brothers Inc (filed as Exhibit 10.25 to the 1997 S-4 Registration Statement and incorporated herein by reference).

     21.1   -  List of Subsidiaries of the Registrant.

     23.1   -  Consent of Coopers & Lybrand L.L.P.

     27.1   -  Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FELCOR SUITES LIMITED PARTNERSHIP
                                             a Delaware limited partnership

                                             By: FelCor Suite Hotels, Inc.
                                                 Its General Partner



                                             By: /s/ Randall L. Churchey
                                                --------------------------------
                                                     Randall L. Churchey
                                          Senior Vice President, Chief Financial
                                                    Officer & Treasurer

Date: March 20, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                                           Signature
     ----                                           ---------
March 17, 1998                              /s/ Hervey A. Feldman
                                          -----------------------------
                                                 Hervey A. Feldman
                                        Chairman of the Board and Director

March 17, 1998                             /s/ Thomas J. Corcoran, Jr.
                                          -----------------------------
                                              Thomas J. Corcoran, Jr
                                              President and Director
                                             (Chief Executive Officer)

March 17, 1998                             /s/ Randall L. Churchey
                                          -----------------------------
                                                Randall L. Churchey
                                               Senior Vice President
                                             (Chief Financial Officer)

March 17, 1998                             /s/ Lester C. Johnson
                                          -----------------------------
                                                 Lester C. Johnson
                                           Vice President and Controller
                                          (Principal Accounting Officer)

March 17, 1998                             /s/ Richard S. Ellwood
                                          -----------------------------
                                                Richard S. Ellwood
                                                     Director

March 17, 1998                             /s/ Richard O. Jacobson
                                          -----------------------------
                                                Richard O. Jacobson
                                                     Director

March 17, 1998                             /s/ Charles A. Ledsinger, Jr.
                                          -----------------------------
                                             Charles A. Ledsinger, Jr
                                                     Director

March 19, 1998                             /s/ Charles N. Mathewson
                                          -----------------------------
                                               Charles N. Mathewson
                                                     Director

March 17, 1998                             /s/ Thomas A. McChristy
                                          -----------------------------
                                               Thomas A. McChristy
                                                    Director

                        FELCOR SUITES LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION




                        FELCOR SUITES LIMITED PARTNERSHIP


Report of Independent Accountants ..................................................................      F-2
Consolidated Balance Sheets - December 31, 1997 and 1996 ...........................................      F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 .........      F-4
Consolidated Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995 ..      F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 .........      F-6
Notes to Consolidated Financial Statements .........................................................      F-7
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997 ....................     F-26

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Suite Hotels, Inc.

         We have audited the accompanying consolidated financial statements and the financial statement schedule of FelCor Suites Limited Partnership listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of FelCor Suite Hotels, Inc.'s (the "Company") management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FelCor Suites Limited Partnership as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 20, 1998
     except for Note 13 as to which
     the date is February 17, 1998

                        FELCOR SUITES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                      ASSETS

                                                                                   1997           1996
                                                                                ----------     ----------
Investment in hotels, net of accumulated depreciation of
   $87,400 in 1997 and $36,718 in 1996 ....................................     $1,489,764     $  899,691
Investment in unconsolidated entities .....................................        132,991         59,867
Cash and cash equivalents .................................................         17,543          7,793
Due from Lessee ...........................................................         18,908          5,526
Deferred expenses, net of accumulated amortization of
    $1,987 in 1997 and $364 in 1996 .......................................         10,593          3,235
Other assets ..............................................................          3,565          2,676
                                                                                ----------     ----------

     Total assets .........................................................     $1,673,364     $  978,788
                                                                                ==========     ==========

                                          LIABILITIES AND PARTNERS' CAPITAL



Debt, net of discount of $1,855 at December 31, 1997 ......................     $  465,726     $  226,550
Distributions payable .....................................................         24,671         16,090
Accrued expenses and other liabilities ....................................         11,331          5,235
Capital lease obligations .................................................         11,093         12,875
Minority interest in other partnerships ...................................          8,594
                                                                                ----------     ----------

     Total liabilities ....................................................        521,415        260,750

Commitments and contingencies (Notes 5 and 8)

Redeemable units, at redemption value .....................................        102,933         98,542
Preferred units ...........................................................        151,250        151,250
Partners' capital .........................................................        897,766        468,246
                                                                                ----------     ----------

     Total liabilities and partners' capital ..............................     $1,673,364     $  978,788
                                                                                ==========     ==========







                  The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995
                      (in thousands, except per unit data)



                                                                              1997           1996           1995
                                                                           ---------      ---------      ---------
Revenues:
     Percentage lease revenue ........................................     $ 169,114      $  97,950      $  23,787
     Equity in income from unconsolidated entities ...................         6,963          2,010            513
     Other revenue ...................................................           574            984          1,691
                                                                           ---------      ---------      ---------

                  Total revenues .....................................       176,651        100,944         25,991
                                                                           ---------      ---------      ---------
Expenses:
     General and administrative ......................................         3,743          1,819            870
     Depreciation ....................................................        50,798         26,544          5,232
     Taxes, insurance and other ......................................        23,093         13,897          2,563
     Interest expense ................................................        28,792          9,803          2,004
     Minority interest in other partnerships .........................           573
                                                                           ---------      ---------      ---------

                  Total expenses .....................................       106,999         52,063         10,669
                                                                           ---------      ---------      ---------

Income before extraordinary charge ...................................        69,652         48,881         15,322

Extraordinary charge from write off of deferred financing fees .......           185          2,354
                                                                           ---------      ---------      ---------

Net income ...........................................................        69,467         46,527         15,322

Preferred distributions ..............................................        11,797          7,734
                                                                           ---------      ---------      ---------

Net income applicable to unitholders .................................     $  57,670      $  38,793      $  15,322
                                                                           =========      =========      =========

Per unit data:
    Basic:
     Net income applicable to unitholders
          before extraordinary charge ................................     $    1.70      $    1.59      $    1.72
     Extraordinary charge ............................................         (0.01)         (0.09)
                                                                           ---------      ---------      ---------

     Net income applicable to unitholders ............................     $    1.69      $    1.50      $    1.72
                                                                           =========      =========      =========

     Weighted average number of units outstanding ....................        34,126         25,809          8,927
                                                                           =========      =========      =========

    Diluted:
     Net income applicable to unitholders
          before extraordinary charge ................................     $    1.68      $    1.58      $    1.70
     Extraordinary charge ............................................         (0.01)         (0.09)
                                                                           ---------      ---------      ---------

     Net income applicable to unitholders ............................     $    1.67      $    1.49      $    1.70
                                                                           =========      =========      =========

     Weighted average number of units outstanding ....................        34,467         26,004          8,989
                                                                           =========      =========      =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR SUITES LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)





Balance, December 31, 1994 .............     $  61,885

Contributions ..........................       402,554
Distributions ..........................       (17,593)
Allocations to redeemable units ........       (16,735)
Net income .............................        15,322
                                             ---------

Balance, December 31, 1995 .............       445,433

Contributions ..........................        44,483
Distributions ..........................       (57,892)
Allocations to redeemable units ........       (10,304)
Net income .............................        46,527
                                             ---------

Balance, December 31, 1996 .............       468,246

Contributions ..........................       449,604
Distributions ..........................       (90,261)
Allocations from redeemable units ......           710
Net income .............................        69,467
                                             ---------

Balance, December 31, 1997 .............     $ 897,766
                                             =========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)


                                                                              1997           1996           1995
                                                                           ---------      ---------      ---------
Cash flows from operating activities:
     Net income .........................................................  $  69,467      $  46,527      $  15,322
     Adjustments to reconcile net income to net cash provided
        by operating activities, net of effects of acquisitions:
        Depreciation ....................................................     50,798         26,544          5,232
        Amortization of deferred financing fees and organization costs...      1,468            554            228
        Amortization of unearned officers' and directors' compensation...      1,017            506            158
        Equity in income from unconsolidated entities ...................     (6,963)        (2,010)          (513)
        Extraordinary charge for write off of deferred financing fees....        185          2,354
        Fully vested officer stock grant ................................                                      108
        Minority interest in other partnerships .........................        573
     Changes in assets and liabilities:
        Due from Lessee .................................................    (13,382)        (3,130)        (1,137)
        Deferred financing fees .........................................     (8,825)        (4,484)        (1,072)
        Deferred costs and other assets .................................     (1,175)           353         (2,064)
        Accrued expenses and other liabilities ..........................      4,315            280            741
                                                                           ---------      ---------      ---------
                  Net cash flow provided by operating activities ........     97,478         67,494         17,003
                                                                           ---------      ---------      ---------
Cash flows from investing activities:
        Acquisition of hotels ...........................................   (574,100)      (365,907)      (219,164)
        Prepayments under purchase agreements ...........................                                  (21,701)
        Acquisition of unconsolidated entities ..........................    (65,271)       (43,424)       (13,166)
        Improvements and additions to hotels ............................    (52,700)       (71,051)        (5,166)
          Cash distributions from unconsolidated entities ...............      4,211          1,954
                                                                           ---------      ---------      ---------
                    Net cash flow used in investing activities ..........   (687,860)      (478,428)      (259,197)
                                                                           ---------      ---------      ---------
Cash flows from financing activities:
        Proceeds from borrowings ........................................    679,144        303,350        128,600
        Repayment of borrowings .........................................   (445,900)      (193,954)      (129,850)
        Contributions ...................................................    448,586         37,980        423,628
        Proceeds from sale of preferred units ...........................                   151,250
        Distributions paid to unitholders ...............................    (69,901)       (41,936)       (14,481)
        Dividends paid to preferred unitholders .........................    (11,797)        (4,784)
                                                                           ---------      ---------      ---------
                   Net cash flow provided by financing activities .......    600,132        251,906        407,897
                                                                           ---------      ---------      ---------
Net change in cash and cash equivalents .................................      9,750       (159,028)       165,703
Cash and cash equivalents at beginning of years .........................      7,793        166,821          1,118
                                                                           ---------      ---------      ---------
Cash and cash equivalents at end of years ...............................  $  17,543      $   7,793      $ 166,821
                                                                           =========      =========      =========

Supplemental cash flow information - interest paid ......................  $  21,414      $   9,168      $   1,467
                                                                           =========      =========      =========




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         FelCor Suites Limited Partnership (the "Operating Partnership") and its subsidiaries at December 31, 1997, owned interests in 73 hotels with an aggregate of 17,933 suite/rooms in 27 states (collectively the "Hotels"). The sole general partner of the Operating Partnership is FelCor Suite Hotels, Inc. ("FelCor"), a self-administered equity real estate investment trust ("REIT") that at December 31, 1997 owned a 92.7% general partner interest in the Operating Partnership. Fifty-two of the Hotels are operated as Embassy Suites(R) hotels (of which 28 were converted from other brands), 13 are operated as Doubletree Guest Suites(R) hotels, seven are operated as Sheraton(R) hotels (five of which are upscale, full-service traditional non-suite hotels) and one is operated as a Hilton Suites(R) hotel. Sixty-three of the Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus") which, following its recent merger with Doubletree Corporation, includes Doubletree Hotel Corporation and its subsidiaries ("Doubletree"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, seven are managed by a subsidiary of ITT Sheraton Corporation ("Sheraton") and three are managed by independent management companies. At December 31, 1997, the Operating Partnership was the owner of the largest number of Embassy Suites hotels in the world. The following table provides certain information regarding the Hotels acquired through December 31, 1997:


                                       NUMBER OF HOTELS         NUMBER OF
                                            ACQUIRED          SUITES/ROOMS
                                       ----------------       ------------
      1994                                      7                 1,730
      1995                                     13                 2,649
      1996                                     23                 5,769
      1997
        1st Quarter                            15                 3,446
        2nd Quarter                             9                 2,715
        3rd Quarter                             4                 1,000
        4th Quarter                             2                   447
                                           ------                ------
                                               73                17,756
                                           ======
      Additional suites constructed                                 177
                                                                 ------
                                                                 17,933
                                                                 ======

         The Operating Partnership leases all of the Hotels to DJONT Operations, L.L.C. or a consolidated subsidiary thereof (collectively the "Lessee") under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of FelCor, respectively, beneficially own a 50% voting equity interest in the Lessee. The remaining 50% non-voting equity interest is beneficially owned by the children of Charles N. Mathewson, a director of and major initial investor in the Operating Partnership. The Lessee has entered into management agreements pursuant to which, at December 31, 1997, 63 of the Hotels were managed by subsidiaries of Promus Hotel Corporation ("Promus"), seven of the Hotels are managed by subsidiaries of ITT Sheraton Corporation ("Sheraton"), and three of the Hotels are managed by two independent management companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- The consolidated financial statements include the accounts of the Operating Partnership and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, The Operating Partnership reports the carrying amount of cash and cash equivalents, amounts due from the Lessee, accounts payable and accrued expenses at cost which approximates fair value due to the short maturity of these instruments. The carrying amount of The Operating Partnership's borrowings approximates fair value due to the Operating Partnership's ability to obtain such borrowings at comparable interest rates.

         Investment in Hotels -- Hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 31-40 years for buildings and improvements and 5 to 7 years for furniture, fixtures and equipment.

         The Operating Partnership periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Operating Partnership will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Operating Partnership does not believe that there are any factors or circumstances indicating impairment of any of its investment in Hotels.

         Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the related gain or loss is included in operations.

         Investment in Unconsolidated Entities --The Operating Partnership owns a 50% interest in various partnerships or limited liability companies in which the partners jointly make all material decisions concerning the business affairs and operations. Accordingly, the Operating Partnership does not control the entities and carries its investment in unconsolidated entities at cost, plus its equity in net earnings, less distributions received since the date of acquisition. Equity in net earnings is being adjusted for the straight-line amortization, over a 40 year period, of the difference between the Operating Partnership's cost and its proportionate share of the underlying net assets at date of acquisition.

         Cash and Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Deferred Expenses -- Deferred expenses are recorded at cost and consist of the following at December 31, 1997 and 1996 (in thousands):


                               1997          1996
                               ----          ----
Organization costs.........  $    349      $    349
Deferred financing fees....    12,231         3,250
                             --------      --------
                               12,580         3,599
Accumulated amortization...    (1,987)         (364)
                             --------      --------
                             $ 10,593      $  3,235
                             ========      ========

         Amortization of organization costs is computed using the straight-line method over three to five years. Amortization of deferred financing fees is computed using the interest method over the maturity of the notes.

         Revenue Recognition -- Percentage lease revenue is recognized when earned from the Lessee under the Percentage Lease agreements. The Lessee is in compliance with its obligations under the Percentage Leases.

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Net Income Per Unit -- The Operating Partnership adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the fourth quarter of 1997, which established new standards for computing and presenting earnings per unit and requires restatement of prior years' comparative amounts. Basic earnings per unit have been computed by dividing net income by the weighted average number of units outstanding.

         Diluted earnings per unit have been computed by dividing net income by the weighted average number of units and equivalents outstanding. Unit equivalents represent units issuable upon assumed exercise of stock options.

         Net income applicable to unitholders before extraordinary charges for both basic earnings per unit and diluted earnings per unit includes a deduction for preferred distributions of $11.8 million and $7.7 million for the years ended December 31, 1997 and 1996 respectively. Weighted average number of units outstanding used in the computation of diluted earnings per unit includes the dilutive effect of employee stock options and unvested officer restricted stock grants of 341 thousand, 195 thousand and 62 thousand units at December 31, 1997, 1996 and 1995 respectively.

         At December 31, 1997 and 1996 the Operating Partnership's convertible preferred units if converted to common shares would be anti-dilutive, accordingly the convertible preferred units are not assumed to be converted in the computation of diluted earnings per unit.

         Distributions and Dividends -- The Operating Partnership pays regular quarterly distributions on its units. Additionally, the Operating Partnership pays regular quarterly distribution on preferred units in accordance with its distribution requirements.

         Income Taxes -- No provision for income taxes is provided since all taxable income or loss or tax credits are passed through to the partners.

         FelCor qualifies as a real estate investment trust ("REIT") and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to shareholders. REITs are subject to a number of organizational and operational requirements. If FelCor fails to qualify as a REIT in any taxable year, FelCor will be subject to federal income tax on its taxable income at regular corporate rates.

3.  INVESTMENT IN HOTELS

         Investment in hotels at December 31, 1997 and 1996 consist of the following (in thousands):


                                          1997             1996
                                          ----             ----
Land ................................ $   157,554      $    89,106
Building and improvements ...........   1,257,247          744,758
Furniture, fixtures and equipment ...     147,923           77,526
Construction in progress ............      14,440           25,019
                                      -----------      -----------
                                        1,577,164          936,409
Accumulated depreciation ............     (87,400)         (36,718)
                                      -----------      -----------
                                      $ 1,489,764      $   899,691
                                      ===========      ===========

                        FELCOR SUITES LIMITED PARTNERSHIP

4.  INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Operating Partnership owned 50% interests in separate partnerships or limited liability companies owning fourteen hotels, a parcel of undeveloped land and a condominium management company at December 31, 1997, five hotels, a parcel of undeveloped land and a condominium management company at December 31, 1996 and one hotel at December 31, 1995. The Operating Partnership is accounting for its investments in these unconsolidated entities under the equity method.

Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):


                                         DECEMBER 31,
                                    ---------------------
                                      1997         1996
                                    --------     --------
Balance sheet information:
     Investment in hotels ......... $256,032     $110,394
     Non-recourse mortgage debt ... $138,956     $ 49,402
     Equity ....................... $126,324     $ 91,156

                                              YEAR ENDED DECEMBER 31,
                                         -------------------------------
                                           1997        1996        1995
                                         -------     -------     -------
Statement of operations information:
     Percentage lease revenue .......... $47,720     $ 9,974     $ 1,420
     Net income  ....................... $17,044     $ 4,366     $ 1,050

5.  DEBT  AND CAPITAL LEASE OBLIGATIONS

         Debt at December 31, 1997 and 1996 consists of the following (in thousands):


                                                 DECEMBER 31,
                                            ---------------------
                                              1997         1996
                                            --------     --------
Senior unsecured notes, net of discount ... $298,145
Line of Credit ............................  136,000     $115,000
Term loan .................................                85,000
Renovation loan ...........................   25,000       25,000
Collateralized mortgage note ..............    5,931
Other .....................................      650        1,550
                                            --------     --------
                                            $465,726     $226,550

         On October 1, 1997 the Operating Partnership completed the private placement of $300 million in aggregate principal amount of its long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 7 3/8% senior notes due 2004 priced at 99.489% to yield 7.47% and $125 million of 7 5/8% senior notes due 2007 priced at 99.209% to yield 7.74%. The discount on the $300 million senior notes accrete using the interest method over the maturity of the notes.

         The Operating Partnership has an unsecured line of credit facility ("Line of Credit") of up to $550 million which matures on October 1, 2000. Interest payable on borrowings under the Line of Credit is variable, determined from a ratings and leverage-based pricing matrix, and is currently set at LIBOR (5.71875% at December 31, 1997) plus 140 basis points. Additionally, the Operating Partnership is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 20 basis points. The Operating Partnership paid unused commitment fees of approximately $560,000 and $164,000 during 1997 and 1996, respectively. For the years ended December 31, 1997 and 1996, the Operating Partnership paid interest on its Line of Credit at the weighted average interest rate of 7.6% and

                        FELCOR SUITES LIMITED PARTNERSHIP

5.  DEBT  AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

7.4%, respectively. Up to 10% of the amount available under the Line of Credit may be used for general corporate or working capital purposes. The total amount available under the Line of Credit is limited to 50% of the aggregate value of the Operating Partnership's eligible hotels, which generally includes hotels that are unencumbered. At December 31, 1997, the aggregate amount borrowed under the Line of Credit was $136 million. Assuming the Operating Partnership purchases qualifying hotel assets, it would have up to an additional $414 million available under the existing Line of Credit. The agreements governing the Line of Credit also contain various negative and affirmative covenants, including limitations on total indebtedness, total secured indebtedness and cash distributions, as well as obligations to maintain a certain minimum tangible net worth and certain interest and debt service coverage ratios. At December 31, 1997, the Operating Partnership was in compliance with all such covenants.

         The Operating Partnership has a $25 million loan facility ("Renovation Loan") which is guaranteed by Promus, bears interest at LIBOR plus 45 basis points, requires monthly interest payments, and quarterly principal payments of $1.25 million beginning June 1999 and matures in June 2000. The weighted average interest rate for 1997 and 1996 was 6.4% and 6.1%, respectively.

         On December 4, 1997, the Operating Partnership assumed an existing collateralized mortgage note when it acquired the Dayton, Ohio Doubletree Guest Suites hotel. The mortgage note bears interest at 10.22 % per annum, requires monthly installment payments and matures on March 31, 2003. The outstanding principal balance at December 31, 1997 was approximately $5.9 million. The note prohibits any prepayment of the outstanding principal before May 1, 1998 upon which there is a prepayment penalty fee of at least 1% of the then outstanding principal balance.

         Under its loan agreements, the Operating Partnership is required to satisfy various affirmative and negative covenants. The Operating Partnership was in compliance with these covenants at December 31, 1997.

         Future scheduled principal payments on debt at December 31, 1997 are as follows (in thousands):


YEAR
----
1998 ...................................     $     116
1999 ...................................         3,879
2000 ...................................       157,393
2001 ...................................           158
2002 ...................................           175
2003 and thereafter ....................       305,860
                                             ---------
                                               467,581
Discount accretion over term ...........        (1,855)
                                             ---------
                                             $ 465,726
                                             =========

         To manage the relative mix of its debt between fixed and variable rate instruments, the Operating Partnership has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Operating Partnership's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Operating Partnership at December 31, 1997 are summarized in the following table:


                                                       SWAP RATE
                                                        RECEIVED
                         SWAP RATE     EFFECTIVE      (VARIABLE) AT          SWAP
NOTIONAL AMOUNT         PAID (FIXED)   FIXED RATE        12/31/97          MATURITY
---------------         ------------   ----------     -------------        --------
$50 million              6.11125%       7.51125%          5.78125%       October 1999
$25 million              5.95500%       7.35500%          5.75000%       November 1999

                        FELCOR SUITES LIMITED PARTNERSHIP

5.  DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

         The differences to be paid or received by the Operating Partnership under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Operating Partnership pursuant to the terms of its interest rate agreement and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Operating Partnership minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

         Capital lease obligations at December 31, 1997 and 1996 consists of the following (in thousands):


                                                           DECEMBER 31,
                                                       -------------------
                                                         1997        1996
                                                       -------     -------
Capital land and building lease obligations ......     $ 9,330     $ 9,675
Capital equipment lease obligations ..............       1,763       3,200
                                                       -------     -------
                                                       $11,093     $12,875
                                                       =======     =======

         The Operating Partnership assumed the obligation for a capital industrial revenue bond lease for land and building associated with the purchase of the Embassy Suites hotel - St. Paul in November 1995. The term of the lease is through August 31, 2011 and contains a provision that allows the Operating Partnership to purchase the property at the termination of the lease, under certain conditions, for a nominal amount.

         The Operating Partnership has assumed various capital equipment leases associated with hotels purchased. These capital leases are generally for telephones and televisions and vary in remaining terms from one year to four years.

         Minimum future lease payments under capital leases at December 31, 1997 are as follows (in thousands):


YEAR
----
1998 .......................................................     $  2,820
1999 .......................................................        1,502
2000 .......................................................        1,336
2001 .......................................................        1,217
2002 .......................................................        1,217
2003 and thereafter ........................................       10,552
                                                                 --------
                                                                   18,644
Executory costs ............................................         (788)
Imputed interest ...........................................       (6,763)
                                                                 --------
Present value of net minimum lease payments ................     $ 11,093
                                                                 ========

         Included in investment in hotels at December 31, 1997 and 1996, are assets under capital leases with a net book value of approximately $10.7 million and $12.5 million, respectively.

6.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS

Redeemable Operating Partnership Units

         The outstanding units of limited partnership interest in the Operating Partnership ("Units") are redeemable at the option of the holder for a like number of shares of common stock of FelCor or, cash or a combination thereof, at the election of Felcor. Due to these redemption rights, these limited partnership units have been excluded from partners' capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 1997 and 1996 there were 2,899,510 and 2,785,636 redeemable units outstanding. The value of the

                        FELCOR SUITES LIMITED PARTNERSHIP

6.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS -- (CONTINUED)

redeemable units are based on the closing market price of FelCor's common stock at the balance sheet date, which at December 31, 1997 and 1996 was $35.50 and $35.375 respectively.

         In 1997, an aggregate of 139,286 Units were issued to sellers in conjunction with the purchases of interests in one hotel and, in 1996, an aggregate of 491,703 Units were issued to sellers in conjunction with the purchase of interests in four hotels.

Preferred Units

         FelCor's Board of Directors is authorized to provide for the issuance of up to 10,000,000 shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers preferences, and rights of each such series and the qualifications, limitations or restrictions thereof. In 1996, FelCor issued 6,050,000 shares of its $1.95 Series A Cumulative Preferred Stock ("Series A Preferred Stock") at $25 per share. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A Preferred Stock is then convertible. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by FelCor before April 30, 2001. At December 31, 1997 and 1996, all dividends then payable on the Preferred Stock had been paid. All preferred stock proceeds have been contributed to the Operating Partnership in exchange for preferred units. The preference on the preferred units are the same as FelCor's preferred stock.

7.  TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the years ended December 31, 1997, 1996 and 1995 (in thousands):


                                                                  1997        1996        1995
                                                                 -------     -------     -------
Real estate and personal property taxes ....................     $18,976     $11,110     $ 2,233
Property insurance .........................................       1,627       1,312         155
Land lease expense .........................................       1,610         952
State franchise taxes ......................................         718         472         175
Other ......................................................         162          51
                                                                 -------     -------     -------
         Total taxes, insurance and other ..................     $23,093     $13,897     $ 2,563
                                                                 =======     =======     =======

8.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         At December 31, 1997 the Operating Partnership owned interests in 52 Embassy Suites hotels, 13 Doubletree Guest Suites hotels, five Sheraton hotels, two Sheraton Suites hotels and one Hilton Suites hotel. The Embassy Suites hotels and the Hilton Suites hotel operate pursuant to franchise license agreements, which require the payment of fees based on a percentage of suite revenue. These fees are paid by the Lessee. There are no separate franchise license agreements for the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreements.

         The Lessee generally pays the Hotel managers a base management fee based on a percentage of suite revenue and an incentive management fee based on the Lessee's income before overhead expenses for each hotel. In certain instances, the hotel managers have subordinated fees and committed to make subordinated loans to the Lessee, if needed, to meet its rental and other obligations under the Percentage Leases.

                        FELCOR SUITES LIMITED PARTNERSHIP

8.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         The Operating Partnership is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels) and 2007 (21 hotels). The rental income under the Percentage Leases between the 14 unconsolidated entities, of which the Operating Partnership owns 50%, and the Lessee is payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Operating Partnership. Minimum future rental income (i.e., base rents) to the Operating Partnership under these noncancellable operating leases at December 31, 1997 is as follows (in thousands):


YEAR
----
1998 .............................................     $108,182
1999 .............................................      108,182
2000 .............................................      108,182
2001 .............................................      108,182
2002 .............................................      108,182
2003 and thereafter ..............................      385,106
                                                       --------
                                                       $926,016
                                                       ========

         The Percentage Lease revenue is based on a percentage of suite revenues, food and beverage revenues, and food and beverage rents of the Hotels. Both the base rent and the threshold suite revenue in each lease computation are subject to adjustments for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 1998, 1997 and 1996 were 0.50%, 1.42% and 0.73% respectively.

         Under the Percentage Leases, the Operating Partnership is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside 4% of suite revenues per month, on a cumulative basis, to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels. Included in cash and cash equivalents at December 31, 1997 and 1996 were cash balances held by the Hotel managers for these capital expenditures of $7.3 million and $3.5 million, respectively. In addition, the Operating Partnership will incur certain additional capital expenditures in connection with the conversion and upgrade of acquired hotels, which may be funded from cash on hand or borrowings under its Line of Credit.

         The Operating Partnership shares the executive offices and certain employees with FelCor, Inc. and the Lessee, and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Messrs. Feldman and Corcoran, whose compensation is borne solely by FelCor), office supplies, telephones and depreciation of office furniture, fixtures and equipment. Any such allocation of shared expenses to the Operating Partnership must be approved by a majority of the independent directors. During 1997, 1996 and 1995, the Operating Partnership paid approximately $1.3 million (approximately 38%), $807,000 (approximately 38%) and $387,000 (approximately 38%), respectively, of the allocable expenses under this agreement.

         FelCor has entered into employment contracts with Messrs. Feldman and Corcoran, that will continue in effect until December 31, 1999 and, unless terminated, will be automatically renewed for successive one year terms. Each was paid a base salary of $10,000 per month in 1995 and $10,270 per month in 1996 and in 1997 Mr. Feldman received $12,500 per month and Mr. Corcoran received $16,667 per month. Effective January 1, 1998, Mr. Feldman is to receive $12,500 per month and Mr. Corcoran is to receive $20,833 per month. Additionally, FelCor is required to maintain a comprehensive medical plan for such persons.

         The Operating Partnership has a capital upgrade and renovation program for the Hotels and has committed approximately $55 million to be invested in 1998 under this program for those hotels which are wholly owned and approximately $11 million for the unconsolidated entities. The Operating Partnership is also constructing an additional 67

                        FELCOR SUITES LIMITED PARTNERSHIP

8.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

suites at its Jacksonville, Florida hotel and 67 additional suites at its Orlando (North), Florida hotel at an aggregate projected cost of $10.2 million (of which $7.4 million had been spent as of December 31, 1997) with an expected completion in early 1998.

9.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         The Operating Partnership purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):


                                        1997           1996           1995
                                     ---------      ---------      ---------
Assets acquired ...................  $ 588,053      $ 494,354      $ 221,213
Prepayments assumed ...............                                   13,616
Liabilities assumed ...............     (5,932)      (108,744)          (910)
Capital land lease assumed ........                                  (10,045)
Capital equipment leases assumed...                    (2,823)        (1,211)
Common stock issued ...............                    (6,000)        (3,499)
Minority interest contribution ....     (8,021)
Units issued ......................                   (10,880)
                                     ---------      ---------      ---------
         Net cash paid ............  $ 574,100      $ 365,907      $ 219,164
                                     =========      =========      =========

         The Operating Partnership purchased interests in unconsolidated entities during 1997, 1996 and 1995. These unconsolidated entities separately own fourteen hotels, a parcel of undeveloped land and a condominium management company. These purchases were recorded under the equity method of accounting. The value of the assets recorded at the date of acquisition is as follows (in thousands):


                                                          1997          1996          1995
                                                        --------      --------      --------
Acquisition of interests in unconsolidated entities...  $ 70,372      $ 45,992      $ 13,166
Units issued .........................................    (5,101)       (2,568)
                                                        --------      --------      --------
         Net cash paid ...............................  $ 65,271      $ 43,424      $ 13,166
                                                        ========      ========      ========

         Approximately $24.7 million, $16.1 million, and $3.8 million of aggregate preferred unit distributions and Unit distributions had been declared as of December 31, 1997, 1996, and 1995, respectively. These amounts were paid in January following each year.

                        FELCOR SUITES LIMITED PARTNERSHIP

10.  LESSEE

         All of the Operating Partnership's percentage lease revenues is derived from the Percentage Leases with the Lessee. Certain information, related to the Lessee's financial statements, is as follows (in thousands):


                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
Balance Sheet Information:
   Cash and cash equivalents .....................     $ 25,684      $  5,208
   Total assets ..................................     $ 54,702      $ 18,471
   Due to FelCor Suites Limited Partnership ......     $ 18,908      $  5,526
   Shareholders' deficit .........................     $ (9,075)     $ (6,403)


                                                        YEAR ENDED
                                                       DECEMBER 31,
                                         ---------------------------------------
                                            1997           1996           1995
                                         ---------      ---------      ---------
Statement of Operations Information:
   Suite revenue ...................     $ 456,614      $ 234,451      $  65,649
   Percentage lease expenses .......     $ 216,990      $ 107,935      $  26,945
   Net loss ........................     $  (2,672)     $  (5,430)     $    (240)

         Messrs. Feldman and Corcoran, certain entities owning partnership interests in the Lessee and managers for certain hotels, have agreed to make loans to the Lessee of up to an aggregate of approximately $16.0 million to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of these Hotels. No such loans were outstanding at December 31, 1997.

11.  PRO FORMA INFORMATION (UNAUDITED)

         Due to the impact of the acquisition of hotels in 1997 and 1996, the historical results of operations may not be indicative of future results of operations and net income per common share.

         The following unaudited Pro Forma Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data) are presented as if the acquisitions of all 73 hotels owned at December 31, 1997, the private placement of $300 million of senior unsecured notes and the consummation of the 1997 and 1996 public offerings and the application of the net proceeds therefrom had occurred on January 1, 1996, and all of the hotels had been leased to the Lessee pursuant to the Percentage Leases. Such pro forma information is based in part upon the Consolidated Statements of Operations of the Operating Partnership and pro forma Statements of Operations of the Lessee. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

                        FELCOR SUITES LIMITED PARTNERSHIP

11.  PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Operating Partnership would have been assuming such transactions had been completed on January 1, 1996, nor does it purport to represent the results of operations for future periods.


                                                            1997         1996
                                                        --------     --------
Revenues:
   Percentage lease revenue ........................    $203,922     $177,741
     Income from unconsolidated entities ...........       6,937        4,540
                                                        --------     --------
        Total revenues .............................     210,859      182,281
                                                        --------     --------
Expenses:
   General and administrative ......................       4,163        3,394
   Depreciation ....................................      59,187       44,149
   Taxes, insurance and other ......................      25,933       24,962
   Interest expense ................................      37,527       31,528
   Minority interest in other partnerships .........         663          236
                                                        --------     --------
         Total expenses ............................     127,473      104,269
                                                        --------     --------
Net income .........................................      83,386       78,012
Preferred distributions ............................      11,797       11,797
                                                        --------     --------
Net income applicable to unitholders ...............    $ 71,589     $ 66,215
                                                        ========     ========
Per unit data:
  Basic:
   Net income applicable to unitholders ............    $   1.82     $   1.70
                                                        ========     ========
   Weighted average number of units outstanding ....      39,353       38,970
                                                        ========     ========
  Diluted:
   Net income applicable to unitholders ............    $   1.80     $   1.69
                                                        ========     ========
   Weighted average number of units outstanding ....      39,695       39,165
                                                        ========     ========

                        FELCOR SUITES LIMITED PARTNERSHIP

12.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), both of which are effective for fiscal years beginning after December 15, 1997.

         SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information. The Operating Partnership believes that the adoption of SFAS 130 and 131 will not have a material impact on previously reported financial statements.

13.  SUBSEQUENT EVENTS

         On January 15, 1998 the Operating Partnership announced the closing of $114 million of fixed rate nonrecourse secured debt associated with nine Embassy Suites hotels in which the Operating Partnership and Promus each own a 50% unconsolidated interest. The new debt carries a coupon of 6.988%, matures in ten years and amortizes over 25 years. The proceeds were used to repay higher interest rate debt associated with unconsolidated entities jointly owned with Promus and to repay other corporate debt.

         On February 12, 1998, the Operating Partnership announced an exchange offer for the 7 3/8% Senior Notes due 2004 and 7 5/8% Senior Notes due 2007 issued and sold on October 1, 1997 in a transaction exempt from the registration requirements of the Securities Act of 1993, as amended, and accordingly are subject to certain restrictions upon transfer. The new notes offered in exchange for these notes are identical in amount and terms, except the new notes have been registered under the Securities Act pursuant to a registration statement declared effective on February 10, 1998.

         On February 17, 1998, FelCor filed a $1 billion omnibus shelf registration with the Securities and Exchange Commission. This registration statement will enable the Operating Partnership to provide offerings from time to time up to an additional $1 billion in securities, which may include debt securities, preferred stock, depository shares, common stock and/or common stock warrants.

         On February 17, 1998, the Operating Partnership announced the acquisition of the 194-suite Doubletree Guest Suites hotel in Columbus, Ohio. The purchase price includes $14.1 million in cash and approximately 134,000 Units each valued at $37.06. The hotel is managed by a wholly owned subsidiary of Promus.

                        FELCOR SUITES LIMITED PARTNERSHIP

14.  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Operating Partnership's unaudited consolidated quarterly operating data for the years ended December 31, 1997 and 1996 follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.



                                                                            FIRST         SECOND         THIRD        FOURTH
                               1997                                        QUARTER        QUARTER       QUARTER       QUARTER
                               ----                                        -------        -------       -------       -------
Revenues:
         Percentage lease revenue ....................................     $ 35,370      $ 38,677     $ 48,603     $ 46,464
         Equity in income from unconsolidated entities ...............        1,127         2,300        2,338        1,198
         Other revenue ...............................................           95            76          112          291
                                                                           --------      --------     --------     --------
                           Total revenues ............................       36,592        41,053       51,053       47,953
                                                                           --------      --------     --------     --------
Expenses:
         General and administrative ..................................          972           874          897        1,000
         Depreciation ................................................       10,417        11,314       14,238       14,829
         Taxes, insurance and other ..................................        5,207         5,549        6,155        6,182
         Interest expense ............................................        5,601         7,313        7,183        8,695
         Minority interest in other partnerships .....................           21           121          195          236
                                                                           --------      --------     --------     --------
                           Total expenses ............................       22,218        25,171       28,668       30,942
                                                                           --------      --------     --------     --------
Income before extraordinary charge ...................................       14,374        15,882       22,385       17,011
Extraordinary charge from write off of deferred financing fees .......                                                  185
                                                                           --------      --------     --------     --------
Net income ...........................................................       14,374        15,882       22,385       16,826
Preferred distributions ..............................................        2,949         2,949        2,949        2,950
                                                                           --------      --------     --------     --------
Net income applicable to unitholders .................................     $ 11,425      $ 12,933     $ 19,436     $ 13,876
                                                                           ========      ========     ========     ========
Earnings per share information:
    Basic:
         Income applicable to unitholders
         before extraordinary charge .................................     $   0.40      $   0.44     $   0.50     $   0.36
         Extraordinary charge ........................................                                                (0.01)
                                                                           --------      --------     --------     --------
         Net income applicable to unitholders ........................     $   0.40      $   0.44     $   0.50     $   0.35
                                                                           ========      ========     ========     ========
         Weighted average number of units outstanding ................       28,174        29,457       39,262       39,417
                                                                           ========      ========     ========     ========
    Diluted:
         Income applicable to unitholders
         before extraordinary charge .................................     $   0.40      $   0.43     $   0.49     $   0.36
         Extraordinary charge ........................................                                                (0.01)
                                                                           --------      --------     --------     --------
         Net income applicable to unitholders ........................     $   0.40      $   0.43     $   0.49     $   0.35
                                                                           ========      ========     ========     ========
         Weighted average number of units outstanding ................       28,474        29,833       39,648       39,784
                                                                           ========      ========     ========     ========

                        FELCOR SUITES LIMITED PARTNERSHIP

14.  QUARTERLY OPERATING RESULTS (UNAUDITED) -- (CONTINUED)



                                                                            FIRST         SECOND        THIRD       FOURTH
                                1996                                       QUARTER        QUARTER      QUARTER      QUARTER
                                ----                                       -------        -------      -------      -------
Revenues:
         Percentage lease revenue ....................................     $ 23,976      $ 23,409     $ 25,263     $ 25,302
         Income from unconsolidated entities .........................          320           165          927          598
         Other revenue ...............................................          146           628          163           47
                                                                           --------      --------     --------     --------
                           Total revenues ............................       24,442        24,202       26,353       25,947
                                                                           --------      --------     --------     --------
Expenses:
         General and administrative ..................................          382           466          458          513
         Depreciation ................................................        4,516         5,788        7,529        8,711
         Taxes, insurance and other ..................................        3,529         3,070        3,260        4,038
         Interest expense ............................................        2,424         2,089        1,760        3,530
                                                                           --------      --------     --------     --------
                           Total expenses ............................       10,851        11,413       13,007       16,792
                                                                           --------      --------     --------     --------
Income before extraordinary charge ...................................       13,591        12,789       13,346        9,155
Extraordinary charge from write off of deferred financing fees .......                                   2,354
                                                                           --------      --------     --------     --------
Net income ...........................................................       13,591        12,789       10,992        9,155
Preferred distributions ..............................................                      1,835        2,949        2,950
                                                                           --------      --------     --------     --------
Net income applicable to unitholders .................................     $ 13,591      $ 10,954     $  8,043     $  6,205
                                                                           ========      ========     ========     ========
Earnings per unit information:
    Basic:
         Net income applicable to unitholders
            before extraordinary charge ..............................     $   0.53      $   0.42     $   0.40     $   0.24
         Extraordinary charge ........................................                                   (0.09)
                                                                           --------      --------     --------     --------
         Net income applicable to unitholders ........................     $   0.53      $   0.42     $   0.31     $   0.24
                                                                           ========      ========     ========     ========
         Weighted average number of units outstanding ................       25,629        25,957       26,097       26,224
                                                                           ========      ========     ========     ========
    Diluted:
         Net income applicable to unitholders
            before extraordinary charge ..............................     $   0.53      $   0.42     $   0.40     $   0.23
         Extraordinary charge ........................................                                   (0.09)
                                                                           --------      --------     --------     --------
         Net income applicable to unitholders ........................     $   0.53      $   0.42     $   0.31     $   0.23
                                                                           ========      ========     ========     ========
         Weighted average number of units outstanding ................       25,744        26,254       26,249       26,549
                                                                           ========      ========     ========     ========

15.  CONSOLIDATING FINANCIAL INFORMATION

         On October 1, 1997 the Operating Partnership completed the private placement of $300 million in aggregate principal amount of its long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 7 3/8% senior notes due 2004 priced at 99.489% to yield 7.47% and $125 million of 7 5/8% senior notes due 2007 priced at 99.209% to yield 7.74%. The discount on the $300 million senior notes accrete using the straight line method over the maturity of the notes.

         FelCor and all the wholly-owned consolidated subsidiaries of the Operating Partnership (FelCor/CSS Holdings, L.P.; FelCor/CSS Hotels, L.L.C.; FelCor/LAX Hotels L.L.C.; FelCor Eight Hotels, L.L.C.; FelCor/St. Paul Holdings, L.P.; and FelCor/LAX Holdings, L.P. collectively "Subsidiary Guarantors") are guarantors of the debt offering. The following table presents consolidating information for the Subsidiary Guarantors.

                       FELCOR SUITES LIMITED PARTNERSHIP

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)




                                                     ASSETS


                                                                       SUBSIDIARY     NON-GUARANTOR                         TOTAL
                                                      FELCOR L.P.      GUARANTORS     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     ------------     ------------    -------------    ------------     ------------
Net investment in hotel properties .............     $   858,338      $   551,882      $    79,544                      $ 1,489,764
Equity investment in consolidated entities .....         652,489                                       $  (652,489)
Investment in unconsolidated entities ..........         132,991                                                            132,991
Cash and cash equivalents ......................          17,543                                                             17,543
Due from Lessee ................................          12,356            4,257            2,295                           18,908
Due (to)/from subsidiary .......................         (57,153)          52,870            4,283
Deferred assets ................................          10,528               65                                            10,593
Other assets ...................................           1,858            1,707                                             3,565
                                                     -----------      -----------      -----------     -----------      -----------

       Total assets ............................     $ 1,628,950      $   610,781      $    86,122     $  (652,489)     $ 1,673,364
                                                     ===========      ===========      ===========     ===========      ===========


                                        LIABILITIES & PARTNERS' CAPITAL



Debt ...........................................     $   440,726      $    25,000                                       $   465,726
Distributions payable ..........................          24,671                                                             24,671
Accrued expenses and other liabilities .........          11,331                                                             11,331
Capitalized leases .............................             273           10,820                                            11,093
Minority interest  - other partnerships ........                                       $     8,594                            8,594
                                                     -----------      -----------      -----------     -----------      -----------

       Total liabilities .......................         477,001           35,820            8,594                          521,415
                                                     -----------      -----------      -----------     -----------      -----------

Redeemable units, at redemption value ..........         102,933                                                            102,933
Preferred units ................................         151,250                                                            151,250
Partners' capital ..............................         897,766          574,961           77,528     $  (652,489)         897,766
                                                     -----------      -----------      -----------     -----------      -----------

       Total liabilities and partners' capital .     $ 1,628,950      $   610,781      $    86,122     $  (652,489)     $ 1,673,364
                                                     ===========      ===========      ===========     ===========      ===========

                        FELCOR SUITES LIMITED PARTNERSHIP

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)




                                                           ASSETS


                                                                       SUBSIDIARY                       TOTAL
                                                         FELCOR L.P.   GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                         -----------   ----------     ------------   ------------
Net investment in hotel properties .................     $ 341,269      $ 558,422                     $ 899,691
Equity investment in consolidated subsidiaries .....       538,004                     $(538,004)
Investment in unconsolidated entities ..............        59,867                                       59,867
Cash and cash equivalents ..........................         7,793                                        7,793
Due from Lessee ....................................           614          4,912                         5,526
Due (to)/from subsidiary ...........................       (10,929)        10,929
Deferred assets ....................................         3,235                                        3,235
Other assets .......................................         1,060          1,616                         2,676
                                                         ---------      ---------      ---------      ---------

       Total assets ................................     $ 940,913      $ 575,879      $(538,004)     $ 978,788
                                                         =========      =========      =========      =========



                                             LIABILITIES & PARTNERS' CAPITAL



Debt ...............................................     $ 201,550      $  25,000                     $ 226,550
Distributions payable ..............................        16,090                                       16,090
Accrued expenses and other liabilities .............         5,235                                        5,235
Capitalized leases .................................                       12,875                        12,875
Minority interest  - other partnerships
                                                         ---------      ---------      ---------      ---------

       Total liabilities ...........................       222,875         37,875                       260,750

Redeemable units, at redemption value ..............        98,542                                       98,542
Preferred units ....................................       151,250                                      151,250
Partners' capital ..................................       468,246        538,004      $(538,004)       468,246
                                                         ---------      ---------      ---------      ---------

       Total liabilities and partners' capital .....     $ 940,913      $ 575,879      $(538,004)     $ 978,788
                                                         =========      =========      =========      =========

                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                                             SUBSIDIARY  NON-GUARANTORS    TOTAL
                                                                FELCOR L.P.  GUARANTORS   SUBSIDIARIES  CONSOLIDATED
                                                                -----------  ----------  -------------- ------------
Revenues:
Percent rent ...............................................     $ 83,528     $ 77,335     $  8,251       $169,114
Equity in income from unconsolidated entities ..............        6,963                                    6,963
Other revenue ..............................................          367          207                         574
                                                                 --------     --------     --------       --------
       Total revenue .......................................       90,858       77,542        8,251        176,551
                                                                 --------     --------     --------       --------

Expenses:
General and administrative .................................        1,848        1,712          183          3,743
Depreciation ...............................................       22,798       26,094        1,906         50,798
Taxes, insurance and other .................................       11,781       10,661          651         23,093
Interest expense ...........................................       26,673        2,119                      28,792
Minority interest other partnerships .......................                                    573            573
                                                                 --------     --------     --------       --------
       Total expenses ......................................       63,100       40,586        3,313        106,999
                                                                 --------     --------     --------       --------

     Net income before extraordinary charge ................       27,758       36,956        4,938         69,652
     Extraordinary charge for write off of deferred
        financing fees .....................................          185                                      185
                                                                 --------     --------     --------       --------
     Net income ............................................       27,573       36,956        4,938         69,467
Preferred distributions ....................................       11,797                                   11,797
                                                                 --------     --------     --------       --------
Net income applicable to unitholders .......................     $ 15,776     $ 36,956     $  4,938       $ 57,670
                                                                 ========     ========     ========       ========






                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                                               SUBSIDIARY      NON-GUARANTORS      TOTAL
                                                              FELCOR L.P.      GUARANTORS       SUBSIDIARIES    CONSOLIDATED
                                                             -------------    ------------    ----------------  ------------
Cash flows from operating activities ..................       $  57,817        $  36,598        $   3,063        $  97,478
Cash flows from investing activities ..................        (598,467)         (16,242)         (73,151)        (687,860)
Cash flows from financing activities ..................         550,400          (20,356)          70,088          600,132
                                                              ---------        ---------        ---------        ---------
Change in cash and cash equivalents ...................           9,750                                              9,750
Cash and cash equivalents at beginning of period ......           7,793                                              7,793
                                                              ---------        ---------        ---------        ---------
Cash and equivalents at end of year ...................       $  17,543        $                $                $  17,543
                                                              =========        =========        =========        =========

                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                                                                       SUBSIDIARY       TOTAL
                                                                       FELCOR L.P.     GUARANTORS    CONSOLIDATED
                                                                       -----------     ----------    ------------
Revenues:
Percent rent ....................................................       $ 39,489       $ 58,461       $ 97,950
Equity in income from unconsolidated entities ...................          2,010                         2,010
Other revenue ...................................................            632            352            984
                                                                        --------       --------       --------
       Total revenue ............................................         42,131         58,813        100,944
                                                                        --------       --------       --------

Expenses:
General and administrative ......................................            733          1,086          1,819
Depreciation ....................................................          9,337         17,207         26,544
Taxes, insurance and other ......................................          4,645          9,252         13,897
Interest expense ................................................          7,369          2,434          9,803
                                                                        --------       --------       --------
       Total expenses ...........................................         22,084         29,979         52,063
                                                                        --------       --------       --------

     Net income before extraordinary charge .....................         20,047         28,834         48,881
     Extraordinary charge for write off of deferred financing ...          2,354                         2,354
                                                                        --------       --------       --------
     Net income .................................................         17,693         28,834         46,527
Preferred distributions .........................................          7,734                         7,734
                                                                        --------       --------       --------
Net income applicable to unitholders ............................       $  9,959       $ 28,834       $ 38,793
                                                                        ========       ========       ========




                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                                                        SUBSIDIARY          TOTAL
                                                       FELCOR L.P.      GUARANTORS      CONSOLIDATED
                                                       -----------      ----------      ------------
Cash flows from operating activities ...........       $  36,077        $  31,417        $  67,494
Cash flows from investing activities ...........         (66,461)        (411,967)        (478,428)
Cash flows from financing activities ...........        (128,644)         380,550          251,906
                                                       ---------        ---------        ---------
Change in cash and cash equivalents ............        (159,028)                         (159,028)
Cash and cash equivalents at beginning of period         166,821                           166,821
                                                       ---------        ---------        ---------
Cash and equivalents at end of year ............       $   7,793        $                $   7,793
                                                       =========        =========        =========

                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)



                                                                      SUBSIDIARY      TOTAL
                                                        FELCOR L.P.   GUARANTORS   CONSOLIDATED
                                                        -----------   ----------   ------------
Revenues:
Percent rent .....................................       $22,002       $ 1,785       $23,787
Equity in income from unconsolidated entities ....           513                         513
Other revenue ....................................         1,684             7         1,691
                                                         -------       -------       -------
       Total revenue .............................        24,199         1,792        25,991
                                                         -------       -------       -------

Expenses:
General and administrative .......................           799            71           870
Depreciation .....................................         5,232                       5,232
Taxes, insurance and other .......................         2,134           429         2,563
Interest expense .................................         1,902           102         2,004
                                                         -------       -------       -------
       Total expenses ............................        10,067           602        10,669
                                                         -------       -------       -------
       Net income ................................       $14,132       $ 1,190       $15,322
                                                         =======       =======       =======





                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)



                                                                               SUBSIDIARY          TOTAL
                                                              FELCOR L.P.      GUARANTORS      CONSOLIDATED
                                                              -----------      ----------      ------------
Cash flows from operating activities ..................       $  18,645        $  (1,642)       $  17,003
Cash flows from investing activities ..................        (110,023)        (149,174)        (259,197)
Cash flows from financing activities ..................         257,081          150,816          407,897
                                                              ---------        ---------        ---------
Change in cash and cash equivalents ...................         165,703                           165,703
Cash and cash equivalents at beginning of period ......           1,118                             1,118
                                                              ---------        ---------        ---------
Cash and equivalents at end of year ...................       $ 166,821        $                $ 166,821
                                                              =========        =========        =========

                       FELCOR SUITES LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                     COST CAPITALIZED SUBSEQUENT
                                                     INITIAL COST                          TO ACQUISITION
                                          ---------------------------------------------------------------------------
                                                       BUILDINGS    FURNITURE                  BUILDINGS    FURNITURE
                                                          AND          AND                        AND         AND
DESCRIPTION OF PROPERTY                   LAND        IMPROVEMENTS   FIXTURES        LAND    IMPROVEMENTS   FIXTURES
-----------------------                   ----        ------------   --------        ----    ------------   --------
BIRMINGHAM, AL                            $ 2,843       $29,286       $   160                  $   730       $ 3,174
FLAGSTAFF, AZ                                 900         6,825           268                    1,561         1,115
PHOENIX (CAMELBACK), AZ                                  38,998           613       $ 4,695        826         4,808
PHOENIX (CRESCENT), AZ                      3,608        29,583         2,886                                    326
ANAHEIM, CA                                 2,548        14,832           607                      554         3,163
BURLINGAME (SF AIRPORT SO.), CA                          39,929           818                       60         2,998
DANA POINT, CA                              1,787        15,545           536                       71           883
EL SEGUNDO (LAX AIRPORT SOUTH), CA          2,660        17,997           798                      809         4,705
LOS ANGELES (LAX AIRPORT NORTH), CA         2,207        18,764         1,104                                    445
MILPITAS, CA                                4,021        23,677           562                      943         3,474
NAPA, CA                                    3,287        14,205           494                      813         2,801
OXNARD (MANDALAY BEACH), CA                 2,930        22,125           879                      617         4,595
SO. SAN FRANCISCO (AIRPORT N.), CA          3,418        31,737           527                      768         3,831
AVON (BEAVER CREEK RESORT), CO              1,134         9,864           340                      186         1,293
BOCA RATON (DOUBLETREE), FL                 5,327         3,066           304                       41         1,012
BOCA RATON (EMBASSY), FL                    1,868        16,253           561                      186         2,876
DEERFIELD BEACH, FL                         4,523        29,443           918                    1,159         3,676
FT. LAUDERDALE, FL                          5,329        47,850           903                    1,604         4,301
JACKSONVILLE, FL                            1,130         9,608           456                       28           865
LAKE BUENA VISTA (DISNEY WORLD), FL         2,896        25,196           869
MIAMI (AIRPORT), FL                         4,135        24,950         1,171                      728         4,309
ORLANDO (NORTH), FL                         1,673        14,218           684                       28           939
ORLANDO (SOUTH), FL                         1,632        13,870           799                       28         1,504
TAMPA (BUSCH GARDENS), FL                     772        12,387           226                       57           621
TAMPA (ROCKY POINT), FL                     2,142        18,639           643                                     33
ATLANTA (AIRPORT), GA                       5,113        22,857         2,105                                     16
ATLANTA (BUCKHEAD), GA                      7,303        38,996         2,437                       13            50
ATLANTA (GALLERIA), GA                      5,052        28,507         2,526                                    113
BRUNSWICK, GA                                 705         6,067           247                                    720
CHICAGO (O'HARE), IL                        8,178        37,043         2,886                                     89
DEERFIELD, IL                               2,305        20,054           692                      162           684
LEXINGTON, KY                               1,955        13,604           587                                  1,280
BATON ROUGE, LA                             2,350        19,092           525                      521         3,322
NEW ORLEANS, LA                             2,570        22,300           895                    3,854         2,369
BOSTON - MARLBOROUGH, MA                      948         8,143           325           761     12,394         4,442
BALTIMORE, MD                               2,568        22,433           770                                    505
TROY, MI                                    2,968        25,905           909                                    246
BLOOMINGTON, MN                             2,038        17,731           611                                      8
MINNEAPOLIS (AIRPORT), MN                   5,416        36,508           602                       78         2,683
MINNEAPOLIS (DOWNTOWN), MN                    818        16,820           505                       66         3,043
ST. PAUL, MN                                1,156        17,315           849                       40         2,876
RALEIGH/DURHAM, NC                          2,124        18,476           637                                     31
OMAHA, NE                                   1,877        16,328           563                       10           140

                                                       GROSS AMOUNTS AT WHICH                   ACCUMULATED      NET BOOK
                                                     CARRIED AT CLOSE OF PERIOD                 DEPRECIATION      VALUE
                                           ------------------------------------------------     BUILDINGS AND  BUILDINGS AND
                                                        BUILDINGS     FURNITURE                 IMPROVEMENTS;  IMPROVEMENTS;
                                                           AND           AND                      FURNITURE &   FURNITURE &
DESCRIPTION OF PROPERTY                      LAND      IMPROVEMENTS    FIXTURES       TOTAL        FIXTURES      FIXTURES
-----------------------                      ----      ------------    --------       -----        --------      --------
BIRMINGHAM, AL                             $ 2,843       $30,015       $ 3,334       $36,192       $ 2,188       $34,005
FLAGSTAFF, AZ                                  900         8,386         1,383        10,669         1,171         9,497
PHOENIX (CAMELBACK), AZ                      4,694        39,824         5,420        49,939         3,290        46,649
PHOENIX (CRESCENT), AZ                       3,608        29,583         3,212        36,403           666        35,736
ANAHEIM, CA                                  2,548        15,386         3,770        21,704         1,982        19,722
BURLINGAME (SF AIRPORT SO.), CA                           39,802         4,003        43,805         3,290        40,515
DANA POINT, CA                               1,787        15,616         1,419        18,822           433        18,389
EL SEGUNDO (LAX AIRPORT SOUTH), CA           2,660        18,807         5,503        26,969         2,901        24,068
LOS ANGELES (LAX AIRPORT NORTH), CA          2,207        18,764         1,549        22,520           590        21,930
MILPITAS, CA                                 4,021        24,620         4,036        32,677         2,452        30,225
NAPA, CA                                     3,287        15,019         3,295        21,601         1,227        20,374
OXNARD (MANDALAY BEACH), CA                  2,930        22,742         5,474        31,146         1,984        29,162
SO. SAN FRANCISCO (AIRPORT N.), CA           3,418        32,506         4,358        40,281         2,794        37,488
AVON (BEAVER CREEK RESORT), CO               1,134        10,050         1,633        12,816           831        11,986
BOCA RATON (DOUBLETREE), FL                  5,333         3,102         1,316         9,750           598         9,152
BOCA RATON (EMBASSY), FL                     1,868        16,438         3,436        21,743         1,700        20,043
DEERFIELD BEACH, FL                          4,541        30,583         4,593        39,718         2,643        37,075
FT. LAUDERDALE, FL                           5,374        49,409         5,204        59,986         3,870        56,117
JACKSONVILLE, FL                             1,130         9,636         1,321        12,088         1,648        10,440
LAKE BUENA VISTA (DISNEY WORLD), FL          2,896        25,196           869        28,960           335        28,626
MIAMI (AIRPORT), FL                          4,135        25,679         5,479        35,293         2,793        32,500
ORLANDO (NORTH), FL                          1,673        14,246         1,624        17,543         2,568        14,974
ORLANDO (SOUTH), FL                          1,632        13,898         2,303        17,832         2,581        15,251
TAMPA (BUSCH GARDENS), FL                      772        12,444           848        14,063           804        13,260
TAMPA (ROCKY POINT), FL                      2,142        18,639           676        21,458           248        21,210
ATLANTA (AIRPORT), GA                        5,113        22,857         2,121        30,091           498        29,593
ATLANTA (BUCKHEAD), GA                       7,303        39,009         2,487        48,799         1,707        47,092
ATLANTA (GALLERIA), GA                       5,052        28,507         2,639        36,198           610        35,588
BRUNSWICK, GA                                  705         6,067           967         7,739           631         7,108
CHICAGO (O'HARE), IL                         8,178        37,043         2,975        48,196           757        47,439
DEERFIELD, IL                                2,305        20,216         1,376        23,897         1,006        22,891
LEXINGTON, KY                                1,955        13,604         1,866        17,425         1,059        16,366
BATON ROUGE, LA                              2,350        19,612         3,847        25,810         1,920        23,890
NEW ORLEANS, LA                              2,569        26,154         3,265        31,989         2,932        29,057
BOSTON - MARLBOROUGH, MA                     1,709        20,537         4,767        27,014         1,292        25,721
BALTIMORE, MD                                2,568        22,433         1,275        26,276           621        25,655
TROY, MI                                     2,968        25,905         1,155        30,028           700        29,329
BLOOMINGTON, MN                              2,038        17,732           619        20,389           471        19,918
MINNEAPOLIS (AIRPORT), MN                    5,417        36,396         3,475        45,288         3,060        42,228
MINNEAPOLIS (DOWNTOWN), MN                     818        16,809         3,625        21,252         2,018        19,234
ST. PAUL, MN                                 1,156        17,264         3,815        22,236         2,251        19,985
RALEIGH/DURHAM, NC                           2,124        18,476           668        21,267           246        21,022
OMAHA, NE                                    1,877        16,338           703        18,918           436        18,481


                                                                           LIFE UPON
                                                                             WHICH
                                                                          DEPRECIATION
                                               DATE OF       DATE         IN STATEMENT
DESCRIPTION OF PROPERTY                     CONSTRUCTION   ACQUIRED       IS COMPUTED
-----------------------                     ------------   --------       -----------
BIRMINGHAM, AL                                  1987       01-03-96       5 - 40 YRS
FLAGSTAFF, AZ                                   1988       02-16-95       5 - 40 YRS
PHOENIX (CAMELBACK), AZ                         1985       01-03-96       5 - 40 YRS
PHOENIX (CRESCENT), AZ                          1986       06-30-97       5 - 40 YRS
ANAHEIM, CA                                     1987       01-03-96       5 - 40 YRS
BURLINGAME (SF AIRPORT SO.), CA                 1986       11-06-95       5 - 40 YRS
DANA POINT, CA                                  1992       02-21-97       5 - 40 YRS
EL SEGUNDO (LAX AIRPORT SOUTH), CA              1985       03-27-96       5 - 40 YRS
LOS ANGELES (LAX AIRPORT NORTH), CA             1990       02-18-97       5 - 40 YRS
MILPITAS, CA                                    1987       01-03-96       5 - 40 YRS
NAPA, CA                                        1985       05-08-96       5 - 40 YRS
OXNARD (MANDALAY BEACH), CA                     1986       05-08-96       5 - 40 YRS
SO. SAN FRANCISCO (AIRPORT N.), CA              1988       01-03-96       5 - 40 YRS
AVON (BEAVER CREEK RESORT), CO                  1989       02-20-96       5 - 40 YRS
BOCA RATON (DOUBLETREE), FL                     1989       11-15-95       5 - 40 YRS
BOCA RATON (EMBASSY), FL                        1989       02-28-96       5 - 40 YRS
DEERFIELD BEACH, FL                             1987       01-03-96       5 - 40 YRS
FT. LAUDERDALE, FL                              1986       01-03-96       5 - 40 YRS
JACKSONVILLE, FL                                1986       07-28-94       5 - 40 YRS
LAKE BUENA VISTA (DISNEY WORLD), FL             1987       07-28-97       5 - 40 YRS
MIAMI (AIRPORT), FL                             1987       01-03-96       5 - 40 YRS
ORLANDO (NORTH), FL                             1985       07-28-94       5 - 40 YRS
ORLANDO (SOUTH), FL                             1985       07-28-94       5 - 40 YRS
TAMPA (BUSCH GARDENS), FL                       1985       11-15-95       5 - 40 YRS
TAMPA (ROCKY POINT), FL                         1986       07-28-97       5 - 40 YRS
ATLANTA (AIRPORT), GA                           1986       06-30-97       5 - 40 YRS
ATLANTA (BUCKHEAD), GA                          1988       10-17-96       5 - 40 YRS
ATLANTA (GALLERIA), GA                          1990       06-30-97       5 - 40 YRS
BRUNSWICK, GA                                   1988       07-19-95       5 - 40 YRS
CHICAGO (O'HARE), IL                            1994       06-30-97       5 - 40 YRS
DEERFIELD, IL                                   1987       06-20-96       5 - 40 YRS
LEXINGTON, KY                                   1987       01-10-96       5 - 40 YRS
BATON ROUGE, LA                                 1985       01-03-96       5 - 40 YRS
NEW ORLEANS, LA                                 1984       12-01-94       5 - 40 YRS
BOSTON - MARLBOROUGH, MA                        1988       06-30-95       5 - 40 YRS
BALTIMORE, MD                                   1987       03-20-97       5 - 40 YRS
TROY, MI                                        1987       03-20-97       5 - 40 YRS
BLOOMINGTON, MN                                 1980       02-01-97       5 - 40 YRS
MINNEAPOLIS (AIRPORT), MN                       1986       11-06-95       5 - 40 YRS
MINNEAPOLIS (DOWNTOWN), MN                      1984       11-15-95       5 - 40 YRS
ST. PAUL, MN                                    1983       11-15-95       5 - 40 YRS
RALEIGH/DURHAM, NC                              1987       07-28-97       5 - 40 YRS
OMAHA, NE                                       1973       02-01-97       5 - 40 YRS

                        FELCOR SUITES LIMITED PARTNERSHIP

                                                                                                 COST CAPITALIZED SUBSEQUENT
                                                           INITIAL COST                                TO ACQUISITION
                                           -----------------------------------------      -----------------------------------------
                                                           BUILDINGS       FURNITURE                      BUILDINGS      FURNITURE
                                                              AND            AND                            AND             AND
DESCRIPTION OF PROPERTY                       LAND        IMPROVEMENTS      FIXTURES         LAND       IMPROVEMENTS      FIXTURES
-----------------------                    ----------     ------------     ---------      ----------    ------------     ----------
PISCATAWAY, NJ                                  1,755         17,563            527                            463          2,296
SYRACUSE, NY                                    1,597         14,812          1,330
CLEVELAND, OH                                   1,755         15,329            527                          1,259          1,511
DAYTON, OH                                      1,140          9,924            342
TULSA, OK                                         525          7,344          3,117                            140          1,644
PHILADELPHIA (SOCIETY HILL), PA                 4,542         45,121          1,536
MYRTLE BEACH (KINGSTON PLANTATION), SC          2,940         24,988          1,470                            268            832
NASHVILLE (AIRPORT), TN                         1,073          9,331            322                                            20
NASHVILLE, TN                                   1,118          9,506            961                             28          1,222
AUSTIN (DOWNTOWN), TX                           2,508         21,908            752                                           137
CORPUS CHRISTI, TX                              1,112          9,618            390             51                          1,461
DALLAS (LOVE FIELD), TX                         1,934         16,674            757                            168          1,177
DALLAS (MARKET CENTER), TX                      2,619         24,298          2,182
DALLAS (PARK CENTRAL ES), TX                    1,497         12,722            647                             28          1,415
DALLAS (PARK CENTRAL SH), TX                    4,513         43,125          2,507                                           195
BURLINGTON, VT                                  3,136         27,283            941
                                           ----------     ----------     ----------     ----------      ----------     ----------
TOTAL                                      $  151,978     $1,226,572     $   55,105     $    5,507      $   31,289     $   92,274
                                           ==========     ==========     ==========     ==========      ==========     ==========

                                                     GROSS AMOUNTS AT WHICH                            ACCUMULATED
                                                   CARRIED AT CLOSE OF PERIOD                          DEPRECIATION
                                          -------------------------------------------                  BUILDINGS AND
                                                            BUILDINGS      FURNITURE                   IMPROVEMENTS;
                                                               AND           AND                        FURNITURE &
DESCRIPTION OF PROPERTY                      LAND          IMPROVEMENTS    FIXTURES       TOTAL          FIXTURES
-----------------------                   -----------      ------------   ----------    ----------     -------------
PISCATAWAY, NJ                                  1,755         18,026          2,822         22,603          1,343
SYRACUSE, NY                                    1,597         14,812          1,331         17,739            318
CLEVELAND, OH                                   1,755         16,588          2,037         20,380          1,237
DAYTON, OH                                      1,140          9,924            342         11,406
TULSA, OK                                         525          7,483          4,762         12,770          4,673
PHILADELPHIA (SOCIETY HILL), PA                 4,542         45,121          1,536         51,199            361
MYRTLE BEACH (KINGSTON PLANTATION), SC          2,940         25,256          2,302         30,498            945
NASHVILLE (AIRPORT), TN                         1,073          9,331            341         10,745            149
NASHVILLE, TN                                   1,118          9,534          2,183         12,836          2,911
AUSTIN (DOWNTOWN), TX                           2,508         21,908            890         25,305            585
CORPUS CHRISTI, TX                              1,164          9,618          1,852         12,634          1,222
DALLAS (LOVE FIELD), TX                         1,934         16,841          1,934         20,710          1,923
DALLAS (MARKET CENTER), TX                      2,619         24,298          2,183         29,100            522
DALLAS (PARK CENTRAL ES), TX                    1,497         12,750          2,062         16,309          2,534
DALLAS (PARK CENTRAL SH), TX                    4,513         43,125          2,702         50,340            802
BURLINGTON, VT                                  3,136         27,283            941         31,360             73
                                           ----------     ----------     ----------     ----------     ----------
TOTAL                                      $  157,554     $1,257,247     $  147,923     $1,562,724     $   87,400
                                           ==========     ==========     ==========     ==========     ==========


                                               NET BOOK
                                                 VALUE                                               LIFE UPON
                                              BUILDINGS AND                                             WHICH
                                              IMPROVEMENTS;                                         DEPRECIATION
                                               FURNITURE &          DATE OF             DATE        IN STATEMENT
                                                FIXTURES          CONSTRUCTION        ACQUIRED       IS COMPUTED
                                             --------------       -------------       --------      -------------
PISCATAWAY, NJ                                  21,260               1988             01-10-96        5 - 40 YRS
SYRACUSE, NY                                    17,421               1989             06-30-97        5 - 40 YRS
CLEVELAND, OH                                   19,143               1990             11-17-95        5 - 40 YRS
DAYTON, OH                                      11,406               1987             12-30-97        5 - 40 YRS
TULSA, OK                                        8,097               1985             07-28-94        5 - 40 YRS
PHILADELPHIA (SOCIETY HILL), PA                 50,838               1986             10-01-97        5 - 40 YRS
MYRTLE BEACH (KINGSTON PLANTATION), SC          29,553               1987             12-05-96        5 - 40 YRS
NASHVILLE (AIRPORT), TN                         10,596               1988             06-05-97        5 - 40 YRS
NASHVILLE, TN                                    9,925               1985             07-28-94        5 - 40 YRS
AUSTIN (DOWNTOWN), TX                           24,720               1987             03-20-97        5 - 40 YRS
CORPUS CHRISTI, TX                              11,412               1984             07-19-95        5 - 40 YRS
DALLAS (LOVE FIELD), TX                         18,787               1986             03-29-95        5 - 40 YRS
DALLAS (MARKET CENTER), TX                      28,578               1980             06-30-97        5 - 40 YRS
DALLAS (PARK CENTRAL ES), TX                    13,774               1985             07-28-94        5 - 40 YRS
DALLAS (PARK CENTRAL SH), TX                    49,537               1983             06-30-97        5 - 40 YRS
BURLINGTON, VT                                  31,287               1967             12-04-97        5 - 40 YRS
                                            ----------
TOTAL                                       $1,475,325
                                            ==========



(a)  BALANCE AT DECEMBER 31, 1995          $   343,398      (b)  BALANCE AT DECEMBER 31, 1994               $   5,026
     ADDITIONS DURING THE PERIOD               568,073           DEPRECIATION EXPENSE DURING THE PERIOD         5,371
     DISPOSITIONS DURING THE PERIOD                (81)                                                     ---------
                                           -----------           BALANCE AT DECEMBER 31, 1995                  10,397
     BALANCE AT DECEMBER 31, 1996              911,390           DEPRECIATION EXPENSE DURING THE PERIOD        26,321
     ADDITIONS DURING THE PERIOD               651,334                                                      ---------
                                           -----------           BALANCE AT DECEMBER 31, 1996                  36,718
     BALANCE AT DECEMBER 31, 1997          $ 1,562,724           DEPRECIATION EXPENSE DURING THE PERIOD        50,682
                                                                                                            ---------
                                                                 BALANCE AT DECEMBER 31, 1997               $  87,400

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
3.1       -    Certificate of Limited Partnership of the Operating Partnership dated May
               20, 1994, as filed with the Secretary of State of Delaware (filed as
               Exhibit 3.1 to the Operating Partnership's registration statement on Form
               S-4 (File No. 333-39595) (the "1997 S-4 Registration Statement") and
               incorporated herein by reference).

3.2       -    Amended and Restated Agreement of Limited Partnership of the Operating
               Partnership (filed as Exhibit 10.1 to FelCor's Annual Report on Form 10-K/A
               Amendment No. 1 for the fiscal year ended December 31, 1994 (the "1994
               10-K/A") and incorporated herein by reference).

3.2.1     -    First Amendment to Amended and Restated Agreement of Limited Partnership of
               the Operating Partnership dated as of November 17, 1995 by and among
               FelCor, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership
               (filed as Exhibit 10.1.1 to FelCor's Annual Report on Form 10-K, as
               amended, for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference).

3.2.2     -    Second Amendment to Amended and Restated Agreement of Limited Partnership
               of the Operating Partnership dated as of January 9, 1996 between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit 10.1.2 to the 1995 10-K and incorporated herein by reference).

3.2.3     -    Third Amendment to Amended and Restated Agreement of Limited Partnership
               of the Operating Partnership dated as of January 10, 1996 by and among
               FelCor, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Operating Partnership
               (filed as Exhibit 10.1.3 to the 1995 10-K and incorporated herein by reference).

3.2.4     -    Fourth Amendment to the Amended and Restated Agreement of Limited
               Partnership of the Operating Partnership dated as of January 10, 1996 by and among FelCor, Piscataway-Centennial Associates Limited Partnership and
               all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership (filed as Exhibit 10.1.4 to the 1995 10-K and incorporated herein by reference).

3.2.5     -    Fifth Amendment to Amended and Restated Agreement of Limited Partnership of
               the Operating Partnership dated as of May 2, 1996, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership, adopting Addendum No. 2 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership
               dated as of May 2, 1996 (filed as Exhibit 10.1.5 to FelCor's Form 10-Q for the quarter ended June 30, 1996 (the "1996 Second Quarter 10-Q") and incorporated herein by reference).

3.2.6     -    Sixth Amendment to Amended and Restated Agreement of Limited Partnership
               of the Operating Partnership dated as of September 16, 1996, by and among
               FelCor, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership
               (filed as Exhibit 10.1.6 to FelCor's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1996 (the "1996 10-K") and incorporated herein by reference).

3.2.7     -    Seventh Amendment to Amended and Restated Agreement of Limited
               Partnership of the Operating Partnership dated as of May 16, 1997, by and among the Registrant, PMB Associates, Ltd. and all of the persons or entities who are or shall in the future become limited partners of the
               Operating Partnership (filed as Exhibit 10.1.7 to FelCor's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.2.8     -    Eighth Amendment to Amended and Restated Agreement of Limited Partnership
               of the Operating Partnership dated as of February 6, 1998, by and among the
               Registrant, Columbus/Front Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership
               (filed as Exhibit 10.1.8 to FelCor's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1997 and incorporated herein by reference).

4.1       -    Indenture dated as of October 1, 1997 by and among the Operating
               Partnership, FelCor, the Subsidiary Guarantors named therein and SunTrust
               Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the 1997 S-4
               Registration Statement and incorporated herein by reference).

10.2.2    -    Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the
               Operating Partnership through December 31, 1997 (filed as Exhibit 10.2.2 to
               FelCor's Annual Report on Form 10-K for the fiscal year ended December 31,
               1997 and incorporated herein by reference).

10.23     -    Third Amended and Restated Revolving Credit Agreement dated as of August
               14, 1997 among FelCor and the Operating Partnership, as Borrower, the
               Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Documentation Agent (filed as Exhibit 10.23 to the 1997 S-4 Registration Statement and incorporated herein by reference).

10.25     -    Registration Rights Agreement dated as of September 26, 1997 among the
               General Partner, the Operating Partnership, Morgan Stanley & Co.
               Incorporated, NationsBank Capital Markets, Inc. and Salomon Brothers Inc
               (filed as Exhibit 10.25 to the 1997 S-4 Registration Statement and
               incorporated herein by reference).

21.1      -    List of Subsidiaries of the Registrant.

23.1      -    Consent of Coopers & Lybrand L.L.P.

27.1      -    Financial Data Schedule.