Form 10-Q
period 1998-03-31
FELCOR SUITES LP
filed 1998-05-14
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER 333-39595-01

                        FELCOR SUITES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        75-2544994
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

545 E. JOHN CARPENTER FREEWAY, SUITE 1300, IRVING, TEXAS           75062
        (Address of principal executive offices)                 (Zip Code)

                                 (972) 444-4900
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


--------------------------------------------------------------------------------

                        FELCOR SUITES LIMITED PARTNERSHIP

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
                                              PART I. -- FINANCIAL INFORMATION

Item 1.       Financial Statements ............................................................................    3
                 Consolidated Balance Sheets - March 31, 1998 (Unaudited)
                      and December 31, 1997 ...................................................................    3
                 Consolidated Statements of Operations -- For the Three Months
                      Ended March 31, 1998 and 1997 (Unaudited) ...............................................    4
                 Consolidated Statements of Cash Flows -- For the Three Months
                      Ended March 31, 1998 and 1997 (Unaudited) ...............................................    5
                 Notes to Consolidated Financial Statements ...................................................    6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations
                 General/First Quarter Highlights .............................................................   12
                 Pending Merger with Bristol ..................................................................   13
                 Recent Developments ..........................................................................   13
                 Results of Operations ........................................................................   14
                 Liquidity and Capital Resources ..............................................................   19

                                               PART II. -- OTHER INFORMATION

Item 5.       Other Information ...............................................................................   22
Item 6.       Exhibits and Reports on Form 8-K ................................................................   22

SIGNATURES ....................................................................................................   23

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FELCOR SUITES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          MARCH 31,    DECEMBER 31,
                                                                            1998          1997
                                                                         ----------    ------------
                                                                         (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $103,194
   and $87,400 at March 31, 1998 and December 31, 1997, respectively ..  $1,514,639     $1,489,764
Investment in unconsolidated entities .................................     118,069        132,991
Cash and cash equivalents .............................................      25,733         17,543
Due from Lessee .......................................................      33,815         18,908
Deferred expenses, net of accumulated amortization of $2,316
  and $1,987 at March 31, 1998 and December 31, 1997 ..................      10,105         10,593
Other assets ..........................................................       6,475          3,565
                                                                         ----------     ----------
    Total assets ......................................................  $1,708,836     $1,673,364
                                                                         ==========     ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $1,798 and $1,855 at March 31, 1998
   and December 31, 1997, respectively ................................  $  484,183     $  465,726
Distributions payable .................................................      24,747         24,671
Accrued expenses and other liabilities ................................      24,159         11,331
Capital lease obligations .............................................      10,517         11,093
Minority interest in other partnerships ...............................      10,162          8,594
                                                                         ----------     ----------
    Total liabilities .................................................     553,768        521,415
                                                                         ----------     ----------

Commitments and contingencies (Note 3 and 4)

Redeemable units at redemption value ..................................     109,116        102,933
Preferred units .......................................................     151,250        151,250
Partners' capital .....................................................     894,702        897,766
                                                                         ----------     ----------

    Total liabilities and partners' capital ...........................  $1,708,836     $1,673,364
                                                                         ==========     ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR SUITES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ----------------------
                                                                         1998          1997
                                                                       --------      --------
Revenues:
  Percentage lease revenue .......................................     $ 56,060      $ 35,370
  Equity in income from unconsolidated entities ..................        1,293         1,127
  Other revenue ..................................................          175            95
                                                                       --------      --------
    Total revenue ................................................       57,528        36,592
                                                                       --------      --------

Expenses:
  General and administrative .....................................        1,199           972
  Depreciation ...................................................       15,887        10,417
  Taxes, insurance and other .....................................        7,270         5,207
  Interest expense ...............................................        9,731         5,601
  Minority interest in other partnerships ........................          190            21
                                                                       --------      --------
    Total expenses ...............................................       34,277        22,218
                                                                       --------      --------

Net income before extraordinary charge ...........................       23,251        14,374
Extraordinary charge from write off of deferred financing fees ...         (556)
                                                                       --------      --------

Net income .......................................................       22,695        14,374

Preferred distributions ..........................................        2,949         2,949
                                                                       --------      --------

Net income applicable to unitholders .............................     $ 19,746      $ 11,425
                                                                       ========      ========

Per unit data:
Basic:
  Net income applicable to unitholders before extraordinary charge     $   0.51      $   0.41
  Extraordinary charge ...........................................        (0.01)
                                                                       --------      --------
  Net income applicable to unitholders ...........................     $   0.50      $   0.41
                                                                       ========      ========
  Weighted average number of units outstanding ...................       39,519        28,173
                                                                       ========      ========

Diluted:
  Net income applicable to unitholders before extraordinary charge     $   0.51      $   0.40
  Extraordinary charge ...........................................        (0.01)
                                                                       --------      --------
  Net income applicable to unitholders ...........................     $   0.50      $   0.40
                                                                       ========      ========
  Weighted average number of units outstanding ...................       39,885        28,532
                                                                       ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                        FELCOR SUITES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (UNAUDITED, IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           ------------------------
                                                                                              1998           1997
                                                                                           ---------      ---------
Cash flows from operating activities:
          Net income ....................................................................  $  22,695      $  14,374
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation ........................................................     15,887         10,417
                    Amortization of deferred financing fees and organization costs ......        628            319
                    Amortization of unearned officers' and directors' compensation ......        191            232
                    Equity in income from unconsolidated entities .......................     (1,293)        (1,127)
                    Extraordinary charge for write off of deferred financing fees .......        556
                    Minority interest in other partnerships .............................        190             21
              Changes in assets and liabilities:
                    Due from Lessee .....................................................    (14,907)       (10,104)
                    Deferred financing fees .............................................        (84)          (787)
                    Deferred costs and other assets .....................................     (2,898)           245
                    Accrued expenses and other liabilities ..............................     12,212           (942)
                                                                                           ---------      ---------
                              Net cash flow provided by operating activities ............     33,177         12,648
                                                                                           ---------      ---------

Cash flows from investing activities:
          Acquisition of hotels .........................................................    (26,516)      (151,644)
          Acquisition of unconsolidated entities ........................................        (10)       (57,756)
          Improvements and additions to hotels ..........................................     (5,227)       (12,377)
          Cash distributions from unconsolidated entities ...............................     14,510            580
                                                                                           ---------      ---------
                              Net cash flow used in investing activities ................    (17,243)      (221,197)
                                                                                           ---------      ---------

Cash flows from financing activities:
          Proceeds from borrowings ......................................................     30,000        132,000
          Repayment of borrowings .......................................................    (13,078)        (4,900)
          Contributions .................................................................                   100,704
          Distributions paid to preferred unitholders ...................................     (2,949)        (2,949)
          Distributions paid to unitholders .............................................    (21,717)       (13,142)
                                                                                           ---------      ---------
                              Net cash flow provided by (used in) financing activities ..     (7,744)       211,713
                                                                                           ---------      ---------

Net change in cash and cash equivalents .................................................      8,190          3,164
Cash and cash equivalents at beginning of periods .......................................     17,543          7,793
                                                                                           ---------      ---------
Cash and cash equivalents at end of periods .............................................  $  25,733      $  10,957
                                                                                           =========      =========

Supplemental cash flow information --
          Interest paid .................................................................  $   9,320      $   4,107
                                                                                           =========      =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND FIRST QUARTER HIGHLIGHTS

         FelCor Suites Limited Partnership (the "Operating Partnership") and its subsidiaries owned interests in 75 hotels with an aggregate of 18,348 suites/rooms (collectively the "Hotels") at March 31, 1998. The sole general partner of the Operating Partnership is FelCor Suite Hotels, Inc. ("FelCor"), a self administered equity real estate investment trust ("REIT") that at March 31, 1998 owned a 92.4% general partnership interest in the Operating Partnership. FelCor, the Operating Partnership and its subsidiaries, are herein referred to, collectively, as the "Company". The Company owns 100% equity interests in 56 of the Hotels (13,691 suites/rooms), a 90% or greater interest in partnerships owning five hotels (1,195 suites/rooms), and 50% interests in separate partnerships that own 14 hotels (3,462 suites/rooms). At March 31, 1998, 52 of the Hotels were operated as Embassy Suites(R)hotels, fourteen as Doubletree Guest Suites(R) hotels, five as Sheraton(R) hotels, two as Sheraton Suites(R) hotels, one was in the process of being converted to a full-service Doubletree(R) hotel, and one as a Hilton Suites(R) hotel. The Hotels are located in 28 states, with 31 hotels in California, Florida and Texas. The following table provides certain information regarding the acquisition of Hotels through March 31, 1998:

                                  NUMBER OF HOTELS          NUMBER OF
                                      ACQUIRED            SUITES/ROOMS
                                  ----------------        ------------
1994                                     7                    1,730
1995                                    13                    2,649
1996                                    23                    5,769
1997                                    30                    7,608
1ST QUARTER 1998                         2                      348
                                        --                   ------
                                        75                   18,104
                                        ==

    Additional suites/rooms constructed by
    the Company
                                                                244
                                                             ------
                                                             18,348
                                                             ======

         The Operating Partnership leases all of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, ("DJONT"), or a consolidated subsidiary thereof (collectively, the "Lessee"), under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey
A. Feldman and Thomas J. Corcoran, Jr., the Chairman of the Board of Directors and Chief Executive Officer of FelCor, respectively, beneficially own a 50% voting equity interest in the Lessee. The remaining 50% non-voting equity interest is beneficially owned by the children of Charles N. Mathewson, a director of and major initial investor in the Operating Partnership. The Lessee has entered into management agreements pursuant to which 65 of the Hotels are managed by Promus Hotel Corporation ("Promus"), or a subsidiary thereof, seven are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton") and three are managed by two independent management companies. Promus is the largest operator of all-suite, full service hotels in the United States.

         A brief discussion of hotels acquired and other significant transactions occurring in the first quarter of 1998 follows:

         On January 15, 1998 the Company announced the closing of $114 million of fixed rate nonrecourse secured debt by the partnerships owning nine Embassy Suites hotels in which the Operating Partnership and Promus each own a 50% unconsolidated interest. The new debt carries a coupon of 6.988%, is payable in ten years and amortizes over 25 years. The proceeds were used to repay higher interest rate debt associated with the unconsolidated entities jointly owned with Promus and to repay other corporate debt. The Operating Partnership recorded an extraordinary charge of $556,000 which was the Operating Partnership's portion of the write-off of deferred financing fees associated with this refinancing of debt.

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND FIRST QUARTER HIGHLIGHTS -- (CONTINUED)

         On February 6, 1998, the Operating Partnership acquired the 194-suite Doubletree Guest Suites hotel in Columbus, Ohio for approximately $19.1 million. The purchase price includes $14.1 million in cash and approximately 134,000 Operating Partnership Units, each valued at $37.06. The hotel is managed by a wholly owned subsidiary of Promus.

         On February 17, 1998, FelCor filed a $1 billion "omnibus" shelf registration statement with the Securities and Exchange Commission. This registration statement will enable FelCor to effect offerings from time to time up to an additional $1 billion in securities, which may include debt registered securities, preferred stock, depositary shares, common stock and/or common stock warrants.

         On March 17, 1998, the Operating Partnership completed an exchange offer for the 7-3/8% Senior Notes due 2004 and 7-5/8% Senior Notes due 2007 issued and sold on October 1, 1997 in a transaction exempt from the registration requirements of the Securities Act of 1933. The new notes exchanged for those notes are identical in amount and terms, except the new notes have been registered under the Securities Act pursuant to a registration statement declared effective on February 10, 1998.

         On March 20, 1998, the Operating Partnership acquired, through a 90% owned partnership, a 154-room hotel in Wilmington, Delaware for approximately $14.0 million, which is currently in the process of conversion to a Doubletree hotel. The Operating Partnership paid approximately $12.6 million for its 90% partnership interest and Promus paid approximately $1.4 million for its 10% limited partnership interest. Upon completion of an approximate $3.5 million renovation, this hotel will be converted to a traditional Doubletree Hotel.

         On March 23, 1998, FelCor entered into a Merger Agreement (the "Merger Agreement") with Bristol Hotel Company ("Bristol") under which the owned and leased hotel assets of Bristol will be merged with and into FelCor (the "Merger"). As a consequence of the Merger, Bristol's stockholders will acquire approximately 44% of FelCor's common stock outstanding immediately following the Merger and FelCor's board of directors will be reconstituted. Upon completion of the Merger, FelCor will contribute the acquired assets to the Operating Partnership in exchange for units, equal in number to the shares of FelCor common stock issued in the Merger. After the Merger FelCor will own approximately 95.7% of the Operating Partnership. In anticipation of the Merger, Bristol will spin-off (the "Spin-Off") its hotel operating business as a separate public company named Bristol Hotels & Resorts ("BHR"). The Bristol hotels acquired in the Merger will be leased to BHR.

         On March 31, 1998, the Operating Partnership declared a first quarter distribution of $0.55 per unit and $0.4875 per unit on its $1.95 Series A Cumulative Preferred Units to unitholders of record on April 15, 1998 and paid on April 30, 1998.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Operating Partnership included in the Operating Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three months ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Operating Partnership for the unaudited periods.

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUPPLEMENTAL CASH FLOW INFORMATION

         In the first quarter of 1998 the Operating Partnership purchased certain assets and assumed certain liabilities of hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows:

Assets acquired .......................................  $ 32,868
Operating Partnership units issued ....................    (4,976)
Minority interest contribution to other partnerships ..    (1,376)
                                                         --------
        Net cash paid by the Company ..................  $ 26,516
                                                         ========

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         At March 31, 1998 the Operating Partnership owned interests in 52 Embassy Suites hotels, 14 Doubletree Guest Suites hotels, five Sheraton hotels, two Sheraton Suites hotels, one Hilton Suites hotel and one hotel in the process of conversion to a Doubletree hotel. The Embassy Suites hotels, the Hilton Suites hotels and one hotel in the process of conversion to a Doubletree hotel operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite/room revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in the management agreement.

          The Lessee generally pays the Hotel managers a base management fee based on a percentage of suite/room revenue and an incentive management fee based on the Lessee's income before overhead expenses for each hotel. In certain instances, the hotel managers have subordinated fees and committed to make subordinated loans to the Lessee, if needed, to meet its rental and other obligations under the Percentage Leases.

         The Operating Partnership is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels), 2007 (14 hotels), 2008 (2 hotels) and 2012 (7 hotels). The
Percentage Leases for the 14 unconsolidated entities expire in 2005 (1 hotel), 2006 (4 hotels) and 2007 (9 hotels). The rental income under the Percentage Leases between the 14 unconsolidated entities, of which the Operating Partnership owns 50%, and the Lessee are payable to the respective partnerships and as such is not included in the following schedule of future lease commitments to the Operating Partnership. Minimum future rental income (i.e., base rents) to the Operating Partnership under these noncancellable operating leases at March 31, 1998 is as follows (in thousands):

                                                     YEAR
                                                     ----
                    Remainder of 1998 ..........................................       $   85,517
                    1999 .......................................................          114,023
                    2000 .......................................................          114,023
                    2001 .......................................................          114,023
                    2002 .......................................................          114,022
                    2003 and thereafter ........................................          515,437
                                                                                       ----------
                                                                                       $1,057,045
                                                                                       ==========

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed to make loans to the Lessee of up to an aggregate of approximately $17.0 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 37 of the Hotels. No loans were outstanding under such agreements at March 31, 1998.

4.       DEBT AND CAPITAL LEASE OBLIGATIONS

         Debt obligations at March 31, 1998 and December 31, 1997 consist of the following (in thousands):

                                           MARCH 31,   DECEMBER 31,
                                              1998         1997
                                           ---------   ------------
Senior unsecured notes, net of discount ..  $298,202     $298,145
Line of Credit ...........................   153,000      136,000
Renovation loan ..........................    25,000       25,000
Collateralized mortgage note .............     7,331        5,931
Other debt payable .......................       650          650
                                            --------     --------
                                            $484,183     $465,726
                                            ========     ========

         Under its loan agreements the Operating Partnership is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at March 31, 1998.

         Capital lease obligations at March 31, 1998 and December 31, 1997 consist of the following (in thousands):

                                                 MARCH 31,   DECEMBER 31,
                                                    1998         1997
                                                 ---------   ------------
Capital land and building lease obligations ...   $ 9,239      $ 9,330
Capital equipment lease obligations ...........     1,278        1,763
                                                  -------      -------
                                                  $10,517      $11,093
                                                  =======      =======

5.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At March 31, 1998, the Operating Partnership owned 50% interests in separate partnerships or limited liability companies owning fourteen hotels, a parcel of undeveloped land and a condominium management company. The Operating Partnership is accounting for its investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100 % of these unconsolidated partnerships is as follows (in thousands):

                                                               MARCH 31,   DECEMBER 31,
                                                                 1998         1997
                                                               --------    ------------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation ..  $252,733     $256,032
     Non-recourse mortgage debt .............................  $168,164     $138,956
     Equity .................................................  $ 93,932     $126,324

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       INVESTMENT IN UNCONSOLIDATED ENTITIES -- (CONTINUED)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ----------------------
                                                                       1998          1997
                                                                     --------      --------
Statement of operations information:
     Percentage lease revenue .....................................  $ 12,347      $  9,505
     Other income .................................................       160
                                                                     --------      --------
             Total revenue ........................................    12,507         9,505
                                                                     --------      --------
     Expenses:
          Depreciation ............................................     4,263         3,148
          Taxes, insurance and other ..............................     1,567         1,388
          Interest expense ........................................     3,259         2,094
                                                                     --------      --------
             Total expenses .......................................     9,089         6,630
                                                                     --------      --------

     Net income ...................................................  $  3,418      $  2,875
                                                                     ========      ========

     50% of net income attributable to the Operating Partnership ..  $  1,709      $  1,437
     Amortization of cost in excess of book value .................      (416)         (310)
                                                                     --------      --------
     Equity in income from unconsolidated entities ................  $  1,293      $  1,127
                                                                     ========      ========

6.       TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the three months ended March 31, 1998 and 1997 (in thousands):

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                             -----------------
                                              1998       1997
                                             ------     ------
Real estate and personal property taxes ...  $6,566     $4,410
Property insurance ........................     252        408
Land lease expense ........................     227        249
State franchise taxes .....................     225        140
                                             ------     ------
        Total taxes, insurance and other ..  $7,270     $5,207
                                             ======     ======

7.  SUBSEQUENT EVENTS

         Under the Merger Agreement FelCor has agreed to provide Bristol a $120 million interim credit facility (the "Interim Credit Facility"). Under the Interim Credit Facility, FelCor will loan to Bristol (i) $40 million to fund a portion of the cash purchase price and to prepay certain indebtedness assumed by Bristol in connection with the acquisition of a 20 hotel portfolio, (ii) $31.2 million to fund the prepayment of $30 million in outstanding principal amount of Bristol's Senior Secured Notes and a related prepayment premium, (iii) $9 million for general corporate purposes and (iv) additional cash for necessary capital improvements. The Interim Credit Facility will be secured by real estate acceptable to FelCor. If the Merger Agreement is terminated due to the failure of FelCor's stockholders to approve the Merger, the Interim Credit Facility will be converted into unsecured indebtedness of Bristol with a maturity of December 31, 2003; however, any loan balance in excess of $56.2 million will remain secured and due 120 days after the termination of the Merger Agreement. At May 11, 1998 FelCor had advanced the entire $120 million to be provided by it under the Interim Credit Facility.

                        FELCOR SUITES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  SUBSEQUENT EVENTS -- (CONTINUED)

         On April 14, 1998 the Operating Partnership acquired the 248-room Doubletree hotel located in Aurora, Colorado for approximately $24.2 million in cash. Additionally, the Operating Partnership has committed to spend approximately $2.0 million for renovations at this hotel, which will be managed by a subsidiary of Promus.

         On April 21, 1998 FelCor announced its filing of a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") to register 32.4 million shares of FelCor's common stock to be issued in connection with the merger of FelCor and Bristol, including shares issuable pursuant to outstanding options. This registration statement contains the Joint Proxy Statement/Prospectus which, when declared effective by the SEC, will be used by FelCor and Bristol in the solicitation of proxies for their Annual Meetings of Shareholders, at which the proposed merger will be voted upon.

         On April 30, 1998 the Operating Partnership acquired the 301-room Meadowlands Hilton hotel located in Secaucus, New Jersey for approximately $23.4 million in cash. The hotel will be leased to a subsidiary of Bristol.

         On May 1, 1998 the Operating Partnership purchased eight hotels from Starwood Hotels & Resorts ("Starwood") for an aggregate cash purchase price of approximately $245 million. The hotels have a total of 1,898 suites/rooms and consist of five Embassy Suites hotels (Phoenix (Airport), AZ; Tempe (ASU), AZ; Palm Desert Resort, CA; Atlanta (Airport), GA; and St. Louis (Downtown), MO) and three Doubletree Guest Suites hotels DFW (Airport), TX; Ft. Lauderdale (Cypress Creek), FL; and Lexington, KY) located in seven states. Six of the eight hotels are expected to be operated as Embassy Suites hotels and be managed by Promus. The remaining two hotels are expected to operated as Sheraton Suites hotels and will be continue to be managed by a subsidiary of Starwood.

         On May 7, 1998 FelCor sold 5.75 million depositary shares, representing 57,500 shares of 9% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at $25 per depositary share. The Series B Preferred Stock and the corresponding depositary shares, which may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of FelCor. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and will be entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The net proceeds of approximately $139.2 million were contributed to the Operating Partnership in exchange for Series B Preferred Units (with the same terms as the Series B Preferred Stock) and were used primarily to reduce borrowings on the Operating Partnerships $550 million unsecured revolving line of credit ("Line of Credit").

         The Operating Partnership has entered into negotiations with its lenders to increase its existing $550 million Line of Credit to $1 billion and to provide a $200 million unsecured loan facility. The Operating Partnership expects this to be completed by the end of the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Operating Partnership and the definitions of certain capitalized terms used herein, reference is made to
Note 1 of Notes to Consolidated Financial Statements of FelCor Suites Limited Partnership appearing elsewhere herein.

FIRST QUARTER HIGHLIGHTS:

o FFO of $41.7 million or $0.94 per unit for the quarter ended March 31, 1998 sets a new quarterly record for the Operating Partnership.

o Net income increased from $0.40 per diluted unit to $0.50 per diluted unit, an increase of 25%.

o The Operating Partnership's 58 comparable hotels, those owned at both March 31, 1998 and 1997, had a 6.7% revenue per available room ("RevPAR") increase over the first quarter of 1997.

o On March 24, 1998, FelCor announced the proposed acquisition, through merger, of the 110 hotels owned or leased by Bristol. After the Merger, the Company will have ownership interests in 195 hotels and an anticipated market capitalization in excess of $4 billion. The Operating Partnership is currently the largest owner of Embassy Suites hotels. Upon the closing of the Merger, the Operating Partnership also will become the world's largest owner of Holiday Hospitality branded hotels. The Merger currently is expected to be consummated near the end of the second quarter of 1998.

o The Operating Partnership acquired two hotels (one hotel in Wilmington, Delaware to be converted to a Doubletree hotel and one Doubletree Guest Suites hotel in Columbus, Ohio) during the first quarter representing a gross investment of approximately $33.1 million.

o The Operating Partnership completed the following capital market activities during the first quarter of 1998:

         o The partnerships owning nine Embassy Suites hotels, in which the Operating Partnership and Promus each own a 50% unconsolidated interest, placed $114 million of fixed rate nonrecourse secured debt. The new debt carries a coupon of 6.988%, is payable in 10 years and amortizes over 25 years. The proceeds were utilized to repay higher interest rate debt related to the joint venture hotels and to repay other corporate debt.

         o Completed its exchange of $300 million of registered debt for private placement debt, thereby becoming the first hotel REIT to have issued public unsecured debt.

o The Operating Partnership has entered into negotiations with its lenders to increase its existing $550 million Line of Credit to $1 billion and to provide a $200 million unsecured term loan facility. The Operating Partnership expects this to be completed by the end of the second quarter.

o The Operating Partnership declared first quarter distributions of $0.55 per unit on its Operating Partnership Units and $0.4875 per unit on its Series A Cumulative Convertible Preferred Units.

PENDING MERGER WITH BRISTOL:

          On March 24, 1998, FelCor announced the proposed acquisition, through merger, of 110 hotels owned or leased by Bristol. Upon completion of the Merger, FelCor will contribute the acquired assets to the Operating Partnership in exchange for units, equal in number to the shares of FelCor common stock issued in the Merger. After the Merger FelCor will own approximately 95.7% of the Operating Partnership. Bristol will spin-off (the "Spin-Off") its hotel operating business as a separate public company named Bristol Hotels & Resorts ("BHR"). Upon closing of the merger, the Company will be the largest non-paired hotel REIT, and become the world's largest owner of Holiday Hospitality branded hotels. The Bristol hotels acquired in the Merger will be leased to BHR.

         The proposed Merger with Bristol will provide the Company with a number of advantages, such as (i) providing the Operating Partnership with further diversification into a new segment of the lodging industry, with a resulting increase in acquisition and growth opportunities, (ii) making the Operating Partnership the owner of the largest number of Holiday Hospitality branded hotels (including the Crowne Plaza(R) and Holiday Inn(R) brands, the latter of which is one of the most recognized brand names in America), (iii) creating a new strategic alliance with BHR, which will be the nation's largest operator of third party owned and branded hotels, (iv) establishing an independent third party lessee for the Bristol hotels acquired by the Company and (v) enhancing the Company's critical mass and market presence. In addition, these benefits may be obtained without impairing or diminishing the Company's long-standing relationship with Promus or its more recent relationship with Sheraton.

         Bristol is one of the largest owner/operators of full-service hotels in the United States. Bristol's hotels are primarily full-service hotels that operate in the mid-scale to upscale segments of the lodging industry. Bristol is the largest franchisee of Holiday Hospitality branded hotels, including Crowne Plaza, Holiday Inns and Holiday Inns Select(R) hotels, and also operates 19 hotels under other brands, including Hampton Inn(R), Courtyard by Marriott(R) and Fairfield Inn(R). Bristol's hotels are located in 22 states and Canada, with hotels concentrated in major metropolitan areas of the South, East, Southwest and Pacific regions of the United States.

RECENT DEVELOPMENTS:

         Acquisitions. On May 1, 1998 the Operating Partnership purchased eight upscale full-service, all-suite hotels from Starwood for an aggregate cash purchase price of approximately $245 million. These hotels have a total of 1,898 suites/rooms and consist of five Embassy Suites hotels and three Doubletree Guest Suites hotels located in seven states. Following the acquisition, six of the eight hotels are expected to be operated as Embassy Suites hotels and be managed by Promus. The two remaining hotels are expected to be operated as Sheraton Suites hotels and will continue to be managed by a subsidiary of Starwood.

         On May 5, 1998 the Operating Partnership announced the acquisition of the 301-room Meadowlands Hilton hotel located in Secaucus, New Jersey for approximately $23.4 million in cash. The hotel will be leased to Bristol.

         Preferred Stock Offering. On May 7, 1998 the FelCor sold 5.75 million depositary shares, representing 57,500 shares of Series B Preferred Stock, at $25 per share. The Series B Preferred Stock and the corresponding depositary shares, which may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of FelCor. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and will be entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The net proceeds of approximately $139.2 million were contributed to the Operating Partnership in exchange for Series B Preferred Units (with the same terms as the Series B Preferred Stock) and were used primarily to reduce borrowings on the Line of Credit.

RESULTS OF OPERATIONS

The Company

         Three Months Ended March 31, 1998 and 1997

         For the three months ended March 31, 1998 and 1997, the Operating Partnership had revenues of $57.5 million and $36.6 million, respectively, consisting primarily of Percentage Lease revenues of $56.1 million and $35.4 million, respectively. The increase in total revenue is primarily attributed to the Operating Partnership's acquisition and subsequent leasing pursuant to Percentage Leases, of interests in 32 additional hotels since December 31, 1996.

         Suite/room revenues for the 43 hotels which were owned for all of the first quarter of 1998 and 1997 increased 10.6% for the quarter ended March 31, 1998 over the corresponding period in 1997 (an increase of $8.4 million). Furthermore, RevPAR for these hotels increased 8.7% and average daily rate ("ADR") increased 8.0% to $127.43 in the first quarter of 1998 from $118.00 in the same period in 1997.

         Management believes that the hotels it acquires will generally experience increases in suite/room revenue and RevPAR (and accordingly, provide the Operating Partnership with increases in Percentage Lease revenue) after completion of renovation, upgrade and possible rebranding; however, as individual hotels undergo such renovation and/or rebranding, their performance has been, and may continue to be adversely affected by such temporary factors as suites/rooms out of service and disruptions of hotel operations. (A more detailed discussion of hotel suite/room revenue is contained in "The Hotels -- Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $12.1 million in the three months ended March 31, 1998, from $22.2 million to $34.3 million, compared to the same period in 1997. This increase resulted primarily from the additional hotels acquired in 1998 and 1997. Total expenses decreased as percentage of total revenue from 60.7% in the first quarter of 1997 to 59.6% in the same period of 1998. The major components of total expenses are depreciation; taxes, insurance and other; and interest expense.

         Depreciation increased primarily as a result of the additional properties acquired in 1997 and 1998 and the suite/room renovation projects completed in 1997. As a percentage of total revenue depreciation decreased nearly 1% in the first quarter of 1998 as compared to the same period in 1997, from 28.5% to 27.6%.

         Taxes, insurance and other increased $2.1 million primarily as a result of the increased number of hotels owned. As a percentage of total revenue, taxes, insurance and other decreased from 14.2% in 1997 to 12.6% in 1998. The major components in this decrease are in real estate and personal property taxes which decreased from 12.1% of total revenue in 1997 to 11.2% in 1998 and property insurance which decreased from 1.1% of total revenue in 1997 to 0.4% in 1998. Aggressive insurance placement was responsible for the decrease in insurance costs.

         Interest expense increased as a percentage of total revenue from 15.3% in the first quarter of 1997 to 16.9% in 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations.

         In the first quarter of 1998 the Operating Partnership recorded an extraordinary charge of $556,000 which was the Operating Partnership's portion of the write off of deferred financing fees associated with the refinancing of debt relating to nine hotels owned by joint ventures with Promus.

         The Operating Partnership spent approximately $3.3 million on upgrading, renovating and/or rebranding 19 hotels during the first quarter of 1998.

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

The following table details the computation of Funds From Operations (in thousands, except per unit data):

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------
                                                                     1998        1997
                                                                   -------     -------
Funds From Operations (FFO):
Net income ......................................................  $22,695     $14,374
Add back:
    Extraordinary charge from write off of deferred financing
    fees from unconsolidated entities ...........................      556
    Depreciation ................................................   15,887      10,417
    Depreciation for unconsolidated entities ....................    2,547       1,884
                                                                   -------     -------
FFO .............................................................  $41,685     $26,675
                                                                   =======     =======

FFO per unit data:
FFO per unit ....................................................  $  0.94     $  0.80
                                                                   =======     =======
Weighted average number of units outstanding(a) .................   44,575      33,222
                                                                   =======     =======

        (a) Weighted average number of units are computed including dilutive options, unvested restricted stock grants and assuming conversion of preferred units.

        Included in the Funds From Operations described above is the Operating Partnership's share of FFO from its interest in fourteen unconsolidated entities. The FFO contribution from these unconsolidated entities was derived as follows (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
                                                                     1998          1997
                                                                   --------      --------
Statement of operations information:
Percentage Lease revenue ........................................  $ 12,347      $  9,505
Other income ....................................................       160
                                                                   --------      --------
Total revenue ...................................................    12,507         9,505
                                                                   --------      --------

Expenses:
Depreciation ....................................................     4,263         3,148
        Taxes, insurance and other ..............................     1,567         1,388
        Interest expense ........................................     3,259         2,094
                                                                   --------      --------
                Total expenses ..................................     9,089         6,630
                                                                   --------      --------

Net income ......................................................  $  3,418      $  2,875
                                                                   ========      ========

50% of net income attributable to the Operating Partnership .....  $  1,709      $  1,437
Amortization of cost in excess of book value ....................      (416)         (310)
                                                                   --------      --------
Income from unconsolidated entities .............................     1,293         1,127
Add back: 50% of depreciation ...................................     2,132         1,574
          Amortization of cost in excess of book value ..........       416           310
                                                                   --------      --------
FFO contribution of unconsolidated entities .....................  $  3,841      $  3,011
                                                                   ========      ========

The Hotels

        The following table sets forth historical suite/room revenue and percentage changes therein between the periods presented for the 75 hotels which the Operating Partnership had an ownership interest at March 31, 1998. The following table also presents comparative information with respect to Occupancy, ADR and RevPAR for the 13 Original Hotels, the 18 CSS Hotels, the 12 1996 Acquisitions, the 15 1997 Acquisitions acquired before March 31, 1997, the 15 1997 Acquisitions acquired after March 31, 1997 and the two 1998 Acquisitions, regardless of ownership, through March 31, 1998. Except as otherwise noted below, each of such hotels is operated as an Embassy Suites hotel.

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                 1998           1997       VARIANCE
                                                                 ----           ----       --------
Suite/room Revenue (in thousands):
     Original Hotels (13) ..................................... $ 23,190      $ 20,873      11.1 %
     CSS Hotels (18) .......................................... $ 41,246      $ 37,004      11.5 %
     1996 Acquisitions (12) ................................... $ 23,476      $ 21,618       8.6 %
     Hotels owned at December 31, 1996 (43) ................... $ 87,912      $ 79,495      10.6 %
     1997 Acquisitions acquired before March 31, 1997 (15) .... $ 23,843      $ 23,885      (0.2)%
     Total for hotels owned at both March 31, 1998
        and 1997 (58) ......................................... $111,755      $103,379       8.1 %
     1997 Acquisitions acquired after March 31, 1997 (15) ..... $ 30,686      $ 29,730       3.2 %
     1998 Acquisitions (2) .................................... $  2,017      $  2,008       0.4 %

Occupancy:
     Original Hotels ..........................................     74.4%         75.2%     (1.1)%
     CSS Hotels ...............................................     74.8%         73.1%      2.3 %
     1996 Acquisitions ........................................     72.1%         72.2%     (0.1)%
     Hotels owned at December 31, 1996 ........................     73.9%         73.4%      0.7 %
     1997 Acquisitions acquired before March 31, 1997 .........     68.5%         73.0%     (6.2)%
     Total for hotels owned at both March 31, 1998 and 1997 ...     72.6%         73.3%     (1.0)%
     1997 Acquisitions acquired after March 31, 1997 ..........     71.0%         70.8%      0.3 %
     1998 Acquisitions ........................................     66.5%         68.8%     (3.3)%

ADR:
     Original Hotels .......................................... $ 117.69      $ 111.29       5.8 %
     CSS Hotels ............................................... $ 132.95      $ 122.04       8.9 %
     1996 Acquisitions ........................................ $ 128.56      $ 118.20       8.8 %
     Hotels owned at December 31, 1996 ........................ $ 127.43      $ 118.00       8.0 %
     1997 Acquisitions acquired before March 31, 1997 ......... $ 112.57      $ 105.73       6.5 %
     Total for hotels owned at both March 31, 1998 and 1997 ... $ 123.94      $ 114.92       7.8 %
     1997 Acquisitions acquired after March 31, 1997 .......... $ 115.27      $ 112.09       2.8 %
     1998 Acquisitions ........................................ $  96.81      $  93.19       3.9 %

RevPAR:
     Original Hotels .......................................... $  87.51      $  83.72       4.5 %
     CSS Hotels ............................................... $  99.48      $  89.22      11.5 %
     1996 Acquisitions ........................................ $  92.66      $  85.35       8.6 %
     Hotels owned at December 31, 1996 ........................ $  94.23      $  86.66       8.7 %
     1997 Acquisitions acquired before March 31, 1997 ......... $  77.06      $  77.17      (0.1)%
     Total for hotels owned at both March 31, 1998 and 1997 ... $  89.95      $  84.27       6.7 %
     1997 Acquisitions acquired after March 31, 1997 .......... $  81.90      $  79.37       3.2 %
     1998 Acquisitions ........................................ $  64.41      $  64.12       0.5 %

ORIGINAL HOTELS:            Flagstaff, AZ; Jacksonville, FL; Orlando (North),
                            FL; Orlando (South), FL; Brunswick, GA; Chicago -
                            Lombard, IL; New Orleans, LA; Boston - Marlborough,
                            MA; Tulsa, OK; Nashville, TN; Corpus Christi, TX;
                            Dallas (Love Field), TX; Dallas (Park Central), TX.

CSS HOTELS:                 Birmingham, AL; Phoenix (Camelback), AZ; Anaheim,
                            CA; El Segundo (LAX South), CA; Milpitas, CA; Napa,
                            CA; Oxnard (Mandalay Beach), CA; San Francisco
                            (Airport North), CA; San Francisco (Airport South),
                            CA; Boca Raton, FL(1); Deerfield Beach, FL; Ft.
                            Lauderdale, FL; Miami, FL; Tampa (Busch Gardens),
                            FL(1); Baton Rouge, LA; Minneapolis (Airport), MN;
                            Minneapolis (Downtown), MN; St. Paul, MN.

1996 ACQUISITIONS:          San Rafael (Marin County), CA; Avon (Beaver Creek),
                            CO; Boca Raton, FL; Atlanta (Buckhead), GA;
                            Deerfield, IL; Indianapolis (North), IN; Lexington,
                            KY(2); Charlotte, NC; Parsippany, NJ; Piscataway,
                            NJ; Cleveland, OH; Myrtle Beach (Kingston
                            Plantation), SC.

1997 ACQUISITIONS ACQUIRED BEFORE MARCH 31, 1997:
                            Covina, CA; Dana Point, CA(1); Los Angeles (LAX
                            North), CA; Atlanta (Perimeter Center), GA; Overland
                            Park, KS; Baltimore, MD(1); Troy, MI(1);
                            Bloomington, MN(1); Kansas City (Plaza), MO;
                            Raleigh, NC; Omaha, NE(1); Secaucus, NJ; Austin
                            (Airport North), TX; Austin (Downtown), TX(1); San
                            Antonio (Northwest), TX;

REMAINING 1997 ACQUISITIONS ACQUIRED AFTER MARCH 31, 1997:
                            Phoenix (Crescent), AZ(3); Lake Buena Vista (Disney
                            World), FL(1); Tampa (Rocky Point), FL(1); Atlanta
                            (Airport), GA(4); Atlanta (Galleria)(3), GA; Chicago
                            (O'Hare), IL(4); Raleigh/Durham, NC(1); Syracuse,
                            NY; Dayton, OH(1); Philadelphia (Society Hill),
                            PA(3); Nashville (Airport); TN(1), Dallas (Market
                            Center), TX; Dallas (Park Central), TX(3); San
                            Antonio (Airport), TX; Burlington, VT(3).

1998 ACQUISITIONS:          Wilmington, DE(5); Columbus, OH(1).

     (1) Operating as a Doubletree Guest Suites hotel.
     (2) Operating as a Hilton Suites hotel.
     (3) Operating as a Sheraton hotel.
     (4) Operating as a Sheraton Suites hotel.
     (5) In the process of conversion to a Doubletree hotel.

     Comparison of The Hotels' Suite/Room Revenues for the Three Months Ended March 31, 1998 and 1997

         The Operating Partnership owned 58 hotels at both March 31, 1998 and 1997, these hotels experienced increased RevPAR of 6.7% for 1998 compared to 1997. Within this group of 58 hotels are the Original Hotels, the CSS Hotels, the 1996 Acquisition Hotels and the 1997 Acquisition Hotels acquired through March 31, 1997.

         The Original Hotels increased suite/room revenue by 11.1% for the three months ended March 31, 1998 compared to 1997. ADR increased 5.8% to $117.69 and occupancy declined 1.1% from 75.2% to 74.4%. This resulted in an increase in RevPAR of 4.5% in the first quarter of 1998 over the first quarter of 1997. Included in this group are two hotels that added suites/rooms since the first quarter of 1997, Boston-Marlborough Embassy Suites (added 129 suites/rooms in the second quarter of 1997) and Orlando North Embassy Suites (added 67 suites/rooms in the first quarter of 1998). These two hotels experienced 48.6% increase in suite/room revenue over the same period in 1997. The continued growth in revenues at these hotels is attributed to the strength of the markets in which these hotels are located and aggressive rate management.

         The CSS Hotels are made up of 18 former Crown Sterling Suites(R) Hotels which the Operating Partnership acquired in late 1995 and early 1996. The CSS Hotels increased suite/room revenue by 11.5% for the three months ended March 31, 1998 compared to 1997. Occupancy increased by 2.3% to 74.8% and ADR increased 8.9% to $132.95. RevPAR increased 11.5% from $89.22 to $99.48 in the first quarter of 1998. The strength of the improvements in the CSS Hotels is partially a result of the $54 million suite/room renovation program that was completed in the first quarter of 1997.

         The 1996 Acquisition Hotels had an 8.6% increase in suite/room revenue for the three months ended March 31, 1998 compared to the corresponding period in 1997. ADR increased 8.8% to $128.56 and occupancy declined 0.1% from 72.2% to 72.1%. RevPAR for the three months ended 1998 increased 8.6% as compared to the corresponding period in 1997, ranging from a decrease at the Beaver Creek, Colorado Embassy Suite hotel of 0.9% to an increase of 42.3% at the Piscataway, New Jersey Embassy Suites hotel.

         The 1997 Acquisition Hotels experienced suite/room revenue increases of 1.7% during the first quarter of 1998. Occupancy declined 2.7% from 71.8% to 69.9% while ADR increased 4.5% to $114.07. Included in the 1997 Acquisition hotels are ten hotels which were undergoing renovation or had recently been converted to a different brand. Excluding these ten hotels, the 1997 Acquisitions would have recorded an increase in revenue of 5.1%.

LIQUIDITY AND CAPITAL RESOURCES

         The Operating Partnership's principal source of cash to meet its cash requirements, including repayments of indebtedness, is cash flow from the Percentage Leases. For the three months ended March 31, 1998, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $33.2 million and Funds From Operations (as previously defined) was $41.7 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Operating Partnership's liquidity, including repayments of indebtedness, are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         At March 31, 1998, the Lessee had paid all amounts then due the Operating Partnership under the Percentage Leases. During the first quarter of 1998, the Lessee had a net income of $775,000. The Lessee had a shareholders' deficit of $8.3 million at March 31, 1998 resulted primarily from losses during 1997 and 1996, as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite/room nights lost during those years due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. It is anticipated that the Lessee's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $17.0 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 37 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at March 31, 1998.

         The Company intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         At March 31, 1998, the Operating Partnership had $25.7 million of cash and cash equivalents and had utilized $153 million of the amount available under the Operating Partnership's $550 million unsecured revolving Line of Credit. The Operating Partnership has entered into negotiations with its Lenders to increase its existing $550 million Line of Credit to $1 billion and to provide a $200 million unsecured term loan facility. These changes in the Line of Credit are designed to provide the Operating Partnership with additional flexibility in financing and will enable the Operating Partnership to pay off a portion of the secured debt to be acquired by it as a result of the Merger with Bristol.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Operating Partnership has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Operating Partnership's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Operating Partnership at March 31, 1998 are summarized in the following table:

                                                           SWAP RATE
                                                            RECEIVED
                        SWAP RATE       EFFECTIVE         (VARIABLE) AT         SWAP
NOTIONAL AMOUNT        PAID (FIXED)     FIXED RATE          3/31/98           MATURITY
---------------        -----------      ----------         -----------        --------
$50 million               6.11125%      7.51125%            5.62500%        October 1999
$25 million               5.95500%      7.35500%            5.62500%        November 1999

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

         To provide for additional flexibility, FelCor registered up to an aggregate of $1.0 billion in common stock, preferred stock, depositary shares, debt securities and/or common stock warrants pursuant to an "omnibus" shelf registration statement filed February 17, 1998.

         Under the Merger Agreement FelCor has agreed to provide Bristol a $120 million interim credit facility (the "Interim Credit Facility"). Under the Interim Credit Facility, FelCor will loan to Bristol (i) $40 million to fund a portion of the cash purchase price and to prepay certain indebtedness assumed by Bristol in connection with the acquisition of a 20 hotel portfolio, (ii) $31.2 million to fund the prepayment of $30 million in outstanding principal amount of Bristol's Senior Secured Notes and a related prepayment premium, (iii) $9 million for general corporate purposes and (iv) additional cash for necessary capital improvements. The Interim Credit Facility will be secured by real estate acceptable to FelCor. If the Merger Agreement is terminated due to the failure of FelCor's stockholders to approve the Merger, the Interim Credit Facility will be converted into unsecured indebtedness of Bristol with a maturity of December 31, 2003; however, any loan balance in excess of $56.2 million will remain secured and due 120 days after the termination of the Merger Agreement. At May 11, 1998 FelCor had advanced the entire $120 million to be provided by it under the Interim Credit Facility.

         On May 7, 1998 FelCor sold 5.75 million depositary shares, representing 57,500 shares of 9% Series B Preferred Stock, at $25 per depositary share. The net proceeds of approximately $139.2 million were contributed to the Operating Partnership in exchange for Series B Preferred Units (with the same terms as the Series B Preferred Stock) and were primarily used to reduce borrowings on the Line of Credit.

         The Operating Partnership's cash flow used in financing activities of approximately $7.7 million for the three months ended March 31, 1998 resulted from the following: net borrowings under the Operating Partnership's Line of Credit of $17.0 million and distributions paid to preferred unitholders and unitholders of $24.7 million.

INFLATION

         Operators of hotels, in general, possess the ability to adjust suite/room rates periodically to reflect the effects of inflation. Competitive pressures may, however, limit the Lessee's ability to raise suite/room rates.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Operating Partnership's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent the cash flow from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Operating Partnership expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its unitholders.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("1934 Act"). Although the Operating Partnership believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Operating Partnership's current expectations are disclosed herein and in the Operating Partnership's other filings under the 1933 Act and 1934 Act (collectively, "Cautionary Disclosures"). The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to the Operating Partnership or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

                          PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Operating Partnership through March 31, 1998, see Note 1 of Notes to Consolidated Financial Statements of FelCor Suites Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  Exhibit
                  Number                             Description
                  -------                            -----------
                         10.2.1            -   Schedule  of  executed  Lease  Agreements  identifying  material variations  from the form of Lease  Agreement  with  respect  to hotels acquired by the Operating Partnership through
                                               April 20, 1998.

                         27                -   Financial Data Schedule


             (b)    Reports on Form 8-K:   -   None


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1998

                        FELCOR SUITES LIMITED PARTNERSHIP



                        By:  /s/ Lester C. Johnson
                             -----------------------------------
                                 Lester C. Johnson
                            Vice President and Controller
                             (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
10.2.1    - Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Operating Partnership through April 20, 1998.

27        - Financial Data Schedule