Form 10-K405/A
period 1997-12-31
FELCOR SUITES LP
filed 1998-05-29
CIK 1048789

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                        FELCOR SUITES LIMITED PARTNERSHIP

                                      INDEX



                                                                                                  FORM 10-K
                                                                                                    REPORT
ITEM NO.                                                                                            PAGE
-------                                                                                            --------
                                     PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ......................       3
6. Selected Financial Data ....................................................................       5
7. Management's Discussion and Analysis of Financial Condition and Results of Operations ......      10
8. Financial Statements and Supplementary Data ................................................      19
9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .......      19


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

         Actual historical results of operations for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in millions, except percentages and hotel counts):

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

         Total expenses increased $54.9 million in 1997 over the corresponding period in 1996 resulting primarily from increased expenses related to the acquisition of 90% to 100% interests in 21 hotels during 1997 and 19 hotels in 1996. The 21 hotels acquired in 1997 consist of 11 Doubletree Guest Suites, five Sheraton, three Embassy Suites and two Sheraton Suites hotels. The 19 hotels acquired in 1996 consist of 18 Embassy Suites hotels and one Hilton Suites hotel.

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

          The following table details the computation of Funds From Operations (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                             1997         1996         1995
                                                                             ----         ----         ----
FUNDS FROM OPERATIONS (FFO):
Net income ...........................................................     $ 69,467     $ 46,527     $ 15,322
Add back:
   Extraordinary charge from write off  of deferred financing fees ...          185        2,354
   Depreciation ......................................................       50,798       26,544        5,232
   Depreciation for unconsolidated entities ..........................        9,365        1,716          153
                                                                           --------     --------     --------
FFO ..................................................................     $129,815     $ 77,141     $ 20,707
                                                                           ========     ========     ========
Weighted average number of units outstanding (a) .....................       39,157       29,306        8,989

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

THE YEAR 2000 ISSUE

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company has recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. The Company has been informed that companies leasing and managing the hotels owned by it are in the process of studying the Year 2000 issue, including inquiries of their vendors. Upon the completion of these studies, which is expected in late 1998, the Company will determine the extent to which it may be vulnerable to third parties' failure to remedy their Year 2000 issues and potential effects of any such failures. The Company estimates that the expense associated with the Year 2000 issue will not be material to the Company's business, operations or financial condition.

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


Date: May 29, 1998

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

11.  PRO FORMA INFORMATION (UNAUDITED)

         As discussed in Note 1, the Operating Partnership completed acquisitions of interests in 23 hotels during 1996 and 30 hotels in 1997 for aggregate purchase prices of $540.3 million and $658.4 million respectively. The acquisitions are accounted for using the purchase method and the results of operations for the hotels acquired are included in the Company's historical Statements of Operations from the date of acquisition. As such, the historical results of operations may not be indicative of future results of operations and net income per common share.

         The following unaudited Pro Forma Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data) are presented as if the acquisitions of all 73 hotels owned at December 31, 1997, the private placement of $300 million of senior unsecured notes and the consummation of the 1997 and 1996 public offerings and the application of the net proceeds therefrom had occurred at the beginning of the periods presented, and all of the hotels had been leased to the Lessee pursuant to the Percentage Leases. Such pro forma information is based in part upon the Consolidated Statements of Operations of the Operating Partnership and pro forma Statements of Operations of the Lessee. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

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