Form 10-K405/A
period 1997-12-31
FELCOR SUITES LP
filed 1998-06-16
CIK 1048789

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                        FELCOR SUITES LIMITED PARTNERSHIP

                                      INDEX


                                                                                                  FORM 10-K
                                                                                                    REPORT
ITEM NO.                                                                                            PAGE
-------                                                                                            --------
                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................       3

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

Date: June 16, 1998

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

         The following unaudited Pro Forma Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data) are presented as if the acquisitions of all 73 hotels owned at December 31, 1997, the private placement of $300 million of senior unsecured notes and the consummation of the 1997 and 1996 public offerings and the application of the net proceeds therefrom had occurred at the beginning of the respective periods presented, and all of the hotels had been leased to the Lessee pursuant to the Percentage Leases. Such pro forma information is based in part upon the Consolidated Statements of Operations of the Operating Partnership and pro forma Statements of Operations of the Lessee. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

                        FELCOR SUITES LIMITED PARTNERSHIP

11.  PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Operating Partnership would have been assuming such transactions had been completed at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.


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