Form 10-Q
period 1998-06-30
FELCOR LODGING L P
filed 1998-08-14
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER 333-39595-01

                       FELCOR LODGING LIMITED PARTNERSHIP
                  (formerly FelCor Suites Limited Partnership)
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

                                 (972) 444-4900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

================================================================================

                       FELCOR LODGING LIMITED PARTNERSHIP

                                     INDEX

                                                                                                                 PAGE
                                                                                                                 ----
                        PART I. -- FINANCIAL INFORMATION

Item 1.       Financial Statements ......................................................................          3
              FELCOR LODGING LIMITED PARTNERSHIP
                 Consolidated Balance Sheets - June 30, 1998 (Unaudited)
                      and December 31, 1997 .............................................................          3
                 Consolidated Statements of Operations -- For the Three and Six Months
                      Ended June 30, 1998 and 1997 (Unaudited) ..........................................          4
                 Consolidated Statements of Cash Flows -- For the Six Months
                      Ended June 30, 1998 and 1997 (Unaudited) ..........................................          5
                 Notes to Consolidated Financial Statements .............................................          6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations .....         13
                 General/Second Quarter Highlights ......................................................         13
                 Results of Operations ..................................................................         14
                 Liquidity and Capital Resources ........................................................         20

                          PART II. -- OTHER INFORMATION

Item 5.       Other Information .........................................................................         23
Item 6.       Exhibits and Reports on Form 8-K ..........................................................         23

SIGNATURE ...............................................................................................         25

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          1998           1997
                                                                                       ----------    ------------
                                                                                       (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $120,554
   and $87,400 at June 30, 1998 and December 31, 1997, respectively ...........        $1,847,039     $1,489,764
Investment in unconsolidated entities .........................................           119,866        132,991
Cash and cash equivalents .....................................................            11,060         17,543
Due from Lessee ...............................................................            32,701         18,908
Deferred expenses, net of accumulated amortization of $2,888
  and $1,987 at June 30, 1998 and December 31, 1997, respectively .............            13,007         10,593
Bristol Interim Credit Facility ...............................................           120,000
Other assets ..................................................................            11,913          3,565
                                                                                       ----------     ----------
        Total assets ..........................................................        $2,155,586     $1,673,364
                                                                                       ==========     ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $1,741 and $1,855 at June 30, 1998
   and December 31, 1997, respectively ........................................        $  784,172     $  465,726
Distributions payable .........................................................            26,664         24,671
Accrued expenses and other liabilities ........................................            24,016         11,331
Capital lease obligations .....................................................            10,048         11,093
Minority interest in other partnerships .......................................            16,064          8,594
                                                                                       ----------     ----------
        Total liabilities .....................................................           860,964        521,415
                                                                                       ----------     ----------

Commitments and contingencies (Note 3 and 4)

Redeemable units, at redemption value .........................................            95,070        102,933
Preferred units:
   Series A Preferred Units....................................................           151,250        151,250
   Series B Preferred Units....................................................           143,750
Partners' capital .............................................................           904,552        897,766
                                                                                       ----------     ----------
        Total liabilities and partners' capital ...............................        $2,155,586     $1,673,364
                                                                                       ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
              (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                          ------------------         ------------------
                                                           1998         1997          1998         1997
                                                          ------       -----         ------       ------
Revenues:
  Percentage lease revenue .......................     $  62,793     $  38,677     $ 118,853      $  74,048
  Equity in income from unconsolidated entities ..         2,689         2,300         3,982          3,427
  Other revenue ..................................         1,920            76         2,095            170
                                                       ---------     ---------     ---------      ---------
        Total revenue ............................        67,402        41,053       124,930         77,645
                                                       ---------     ---------     ---------      ---------

Expenses:
  General and administrative .....................         1,375           874         2,574          1,846
  Depreciation ...................................        17,429        11,314        33,316         21,730
  Taxes, insurance and other .....................         7,568         5,549        14,838         10,756
  Interest expense ...............................        13,795         7,313        23,526         12,914
  Minority interest in other partnerships ........           291           121           482            142
                                                       ---------     ---------     ---------      ---------
        Total expenses ...........................        40,458        25,171        74,736         47,388
                                                       ---------     ---------     ---------      ---------

Net income before extraordinary charge ...........        26,944        15,882        50,194         30,257
Extraordinary charge from write off of deferred
     financing fees
                                                              --            --           556             --
                                                       ---------     ---------     ---------      ---------
Net income .......................................        26,944        15,882        49,638         30,257

Preferred distributions ..........................         4,854         2,949         7,803          5,899
                                                       ---------     ---------     ---------      ---------

Net income applicable to unitholders .............     $  22,090     $  12,933     $  41,835      $  24,358
                                                       =========     =========     =========      =========

Per unit data:
Basic:
  Net income applicable to unitholders before
     extraordinary charge ........................     $    0.56     $    0.44     $    1.07      $    0.85
  Extraordinary charge ...........................            --            --         (0.01)            --
                                                       ---------     ---------     ---------      ---------
  Net income applicable to unitholders ...........     $    0.56     $    0.44     $    1.06      $    0.85
                                                       =========     =========     =========      =========
  Weighted average number of units outstanding ...        39,567        29,439        39,546         28,802
                                                       =========     =========     =========      =========

Diluted:
  Net income applicable to unitholders before
     extraordinary charge ........................     $    0.55     $    0.43     $    1.06      $    0.83
  Extraordinary charge ...........................            --            --         (0.01)            --
                                                       ---------     ---------     ---------      ---------
  Net income applicable to unitholders ...........     $    0.55     $    0.43     $    1.05      $    0.83
                                                       =========     =========     =========      =========
  Weighted average number of units and equivalents
     outstanding .................................        39,882        29,858        39,883         29,206
                                                       =========     =========     =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (UNAUDITED, IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                               ------------------------
                                                                                                  1998         1997
                                                                                               ---------      ---------
Cash flows from operating activities:
          Net income .....................................................................     $  49,638      $  30,257
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation .........................................................        33,316         21,730
                    Amortization of deferred financing fees and organization costs .......         1,256            672
                    Amortization of unearned officers' and directors' compensation .......           396            510
                    Equity in income from unconsolidated entities ........................        (3,982)        (3,427)
                    Extraordinary charge for write off of deferred financing fees ........           556
                    Minority interest in other partnerships ..............................           482            142
              Changes in assets and liabilities:
                    Due from Lessee ......................................................       (13,793)        (3,533)
                    Deferred financing fees ..............................................        (3,558)
                    Deferred costs and other assets ......................................        (8,436)        (4,225)
                    Accrued expenses and other liabilities ...............................        11,599            168
                                                                                               ---------      ---------
                              Net cash flow provided by operating activities .............        67,474         42,294
                                                                                               ---------      ---------

Cash flows from investing activities:
          Acquisition of hotels ..........................................................      (353,615)      (409,587)
          Acquisition of unconsolidated entities .........................................          (418)       (59,571)
          Improvements and additions to hotels ...........................................       (22,244)       (25,374)
          Bristol Interim Credit Facility ................................................      (120,000)
          Cash distributions from unconsolidated entities ................................        15,809          1,402
                                                                                               ---------      ---------
                              Net cash flow used in investing activities .................      (480,468)      (493,130)
                                                                                               ---------      ---------
Cash flows from financing activities:
          Proceeds from borrowings .......................................................       461,000        149,000
          Repayment of borrowings ........................................................      (144,145)       (72,900)
          Contributions ..................................................................       139,064        414,052
          Distributions paid to preferred unitholders ....................................        (7,803)        (5,899)
          Distributions paid to unitholders ..............................................       (41,605)       (27,816)
                                                                                               ---------      ---------
                              Net cash flow provided by financing activities .............       406,511        456,437
                                                                                               ---------      ---------

Net change in cash and cash equivalents ..................................................        (6,483)         5,601
Cash and cash equivalents at beginning of periods ........................................        17,543          7,793
                                                                                               ---------      ---------

Cash and cash equivalents at end of periods ..............................................     $  11,060      $  13,394
                                                                                               =========      =========

Supplemental cash flow information --
          Interest paid ..................................................................     $  22,226      $   9,760
                                                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND FIRST QUARTER HIGHLIGHTS

         FelCor Lodging Limited Partnership, formerly FelCor Suites Limited Partnership (the "Operating Partnership"), and its subsidiaries owned interests in 86 hotels with an aggregate of 21,164 suites/rooms (collectively the "Hotels") at June 30, 1998. The sole general partner of the Operating Partnership is FelCor Lodging Trust Incorporated, formerly FelCor Suite Hotels, Inc. ("FelCor"), a self administered real estate investment trust ("REIT") that at June 30, 1998 owned a 92.4% general partnership interest in the Operating Partnership. FelCor, the Operating Partnership and its subsidiaries, are herein referred to, collectively, as the "Company". The Company owns 100% equity interests in 65 of the Hotels (15,957 suites/rooms), a 90% or greater interest in entities owning seven hotels (1,745 suites/rooms), and 50% interests in separate entities that own 14 hotels (3,462 suites/rooms). At June 30, 1998, 58 of the Hotels were operated as Embassy Suites(R) hotels, 14 as Doubletree Guest Suites(R) hotels, two as full-service Doubletree(R) hotels, five as Sheraton(R) hotels, four as Sheraton Suites(R) hotels, one as a Hilton(R) hotel, one as a Hilton Suites(R) hotel and one was in the process of being converted to a full-service Doubletree hotel. The Hotels are located in 28 states, with 35 hotels in California, Florida and Texas. The following table provides certain information regarding the acquisition of Hotels through June 30, 1998:

                                   NUMBER OF HOTELS         NUMBER OF
                                      ACQUIRED             SUITES/ROOMS
                                      --------             ------------
1994                                     7                      2,041
1995                                    13                      2,649
1996                                    23                      5,769
1997                                    30                      7,608
1ST QUARTER 1998                         2                        348
2ND QUARTER 1998                        11                      2,749
                                        --                     ------
                                        86                     21,164
                                        ==                     ======

         At June 30, 1998, the Operating Partnership leased all of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, ("DJONT"), or a consolidated subsidiary thereof (collectively, the "Lessee"), under operating leases providing for the payment of percentage rent (the "Percentage Leases"). Hervey A. Feldman and Thomas J. Corcoran, Jr., who at June 30, 1998 were Chairman of the Board of Directors and Chief Executive Officer of FelCor, respectively, beneficially own a 50% voting equity interest in the Lessee. The remaining 50% non-voting equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Operating Partnership. The Lessee has entered into management agreements pursuant to which 73 of the Hotels are managed by Promus Hotel Corporation ("Promus"), or by a subsidiary thereof, nine are managed directly by, or by a subsidiary of, ITT Sheraton Corporation ("Sheraton") and four are managed by three independent management companies. Promus is the largest operator of all-suite, full service hotels in the United States.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SECOND QUARTER HIGHLIGHTS -- (CONTINUED)

     A brief discussion of the second quarter 1998 highlights follows:

o The Company acquired 11 hotels during the second quarter of 1998. Eight upscale, full-service all-suite hotels were acquired from Starwood
     Hotels & Resorts (NYSE:HOT) for an aggregate cash price of $245 million. The eight hotels acquired from Starwood have a total of 1,898 suites and are located in geographically diverse U.S. markets. The Operating Partnership acquired 100% ownership interests in one hotel located in Secaucus, New Jersey for approximately $23.4 million. In addition, the Operating Partnership acquired, through a 90% owned partnership, interests in two other hotels located in Denver, Colorado and Dallas, Texas for approximately $50.9 million in cash.

o In May 1998, FelCor raised approximately $140 million from the sale of depositary shares representing its 9% Series B Cumulative Redeemable Preferred Stock net of $3.8 million of offering expenses and contributed the proceeds to the Operating Partnership in exchange for preferred units.

o The Operating Partnership declared second quarter distribution of $0.55 per unit, $0.4875 per unit on its $1.95 Series A Cumulative Convertible Preferred Units and $0.525 per depositary share on its 9% Series B Cumulative Redeemable Preferred Units.

o Following the end of the second quarter 1998 the Operating Partnership increased its unsecured credit facilities to $1.1 billion from $550 million. The new unsecured credit facility consists of an $850 million revolving line of credit which matures in three years and a $250 million term loan that matures in 18 months. (See Note 4)

o On July 28, 1998, FelCor completed the merger with Bristol Hotel Company (NYSE:BH) ("Bristol") following approval by FelCor's Shareholders on July 27, 1998. In conjunction with this closing FelCor issued 31.0 million shares of Common Stock and assumed approximately $700 million in debt in exchange for Bristol's real estate holdings. These which were subsequently contributed to the Operating Partnership in exchange for a like number of Operating Partnership Units. (See Note 9)

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Operating Partnership included in the Operating Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Operating Partnership for the unaudited periods.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUPPLEMENTAL CASH FLOW INFORMATION

     During the first six months of 1998, the Operating Partnership purchased certain assets and assumed certain liabilities of hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

           Assets acquired ......................................     $367,058
           Debt assumed .........................................       (1,479)
           Operating Partnership units issued ...................       (4,976)
           Minority interest contribution in other partnerships..       (6,988)
                                                                      --------
           Net cash paid by the Company .........................     $353,615
                                                                      ========

3. COMMITMENTS AND RELATED PARTY TRANSACTIONS

     At June 30, 1998, the Operating Partnership owned interests in 58 Embassy Suites hotels, 14 Doubletree Guest Suites hotels, two full-service Doubletree hotels, five Sheraton hotels, four Sheraton Suites hotels, one Hilton Suites hotel, one Hilton hotel and one hotel in the process of conversion to a full-service Doubletree hotel. The Embassy Suites hotels, Hilton Suites hotel and Hilton hotel operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite/room revenue. These fees are paid by the Lessee. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Doubletree hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in management agreements with the Lessee.

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

     The Operating Partnership is to receive rental income from the Lessee under the Percentage Leases which expire in 2004 (7 hotels), 2005 (12 hotels), 2006 (19 hotels), 2007 (14 hotels), 2008 (13 hotels) and 2012 (7 hotels). The Percentage Leases for the 14 unconsolidated entities expire in 2005 (1 hotel), 2006 (4 hotels) and 2007 (9 hotels). The rental income under the Percentage Leases between the 14 unconsolidated entities, of which the Operating Partnership owns 50%, and the Lessee are payable to the respective entities and as such is not included in the following schedule of future lease commitments to the Operating Partnership. Minimum future rental income (i.e., base rents) to the Operating Partnership under these noncancellable operating leases at June 30, 1998 is as follows (in thousands):

               Remainder of 1998 .........   $   66,989
               1999 ......................      134,364
               2000 ......................      134,451
               2001 ......................      137,596
               2002 ......................      137,596
               2003 and thereafter .......      641,199
                                             ----------
                                             $1,252,195
                                             ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed to make loans to the Lessee of up to an aggregate of approximately $17.3 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at June 30, 1998.

4. DEBT

         Debt obligations at June 30, 1998 and December 31, 1997 consist of the following (in thousands):

                                                  JUNE 30,         DECEMBER 31,
                                                    1998              1997
                                                  ---------        ---------
Senior unsecured notes, net of discount .........  $298,259         $298,145
Line of Credit ..................................   453,000          136,000
Renovation loan .................................    25,000           25,000
Collateralized mortgage note ....................     7,263            5,931
Other debt payable ..............................       650              650
                                                  ---------        ---------
                                                   $784,172         $465,726
                                                  =========        =========

         Under its loan agreements, the Operating Partnership is required to satisfy various affirmative and negative covenants. The Operating Partnership was in compliance with these covenants at June 30, 1998.

         On July 1, 1998, the Operating Partnership increased its unsecured credit facilities to $1.1 billion, consisting of an $850 million revolving line of credit ("Line of Credit") which matures in three years and a $250 million non-amortizing term loan ("term loan") which matures in 18 months. Interest payable on borrowings under the credit facilities is variable, determined from a ratings and leverage-based pricing matrix, ranging from 87.5 basis points to 175 basis points above LIBOR. The initial interest spread will be 150 basis points. Additionally, the Operating Partnership is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, ranging from 20 to 30 basis points. In the third quarter of 1998, the Operating Partnership intends to write off approximately $2.5 million of deferred expenses relating to the $550 million Line of Credit. Through June 30, 1998, the Operating Partnership has incurred additional expenses of approximately $3.6 million in deferred loan costs associated with the $1.1 billion unsecured credit facility.

         On July 1, 1998, the Operating Partnership entered into six separate interest rate swap agreements with four financial institutions to manage the relative mix of its debt between fixed and variable rate instruments. These interest rate swap agreements modify a portion of the interest characteristics of the Operating Partnership's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The $250 million of interest rate swaps are comprised of $125 million of 5-year contracts maturing on July 1, 2003, with fixed rates ranging from 5.80% to 5.83% and $125 million of 5-year contracts maturing on July 1, 2003, providing for optional termination by the counterparties on July 1, 2001, with fixed rates ranging from 5.55% to 5.56%.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

         At June 30, 1998, the Operating Partnership owned 50% interests in separate entities owning 14 hotels, a parcel of undeveloped land and a condominium management company. The Operating Partnership also owned a 97% non-voting interest in an entity developing condominiums for sale. The Operating Partnership is accounting for its investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                          JUNE 30,       DECEMBER 31,
                                                                           1998             1997
                                                                           ----             ----
Balance sheet information:
     Investment in hotels, net of accumulated depreciation ......         $250,215        $256,032
     Non-recourse mortgage debt .................................         $167,317        $138,956
     Equity .....................................................         $ 94,154        $126,324

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30                      JUNE 30
                                                                            -------------------          ----------------
                                                                            1998          1997          1998           1997
                                                                            -----         -----         ----           ----
Statements of operations information:
     Percentage lease revenue .......................................     $ 14,222      $ 14,224      $ 26,569      $ 23,729
     Other income ...................................................          954                       1,114
                                                                          --------      --------      --------      --------
     Total revenue ..................................................       15,176        14,224        27,683        23,729
                                                                          --------      --------      --------      --------
     Expenses:
          Depreciation ..............................................        4,278         4,108         8,543         7,214
          Taxes, insurance and other ................................        1,594         1,748         3,160         3,178
          Interest expense ..........................................        3,095         2,907         6,354         5,001
                                                                          --------      --------      --------      --------
     Total expenses .................................................        8,967         8,763        18,057        15,393
                                                                          --------      --------      --------      --------
     Net income .....................................................     $  6,209      $  5,461      $  9,626      $  8,336
                                                                          ========      ========      ========      ========
     50% of net income attributable to the Operating Partnership ....     $  3,105      $  2,731      $  4,813      $  4,168
     Amortization of cost in excess of book value ...................         (416)         (431)         (831)         (741)
                                                                          --------      --------      --------      --------
     Equity in income from unconsolidated entities ..................     $  2,689      $  2,300      $  3,982      $  3,427
                                                                          ========      ========      ========      ========

6. SERIES B PREFERRED UNITS

         On May 7, 1998, FelCor issued 5,750,000 Depositary Shares (including 750,000 shares pursuant to the exercise of an over-allotment option), each representing an 1/100 interest in a share of 9% Series B Cumulative Redeemable Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), of FelCor. Each share of Series B Preferred Stock is entitled to a liquidation preference of $2,500 per share (equivalent to $25 per Depositary Share plus accrued dividends). The Series B Preferred Stock is not redeemable prior to May 7, 2003. The Series B Preferred Stock may be redeemed at the option of FelCor in whole or in part, at a redemption price of $2,500 per share plus accrued dividends. All of the Series B Preferred Stock proceeds were contributed to the Operating Partnership in exchange for a like number of preferred units. The preference on the Series B Preferred Units are the same as Felcor's Series B Preferred Stock.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the three and six months ended June 30, 1998 and 1997 (in thousands):

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                    --------------------      ---------------------
                                                                     1998          1997        1998          1997
                                                                    ------        ------      -------       -------
Real estate and personal property taxes .............               $6,456        $4,423      $13,023      $  8,833
Property insurance ..................................                  293           455          545           863
Land lease expense ..................................                  579           411          805           660
State franchise taxes ...............................                  240           160          465           300
Other ...............................................                                100                        100
                                                                    ------        ------      -------       -------
     Total taxes, insurance and other ...............               $7,568        $5,549      $14,838       $10,756
                                                                    ======        ======      =======       =======

8. BRISTOL INTERIM CREDIT FACILITY

         Under the Bristol Merger Agreement, the Operating Partnership provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). Under the Interim Credit Facility, the Operating Partnership loaned to Bristol
(i) $45 million to fund a portion of the cash purchase price and to prepay certain indebtedness assumed by Bristol in connection with the acquisition of a 20 hotel portfolio, (ii) $32.8 million to fund the prepayment of $30 million in outstanding principal amount of Bristol's Senior Secured Notes and a related prepayment premium, (iii) $9 million for general corporate purposes and (iv) $33.2 million for necessary capital improvements. The Interim Credit Facility was secured by real estate. At June 30, 1998, the Operating Partnership had advanced the entire $120 million to Bristol under the Interim Credit Facility. At July 28, 1998, the Interim Credit Facility was assumed and canceled by the Operating Partnership upon completion of the merger with Bristol.

9. SUBSEQUENT EVENTS

        On July 27, 1998, FelCor announced the approval by its Shareholders of the merger with Bristol at its 1998 Annual Shareholders Meeting. Approximately 75% of FelCor's outstanding Common Stock voted in favor of, and less than 1% voted against, the proposed merger.

         On July 28, 1998, FelCor completed the merger of Bristol's real estate holdings with and into the Company. The merger resulted in the acquisition of 109 primarily full-service Bristol hotels in return for approximately 31.0 million shares of newly issued FelCor Common Stock. The Hotels and assumed debt were subsequently exchanged for a like number of Operating Partnership units. Based on the July 27, 1998 closing prices of FelCor Common Stock, the transaction was valued at approximately $1.7 billion, including the assumption of approximately $700 million in debt. The Bristol hotels add more than 28,000 rooms to the Operating Partnership's portfolio at approximately $59,000 per room. The merger established significant brand/owner manager relationships for the Company with Bass plc and its subsidiary Bass Hotels & Resorts, which acquired approximately 14% of FelCor's currently outstanding Common Stock in the merger. Bristol Hotels & Resorts, the new hotel operating company spun off from Bristol prior to Bristol's merger into FelCor, will continue to lease and operate the hotels acquired in the merger. With the completion of the Bristol merger and related transactions, the Operating Partnership's consolidated debt-to-total investment in hotel assets, at cost, is approximately 37%, fixed interest rate debt comprised 61% of total indebtedness, and only 7% of total assets were encumbered with secured debt. In addition to its current standing as the owner of the largest number of Embassy Suites hotels, as a result of the merger the Operating Partnership is the owner of the largest number of Crowne Plaza(R) and Holiday Inn(R) hotels.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited Pro Forma Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997 are presented as if the acquisitions of all hotels owned by the Operating Partnership at June 30, 1998, the equity offerings (and subsequent contribution of the proceeds to the Operating Partnership) consummated during 1997 and 1998 and the merger with Bristol had occurred as of the beginning of the periods presented and the Hotels had been leased pursuant to Percentage Leases.

     The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Operating Partnership would have been assuming such transactions had been completed at the beginning of the periods presented nor does it purport to represent the results of operations for future periods.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                          ----------------
                                                          1998        1997
                                                          ----        ----
Revenues:
  Percentage lease revenue .......................     $244,227     $226,564
  Equity in income from unconsolidated entities...        5,367        4,462
  Other income ...................................          103           --
                                                       --------     --------
     Total revenue ...............................      249,697      231,026
                                                       --------     --------
Expenses:
  General and administrative .....................        3,073        2,346
  Depreciation ...................................       65,513       62,313
  Taxes, insurance and other .....................       38,814       37,278
  Interest expense ...............................       52,625       51,202
  Minority interest in other partnerships ........          677          628
                                                       --------     --------
     Total expenses ..............................      160,702      153,767
                                                       --------     --------
Net income .......................................       88,995       77,259

Preferred distributions ..........................       12,368       12,368
                                                       --------     --------
Net income applicable to unitholders .............     $ 76,627     $ 64,891
                                                       ========     ========

Per unit data:
Basic:
  Net income applicable to unitholders ...........     $   1.09     $    .94
                                                       ========     ========
  Weighted average number of units outstanding ...       70,532       69,374
                                                       ========     ========

Diluted:
  Net income applicable to unitholders ...........     $   1.07     $    .92
                                                       ========     ========
  Weighted average number of units outstanding ...       71,458       70,380
                                                       ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Operating Partnership and the definitions of certain capitalized terms used herein, reference is made to
Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

SECOND QUARTER HIGHLIGHTS:

o Total revenue increased by 64% for the second quarter and 61% for the first six months of 1998 over the comparable periods last year.

o Funds From Operations ("FFO") of $45.0 million for the quarter ended June 30, 1998 sets a new quarterly record.

o Net income per diluted unit for the quarter increased 28% from $0.43 to $0.55.

o The Operating Partnership's 43 comparable hotels, those owned at both December 31, 1997 and 1996, produced a 6.3% Revenue Per Available Suite/Room ("RevPAR") increase over the second quarter 1997 and a 7.5% RevPAR increase over the six months ended June 30, 1997. This increase in RevPAR, coupled with 263 new suites added at three of the 13 Original hotels (as hereafter defined) resulted in increased suite revenue for the 43 comparable hotels of 8.6% for the second quarter and 9.6% for the six months ended June 30, 1997.

o In May 1998, FelCor raised approximately $140 million from the sale of depositary shares representing its 9% Series B Cumulative Redeemable Preferred Stock net of $3.8 million of offering expenses and contributed the proceeds to the Operating Partnership in exchange for preferred units.

o The Operating Partnership declared second quarter distributions of $0.55 per unit on its Operating Partnership Units, $0.4875 per unit on its $1.95 Series A Cumulative Convertible Preferred Units and $0.525 per depositary share on its 9% Series B Cumulative Redeemable Preferred Units.

o    Hotel Acquisitions in Second Quarter 1998:

     o On April 15, 1998, the Operating Partnership acquired a 90% ownership interest in a 248-room Doubletree hotel in Denver (Aurora), Colorado for approximately $21.7 million in cash. The hotel has 11,000 square feet of meeting space and is located 13 miles from the Denver International Airport.

     o On May 4, 1998, the Operating Partnership acquired eight upscale, full-service all-suite hotels from Starwood Hotels & Resorts. The $245 million all-cash purchase includes five Embassy Suites hotels and three Doubletree Guest Suites hotels comprising 1,898 suites. After planned conversions, six hotels will be Embassy Suites hotels managed by Promus and two hotels will be Sheraton Suites hotels managed by Sheraton. Located in geographically diverse U.S. markets, the hotels are currently identified as:

            HOTEL                                                               NUMBER OF SUITES
            -----                                                               ----------------
            Embassy Suites - Phoenix (Airport-44th St.), AZ                           229
            Embassy Suites - Phoenix (Tempe/ASU), AZ                                  224
            Embassy Suites Resort - Palm Desert, CA                                   198
            Embassy Suites - Atlanta (Airport), GA                                    233
            Embassy Suites - St. Louis (Downtown), MO                                 297
            Doubletree Guest Suites - Dallas-Ft. Worth (Airport), TX                  308
            Sheraton Suites - Ft. Lauderdale (Cypress Creek), FL                      254
            Sheraton Suites - Lexington, KY                                           155

     o On May 5, 1998, the Operating Partnership acquired the 301-room Meadowlands Hilton hotel in Secaucus, New Jersey for $23.4 million in cash. The 12-story hotel features 19,000 square feet of meeting and convention space, a 10,000 square foot exhibition center and is located within four miles from downtown Manhattan.

     o On June 1, 1998, the Operating Partnership acquired a 90% ownership interest in a 302-room Doubletree hotel at Dallas-Campbell Centre for $29.2 million in cash, with the remaining 10% ownership interest being purchased by Promus. The Operating Partnership acquired the hotel in conjunction with GE Investments' purchase of the 920,000 square-foot integrated complex known as "Campbell Centre." The 21-story high-rise hotel features 14,000 square feet of meeting space and is inter-connected to two adjoining office towers by interior walkways. The complex is centrally located in the heart of the Central Expressway corridor in Dallas, four miles from Dallas-Love Field Airport and five miles from downtown Dallas.

o Subsequent to the end of the second quarter, the Operating Partnership increased its unsecured credit facilities to $1.1 billion from $550 million. (See Note 4 of Notes to Consolidated Financial Statements of the Operating Partnership)

o On July 28, 1998, FelCor completed the merger with Bristol following approval by FelCor's Shareholders on July 27, 1998. In conjunction with this closing FelCor issued 31.0 million shares of Common Stock and assumed approximately $700 million in debt in exchange for Bristol's real estate holdings. These were subsequently contributed to the Operating Partnership in exchange for a like number of Operating Partnership units. (See Note 9 of Notes to Consolidated Financial Statements of the Operating Partnership)


         RESULTS OF OPERATIONS

         The Company

              Six Months Ended June 30, 1998 and 1997

         For the six months ended June 30, 1998 and 1997, the Operating Partnership had revenues of $124.9 million and $77.6 million, respectively, consisting primarily of Percentage Lease revenues of $118.9 million and $74.0 million, respectively. The increase in total revenue is primarily attributed to the Operating Partnership's acquisition and subsequent leasing pursuant to Percentage Leases, of interests in 19 additional hotels since June 30, 1997.

         Suite/room revenues for the 43 Hotels owned at both December 31, 1997 and 1996 increased 9.6% for the six months ended June 30, 1998 over the corresponding period in 1997 (an increase of $15.4 million). Furthermore, RevPAR for these hotels increased 7.5% and average daily rate ("ADR") increased 8.2% to $124.67 in the six months ended June 30, 1998 from $115.26 in the same period in 1997.

         Management believes that the hotels it acquires will generally experience increases in suite/room revenue and RevPAR (and accordingly, provide the Operating Partnership with increases in Percentage Lease revenue) after completion of renovation, upgrade and possible rebranding; however, as individual hotels undergo such renovation and/or rebranding, their performance has been, and may continue to be adversely affected by such temporary factors as suites/rooms out of service and disruptions of hotel operations. (A more detailed discussion of hotel suite/room revenue is contained in "The Hotels" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $27.3 million in the six months ended June 30, 1998, from $47.4 million to $74.7 million, compared to the same period in 1997. This increase resulted primarily from the additional hotels acquired in 1998 and 1997. Total expenses decreased as percentage of total revenue from 61.0% in the six months ended June 30, 1997 to 59.8% in the same period of 1998. The major components of total expenses are depreciation; taxes, insurance and other; and interest expense.

         Depreciation increased primarily as a result of the additional properties acquired in 1997 and 1998.

         Taxes, insurance and other increased $4.1 million primarily as a result of the increased number of hotels owned.

         Interest expense increased as a percentage of total revenue from 16.6% in the six months ended June 30, 1997 to 18.8% in 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions, renovations and the $120 million loan to Bristol.

         Three Months Ended June 30, 1998 and 1997

         For the three months ended June 30, 1998 and 1997, the Operating Partnership had revenues of $67.4 million and $41.1 million, respectively, consisting primarily of Percentage Lease revenues of $62.8 million and $38.7 million, respectively. The increase in total revenue is primarily attributed to the Operating Partnership's acquisition and subsequent leasing pursuant to Percentage Leases, of interests in 19 additional hotels since June 30, 1997.

         Suite/room revenues for the 43 Hotels owned at both December 31, 1997 and 1996 increased 8.6% for the quarter ended June 30, 1998 over the corresponding period in 1997 (an increase of $7.0 million). Furthermore, RevPAR for these hotels increased 6.3% and ADR increased 8.3% to $122.06 in the second quarter of 1998 from $112.71 in the same period in 1997.

         Total expenses increased $15.3 million in the three months ended June 30, 1998, from $25.2 million to $40.5 million, compared to the same period in 1997. This increase resulted primarily from the additional hotels acquired in 1998 and 1997. Total expenses decreased as percentage of total revenue from 61.3% in the second quarter of 1997 to 60.0% in the same period of 1998. The major components of total expenses are depreciation; taxes, insurance and other; and interest expense.

         Depreciation increased primarily as a result of the additional properties acquired in 1997 and 1998.

         Taxes, insurance and other increased $2.0 million primarily as a result of the increased number of hotels owned.

         Interest expense increased as a percentage of total revenue from 17.8% in the second quarter of 1997 to 20.5% in 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions, renovations, and the $120 million loan to Bristol.

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

The following table details the computation of Funds From Operations (in thousands, except per share and unit data):


                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                       ------------------          ----------------
                                                       1998          1997          1998        1997
                                                       -----         -----         ----        ----
Funds From Operations (FFO):
Net income ......................................     $ 26,944      $ 15,882     $ 49,638      $ 30,257
Less: Series B redeemable preferred
  distributions .................................       (1,905)                    (1,905)
Add back:
  Extraordinary charge from write off of
    deferred financing fees from unconsolidated
    entities ....................................                                     556
  Depreciation ..................................       17,429        11,314       33,316        21,730
  Depreciation for unconsolidated entities ......        2,555         2,485        5,103         4,348
                                                      --------      --------     --------      --------
FFO .............................................     $ 45,023      $ 29,681     $ 86,708      $ 56,335
                                                      ========      ========     ========      ========

Weighted average number of units
  outstanding (a) ...............................       44,572        34,548       44,573        33,896
                                                      ========      ========     ========      ========

        (a) Weighted average number of units are computed including dilutive options, unvested restricted stock grants and assuming conversion of convertible preferred units to units.

        Included in the Funds From Operations described above is the Operating Partnership's share of FFO from its interest in 14 unconsolidated entities. The FFO contribution from these unconsolidated entities was derived as follows (in thousands):

                                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                            ------------------          ----------------
                                                                            1998          1997          1998        1997
                                                                            -----         -----         ----        ----
Statement of operations information:
Percentage Lease revenue ........................................         $ 14,222      $ 14,224      $ 26,569      $ 23,729
Other income ....................................................              954                       1,114
                                                                          --------      --------      --------      --------
                    Total revenue ...............................         $ 15,176        14,224        27,683        23,729
                                                                          --------      --------      --------      --------
Expenses:
          Depreciation ..........................................            4,278         4,108         8,543         7,214
          Taxes, insurance and other ............................            1,594         1,748         3,160         3,178
          Interest expense ......................................            3,095         2,907         6,354         5,001
                                                                          --------      --------      --------      --------
                    Total expenses ..............................            8,967         8,763        18,057        15,393
                                                                          --------      --------      --------      --------

Net income ......................................................         $  6,209      $  5,461      $  9,626      $  8,336
                                                                          ========      ========      ========      ========

50% of net income attributable to the Operating Partnership .....         $  3,105      $  2,731      $  4,813      $  4,168
Amortization of cost in excess of book value ....................             (416)         (431)         (831)         (741)
                                                                          --------      --------      --------      --------
Income from unconsolidated entities .............................            2,689         2,300         3,982         3,427
Add back: 50% of depreciation ...................................            2,139         2,054         4,271         3,607
          Amortization of cost in excess of book value ..........              416           431           831           741
                                                                          --------      --------      --------      --------
FFO contribution of unconsolidated entities .....................         $  5,244      $  4,785      $  9,084      $  7,775
                                                                          ========      ========      ========      ========

The Hotels

        The following table sets forth historical suite/room revenue and percentage changes therein between the periods presented for the 86 hotels which the Operating Partnership had an ownership interest at June 30, 1998. The following table also presents comparative information with respect to Occupancy, ADR and RevPAR for the 13 Original Hotels, the 18 CSS Hotels, the 12 1996 Acquisitions, the 30 1997 Acquisitions and the 13 1998 Acquisitions, regardless of ownership, through June 30, 1998. Except as otherwise noted below, each of such hotels is operated as an Embassy Suites hotel.


                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------          ----------------------------
                                                 1998         1997    VARIANCE          1998        1997     VARIANCE
                                                 ----         ----    --------          ----        ----     --------
Suite/room Revenue (in thousands):
   Original Hotels (13).....................  $  24,055    $  22,045        9.1 %     $ 47,245     $ 42,918        10.1%
   CSS Hotels (18)..........................     39,184       35,559       10.2 %       80,429       72,563        10.8%
   1996 Acquisitions (12)...................     25,226       23,868        5.7 %       48,701       45,486         7.1%
                                               --------     --------                  --------     --------
   Total for Hotels owned at both
      December 31, 1997 and 1996 (43).......     88,465       81,472        8.6 %      176,375      160,967         9.6%
   1997 Acquisitions (30)...................     58,743       57,295        2.5 %      113,272      110,897         2.1%
   1998 Acquisitions (13)...................     20,719       21,021       (1.4)%       43,291       42,387         2.1%
                                               --------     --------                  --------     --------
                                               $167,927     $159,788        5.1 %     $332,938     $314,251         5.9%
                                               ========     ========                  ========     ========

Occupancy:
   Original Hotels..........................       77.2%        80.1%  (2.9) pts.         75.8%        77.7%  (1.9) pts.
   CSS Hotels...............................       75.6%        75.8%  (0.2) pts.         75.2%        74.5%   0.7  pts.
   1996 Acquisitions........................       77.4%        79.3%  (1.9) pts.         74.7%        75.8%  (1.1) pts.
   Total for Hotels owned at both
      December 31, 1997 and 1996............       76.5%        77.9%  (1.4) pts.         75.2%        75.7%  (0.5) pts.
   1997 Acquisitions........................       74.7%        74.9%  (0.2) pts.         72.4%        73.4%  (1.0) pts.
   1998 Acquisitions........................       75.2%        79.0%  (3.8) pts.         74.8%        75.9%  (1.1) pts.

ADR:
   Original Hotels..........................   $ 114.60     $ 109.24        4.9 %     $ 116.10     $ 110.22         5.3%
   CSS Hotels...............................   $ 123.71     $ 111.86       10.6 %     $ 128.27     $ 116.83         9.8%
   1996 Acquisitions........................   $ 127.31     $ 117.50        8.3 %     $ 127.91     $ 117.83         8.6%
   Total for Hotels owned at both
      December 31, 1997 and 1996............   $ 122.06     $ 112.71        8.3 %     $ 124.67     $ 115.26         8.2%
   1997 Acquisitions........................   $ 113.82     $ 110.52        3.0 %     $ 113.81     $ 109.85         3.6%
   1998 Acquisitions........................   $  97.90     $  94.57        3.5 %     $ 103.48     $  99.78         3.7%

RevPAR:
   Original Hotels..........................   $  88.49     $  87.50        1.1 %     $  88.00     $  85.62         2.8%
   CSS Hotels...............................   $  93.46     $  84.81       10.2 %     $  96.45     $  87.01        10.8%
   1996 Acquisitions........................   $  98.48     $  93.18        5.7 %     $  95.58     $  89.29         7.0%
   Total for Hotels owned at both
      December 31, 1997 and 1996............   $  93.39     $  87.85        6.3 %     $  93.81     $  87.26         7.5%
   1997 Acquisitions........................   $  84.99     $  82.83        2.6 %     $  82.39     $  80.61         2.2%
   1998 Acquisitions........................   $  73.65     $  74.73       (1.4)%     $  77.38     $  75.76         2.1%

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

1997 ACQUISITIONS:         Phoenix (Crescent), AZ(3); Covina, CA; Dana Point,
                           CA(1); Los Angeles (LAX North), CA; Lake Buena Vista
                           (Disney World), FL(1); Tampa (Rocky Point), FL(1);
                           Atlanta (Airport), GA(4); Atlanta (Galleria)(3), GA;
                           Atlanta (Perimeter Center), GA; Chicago (O'Hare),
                           IL(4); Overland Park, KS; Baltimore, MD(1); Troy,
                           MI(1); Bloomington, MN(1); Kansas City (Plaza), MO;
                           Raleigh, NC; Raleigh/Durham, NC(1); Omaha, NE(1);
                           Secaucus, NJ; Syracuse, NY; Dayton, OH(1);
                           Philadelphia (Society Hill), PA(3); Nashville
                           (Airport), TN(1); Austin (Airport North), TX; Austin
                           (Downtown), TX(1); Dallas (Market Center), TX; Dallas
                           (Park Central), TX(3); San Antonio (Airport), TX;
                           San Antonio (Northwest), TX; Burlington, VT(3).

1998 ACQUISITIONS:         Phoenix (Airport - 44th St.), AZ; Phoenix
                           (Tempe/ASU), AZ; Palm Desert, CA; Denver (Aurora),
                           CO(6); Wilmington, DE(5); Ft. Lauderdale (Cypress
                           Creek), FL(4); Atlanta (Airport), GA; Lexington,
                           KY(4); St. Louis (Downtown), MO; Secaucus
                           (Meadowlands, NJ(7); Columbus, OH(1); Dallas
                           (Campbell Centre), TX(6); Dallas - Ft. Worth
                           (Airport), TX.

(1) Operating as a Doubletree Guest Suites hotel.
(2) Operating as a Hilton Suites hotel.
(3) Operating as a Sheraton hotel.
(4) Operating as a Sheraton Suites hotel.
(5) In the process of conversion to a Doubletree hotel.
(6) Operating as a Doubletree hotel.
(7) Operating as a Hilton hotel.

     Comparison of The Hotels' Suite/Room Revenues for the Six Months Ended June 30, 1998 and 1997

        The Operating Partnership owned 43 hotels at both December 31, 1997 and 1996. These hotels experienced increased RevPAR of 7.5% for 1998 compared to 1997. Within this group of 43 hotels are the Original Hotels, the CSS Hotels and the 1996 Acquisition Hotels.

        The Original Hotels increased suite/room revenue by 10.1% for the six months ended June 30, 1998 compared to 1997. ADR increased 5.3% to $116.10 and Occupancy declined 1.9 pts. from 75.8% to 77.7%. This resulted in an increase in RevPAR of 2.8% in the six months ended June 30, 1998 over the same period of 1997. Included in this group are three hotels that added suites/rooms since the first quarter of 1997, Boston-Marlborough Embassy Suites (added 129 suites/rooms in the second quarter of 1997), Orlando North Embassy Suites (added 67 suites/rooms in the first quarter of 1998) and Jacksonville Embassy Suites (added 67 suites/rooms in the second quarter of 1998). These three hotels experienced 33.0% increase in suite/room revenue over the same period in 1997. The continued growth in revenues at these hotels is attributed to the strength of the markets in which these hotels are located and aggressive rate management.

        The CSS Hotels are made up of 18 former Crown Sterling Suites(R) Hotels which the Operating Partnership acquired in late 1995 and early 1996. The CSS Hotels increased suite/room revenue by 10.8% for the six months ended June 30, 1998 compared to 1997. Occupancy increased by 0.7 pts. to 75.2% and ADR increased 9.8% to $128.27. RevPAR increased 10.8% from $87.01 to $96.45 in the six months ended June 30, 1998. The strength of the improvements in the CSS Hotels is partially a result of the $54 million suite/room renovation program that was completed in the first quarter of 1997.

        The 1996 Acquisition Hotels had a 7.1% increase in suite/room revenue for the six months ended June 30, 1998 compared to the corresponding period in 1997. ADR increased 8.6% to $127.91 and Occupancy declined 1.1 pts. from 75.8% to 74.7%. RevPAR for the six months ended 1998 increased
7.0% as compared to the corresponding period in 1997.

        The 1997 Acquisition Hotels experienced suite/room revenue increases of 2.1% during the six months ended June 30, 1998. Occupancy declined 1.0% from 73.4% to 72.4% while ADR increased 3.6% to $113.81. Included in the 1997 Acquisition hotels are nine hotels which were undergoing renovation or had recently been converted to a different brand. Excluding these nine hotels, the 1997 Acquisitions would have recorded an increase in revenue of 4.9%.

         For the 43 Hotels owned at both December 31, 1997 and 1996 the operating results in the Pacific region (8 hotels) were especially strong with RevPAR increasing 15.6% for the six months ended June 30, 1998 when compared to the same period of 1997. Other strong geographical regions included the East North Central (7 hotels) and the Mid Atlantic states (2 hotels) with RevPAR increases of 9.5% and 11.1%, respectively. The South Atlantic (13 hotels) and West South Central regions (6 hotels) experienced weaker growth in RevPAR resulting in increases of 3.5% and 4.4%, respectively for the six months ended June 30, 1998 as compared to the same period of 1997. The remaining regions include Mountain (3 hotels), New England (1 hotel) and East South Central (3 hotels) which experienced RevPAR increases of 2.3%, 3.3% and 5.3%, respectively. The moderate increase in the South Atlantic region was partially due to the widespread fires in the state of Florida which affected leisure travel in that region.

LIQUIDITY AND CAPITAL RESOURCES

         The Operating Partnership's principal source of cash to meet its cash requirements, including repayment of indebtedness is cash flow from the Percentage Leases. For the six months ended June 30, 1998, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $67.5 million and Funds From Operations (as previously defined) was $86.7 million. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make lease payments under the Percentage Leases and the Operating Partnership's liquidity, including repayments of indebtedness are substantially dependent on the ability of the Lessee to generate sufficient cash flow from the operation of the Hotels.

         At June 30, 1998, the Lessee had paid all amounts then due the Operating Partnership under the Percentage Leases. During the six months ended June 30, 1998, the Lessee had net income of $2.9 million. The Lessee had a shareholders' deficit of $6.1 million at June 30, 1998 resulting primarily from losses during 1997 and 1996, as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite/room nights lost during those years due to renovation. It is anticipated that a substantial portion of any future profits of the Lessee will be retained until a positive shareholders' equity is restored. It is anticipated that the Lessee's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Messrs. Feldman and Corcoran, certain entities owning preferred interests in the Lessee and the managers of certain of the Hotels have agreed, directly or through their affiliates, to make loans to the Lessee of up to an aggregate of approximately $17.3 million, to the extent necessary to enable the Lessee to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. Amounts so borrowed by the Lessee, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at June 30, 1998.

         The Operating Partnership intends to acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Operating Partnership's investments are insufficient to make such distributions.

         At June 30, 1998, the Operating Partnership had $11.1 million of cash and cash equivalents and had utilized $453 million of the amount available under the Line of Credit.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Operating Partnership has entered into two separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Operating Partnership's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Operating Partnership at June 30, 1998 are summarized in the following table:


                                                        SWAP RATE
                                                         RECEIVED
                        SWAP RATE       EFFECTIVE      (VARIABLE) AT         SWAP
  NOTIONAL AMOUNT      PAID (FIXED)    FIXED RATE         6/30/98           MATURITY
  ---------------      -----------     ----------      -------------        --------
$50 million               6.11%           7.61%            5.69%          October 1999
$25 million               5.95%           7.45%            5.69%          November 1999

         On July 1, 1998, the Operating Partnership entered into six separate interest rate swap agreements. The fixed rates to be paid, the effective interest rate, and the initial variable rate to be received by the Operating Partnership as of July 1, 1998 are summarized in the following table:

                                                        SWAP RATE
                                                         RECEIVED
                        SWAP RATE       EFFECTIVE      (VARIABLE) AT         SWAP
NOTIONAL AMOUNT       PAID (FIXED)    FIXED RATE         7/01/98           MATURITY
---------------       -----------     ----------      -------------        --------
$75 million              5.55%           7.05%            5.67%            July 2001
$25 million              5.56%           7.06%            5.67%            July 2001
$25 million              5.55%           7.05%            5.67%            July 2001
$50 million              5.80%           7.29%            5.67%            July 2003
$50 million              5.80%           7.29%            5.67%            July 2003
$25 million              5.83%           7.33%            5.67%            July 2003

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

         Under the Bristol Merger Agreement, the Operating Partnership provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). Under the Interim Credit Facility, the Operating Partnership loaned to Bristol
(i) $45 million to fund a portion of the cash purchase price and to prepay certain indebtedness assumed by Bristol in connection with the acquisition of a 20 hotel portfolio, (ii) $32.8 million to fund the prepayment of $30 million in outstanding principal amount of Bristol's Senior Secured Notes and a related prepayment premium,
(iii) $9 million for general corporate purposes and (iv) $33.2 million for necessary capital improvements. The Interim Credit Facility was secured by real estate. At June 30, 1998 the Operating Partnership had advanced the entire $120 million to Bristol provided by it under the Interim Credit Facility. At July 28, 1998 the Interim Credit Facility was assumed and canceled by the Operating Partnership with the completion of the merger with Bristol.

         The Operating Partnership spent approximately $15.9 million on upgrading, renovating and/or rebranding 32 hotels during the six months ended June 30, 1998. In addition, the Operating Partnership plans to continue Bristol's $400 million repositioning and redevelopment program of Crowne Plaza and Holiday Inn hotels which were recently acquired by the Operating Partnership upon completion of the Bristol merger. At July 28, 1998, the redevelopment of 39 hotels was completed with a remaining 43 hotels currently in the process of redevelopment. The Operating Partnership plans to spend approximately $175 million to complete this repositioning and redevelopment program, commenced by Bristol in 1997, with an expected completion by the end of 1999.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         During the second quarter 1998, the Emerging Issues Task Force reached a consensus on the issue "Accounting for Contingent Rent in Interim Financial Periods"("EITF 98-9"). Under EITF 98-9, for leases that contain contingent rent provisions based on specified annual sales thresholds, no contingent rent revenue shall be recorded by the lessor in the interim financial statements until the annual thresholds have been reached, which generally occurs later in the fiscal year. The contingent rent provisions of the Operating Partnership's leases contain quarterly thresholds, and as such, EITF 98-9 will have no impact on the financial statements of the Operating Partnership.

                        PART II. -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Operating Partnership through June 30, 1998, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                   Exhibit
                   Number                             Description
                   -------                            -----------
                     3.1      -     Articles of Amendment and Restatement dated
                                    June 22, 1995, amending and restating the
                                    Charter of the Operating Partnership, as
                                    amended or supplemented by Articles of
                                    Merger dated June 23, 1995, Articles
                                    Supplementary dated April 30, 1996, Articles
                                    of Amendment dated August 8, 1996, Articles
                                    of Amendment dated June 16, 1997, Articles
                                    of Amendment dated October 30, 1997,
                                    Articles Supplementary dated May 6, 1998,
                                    Articles of Merger and attached Articles of
                                    Amendment dated July 27, 1998 (filed as
                                    Exhibit 3.1 to FelCor's Current Report on
                                    Form 8-K dated July 27, 1998 and filed
                                    August 10, 1998 ("August Form 8-K") and
                                    incorporated herein by reference).

                    10.2.1    -     Schedule of executed Lease Agreements
                                    identifying material variations from the
                                    form of Lease Agreement with respect to
                                    hotels acquired by the Operating Partnership
                                    through June 30, 1998.

                    10.14     -     Fourth Amended and Restated Revolving Credit
                                    Agreement dated as of July 1, 1997 among the
                                    Operating Partnership, as borrower, the
                                    Lenders party thereto, The Chase Manhattan
                                    Bank, as Administrative Agent, Chase
                                    Securities, Inc. as Arranger, and Bankers
                                    Trust Company, NationsBank, N.A. and Wells
                                    Fargo Bank, National Association as
                                    Co-Arrangers and Documentation Agents (filed
                                    as Exhibit 10.14 to FelCor's August Form 8-K
                                    and incorporated herein by reference)

                    10.17     -     Amended and Restated Master Hotel Agreement
                                    dated as of July 27, 1998 among the
                                    Operating Partnership, BHR and the lessors
                                    and lessees named therein (filed as Exhibit
                                    10.17 to FelCor's August Form 8-K and
                                    incorporated herein by reference)

                    10.18     -     Stockholders' and Registration Rights
                                    Agreement dated as of July 27, 1998, by and
                                    among FelCor, Bass America, Inc., Holiday
                                    Corporation, Bass plc, United/Harvey
                                    Investors I, L.P., United/Harvey Investors
                                    II, L.P., United/Harvey Investors III, L.P.,
                                    United/Harvey Investors IV, L.P. and
                                    United/Harvey Investors V, L.P. (filed as
                                    Exhibit 10.18 to FelCor's August Form 8-K
                                    and incorporated herein by reference)

                    10.19     -     Omnibus Lease Amendment Agreement dated as
                                    of June 30, 1998 among FelCor, the Operating
                                    Partnership and the Lessee to clarify the
                                    meaning of Article III of the Lease as
                                    represented by the actual course of dealing
                                    between Lessors and Lessees under such
                                    leases prior to the date hereof.

                    27        -     Financial Data Schedule

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1998

                                   FELCOR LODGING LIMITED PARTNERSHIP

                                   By: Felcor Lodging Trust Incorporated
                                            Its General Partner


                                   By:  /s/ Lester C. Johnson
                                       ------------------------------
                                             Lester C. Johnson
                                       Vice President and Controller
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                              Description
-------                             -----------
10.2.1    -     Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Operating Partnership through June 30,
                1998.

10.19     -     Omnibus Lease Amendment Agreement dated as of June 30, 1998 among FelCor, the Operating Partnership and the Lessee to
                clarify the meaning of Article III of the Lease as represented by the actual course of dealing between Lessors and Lessees under such leases prior to the date hereof.

27        -     Financial Data Schedule