Form 10-Q
period 1998-09-30
FELCOR LODGING L P
filed 1998-11-16
CIK 1048789

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM     TO

                       COMMISSION FILE NUMBER 333-39595-01

                       FELCOR LODGING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 72-2544994
 (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or                        Identification No.)
           organization)



 545 E. JOHN CARPENTER FREEWAY, SUITE 1300, IRVING, TEXAS           75062
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

--------------------------------------------------------------------------------

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX


                                                                                                         PAGE
                                                                                                         ----
                                        PART I. -- FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS....................................................................     3
                CONSOLIDATED BALANCE SHEETS -SEPTEMBER 30, 1998 (UNAUDITED)
                     AND DECEMBER 31, 1997...........................................................     3
                CONSOLIDATED STATEMENTS OF OPERATIONS -- FOR THE THREE AND NINE MONTHS
                     ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)...................................     4
                CONSOLIDATED STATEMENTS OF CASH FLOWS -- FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)...................................     5
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................     6

                                                PART II. -- OTHER INFORMATION

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...    14
             GENERAL/THIRD QUARTER HIGHLIGHTS........................................................    14
             RESULTS OF OPERATIONS...................................................................    15
             LIQUIDITY AND CAPITAL RESOURCES.........................................................    20
ITEM 5.      OTHER INFORMATION.......................................................................    25
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K........................................................    25

SIGNATURE............................................................................................    27

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                         1998            1997
                                                                                     -------------   ------------
                                                                                          (UNAUDITED)
                                                     ASSETS
Investment in hotels, net of accumulated depreciation of $148,339
   and $87,400 at September 30, 1998 and December 31, 1997, respectively .........     $3,831,313     $1,489,764
Investment in unconsolidated entities ............................................        136,556        132,991
Cash and cash equivalents ........................................................         49,368         17,543
Due from Lessees .................................................................         28,861         18,908
Deferred expenses, net of accumulated amortization of $1,473 and
   $1,987 at September 30, 1998 and December 31, 1997, respectively ..............         10,617         10,593
Other assets .....................................................................          9,316          3,565
                                                                                       ----------     ----------

           Total assets ..........................................................     $4,066,031     $1,673,364
                                                                                       ==========     ==========

                                            LIABILITIES AND PARTNERS' CAPITAL

Debt and capital lease obligations, net of discount of $1,704 and $1,855 at
   September 30, 1998 and December 31, 1997, respectively ........................     $1,504,852     $  476,819
Distributions payable ............................................................         42,432         24,671
Accrued expenses and other liabilities ...........................................         63,890         11,331
Minority interest in other partnerships ..........................................         16,388          8,594
                                                                                       ----------     ----------
           Total liabilities .....................................................      1,627,562        521,415
                                                                                       ----------     ----------

Commitments and contingencies (Note 3)

Redeemable units at redemption value .............................................         71,552        102,933
Preferred units:
     Series A preferred units ....................................................        151,250        151,250
     Series B preferred units ....................................................        143,750
Partners' capital ................................................................      2,071,917        897,766
                                                                                       ----------     ----------
           Total liabilities and partners' capital ...............................     $4,066,031     $1,673,364
                                                                                       ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                 ------------------------      -----------------------
                                                                   1998           1997           1998           1997
                                                                 ---------      ---------      ---------     ---------
Revenues:
  Percentage lease revenue .................................     $ 105,123      $  48,603      $ 223,990     $ 122,651
  Equity in income from unconsolidated entities ............         2,446          2,338          6,429         5,765
  Other revenue ............................................         1,030            112          3,111           283
                                                                 ---------      ---------      ---------     ---------
           Total revenue ...................................       108,599         51,053        233,530       128,699
                                                                 ---------      ---------      ---------     ---------

Expenses:
  General and administrative ...............................         1,452            897          4,026         2,743
  Depreciation .............................................        27,720         14,238         61,036        35,969
  Taxes, insurance and other ...............................        14,651          6,155         29,490        16,912
  Interest expense .........................................        22,960          7,183         46,486        20,097
  Minority interest in other partnerships ..................           323            195            805           337
                                                                 ---------      ---------      ---------     ---------
           Total expenses ..................................        67,106         28,668        141,843        76,058
                                                                 ---------      ---------      ---------     ---------

Net income before extraordinary charge .....................        41,493         22,385         91,687        52,641
Extraordinary charge from write off of deferred
     financing fees ........................................         2,519                         3,075
                                                                 ---------      ---------      ---------     ---------

Net income .................................................        38,974         22,385         88,612        52,641

Preferred distributions ....................................         6,184          2,949         13,987         8,848
                                                                 ---------      ---------      ---------     ---------

Net income applicable to unitholders .......................     $  32,790      $  19,436      $  74,625     $  43,793
                                                                 =========      =========      =========     =========

Per unit data:
Basic:
  Income applicable to unitholders before extraordinary
     charge ................................................     $    0.57      $    0.50      $    1.65     $    1.35
  Extraordinary charge .....................................         (0.04)                        (0.06)
                                                                 ---------      ---------      ---------     ---------
  Net income applicable to unitholders .....................     $    0.53      $    0.50      $    1.59     $    1.35
                                                                 =========      =========      =========     =========
  Weighted average units outstanding .......................        61,541         39,260         46,958        32,337

Diluted:
  Income applicable to unitholders before extraordinary
     charge ................................................     $    0.57      $    0.49      $    1.64     $    1.34
  Extraordinary charge .....................................         (0.04)                        (0.06)
                                                                 ---------      ---------      ---------     ---------
  Net income applicable to unitholders .....................     $    0.53      $    0.49      $    1.58     $    1.34
                                                                 =========      =========      =========     =========
  Weighted average units and equivalents outstanding .......        61,913         39,717         47,327        32,749



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (UNAUDITED, IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              ------------------------
                                                                                                1998           1997
                                                                                              ---------      ---------
Cash flows from operating activities:
          Net income ....................................................................     $  88,612      $  52,641
          Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
                    Depreciation ........................................................        61,036         35,969
                    Amortization of deferred financing fees and organization costs ......         1,927          1,011
                    Amortization of unearned officers' and directors' compensation ......           605            737
                    Equity in income from unconsolidated entities .......................        (6,429)        (5,765)
                    Extraordinary charge for write off of deferred financing fees .......         3,075
                    Minority interest in other partnerships .............................           805            337
          Changes in assets and liabilities:
                    Due from Lessee .....................................................       (19,031)        (7,893)
                    Deferred financing fees .............................................        (4,300)
                    Deferred costs and other assets .....................................        (4,102)        (4,362)
                    Accrued expenses and other liabilities ..............................        28,933           (966)
                                                                                              ---------      ---------
                              Net cash flow provided by operating activities ............       151,131         71,709
                                                                                              ---------      ---------

Cash flows from investing activities, net of effects of acquisitions:
          Acquisition of hotels .........................................................      (354,435)      (537,100)
          Net cash paid in the acquisition of unconsolidated entities ...................          (984)       (59,571)
          Net cash received in the acquisition of Bristol hotels ........................        16,790
          Bristol Interim Credit Facility ...............................................      (120,000)
          Improvements and additions to hotels ..........................................       (44,310)       (38,413)
          Cash distributions from unconsolidated entities ...............................        18,406          2,849
                                                                                              ---------      ---------
                              Net cash flow used in investing activities ................      (484,533)      (632,235)
                                                                                              ---------      ---------

Cash flows from financing activities, net of effects of acquisitions:
          Proceeds from borrowings ......................................................       942,003        332,000
          Repayment of borrowings .......................................................      (640,300)      (151,900)
          Contributions .................................................................       140,721        448,586
          Distributions paid to preferred unitholders ...................................       (13,987)        (8,848)
          Distributions paid to unitholders .............................................       (63,210)       (48,163)
                                                                                              ---------      ---------
                              Net cash flow provided by financing activities ............       365,227        571,675
                                                                                              ---------      ---------

Net change in cash and cash equivalents .................................................        31,825         11,149
Cash and cash equivalents at beginning of periods .......................................        17,543          7,793
                                                                                              ---------      ---------
Cash and cash equivalents at end of periods .............................................     $  49,368      $  18,942
                                                                                              =========      =========

Supplemental cash flow information --
          Interest paid .................................................................     $  33,322      $  19,907
                                                                                              =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Third Quarter Highlights

         FelCor Lodging Limited Partnership (the "Operating Partnership") and its subsidiaries at September 30, 1998, owned interests in 194 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Operating Partnership is FelCor Lodging Trust Incorporated ("FelCor") a self administered real estate investment trust ("REIT") that at September 30, 1998, owned a 95.8% general partner interest in the Operating Partnership. Felcor, the Operating Partnership and its subsidiaries, are herein referred to, collectively, as the "Company". The Company owns 100% equity interests in 172 of the Hotels, a 90% or greater interest in entities owning seven hotels, and 50% interests in separate entities that own 15 hotels. The Operating Partnership is the owner of the largest number of Embassy Suites(R), Doubletree Guest Suites(R), Crowne Plaza(R) and Holiday Inn(R) branded hotels. The following table provides a schedule of the Hotels by brand:


                          BRAND                              HOTELS
                          -----                              ------
Embassy Suites                                                   57
Holiday Inn                                                      52
Doubletree(R)and Doubletree Guest Suites                         18
Crowne Plaza and Crowne Plaza Suites(R)                          11
Holiday Inn Select(R)                                            12
Sheraton(R)and Sheraton Suites(R)                                10
Harvey Hotel(R)                                                   5
Other Upscale                                                     7
Hampton Inn(R)                                                    9
Fairfield Inn(R)                                                  5
Holiday Inn Express(R)                                            6
Other Full Service                                                2
                                                             ------
         Total Hotels                                           194
                                                             ======

         The Hotels are located in 34 states and Canada, with 78 hotels in California, Florida and Texas. The following table provides information regarding the net acquisition of Hotels through September 30, 1998:


                                       NET HOTELS
                                        ACQUIRED
                                       ----------
1994                                        7
1995                                       13
1996                                       23
1997                                       30
1ST QUARTER 1998                            2
2ND QUARTER 1998                           12
3RD QUARTER 1998                          107
                                          ---
                                          194
                                          ===

         At September 30, 1998, 87 of the Hotels were leased to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), 106 of the Hotels were leased to Bristol Hotels & Resorts or a consolidated subsidiary thereof, (collectively with DJONT, the "Lessees") and one hotel was not leased.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting equity interest in DJONT. The remaining

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND THIRD QUARTER HIGHLIGHTS -- (CONTINUED)

50% non-voting equity interest is beneficially owned by the children of Charles
N. Mathewson, a director of FelCor and major initial investor in the Operating Partnership. DJONT has entered into management agreements pursuant to which 73 of the Hotels leased by it are managed by subsidiaries of Promus Hotel Corporation ("Promus"), nine are managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), two are managed by Bristol Hotels & Resorts and three are managed by two independent management companies. Promus is the operator of the largest number of all-suite, full service hotels in the United States.

         Bristol Hotels & Resorts leases and/or manages the remaining 107 Hotels and is the largest independent hotel operating company in North America. They operate the largest number of Bass Hotels & Resorts - branded hotels in the world.

         A brief discussion of the third quarter 1998 highlights follows:

o Completed the merger of Bristol Hotel Company's hotel assets into FelCor ( the "Bristol Merger") on July 28, 1998. The merger resulted in the acquisition of 109 primarily full-service hotels in return for approximately 31.0 million shares of newly issued FelCor Common Stock. FelCor subsequently contributed the Hotels to the Operating Partnership in exchange for a like number of partnership units. Based on the July 27, 1998 closing prices of FelCor Common Stock, the transaction was valued at approximately $1.7 billion, including the assumption of approximately $700 million in debt. The hotels acquired added more than 28,000 rooms to the Company's portfolio at approximately $59,000 per room. The merger established significant brand/owner manager relationships for the Company with Bass plc and its subsidiary Bass Hotels & Resorts, which acquired approximately 14% of FelCor's currently outstanding Common Stock in the merger. Bristol Hotels & Resorts ("Bristol"), the new hotel operating company spun off from Bristol Hotel Company prior to its merger into FelCor, continues to lease and operate the hotels acquired by FelCor in the merger.

o Sold two of the hotels acquired in the Bristol Merger, the 199-room Holiday Inn Express - Northeast in Atlanta, Ga., and the 200-room Holiday Inn-Orlando Winter Park in Orlando, Fla., for an aggregate sale price of $7.7 million. Presently, the Operating Partnership has pending sales contracts on three additional limited-service hotels, which are expected to close before year end, for an aggregate sales price of $8.6 million. Five additional hotel properties, acquired from Bristol Hotel Company, are being actively offered for sale.

o Twenty-three hotels were undergoing redevelopment and renovation during the quarter, resulting in approximately 120,000 room nights out-of-service, or approximately 3% of available room nights. During the quarter, two hotels were re-branded as Sheraton Suites and four hotels were re-branded as Crowne Plaza hotels. In total, renovations at 11 hotels were completed during the quarter.

o Increased unsecured credit facilities to $1.1 billion from $550 million. The new unsecured credit facilities consist of a $850 million revolving line of credit that matures on July 1, 2001, and a $250 million term loan that matures on January 1, 2000. In connection with the retirement of the old unsecured credit facilities, an extraordinary charge of $2.5 million was recognized in the quarter.

o Declared third quarter distributions of $0.55 per unit, $0.4875 per unit on its $1.95 Series A Cumulative Convertible Preferred Units and $0.5625 per depository share evidencing the 9% Series B Cumulative Redeemable Preferred Units.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND THIRD QUARTER HIGHLIGHTS -- (CONTINUED)

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Operating Partnership included in the Operating Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Operating Partnership for the unaudited periods.

2.       SUPPLEMENTAL CASH FLOW INFORMATION

         On July 28, 1998, the Company acquired by merger, certain assets and assumed certain liabilities relating to hotels owned by Bristol Hotel Company. This was recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):


Assets acquired                               $ 1,975,887
Debt assumed                                     (846,116)
Common Stock issued                            (1,146,561)
                                              -----------
         Net cash received by the Company     $   (16,790)
                                              ===========

         Under the Bristol Merger Agreement, the Operating Partnership provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). At July 28, 1998, the Interim Credit Facility was assumed and canceled by the Operating Partnership upon completion of the merger with Bristol.

         During the first nine months of 1998, the Operating Partnership purchased certain other assets and assumed certain liabilities relating to hotels. These purchases were recorded under the purchase method of accounting. The fair value of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):


Assets acquired .........................................     $ 367,878
Debt assumed ............................................        (1,479)
Operating Partnership units issued ......................        (4,976)
Minority interest contribution in other partnerships ....        (6,988)
                                                              ---------
         Net cash paid by the Company ...................     $ 354,435
                                                              =========

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         At September 30, 1998, the Operating Partnership owned interests in 194 Hotels operating under various brand names. The Hotels generally operate pursuant to franchise license agreements which require the payment of fees based on a percentage of suite/room revenue. These fees are paid by the Lessees. There are no separate franchise license agreements with respect to the Doubletree Guest Suites hotels, Doubletree hotels, Sheraton hotels or Sheraton Suites hotels, which rights are included in management agreements with DJONT.

          DJONT generally pays the Hotel managers a base management fee based on a percentage of suite/room revenue and an incentive management fee based on income before overhead expenses for each hotel. In certain

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

instances, the hotel managers have subordinated fees and committed to make subordinated loans to DJONT, if needed, to meet its rental and other obligations under the Percentage Leases.

         Bristol was both the lessee and/or manager of 107 hotels at September 30, 1998, and, as such, is compensated for both roles through the profitability of the hotels, after meeting their operating expenses and rental obligations under the Percentage Leases. Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH and that files financial statements in accordance with the Securities and Exchange Act of 1934.

         The Operating Partnership receives rental income from the Lessees under the Percentage Leases which expire in 2002 (six hotels), 2003 (12 hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (25 hotels), 2007 (38 hotels), 2008 (52 hotels), and thereafter (15 hotels). Minimum future rental income (i.e., base rents) payable to the Operating Partnership under these noncancellable operating leases at September 30, 1998 is set forth below (in thousands). The Percentage Leases for 14 of the unconsolidated entities expire in 2005 - 2007. The rental income under the Percentage Leases between these 14 unconsolidated entities, of which the Operating Partnership owns 50%, and DJONT are payable to the respective entities and as such is not included in the following schedule of lease commitments to the Operating Partnership.


                                          BRISTOL HOTELS
                               DJONT         & RESORTS        TOTAL
                             ----------   --------------   ----------
Remainder of 1998 ......     $   34,329     $   32,865     $   67,194
1999 ...................        138,575        150,801        289,376
2000 ...................        139,903        176,797        316,700
2001 ...................        143,096        176,797        319,893
2002 ...................        143,090        176,797        319,887
2003 and thereafter ....        603,953        965,798      1,569,751
                             ----------     ----------     ----------
                             $1,202,946     $1,679,855     $2,882,801
                             ==========     ==========     ==========

         Directly or through affiliates, Messrs. Feldman and Corcoran, the owners of joint venture interests in and the managers of certain of the Hotels leased by DJONT have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million, to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at September 30, 1998.

Minimum Liquid Net Worth Requirements

         Pursuant to the Amended and Restated Master Hotel Agreement dated as of July 27, 1998 (the "Master Hotel Agreement"), the lessees under the Percentage Leases that are affiliated with Bristol (the "Bristol Lessees") are required to maintain, collectively, a certain amount of Minimum Liquid Net Worth (defined to mean Liquid Net Worth equal to 15% of the projected annual rent to be paid by the Bristol Lessees under the Percentage Leases). In addition, each Bristol Lessee is required to maintain an individual Liquid Net Worth equal to the portion of the Minimum Liquid Net Worth for all Bristol Lessees allocable to it. For purposes of these covenants, Liquid Net Worth is defined generally to mean the lesser of (i) the net worth of the Bristol Lessee (for this purpose, excluding intangibles) plus any Credit Enhancement Amount, and (ii) the Bristol Lessees' Liquid Assets Amount plus any Credit Enhancement Amount. Liquid Assets Amount is defined generally to mean working capital plus the lesser of book or fair market value of lease or management contracts for non-affiliated hotel properties (those not owned by an affiliate of FelCor or Bristol), hotels or other real property owned and any other income producing

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

or readily marketable tangible property, subject to the reasonable approval of FelCor. Credit Enhancement Amount means, generally, the aggregate amount available under letters of credit, guaranties provided by Bristol or its affiliates, or other forms of credit enhancement acceptable to FelCor.

         The Master Hotel Agreement also requires each Bristol Lessee to certify the amount of its Liquid Net Worth and its then applicable Minimum Liquid Net Worth, as well as the aggregate Liquid Net Worth and the Minimum Liquid Net Worth then applicable to the Bristol Lessees, collectively. If the Liquid Net Worth of any Bristol Lessee or the Bristol Lessees collectively is less than the Minimum Liquid Net Worth, Bristol has the obligation, pursuant to the Master Hotel Agreement, to contribute additional cash, marketable securities or other assets that qualify for the Liquid Assets Amount, or to provide additional credit enhancement equal to the deficiency in the Liquid Net Worth.

         At the closing of the Merger, the Liquid Net Worth of the Bristol Lessees, collectively, was set at $30 million. As credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of all of the Bristol Lessees in a total amount of $20 million. This Letter of Credit is required to be maintained until July 27, 1999. In addition, Bristol and certain of its affiliates have provided guaranties of the Percentage Leases pursuant to which Bristol and such affiliates have guaranteed the payment of rent under the Percentage Leases; provided, however, that the obligation under each such Guaranty is limited to the amount of any deficiency in the Liquid Net Worth of the Bristol Lessees below the Minimum Liquid Net Worth.

4.       DEBT AND CAPITAL LEASE OBLIGATIONS

         Debt and capital lease obligations at September 30, 1998 and December 31, 1997 consist of the following (in thousands):

                                                                                                    BALANCE
                                     INTEREST RATE       MATURITY DATE    SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                     -------------      --------------    ------------------   -----------------
FLOATING RATE DEBT:
  Line of credit - unsecured         LIBOR + 150bp      July 2001            $  349,000          $   61,000
  Term loan - unsecured              LIBOR + 150bp      January 2000            250,000
  Other - unsecured                     Various         June 2000                25,650              25,650
                                                                             ----------          ----------
Total floating rate debt                                                        624,650              86,650
                                                                             ----------          ----------

FIXED RATE DEBT:
  Line of credit - unsecured                 7.27%      July 2001               325,000              75,000
  Publicly-traded term notes -               7.38%      October 2004            174,218             174,116
    unsecured
  Publicly-traded term notes -               7.63%      October 2007            124,098             124,029
    unsecured
  Mortgage debt - secured                    7.46%      November 2007           143,289
  Mortgage debt - secured                    8.0 %      December 2002            45,101
  Other - secured                           Various     Various                  68,496              17,024
                                                                             ----------          ----------
Total fixed rate debt                                                           880,202             390,169
                                                                             ----------          ----------
         Total debt and capital lease obligations                            $1,504,852          $  476,819
                                                                             ==========          ==========

         A portion of the Operating Partnership's Line of Credit is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit to a fixed rate.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)

         Under its loan agreements, the Operating Partnership is required to satisfy various affirmative and negative covenants. The Operating Partnership was in compliance with these covenants at September 30, 1998.

5.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At September 30, 1998, the Operating Partnership owned 50% interests in separate entities owning 15 hotels, a parcel of undeveloped land and a condominium management company. The Operating Partnership also owned a 97% non-voting interest in an entity developing condominiums for sale. The Operating Partnership is accounting for its investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):


                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1998              1997
                                                                    -------------     ------------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation ....     $     252,112     $    256,032
     Non-recourse mortgage debt ...............................     $     169,939     $    138,956
     Equity ...................................................     $      94,775     $    126,324


                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30 ,              SEPTEMBER 30 ,
                                                              ----------------------      ----------------------
                                                                1998          1997           1998          1997
                                                              --------      --------      --------      --------
Statements of operations information:
     Percentage lease revenue ...........................     $ 13,575      $ 13,297      $ 40,144      $ 35,551
     Other income .......................................        2,087         3,140         3,201         4,316
                                                              --------      --------      --------      --------
              Total revenue .............................       15,662        16,437        43,345        39,867
                                                              --------      --------      --------      --------
     Expenses:
          Depreciation ..................................        4,261         4,216        12,804        11,431
          Taxes, insurance and other ....................        2,303         3,436         5,462         6,314
          Interest expense ..............................        3,373         3,215         9,727         8,216
                                                              --------      --------      --------      --------
              Total expenses ............................        9,937        10,867        27,993        25,961
                                                              --------      --------      --------      --------

     Net income .........................................     $  5,725      $  5,570      $ 15,352      $ 13,906
                                                              ========      ========      ========      ========

     50% of net income attributable to the Operating
           Partnership ..................................     $  2,862      $  2,785      $  7,676      $  6,953
     Amortization of cost in excess of book value .......         (416)         (447)       (1,247)       (1,188)
                                                              --------      --------      --------      --------
     Equity in income from unconsolidated entities ......     $  2,446      $  2,338      $  6,429      $  5,765
                                                              ========      ========      ========      ========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the three and nine months ended September 30, 1998 and 1997 (in thousands):


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------     -------------------
                                                    1998         1997       1998         1997
                                                   -------     -------     -------     -------
Real estate and personal property taxes ......     $10,246     $ 5,015     $23,269     $13,848
Property insurance ...........................         801         483       1,346       1,347
Land lease expense ...........................       2,729         459       3,535       1,119
State franchise taxes ........................         561         198       1,026         498
Other ........................................         314                     314         100
                                                   -------     -------     -------     -------
         Total taxes, insurance and other ....     $14,651     $ 6,155     $29,490     $16,912
                                                   =======     =======     =======     =======

7.       SUBSEQUENT EVENTS

         The Operating Partnership completed a $15.5 million non-recourse financing of the Holiday Inn Select in Pittsburgh, Pa., for a term of five years at a fixed interest rate of 7.15%. This financing was obtained to satisfy commitments to the seller made in connection with the acquisition of this hotel.

         A one-time distribution of earnings and profits arising from the Bristol Merger is expected to be made in conjunction with the regular fourth quarter distribution which is expected to be paid to unitholders of record on December 30, 1998. The amount of this additional distribution, which is expected to be finalized before the end of November, 1998, is currently expected to be within the ranges of $0.30 to $0.50 per unit, and $0.17 to $0.33 per share on the $1.95 Series A Cumulative Convertible Preferred Units. The 9% Series B Cumulative Redeemable Preferred Units do not participate in this additional distribution.

         FelCor and Starwood announced the re-branding of the Operating Partnership's 545- room Sheraton Park Central hotel in Dallas, Texas, to the Westin(R) brand. In addition, the two companies have entered into a joint venture agreement combining the ownership of this hotel and an adjacent 438-room Sheraton hotel owned by Starwood, which has recently been re-branded from a Radisson(R) hotel. The Operating Partnership owns 60%, and Starwood owns 40%, of the new joint venture.

8.       PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997 are presented as if the acquisitions of all hotels owned by the Operating Partnership at September 30, 1998, the equity offerings consummated during 1997 and 1998 and the Bristol Merger had occurred as of the beginning of the periods presented and the Hotels had been leased pursuant to Percentage Leases.

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Operating Partnership would have been assuming such transactions had been completed at the beginning of the periods presented nor does it purport to represent the results of operations for future periods.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------
Revenues:
  Percentage lease revenue .........................     $364,762     $302,606
  Equity in income from unconsolidated entities ....        8,045        7,318
  Other income .....................................          159
                                                         --------     --------
     Total revenue .................................      372,966      309,924
                                                         --------     --------

Expenses:
  General and administrative .......................        5,193        3,493
  Depreciation .....................................       97,486       92,731
  Taxes, insurance and other .......................       56,823       54,917
  Interest expense .................................       79,602       76,686
  Minority interest in other partnerships ..........        1,000        1,047
                                                         --------     --------
     Total expenses ................................      240,104      228,874
                                                         --------     --------

Net income .........................................      132,862       81,050

Preferred distributions ............................       18,552       18,552
                                                         --------     --------

Net income applicable to unitholders ...............     $114,310     $ 62,498
                                                         ========     ========

Per common share data:
Basic:
  Net income applicable to unitholders .............     $   1.62     $   0.90
                                                         ========     ========
  Weighted average units outstanding ...............       70,560       69,302
                                                         ========     ========
Diluted:
  Net income applicable to unitholders .............     $   1.60     $   0.89
                                                         ========     ========
  Weighted average units outstanding ...............       71,487       70,308
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

THIRD QUARTER HIGHLIGHTS:

o Revenues increased 113% for the quarter from $51.1 million to $108.6 million.

o Net income applicable to unitholders increased 69% for the quarter from $19.4 million to $32.8 million.

o Income before extraordinary charges per unit increased 16% for the quarter from $0.49 to $0.57.

o Funds From Operations ("FFO") of $68.5 million or $1.03 per unit sets a new quarterly record.

o Completed the merger of Bristol Hotel Company's hotel assets, including 109 hotels, into FelCor on July 28, 1998. FelCor's 1998 third quarter earnings include the results from these hotels for 65 of the 92 days in the quarter.

o The hotel portfolio's revenue per available room ("RevPAR"), including the comparable hotels acquired in the Bristol Merger, increased 4.1% for the quarter and 6.4% year-to-date over the comparable periods. The overall RevPAR percentage increased for the quarter, but at a slower pace than during the first half of 1998. The third quarter RevPAR increase was negatively affected by some overbuilding in select markets and by room additions at three of the hotels. Nevertheless, 70% of the comparable hotels (85 of 123 hotels) produced RevPAR increases in the third quarter as compared to the prior year. Furthermore, the Holiday Inn and Holiday Inn Select hotels, not undergoing renovation in either reporting period, produced RevPAR increases of 5.8% and 6.8% for the quarter and year-to-date, respectively.

o Twenty-three hotels were undergoing redevelopment and renovation during the quarter, resulting in approximately 120,000 room nights out-of-service or approximately 3% of available room nights. During the quarter, two hotels were re-branded as Sheraton Suites and four hotels were re-branded as Crowne Plaza hotels. In total, renovations at 11 hotels were completed during the quarter.

o Sold two of the hotels acquired in the Bristol Merger: the 199-room Holiday Inn Express(R) - Northeast in Atlanta, Ga., and the 200-room Holiday Inn-Orlando Winter Park in Orlando, Fla., for an aggregate sale price of $7.7 million. Presently, the Operating Partnership has pending sales contracts on three additional limited- service hotels, which are expected to close before year end, for an aggregate sales price of $8.6 million. Five additional hotel properties, acquired in the Bristol Merger, are being actively offered for sale.

o Increased the Operating Partnership's unsecured credit facilities to $1.1 billion from $550 million. The new unsecured credit facilities consist of a $850 million revolving line of credit that matures on July 1, 2001, and a $250 million term loan that matures on January 1, 2000. In connection with the retirement of the old unsecured credit facilities, an extraordinary charge of $2.5 million was recognized in the quarter.

o Following the end of the quarter, completed $15.5 million non-recourse financing of the Holiday Inn Select in Pittsburgh, Pa., for a term of five years at a fixed interest rate of 7.15%. This financing was obtained to satisfy commitments to the seller made in connection with the acquisition of this hotel.

o Declared third quarter distributions of $0.55 per unit, $0.4875 per unit on its $1.95 Series A Cumulative Convertible Preferred Units and $0.5625 per depositary share relating to the 9% Series B Cumulative Redeemable Units. The current annual distribution on Operating Partnership Units of $2.20 results in a current FFO payout ratio of approximately 60% and a dividend yield of approximately 9.2%, based on the November 2, 1998, closing price for FelCor Common Stock on the NYSE.

RESULTS OF OPERATIONS

The Company

     Nine Months Ended September 30, 1998 and 1997

         For the nine months ended September 30, 1998 and 1997, the Operating Partnership had revenues of $233.5 million and $128.7 million, respectively, consisting primarily of Percentage Lease revenues of $224.0 million and $122.7 million, respectively. The increase in total revenue is primarily attributed to the Operating Partnership's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 123 additional hotels since September 30, 1997 including 107 hotels acquired on July 28, 1998 through the Bristol Merger.

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

         Total expenses increased $65.8 million in the nine months ended September 30, 1998, from $76 million to $141.8 million, compared to the same period in 1997. This increase resulted primarily from the additional hotels acquired in 1998 and 1997. Total expenses as a percentage of total revenue increased to 60.7% in the nine months ended September 30, 1998 from 59.1% in the same period of 1997. The major components of total expenses are depreciation; taxes, insurance and other; and interest expense.

         Depreciation increased primarily as a result of the additional hotels acquired in 1998 and 1997. However, as a percentage of revenue, depreciation remained relatively constant.

         Taxes, insurance and other increased $12.6 million primarily as a result of the increased number of hotels owned. As a percentage of total revenue, taxes, insurance and other decreased insignificantly from 13.1% to 12.6%.

         Interest expense increased as a percentage of total revenue to 19.9% in the nine months ended September 30, 1998 from 15.6% in the nine months ended September 30, 1997. This increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations and the debt assumed in connection with the Bristol Merger.

     Three Months Ended September 30, 1998 and 1997

         For the three months ended September 30, 1998 and 1997, the Operating Partnership had revenues of $108.6 million and $51.1 million, respectively, consisting primarily of Percentage Lease revenues of $105.1 million and $48.6 million, respectively. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 123 additional hotels since September 30, 1997, including 107 hotels acquired on July 28, 1998 through the Bristol Merger.

         Total expenses increased $38.4 million in the three months ended September 30, 1998, to $67.1 million, compared to the same period in 1997. This increase resulted primarily from the additional hotels acquired in 1998 and 1997. Total expenses increased as percentage of total revenue to 61.8% in the third quarter of 1998 from 56.1% in the third quarter of 1997. The major components of total expenses are depreciation; taxes, insurance and other; and interest expense.

         Depreciation increased primarily as a result of the additional properties acquired in 1998 and 1997. However, as a percentage of revenue, depreciation remained relatively constant.

         Taxes, insurance and other increased $8.5 million primarily as a result of the increased number of hotels owned. As a percentage of total revenue, taxes, insurance and other increased from 12.1% to 13.4%.

         Interest expense increased as a percentage of total revenue to 21.1% in the third quarter of 1998 from 14.1% in the third quarter of 1997. This increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations, and the debt assumed in connection with the Bristol Merger.

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

         The following table details the computation of Funds From Operations (in thousands, except per share and unit data):


                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                            ----------------------      ---------------------
                                                              1998          1997         1998          1997
                                                            --------      --------      --------     --------
Funds From Operations (FFO):
Net income ............................................     $ 38,974      $ 22,385      $ 88,612     $ 52,641
Less: Series B redeemable preferred distributions .....       (3,234)                     (5,139)
Add back:
   Extraordinary charge from write off of deferred
     financing fees from unconsolidated entities ......        2,519                       3,075
   Depreciation .......................................       27,720        14,238        61,036       35,969
   Depreciation for unconsolidated entities ...........        2,501         2,555         7,604        6,904
                                                            --------      --------      --------     --------
FFO ...................................................     $ 68,480      $ 39,178      $155,188     $ 95,514
                                                            ========      ========      ========     ========

Weighted average units outstanding (a) ................       66,603        44,407        52,017       37,439
                                                            ========      ========      ========     ========

        (a) Weighted average units are computed including dilutive options, unvested restricted stock grants and assuming conversion of convertible preferred units to units

        Included in the Funds From Operations described above is the Operating Partnership's share of FFO from its interest in fifteen unconsolidated entities. The FFO contribution from these unconsolidated entities was derived as follows (in thousands):


                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                        ----------------------      ----------------------
                                                                          1998          1997           1998          1997
                                                                        --------      --------      --------      --------
Statements of operations information:
Percentage Lease revenue ..........................................     $ 13,575      $ 13,297      $ 40,144      $ 35,551
Other income ......................................................        2,087         3,140         3,201         4,316
                                                                        --------      --------      --------      --------
               Total revenue ......................................       15,662        16,437        43,345        39,867
                                                                        --------      --------      --------      --------

Expenses:
        Depreciation ..............................................        4,170         4,216        12,714        11,431
        Taxes, insurance and other ................................        2,394         3,436         5,552         6,314
        Interest expense ..........................................        3,373         3,215         9,727         8,216
                                                                        --------      --------      --------      --------
               Total expenses .....................................        9,937        10,867        27,993        25,961
                                                                        --------      --------      --------      --------

Net income ........................................................     $  5,725      $  5,570      $ 15,352      $ 13,906
                                                                        ========      ========      ========      ========

50% of net income attributable to the
      Operating Partnership .......................................     $  2,862      $  2,785      $  7,676      $  6,953
Amortization of cost in excess of book value ......................         (416)         (447)       (1,247)       (1,188)
                                                                        --------      --------      --------      --------
Income from unconsolidated entities ...............................        2,446         2,338         6,429         5,765
Add back: 50% of depreciation .....................................        2,085         2,108         6,357         5,715
                  Amortization of cost in excess of book value ....          416           447         1,247         1,188
                                                                        --------      --------      --------      --------
FFO contribution of unconsolidated entities .......................     $  4,947      $  4,893      $ 14,033      $ 12,668
                                                                        ========      ========      ========      ========

The Hotels

        The following table sets forth hotel operating statistics for all Hotels in which the Operating Partnership owned an interest at September 30, 1998, regardless of the date of acquisition.

COMPARABLE HOTELS (A)


                                               THIRD QUARTER 1998                YEAR-TO-DATE 1998
                                               ------------------                -----------------
                                         OCCUPANCY    ADR       REVPAR    OCCUPANCY    ADR        REVPAR
                                         --------- ----------  ---------  --------- ----------  ---------
Original Hotels ....................       73.7%   $   108.90  $   80.27    75.1%   $   113.68  $   85.36
CSS Hotels .........................       73.5        122.10      89.78    74.6        126.22      94.20
1996 Acquisitions ..................       77.2        126.26      97.51    75.6        127.34      96.23
Total DJONT Comparable Hotels ......       74.6        119.48      89.10    75.6        122.92      92.21

Original Bristol ...................       69.4         74.37      51.63    73.6         73.91      54.40
Holiday Acquisition ................       77.7         88.82      69.03    76.0         84.01      63.82
Omaha Acquisition ..................       57.0         62.56      35.65    52.2         62.43      32.60
Total Bristol Comparable Hotels ....       71.3         80.32      57.31    70.4         77.43      54.49

   Total Comparable Hotels .........       72.4%   $    93.79  $   67.93    72.2%   $    95.71  $   69.07

                                               THIRD QUARTER 1997                YEAR-TO-DATE 1997
                                               ------------------                -----------------
                                         OCCUPANCY    ADR       REVPAR    OCCUPANCY    ADR        REVPAR
                                         --------- ----------  ---------  --------- ----------  ---------
Original Hotels.........................   76.9%   $   107.50  $   82.70     77.4%  $   109.29  $   84.61
CSS Hotels..............................   74.5        113.40      84.49     74.5       115.67      86.16
1996 Acquisitions.......................   77.0        120.34      92.70     76.2       118.69      90.44
Total DJONT Comparable Hotels...........   75.9        113.65      86.23     75.8       114.71      86.91

Original Bristol........................   73.4         68.19      50.08     76.0        68.37      51.93
Holiday Acquisition.....................   79.8         83.13      66.33     77.8        77.90      60.57
Omaha Acquisition.......................   52.9         60.12      31.78     48.1        58.48      28.14
Total Bristol Comparable Hotels.........   73.1         74.99      54.84     71.2        72.06      51.30

   Total Comparable Hotels..............   74.0%   $    88.10   $  65.23     72.9%   $   89.01  $   64.92

                                            CHANGE FROM PRIOR PERIOD               CHANGE FROM PRIOR YEAR
                                         3RD QTR. 1998 VS. 3RD QTR. 1997         1998 VS. 1997 YEAR-TO-DATE
                                         -------------------------------       --------------------------------
                                         OCCUPANCY        ADR     REVPAR       OCCUPANCY       ADR       REVPAR
                                         ---------        ---     ------       ---------       ---       ------
Original Hotels ....................          (3.2) pts.  1.3%      (2.9)%          (2.3)pts.  4.0%         0.9%
CSS Hotels .........................          (1.0)       7.7        6.3             0.1       9.1          9.3
1996 Acquisitions ..................          (0.2)       4.9        5.2            (0.6)      7.3          6.4
Total DJONT Comparable Hotels ......          (1.3)       5.1        3.3            (0.2)      7.2          6.1

Original Bristol ...................          (4.0)       9.1        3.1            (2.4)      8.1          4.8
Holiday Acquisition ................          (2.1)       6.8        4.1            (1.8)      7.8          5.4
Omaha Acquisition ..................           4.1        4.1       12.2             4.1       6.8         15.9
Total Bristol Comparable Hotels ....          (1.8)       7.1        4.5            (0.8)      7.5          6.2

   Total Comparable Hotels .........          (1.6) pts.  6.5%       4.1%           (0.7)pts.  7.5%         6.4%

(A) The Original Hotels (13 hotels), CSS Hotels (18 hotels) and 1996 Acquisitions (12 hotels) are considered DJONT Comparable Hotels since these hotels were owned by FelCor for both the nine months ended September 30, 1997 and 1998.

         Bristol Comparable Hotels exclude hotels undergoing redevelopment in either the 1998 or 1997 period reported, five individual hotel acquisitions and eight hotels targeted for sale. For the third quarter 1998 data, 17 hotels were undergoing redevelopment and were excluded. For year-to-date September 30, 1998 data, 29 hotels were undergoing redevelopment and were excluded.

NON-COMPARABLE HOTELS (B)

                                            THIRD QUARTER 1998                 YEAR-TO-DATE 1998
                                     ------------------------------     -----------------------------
                                     OCCUPANCY       ADR     REVPAR     OCCUPANCY      ADR     REVPAR
                                     ---------     -------   ------     ---------    -------   ------
1997 Acquisitions                         71.7%    $108.87   $78.08          72.2%   $112.16   $80.93
1998 Acquisitions                         71.0       91.44    64.89          73.5      99.56    73.17
Bristol Non-Comparable Hotels (C)         61.5       85.37    52.52          66.3      88.16    58.41

                                            THIRD QUARTER 1997                 YEAR-TO-DATE 1997
                                     ------------------------------     -----------------------------
                                     OCCUPANCY       ADR     REVPAR     OCCUPANCY      ADR     REVPAR
                                     ---------     -------   ------     ---------    -------   ------
1997 Acquisitions                         72.8%    $107.34   $78.17          73.2%   $109.01   $79.79
1998 Acquisitions                         72.4       89.03    64.50          74.8      96.27    71.96
Bristol Non-Comparable Hotels (C)         69.4       78.07    54.20          73.0      80.68    58.88

                                        CHANGE FROM PRIOR PERIOD             CHANGE FROM PRIOR YEAR
                                     3RD QTR. 1998 VS. 3RD QTR. 1997       1998 VS. 1997 YEAR-TO-DATE
                                     ------------------------------     ------------------------------
                                     OCCUPANCY       ADR      REVPAR     OCCUPANCY      ADR     REVPAR
                                     ---------     -------    ------     ---------    -------   ------
1997 Acquisitions                    (1.1) pts.        1.4%     (0.1)%   (1.0)pts.        2.9%     1.4%
1998 Acquisitions                    (1.4)             2.7       0.6     (1.3)            3.4      1.7
Bristol Non-Comparable Hotels (C)    (7.9)             9.3      (3.1)    (6.7)            9.3     (0.8)

   (B) The 1997 Acquisitions (30 hotels) and 1998 Acquisitions (13 hotels) are not considered comparable since these hotels were not owned by FelCor for both the nine months ended September 30, 1998 and 1997 and the hotels were undergoing renovation in either the 1998 or 1997 period reported.

   (C) Excludes two closed hotels under renovation and eight hotels targeted for sale. In aggregate, the eight hotels targeted for sale had a 8.7% and 9.5% decline in RevPAR for the third quarter 1998 and year-to-date, respectively.

        All hotel performance statistics reflect the hotels' performance for the entire periods noted, whether or not the hotel was owned by FelCor for the entire periods.

        Comparison of The Hotels' Operating Statistics for the Nine Months Ended September 30, 1998 and 1997

         Revenue per available room ("RevPAR") for the DJONT Comparable Hotels increased 6.1% for the nine months ended September 30, 1998 compared to the same period in 1997. Of these hotels the strongest performance came from the CSS Hotels, which the Operating Partnership purchased in late 1995 and early 1996. The Operating Partnership invested more than $50 million to renovate and reposition these hotels and believes that this contributed to the strong increase in RevPAR. The Original Hotels which represent 13 hotels acquired between 1994 and 1995 had increases in RevPAR of 0.9%. There were room additions at two of these hotels which negatively effected RevPAR, but resulted in increases in revenue and percentage rent income. Additionally, three of the Original Hotels are in Florida and were impacted by adverse weather conditions and three hotels are located in markets experiencing overall decreases in occupancy.

         RevPAR for the Bristol Comparable Hotels increased 4.5% over the same period in 1997. These were led by the Omaha Acquisition, which has benefitted from Bristol management.

         The Operating Partnership noted that most of the markets in which the Company's hotels are located experienced strong performance. The hotels in Southern California saw double digit RevPAR growth. Florida and east coast hotels were adversely affected by Hurricane Bonnie during the peak summer season but generally performed well.

LIQUIDITY AND CAPITAL RESOURCES

        The Operating Partnership's principal source of cash to meet its cash requirements, including distributions to unitholders, is cash flow from the Percentage Leases. For the nine months ended September 30, 1998, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $151.1 million and Funds From Operations (as previously defined) was $155.2 million. The Lessees' obligations under the Percentage Leases are unsecured. The Lessees' ability to make lease payments under the Percentage Leases and the Operating Partnership's liquidity, including its ability to make distributions to unitholders, are substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         At September 30, 1998, DJONT had paid all amounts then due the Operating Partnership under the Percentage Leases. During the nine months ended September 30, 1998, DJONT had net loss of $1 million. DJONT had a shareholders' deficit of $10 million at September 30, 1998 resulting primarily from losses during 1997 and 1996, as a consequence of the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite/room nights lost during those years due to renovation. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. It is anticipated that DJONT's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases when due.

         Directly or through affiliates, Messrs. Feldman and Corcoran, the owners of joint venture interests in and the managers of certain of the Hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million, to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. Amounts so borrowed by DJONT, if any, will be subordinate in right of repayment to the prior payment in full of rent and other obligations due under the Percentage Leases relating to such Hotels. No loans were outstanding under such agreements at September 30, 1998.

         Pursuant to the Amended and Restated Master Hotel Agreement dated as of July 27, 1998 (the "Master Hotel Agreement"), the lessees under the Percentage Leases that are affiliated with Bristol (the "Bristol Lessees") are required to maintain, collectively, a certain amount of Minimum Liquid Net Worth (defined to mean Liquid Net Worth equal to 15% of the projected annual rent to be paid by the Bristol Lessees under the Percentage Leases). In addition, each Bristol Lessee is required to maintain an individual Liquid Net Worth equal to the portion of the Minimum Liquid Net Worth for all Bristol Lessees allocable to it. For purposes of these covenants, Liquid Net Worth is defined generally to mean the lesser of (i) the net worth of the Bristol Lessee (for this purpose, excluding intangibles) plus any Credit Enhancement Amount, and (ii) the Bristol Lessees' Liquid Assets Amount plus any Credit Enhancement Amount. Liquid Assets Amount is defined generally to mean working capital plus the lesser of book or fair market value of lease or management contracts for non-affiliated hotel properties (those not owned by an affiliate of FelCor or Bristol), hotels or other real property owned and any other income producing or readily marketable tangible property, subject to the reasonable approval of FelCor. Credit Enhancement Amount means, generally, the aggregate amount available under letters of credit, guaranties provided by Bristol or its affiliates, or other forms of credit enhancement acceptable to FelCor.

         The Master Hotel Agreement also requires each Bristol Lessee to certify the amount of its Liquid Net Worth and its then applicable Minimum Liquid Net Worth, as well as the aggregate Liquid Net Worth and the Minimum Liquid Net Worth then applicable to the Bristol Lessees, collectively. If the Liquid Net Worth of any Bristol Lessee or the Bristol Lessees collectively is less than the Minimum Liquid Net Worth, Bristol has the obligation, pursuant to the Master Hotel Agreement, to contribute additional cash, marketable securities or other assets that qualify for the Liquid Assets Amount, or to provide additional credit enhancement equal to the deficiency in the Liquid Net Worth.

         At the closing of the Merger, the Liquid Net Worth of the Bristol Lessees, collectively, was set at $30 million. As credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by

Bankers Trust Company for the benefit of all of the Bristol Lessees in a total amount of $20 million. This Letter of Credit is required to be maintained until July 27, 1999. In addition, Bristol and certain of its affiliates have provided guaranties of the Percentage Leases pursuant to which Bristol and such affiliates have guaranteed the payment of rent under the Percentage Leases; provided, however, that the obligation under each such Guaranty is limited to the amount of any deficiency in the Liquid Net Worth of the Bristol Lessees below the Minimum Liquid Net Worth.

         The Operating Partnership may acquire additional hotels and may incur indebtedness to make such acquisitions, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Operating Partnership's investments are insufficient to make such distributions.

         At September 30, 1998, the Operating Partnership had $49.4 million of cash and cash equivalents and had utilized $674 million of the amount available under the Line of Credit. Significant debt statistics at September 30, 1998 are as follows:

        o Interest coverage ratio of 3.5x

        o Total debt to EBITDA of 3.9x

        o Borrowing capacity under existing credit facilities of $150 million o

        o Consolidated debt-to-investment in hotels, at cost, of 38%

        o Fixed interest rate debt comprising 58% of total debt

        o Total assets encumbered by secured debt of 7%

        o Debt maturing in 1999 of $16 million

         In addition, the Operating Partnership has no interest rate hedging instrument exposure or forward equity commitments.

        To manage the relative mix of its debt between fixed and variable rate instruments, the Operating Partnership has entered into eight separate interest rate swap agreements. These interest rate swap agreements modify a portion of the interest characteristics of the Operating Partnership's outstanding debt without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the initial variable rate to be received by the Operating Partnership at September 30, 1998 are summarized in the following table:


                                                         SWAP RATE
                                                          RECEIVED
                     SWAP RATE         EFFECTIVE        (VARIABLE) AT              SWAP
NOTIONAL AMOUNT     PAID (FIXED)      FIXED RATE           6/30/98                MATURITY
---------------     ------------      ----------        -------------           -------------
$50 million                 6.11%           7.61%                5.69%          October 1999
$25 million                 5.95%           7.45%                5.69%          November 1999
$75 million                 5.55%           7.05%                5.67%            July 2001
$25 million                 5.56%           7.06%                5.67%            July 2001
$25 million                 5.55%           7.05%                5.67%            July 2001
$50 million                 5.80%           7.29%                5.67%            July 2003
$50 million                 5.80%           7.29%                5.67%            July 2003
$25 million                 5.83%           7.33%                5.67%            July 2003

         The differences to be paid or received by the Operating Partnership under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Operating Partnership pursuant to the terms of its interest rate agreement and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Operating Partnership minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and it does not anticipate nonperformance by the counterparties.

         The Operating Partnership spent approximately $43 million on upgrading, renovating and/or rebranding 50 hotels during the nine months ended September 30, 1998. In addition, the Operating Partnership plans to continue Bristol's $400 million repositioning and redevelopment program of Crowne Plaza and Holiday Inn hotels which were acquired in the Bristol Merger. At July 28, 1998, the redevelopment of 39 hotels was completed with a remaining 43 hotels currently in various stages of redevelopment. The Operating Partnership plans to spend approximately $125 million to complete this repositioning and redevelopment program, commenced by Bristol in 1997, with an expected completion by the end of 1999.

         Hotels undergoing renovations, redevelopment and re-branding during the third quarter of 1998 included three Doubletree Guest Suites, one Sheraton, four Embassy Suites, two Sheraton Suites and 13 Holiday Inn or Holiday Inn Select hotels. Included in these are two hotels, the Allerton Hotel - Chicago (to be re-branded as a Crowne Plaza) and the Holiday Inn - Tampa Busch Gardens, which are closed. Both hotels are expected to reopen in the summer of 1999.

         Renovations at 11 hotels, containing approximately 3,200 rooms, were completed during the third quarter and the hotels were returned to service as follows:


     296 - room Crowne Plaza                          Atlanta, Ga.
     224 - room Crowne Plaza                          Greenville, S.C.
     445 - room Crowne Plaza - City Center            Philadelphia, Pa.
     400 - room Crowne Plaza - Union Square           San Francisco, Calif.
     219 - room Doubletree Guest Suites               Bloomington, Minn.
     198 - room Doubletree Guest Suites               Dana Point, Calif.
     261 - room Embassy Suites                        Austin, Texas
     217 - room Embassy Suites                        San Antonio, Texas
     242 - room Holiday Inn                           Knoxville, Tenn.
     385 - room Holiday Inn Select                    Stamford, Conn.
     316 - room Holiday Inn - Downtown                San Antonio, Texas

         The recently renovated and re-branded Crowne Plaza hotels produced RevPAR increases in each post renovation month of the third quarter 1998 as compared to the prior year period. During the remainder of 1998 and in calendar year 1999, nine additional hotels are expected to be re-branded as Crowne Plaza hotels.

INFLATION

         Operators of hotels, in general, possess the ability to adjust suite/room rates periodically to reflect the effects of inflation. Competitive pressures may, however, limit the Lessees' ability to raise suite/room rates.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Operating Partnership's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent the cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Operating Partnership expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its unitholders.

YEAR 2000

         The year 2000 issue relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, the year 2000 may be incorrectly identified as the year 1900, which could result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business activities.

         The Operating Partnership believes that its efforts to remediate the year 2000 issues will avoid a major business disruption. The Operating Partnership has assessed its internal computer systems and believes that they will properly utilize dates beyond December 31, 1999.

         The Hotels owned by the Operating Partnership are in various stages of identifying both computer issues and non-information technology systems issues to determine if they are year 2000 compliant, including embedded systems that operate elevators, phone systems, energy maintenance systems, security systems and other systems. The assessments, which have not been completed at this date, are scheduled to be completed by the end of the first quarter of 1999. Most of the upgrades to make a hotel year 2000 compliant had been anticipated as part of the renovation and re-branding program that the Operating Partnership undertakes upon acquisition of a hotel.

         The Operating Partnership currently anticipates that the total cost to remediate all hotel year 2000 issues to be less than approximately $20 million, which is included in the Operating Partnership's 1998 and 1999 capital plans.

         Concurrent with the assessment of the year 2000 issue, the Operating Partnership and its hotel managers and Lessees are developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 issues, and are developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132").

         FAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practicable, the Statement also standardizes disclosures for retiree benefits. FAS No. 132 is effective for financial statements issued for periods ending after December 15, 1997. The Operating Partnership believes that FAS No. 132 will not have a material impact on the financial statements of the Operating Partnership.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133").

         FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Operating Partnership believes that upon implementation, FAS 133 will not have a material impact on the financial statements of the Operating Partnership.

                          PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         For information relating to hotel acquisitions and certain other transactions by the Operating Partnership through September 30, 1998, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

             Exhibit
             Number                                           Description
             -------                                          -----------
             10.1.10                Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the
                                    Operating Partnership effective as of June 22, 1998, by and among the Operating
                                    Partnership, Schenley Hotel Associates, and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership.
                                    (filed as exhibit 10.1.10 to FelCor's Form 10-Q for the quarterly period ended
                                    September 30, 1998, and incorporated herein by reference)

             10.1.11                Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of
                                    the Operating Partnership dated as of July 28, 1998, by and between the Operating
                                    Partnership and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership, changing the name of the Partnership to "FelCor Lodging Limited Partnership." (filed as exhibit
                                    10.1.11 to FelCor's Form 10-Q for the quarterly period ended September 30,
                                    1998, and incorporated herein by reference)

             10.2.1                 Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Operating
                                    Partnership through September 30, 1998. (filed as exhibit 10.2.1 to FelCor's
                                    Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by reference)

             10.20                  FelCor Suite Hotels, Inc. 1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor's Registration Statement on Form S-8 (File No. 333-
                                    66041) and incorporated herein by reference).

             10.21                  Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to
                                    FelCor's Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement
                                    (File No. 333-50509) (the "Form S-3 Registration Statement") and incorporated herein by reference).

             10.22                  Amended and Restated Stock Option Plan for Non-Employee Directors (filed as
                                    Exhibit 99.2 to FelCor's Form S-3 Registration Statement and incorporated herein by reference).

             10.23                  Form of Nonqualified Stock Option Agreement for 1995 Equity Incentive Plan
                                    (filed as Exhibit 99.3 to FelCor's Form S-3 Registration Statement and
                                    incorporated herein by reference).

             10.24 Form of Nonqualified Stock Option Agreement for Non-Employee Directors Stock Option Plan
                                    (filed as Exhibit 99.4 to FelCor's Form S-3
                                    Registration Statement and incorporated
                                    herein by reference).

             27                     Financial Data Schedule.



         (b)        Reports on Form 8-K: None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 16, 1998

                              FELCOR LODGING LIMITED PARTNERSHIP

                              By:  FelCor Lodging Trust Incorporated
                                   Its General Partner



                              By:  /s/ Randall L. Churchey
                                 ----------------------------------------------
                                            Randall L. Churchey
                              Senior Vice President and Chief Financial Officer
                                      (Chief Financial Officer)

                               INDEX TO EXHIBITS

             Exhibit
             Number                                           Description
             -------                                          -----------
             3.2.10                 Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the
                                    Operating Partnership effective as of June 22, 1998, by and among the Operating
                                    Partnership, Schenley Hotel Associates, and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership.
                                    (filed as exhibit 10.1.10 to FelCor's Form 10-Q for the quarterly period ended
                                    September 30, 1998, and incorporated herein by reference)

             3.2.11                 Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of
                                    the Operating Partnership dated as of July 28, 1998, by and between the Operating
                                    Partnership and all of the persons or entities who are or shall in the future become limited partners of the Operating Partnership, changing the name of the Partnership to "FelCor Lodging Limited Partnership." (filed as exhibit
                                    10.1.11 to FelCor's Form 10-Q for the quarterly period ended September 30,
                                    1998, and incorporated herein by reference)

             10.2.1                 Schedule of executed Lease Agreements identifying material variations from the form of Lease Agreement with respect to hotels acquired by the Operating
                                    Partnership through September 30, 1998. (filed as exhibit 10.2.1 to FelCor's
                                    Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by reference)

             10.20                  FelCor Suite Hotels, Inc. 1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor's Registration Statement on Form S-8 (File No. 333-
                                    66041) and incorporated herein by reference).

             10.21                  Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to
                                    FelCor's Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement
                                    (File No. 333-50509) (the "Form S-3 Registration Statement") and incorporated herein by reference).

             10.22                  Amended and Restated Stock Option Plan for Non-Employee Directors (filed as
                                    Exhibit 99.2 to FelCor's Form S-3 Registration Statement and incorporated herein by reference).

             10.23                  Form of Nonqualified Stock Option Agreement for 1995 Equity Incentive Plan
                                    (filed as Exhibit 99.3 to FelCor's Form S-3 Registration Statement and
                                    incorporated herein by reference).

             10.24 Form of Nonqualified Stock Option Agreement for Non-Employee Directors Stock Option Plan
                                    (filed as Exhibit 99.4 to FelCor's Form S-3
                                    Registration Statement and incorporated
                                    herein by reference).

             27                     Financial Data Schedule.