Form 10-K
period 1998-12-31
FELCOR LODGING L P
filed 1999-03-31
CIK 1048789

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM      TO

                       COMMISSION FILE NUMBER 333-3959-01

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                                                   NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                               ON WHICH REGISTERED
                  -------------------                                               -------------------
                       NONE

         Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting limited partnership interests held by non-affiliates of the registrant, as of March 10, 1999, was approximately $48.4 million.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of FelCor Lodging Trust Incorporated - Part III

================================================================================

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX


                                                                                                              FORM 10-K
                                                                                                               REPORT
ITEM NO.                                                                                                        PAGE
--------                                                                                                      ---------

                                                      PART I

1.   Business.....................................................................................................1
2.   Properties................................................................................................. 18
3.   Legal Proceedings...........................................................................................25
4.   Submission of Matters to a Vote of Security Holders.........................................................25

                                                      PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................................25
6.   Selected Financial Data.....................................................................................28
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......................31
7A.  Quantitative and Qualitative Disclosures About Market Risk..................................................44
8.   Financial Statements and Supplementary Data.................................................................44
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........................44

                                                     PART III

10.  Directors and Executive Officers of the Company ............................................................45
11.  Executive Compensation......................................................................................45
12.  Security Ownership of Certain Beneficial Owners and Management..............................................45
13.  Certain Relationships and Related Transactions..............................................................46

                                                      PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................47

                                     PART I

ITEM 1. BUSINESS

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") at December 31, 1998, owned interests in 193 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), one of the nations largest hotel real estate investment trusts ("REIT"). At December 31, 1998 FelCor owned a greater than 95% equity interest in the Company. The Company owns 100% interests in 169 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 15 hotels.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, operated by each of the Company's lessees at December 31, 1998:


               BRAND                                          DJONT          BRISTOL         TOTAL
               -----                                          -----          -------         -----
      Embassy Suites                                            57                            57
      Holiday Inn                                                              49*            49
      Doubletree and Doubletree Guest Suites(R)                 17                            17
      Crowne Plaza and Crowne Plaza Suites(R)                                  14             14
      Holiday Inn Select(R)                                                    11             11
      Sheraton(R)and Sheraton Suites(R)                          9              1             10
      Hampton Inn(R)                                                            9              9
      Holiday Inn Express(R)                                                    7*             7
      Fairfield Inn(R)                                                          5              5
      Harvey Hotel(R)                                                           4              4
      Independents                                                              2              2
      Courtyard by Marriott(R)                                                  2              2
      Days Inn(R)                                                               1*             1
      Hilton Suites(R)                                           1                             1
      Homewood Suites(R)                                                        1              1
      Radisson(R)                                                1                             1
      Ramada(R)                                                                 1*             1
      Westin(R)                                                  1                             1
                                                              ----           ----           ----
         Total Hotels                                           86            107            193
                                                              ====           ====           ====

     * The Company has sold, or intends to sell in 1999, two Holiday Inns, two Holiday Inn Expresses and the Ramada and Days Inn owned at December 31, 1998.

         At December 31, 1998, the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company or a consolidated subsidiary thereof (collectively "DJONT"), and 106 of the Hotels to Bristol Hotels & Resorts or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). One hotel managed by Bristol was not leased. The Hotels are leased to the Lessees pursuant to leases generally having initial terms of five to 15 years that provide for rent equal to the greater of a minimum base rent ("Base Rent") or a percentage rent ("Percentage Rent") based on room and suite revenues, food and beverage revenues, food and beverage rents and, in certain instances, other hotel revenues ("Percentage Leases"). See "Item
2. Properties" for information regarding the terms of the Percentage Leases.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. DJONT has entered into management agreements pursuant to which 73 of the Hotels leased by it are managed by subsidiaries of Promus Hotel Corporation ("Promus"), ten are managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), and three are managed by two independent management companies.

         Bristol leases and manages 106 Hotels and manages one hotel which operates without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

GROWTH STRATEGIES

         The Company's primary business objectives are to (i) add value to its current hotels through aggressive asset management and the strategic investment of capital, (ii) build and maintain solid working relationships with selected upscale and full-service hotel brand owners/managers who are willing to commit to the ongoing success of the Company's hotels they license and/or manage and
(iii) selectively acquire hotel assets that have been underperforming due to lack of sufficient capital improvements, or poor management or franchise affiliation. The Company seeks to increase operating cash flow and enhance its value through both internal growth and acquisitions. The Company's internal growth strategy, which has been its primary focus since the completion of FelCor's merger with Bristol Hotel Company in July 1998, is to utilize its asset management expertise to improve the quality of its hotels by renovating, redeveloping and, in some instances, rebranding them, thereby improving hotel revenue performance, and to participate, through the Percentage Leases, in any growth in revenues at its hotels. The Company presently intends to concentrate its acquisition growth strategy on a limited number of carefully selected upscale and full-service hotel opportunities that meet the Company's investment criteria.

STRATEGIC RELATIONSHIPS

         The Company currently maintains strategic brand owner/manager relationships with Promus (Embassy Suites and Doubletree), Bass Hotels & Resorts, Inc. ("Bass") and Bristol (Crowne Plaza and Holiday Inn), and Starwood (Sheraton and Westin).

         o Promus Hotel Corporation is the largest operator of full-service, all-suite hotels in the United States. Promus is also the owner of the Embassy Suites, Doubletree and Doubletree Guest Suites brands and the manager of 73 of the Company's Hotels. In addition, based on the closing price of FelCor's Common Stock on the NYSE on December 31, 1998, Promus owned Common Stock of FelCor and units of partnership interest ("Units") in the Company with an aggregate value of more than $32 million at December 31, 1998, and was a 50% joint venture partner with the Company in the ownership of 12 hotels and the holder of a 10% equity interest in subsidiaries of the Company owning six hotels. The relationship with Promus has provided the foundation for the Company's historical growth.

         o Bass Hotels & Resorts, Inc., which holds the hotel businesses of Bass plc of the United Kingdom, operates or franchises more than 2,600 hotels and 450,000 guest rooms in more than 75 countries and territories. Among the brands owned by Bass are Holiday Inn, Crowne Plaza, Holiday Inn Express, Holiday Inn Select and Inter-Continental(R). At December 31, 1998, Bass owned approximately 14% of the outstanding Common Stock of FelCor (with a market value of more than $200 million) and nearly 10% of the outstanding Common Stock of Bristol.

         o Starwood Hotels & Resorts Worldwide, Inc. is one of the world's largest hotel operating companies. Directly and through subsidiaries, Starwood owns, leases, manages or franchises approximately 650 hotels with more than 212,500 rooms in 70 countries. This strategic alliance, coupled with the purchase of seven Sheraton hotels in 1997, provided the Company with its initial entry into the upscale, full-service, non-suite hotel market. Most recently, Starwood and the Company formed a joint venture, owned 60% by the Company and 40% by Starwood, to own two hotels managed by Starwood. This joint venture owns the Company's first Westin hotel.

         The strength of the Company's strategic relationships with the foregoing brand owner/managers are evidenced by their significant equity investments in the Company and in 20 of the Hotels. Both Promus and Starwood have, directly or through affiliates, also (i) agreed to make subordinated loans to DJONT (in support of its obligations under certain Percentage Leases) (ii) subordinated certain customary fees to DJONT's obligations under applicable Percentage Leases and (iii) granted to DJONT certain performance-based termination rights under certain of their management agreements. Promus has also guaranteed a $25 million loan to the Company.

HOTEL ACQUISITION AND EXPANSION

         On July 28, 1998, FelCor completed its merger with Bristol Hotel Company, and the contribution of the real estate holdings and other assets acquired to the Company (the "Merger"). The Merger resulted in the Company's net acquisition of 107 primarily full-service hotels in return for approximately
31.0 million units of limited partner interest ("Units") and the assumption, net of cash received, of approximately $889 million of related debts and other liabilities. Three of the 107 hotels acquired in the Merger were disposed of prior to December 31, 1998 for approximately $7.8 million. In addition to the Bristol Hotel Company assets, the Company acquired interests in 16 hotels in 1998 at an aggregate cost of approximately $412.8 million.

         At December 31, 1998, the Company owned interests in 193 hotels with an aggregate of 49,186 rooms and suites. Of the Hotels, the Company owns 100% equity interests in 169 hotels (42,984 rooms and suites), a 90% or greater interest in entities owning seven hotels (1,745 rooms and suites), a 60% interest in an entity owning two hotels (824 rooms) and 50% interests in separate entities that own 15 hotels (3,633 rooms and suites). The Hotels are located in 34 states and Canada with an aggregate of 79 hotels located in California (20), Florida (18) and Texas (41).

         The following table provides information regarding the net acquisition of hotels through December 31, 1998:

                                              NET NUMBER OF
                                             HOTELS ACQUIRED
                                             ---------------
      1994                                         7
      1995                                        13
      1996                                        23
      1997                                        30
      1998                                       120
                                                ----
      TOTALS                                     193
                                                ====

         During 1998, the Company also completed the construction of an aggregate of 224 additional suites, additional meeting rooms and other public area upgrades at three of the Hotels leased to DJONT, at an aggregate cost of approximately $23.4 million. These additions were made to the Company's Embassy Suites hotels in Jacksonville, Florida (67 suites), Orlando (North), Florida (67 suites) and New Orleans, Louisiana (90 suites).

HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING

         The Company believes that one factor that differentiates it from other hotel companies is its commitment to making capital expenditures where necessary, to renovate, redevelop, and rebrand its Hotels. The Company approaches this in four different ways: (i) an aggressive renovation and redevelopment program as hotels are acquired to bring them up to their optimum competitive position, (ii) rebranding hotels in certain instances to improve the revenue generating capacity of the hotel, (iii) contributions of at least 4% of annual room and suite revenue for the DJONT hotels and 3% of total annual hotel revenue for the Bristol hotels (on a cumulative basis) for routine capital replacements and improvements (the "Capital Reserve"), and (iv) insuring that the Lessees adhere to a proactive maintenance and repair program for the Hotels amounting to approximately 4.5% of hotel revenues. In 1998, the Company, together with Bristol Hotel Company prior to the Merger, spent a total of approximately $40 million from the Capital Reserve on routine replacements and improvements at the Hotels and completed approximately $180 million in additional capital improvements to approximately 40 hotels. During 1998, approximately 3% of total Hotel room nights were lost due to renovations. The Company presently expects to spend an additional $160 million in capital improvements to 56 Hotels during 1999 and expects that approximately 3% of total Hotel room nights again will be lost due to renovations.

         In 1998, the Company rebranded 16 hotels, as follows:


  PRIOR BRAND                    NEW BRAND                      LOCATION
  -----------                    ---------                      --------
Hilton                          Crowne Plaza               Secaucus, New Jersey
Holiday Inn                     Crowne Plaza               Hartford, Connecticut
Holiday Inn                     Crowne Plaza               San Francisco, California
Holiday Inn                     Crowne Plaza               Houston, Texas
Holiday Inn Select              Crowne Plaza               Greenville, South Carolina
Holiday Inn Select              Crowne Plaza               Miami, Florida
Holiday Inn Select              Crowne Plaza               Philadelphia, Pennsylvania
Harvey Hotel                    Crowne Plaza               Atlanta, Georgia
Harvey Hotel                    Crowne Plaza               Dallas, Texas
Harvey Hotel                    Crowne Plaza               Addison, Texas
Bristol Suites                  Crowne Plaza Suites        Dallas, Texas
Doubletree Guest Suites         Sheraton Suites            Ft. Lauderdale, Florida
Doubletree Guest Suites         Sheraton Suites            Lexington, Kentucky
Sheraton                        Westin                     Dallas, Texas
Radisson                        Sheraton                   Dallas, Texas
Harvey Suites                   Holiday Inn & Suites       Houston, Texas

         During 1999, the Company presently expects to rebrand four Holiday Inn hotels and one independent hotel as Crowne Plaza hotels, four Doubletree Guest Suites hotels as Embassy Suites hotels, and one Radisson hotel as a Doubletree hotel.

REPAIRS AND MAINTENANCE

         During the year ended December 31, 1998, approximately $36.4 million and $32.0 million was spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.7% of total hotel revenues.

FINANCING TRANSACTIONS

         On May 1, 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of its 9% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at $25.00 per depositary share, providing net proceeds of approximately $139.1 million which was contributed to the Company for corresponding Series B Preferred Units. The Series B Preferred Stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25.00 per depositary share) and is entitled to quarterly dividends at an annual rate equal to 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The Series B Preferred Units have the same features as the Series B Preferred Stock.

         On July 1, 1998, the Company increased its unsecured credit facilities to $1.1 billion, consisting of an $850 million revolving line of credit ("Line of Credit") which matures in June 2001 and a $250 million non-amortizing term loan ("Term Loan") which matures in December 1999. Interest payable on borrowings under the credit facilities is variable, determined from a ratings- and leverage-based pricing matrix, ranging from 87.5 basis points to 175 basis points above the London Interbank Offered Rate ("LIBOR"). During 1998, the Company's interest spread was 150 basis points over LIBOR and, at December 31, 1998, the 30-day LIBOR rate was 5.628750%. Additionally, the Company is required to pay an unused commitment fee, which varies under a ratings-based pricing matrix, ranging from 20 to 30 basis points. During 1998, the Company wrote off approximately $2.5 million of deferred financing fees relating to the previous unsecured credit facility of $550 million.

         The Line of Credit and Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. The Company's other borrowings also contain affirmative and negative covenants that are generally equal to or less restrictive than under the Line of Credit and Term Loan. At December 31, 1998, the Company was in compliance with all such covenants.

         In addition to Line of Credit and Term Loan, at December 31, 1998, the Company had other unsecured indebtedness consisting of a $25 million term loan guaranteed by Promus ("Renovation Loan"), $298 million (net of discount) of publicly-traded senior term notes, and approximately $10 million of other indebtedness. At December 31, 1998, the Company also had approximately $276 million in secured debt, most of which is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions.

         The Company had approximately $114 million in borrowing capacity under its Line of Credit at December 31, 1998 and FelCor also had the ability to issue up to $946 million of common stock, preferred stock, debt securities and/or common stock warrants under shelf registration statements previously declared effective. Given the current market prices of its equity securities, FelCor has no present intention to effect a public offering of equity securities in the near future.

         The FelCor Board of Directors has adopted a policy which limits the Company's indebtedness to not more than 40% of its investment in hotel assets, at cost, which at December 31, 1998, would have allowed the Company to borrow up to approximately $1.7 billion under such policy. This policy may be modified by FelCor's Board of Directors at any time.

         At December 31, 1998, the consolidated indebtedness of the Company was approximately 38% of total assets and its interest coverage ratio was 3.8-to-1. The Company believes that its current policy (limiting indebtedness to 40% of its investment in hotel assets), its preference for unsecured debt and its historical success in raising equity capital for expansion, demonstrate the Company's commitment to the maintenance of a conservative but flexible capital structure.

         The Company is currently seeking to refinance the $250 million term loan that matures on December 31, 1999.

HOTEL OPERATING PERFORMANCE

         The Company's 102 "Comparable Hotels" (as defined on the following page) owned at December 31, 1998, produced a RevPAR (as defined below) increase of 6.2% over 1997, nearly double that of the industry average. The largest portion of this increase, with respect to the DJONT Hotels, came from the 18 former Crown Sterling Suites hotels ("CSS Hotels"), which continued their trend of improved RevPAR throughout 1998, achieving a RevPAR of $92.05 in 1998 compared to $85.04 during 1997, an increase of 8.2%. The Company attributes this increase to the continuing effects of the renovation, redevelopment and rebranding of these hotels in 1996 and early 1997. The largest increase, with respect to the Bristol Hotels, came from the Omaha Acquisition hotels, which experienced a RevPAR increase of approximately 15.3% in 1998 over 1997. The Company attributes this increase primarily to a transition of the Omaha Acquisition hotels to the professional management of Bristol.

         The Company believes that, when analyzing the performance of the Hotels, looking at "comparable" hotels is the most meaningful. For the DJONT Hotels, "Comparable Hotels" means those hotels that were owned by the Company throughout all of 1997 and 1998. This generally includes the Hotels that have benefitted from the Company's renovation, redevelopment and rebranding programs and generally excludes those Hotels that are currently undergoing renovation and experiencing out-of-service rooms and suites due to their renovation. For the Bristol Hotels, "Comparable Hotels" excludes those Hotels undergoing redevelopment during either of the comparison years and those hotels that are identified for sale.

         The following tables set forth, by Lessee, the historical occupancy percentage ("Occupancy"), average daily rate ("ADR") and revenue per available room ("RevPAR") at December 31, 1998 and 1997, and the percentage changes therein between the periods presented, for both the Comparable Hotels and the Non- comparable Hotels owned by the Company at December 31, 1998. This information is presented regardless of ownership of the Hotels during the periods presented.

     Comparable Hotels


                                                                     1998
                                                    -------------------------------------
                                                    OCCUPANCY         ADR          REVPAR
                                                    ---------         ---          ------
Original Hotels..........................             73.6%         $113.59        $83.59
CSS Hotels...............................             73.2           125.77         92.05
1996 Acquisitions........................             73.7           126.08         92.86
Total DJONT Comparable Hotels (A)........             73.4           122.33         89.83

Original Bristol.........................             71.5            74.38         53.15
Holiday Acquisition......................             73.9            87.31         64.52
Omaha Acquisition........................             50.5            62.15         31.36
Total Bristol Comparable Hotels (B)......             67.4            77.94         52.55

   Total Comparable Hotels...............             70.0%          $97.71        $68.38

                                                                  1997
                                                   --------------------------------------
                                                   OCCUPANCY          ADR          REVPAR
                                                   ---------          ---          ------
Original Hotels..........................             76.1%         $109.35        $83.17
CSS Hotels...............................             73.4           115.85         85.04
1996 Acquisitions........................             74.0           118.61         87.76
Total DJONT Comparable Hotels............             74.3           114.77         85.27

Original Bristol.........................             74.2            68.76         51.00
Holiday Acquisition......................             74.7            81.10         60.60
Omaha Acquisition........................             46.1            59.05         27.21
Total Bristol Comparable Hotels..........             67.7            72.74         49.26

   Total Comparable Hotels...............             70.5%        $  91.37        $64.40

                                                          CHANGE FROM 1998 VS. 1997
                                                    -------------------------------------
                                                    OCCUPANCY         ADR         REVPAR
                                                    ---------         ---         ------
Original Hotels.........................             (2.5)pts.        3.9 %         0.5%
CSS Hotels..............................             (0.2)            8.6           8.2
1996 Acquisitions.......................             (0.3)            6.3           5.8
Total DJONT Comparable Hotels...........             (0.9)            6.6           5.4

Original Bristol........................             (2.7)            8.2           4.2
Holiday Acquisition.....................             (0.8)            7.7           6.5
Omaha Acquisition.......................              4.4             5.2          15.3
Total Bristol Comparable Hotels.........             (0.3)            7.1           6.7

   Total Comparable Hotels..............             (0.5)pts.        6.9 %         6.2%

(A) The Original Hotels (13 hotels), CSS Hotels (18 hotels), and 1996 Acquisitions (12 hotels) are considered DJONT Comparable Hotels, since these hotels were owned by the Company throughout the years ended December 31, 1998 and 1997.

(B) Bristol Comparable Hotels (59 hotels) excludes 39 hotels undergoing redevelopment during either 1997 or 1998, three individual hotel acquisitions, and six hotels identified for sale.

     Non-comparable Hotels


                                                                      1998
                                                       ----------------------------------
                                                       OCCUPANCY        ADR        REVPAR
                                                       ---------        ---        ------
1997 Acquisitions (A)...................                 71.0 %       $112.11      $79.56
1998 Acquisitions (A)...................                 71.4           99.77       71.22
Bristol Non-comparable Hotels (B).......                 67.0           87.30       58.46

                                                                     1997
                                                       ----------------------------------
                                                       OCCUPANCY        ADR        REVPAR
                                                       ---------        ---        ------
1997 Acquisitions.......................                 71.8 %       $109.26      $78.45
1998 Acquisitions.......................                 72.6           97.80       71.01
Bristol Non-comparable Hotels ..........                 72.3           79.11       57.21

                                                            CHANGE FROM 1998 VS. 1997
                                                       -----------------------------------
                                                       OCCUPANCY        ADR         REVPAR
                                                       ---------        ---         ------
1997 Acquisitions.......................                 (0.8) pts.      2.6 %       1.4%
1998 Acquisitions.......................                 (1.2)           2.0         0.3
Bristol Non-comparable Hotels ..........                 (5.3)          10.4         2.2

(A) The 1997 Acquisitions (30 hotels) and 1998 Acquisitions (13 hotels) are excluded from the DJONT Comparable Hotels because they were not owned by the Company during all of 1998 and 1997.

(B) The Bristol Non-comparable Hotels excludes two hotels closed during renovation and six hotels identified for sale. In the aggregate, the six hotels identified for sale had a 7.5% decline in RevPAR during 1998.

         The principal factors affecting the Company's results of operations during 1998 were the growth in the number of hotels owned and the continuing improvement in room and suite revenue, as measured by RevPAR. It is currently expected that improvements in room and suite revenue will be an increasingly important factor during 1999 as the renovation, redevelopment and rebranding of a number of the Hotels is completed. Growth in room and suite revenues significantly impacts the Company because its principal source of revenue is lease payments by the Lessees under the Percentage Leases. The Percentage Leases are computed as a percentage of room and suite revenues, food and beverage revenues, food and beverage rents and, in certain instances, other Hotel revenues.

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

COMPETITION

         The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full-service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. An increase in the number of competitive hotel properties in a particular area could have a material adverse effect on the

Occupancy, ADR and RevPAR of the Company's hotels in that area. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

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

PROPERTY TAXES

         Each Hotel is subject to real and personal property taxes, which are borne by the Company under the Percentage Leases. During 1998, real and personal property taxes incurred by the Company amounted to $32.9 million, or 9.7% of the Company's total revenues. Real and personal property taxes on the Hotels may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. FelCor's Vice President, Taxes, Michael L. Hunter and his staff, work with the numerous taxing authorities, both directly and through independent agents, to assure that the Hotels are fairly assessed and to minimize the Company's tax liabilities.

TAX STATUS OF FELCOR

         FelCor has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, FelCor (subject to certain exceptions) will not be subject to federal income taxation, at the corporate level, on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 95% of its taxable income. FelCor may, however, be subject to certain state and local taxes on its income and property. The Company expects to make distributions on its Units sufficient to enable FelCor to meet its distribution obligations as a REIT. FelCor and the Company have each adopted the calendar year as its taxable year.

LESSEE OPERATIONS

         The Lessees lease all but one of the Hotels under Percentage Leases, pursuant to which the Lessee is obligated to pay the Company the greater of a minimum Base Rent or Percentage Rent based on a percentage of revenues. See "Item 2. Properties" for additional information regarding the terms of the Percentage Leases. The Lessees have entered into, and are responsible for the payment of all fees under, the franchise licenses and management agreements relating to the Hotels, may hold the liquor licenses applicable to the Hotels, own and maintain the inventories required for the operation of the Hotels, pay for normal maintenance and repair expenses, enter into various operating, maintenance and service agreements with respect to the Hotels, and are responsible for compliance with the license, management and other agreements affecting hotel operations. In addition, the Lessees provide asset management services to the Hotels, including the supervision of the day-to-day operations of the Hotels by the management companies engaged to manage such Hotels and the establishment and implementation of capital expenditure programs.

         Messrs. Feldman and Corcoran, as the beneficial owners of an aggregate 50% common equity interest in DJONT, have entered into an agreement with the Company pursuant to which they have agreed that, through April 15, 2005, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase Common Stock or Units from FelCor or the Company in an underwritten public offering or annually, at the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling the stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% common equity interest in the Lessee, may elect to purchase Common Stock or Units upon similar terms, at its option. Pursuant to this agreement, each of Messrs. Feldman and Corcoran purchased 3,775 shares of Common Stock in December 1995. The Independent Directors (as herein defined) may suspend or terminate such agreement at any time.

         DJONT, as a related third party, has elected to provide its audited financial statements to the Company for inclusion elsewhere in this Form 10-K, although such statements are not generally required to be disclosed.
See "Index to Financial Statements" at page F-1.

         Bristol, which succeeded to the hotel operating business conducted by Bristol Hotel Company prior to its July 1998 merger into FelCor, is an independent publicly owned company whose common stock is traded on the New York Stock Exchange. Bristol is required to file with the Securities and Exchange Commission such financial statements and other information as may be required under the Securities Exchange Act of 1934, as amended. Reference is made to Bristol's filings with the Securities and Exchange Commission for information relating to Bristol.

EMPLOYEES

         The Company has no employees. Management functions of the Company are performed by FelCor as the sole general partner. Mr. Corcoran entered into an employment agreement with the FelCor in 1994 that continues through 1999. None of FelCor's other executive officers has an employment agreement with FelCor. In addition to Mr. Corcoran, FelCor had 40 other full-time employees at December 31, 1998. All persons employed in the day-to-day operation of the Company's Hotels are employees of the Lessees, or of the management companies engaged by the Lessees, to operate such Hotels and are not employees of FelCor or the Company.

PERSONNEL AND OFFICE SHARING ARRANGEMENTS

         The Company's general partner, FelCor, shares executive offices with DJONT and FelCor, Inc., a corporation owned by Messrs. Feldman and Corcoran. Each entity bears an allocated share of the costs thereof, including but not limited to rent, salaries of certain personnel (other than Mr. Corcoran, who is compensated solely by FelCor), office supplies, telephones and depreciation of office furniture, fixtures and equipment. The Company reimburses FelCor for its share of such allocated costs. Such allocations of shared costs are subject to the approval of a majority of the Independent Directors of FelCor. During 1998, approximately $2.8 million (approximately 63% of all allocable expenses) were ultimately borne by the Company under this arrangement.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements and analyses contained in this Annual Report on Form 10-K, in FelCor's 1998 Annual Report to Stockholders, or that may in the future be made by, or be attributable to, the Company, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements or in the Company's historical results. Each of the following factors, among others, could adversely affect the ability of the Company to meet its current expectations.

     Inability to Integrate Bristol Hotel Company's Assets or Realize Anticipated Benefits of Merger.

         Primarily as a result of the Merger, the number of hotels owned by the Company more than doubled during 1998. Although the Bristol Hotels are operated by Bristol under long-term leases, the Company must fully integrate those hotels into its hotel portfolio and FelCor may need additional people and resources to handle the increased work load. If the Company is unable successfully to integrate the Bristol Hotels into its portfolio, the Company's business, financial condition and results of operations could suffer. A large number of the Bristol Hotels are in the process of, or awaiting, substantial renovation, redevelopment and rebranding. If the implementation of these plans is significantly delayed or curtailed, or the improvements do not yield the anticipated results, then FelCor and the Company may have paid too much for the Bristol Hotels in the Merger.

     Increases in Leverage and Floating Rate Debt; Inability to Retain Earnings or Refinance Debt.

         As a result of the Merger with Bristol Hotel Company, the Company's leverage increased during 1998 and may increase further. At December 31, 1998, the Company had approximately $1.6 billion in indebtedness, of which approximately $276 million was secured, and a consolidated debt-to-total assets ratio of 38%. The Company's ratio of EBITDA to interest expense for the years ended December 31, 1999 and 1997 was 3.8-to-1 and 4.4-to-1, respectively. At December 31, 1998, the Company had $695.7 million in indebtedness, or 44% of all the Company's indebtedness, that provided for the payment of interest at floating rates. Most of this floating rate debt bears interest at a rate equal to between 0.45% and 1.75% plus the 30-day LIBOR rate. At December 31, 1998, the 30-day LIBOR rate was 5.628750%. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense on its floating rate debt and reducing funds available for its current renovation, redevelopment and rebranding plans and for distribution to the Company's unitholders.

         In order to qualify as a REIT, FelCor must distribute to its stockholders, annually, at least 95% of its net taxable income (excluding capital gains) and the distributions it receives from the Company are its sole source of funds to make such distributions. Accordingly, the Company cannot retain any substantial portion of its earnings to meet its capital needs. The Company has $16 million in debt maturing prior to December 31, 1998 and its $250 million Term Loan matures on that date. At December 31, 1998, the Company had $114 million in borrowing capacity available under its existing Line of Credit and is currently seeking to refinance all or a substantial portion of the debt coming due during 1999. If the Company were to default in the payment when due of more than $10 million of its outstanding indebtedness, cross default provisions under most of its credit facilities could result in substantially all of the Company's debt being declared immediately due and payable. Should that occur, the Company may be unable to refinance or repay such indebtedness in full under such circumstances.

     Dependence on Lessees' Hotel Operations.

         The Company's revenues currently and in the future will consist primarily of rents received under its leases. The Lessees' payment of such rental obligations is generally unsecured. As the lessee of 106 of the Bristol Hotels, Bristol had a net worth of approximately $35 million at December 31, 1998, and is obligated to maintain certain net worth and liquidity requirements. DJONT, which leases 86 of the Hotels, has limited assets, derives its revenue solely from the operation of the Company's hotels and, at December 31, 1998, had a stockholders' deficit of approximately $8.2 million. However, DJONT or its subsidiaries have the right to borrow from FelCor, Inc., Promus, Doubletree Hotel Corporation, Lee & Urbahns, L.P. and ITT Sheraton Corporation (which have an equity interest in and/or are managers of hotels leased by DJONT), on a subordinated basis and subject to certain limitations, up to an aggregate of approximately $17.3 million to meet certain of its rental obligations. The Company will be substantially dependent upon the successful operation of its hotels to enable the lessees (particularly DJONT) to meet their rental obligations under the leases.

         The leases with DJONT and Bristol have varying terms, generally no longer than 15 years. At the expiration of the lease terms, the Company will be required to negotiate renewals or seek replacement leases, which could adversely affect its results of operations.

     Conflicts of Interest

         Certain FelCor Directors. As of December 31, 1998, DJONT leased 86 of the Company's hotels. All of the voting interests (and a 50% common equity interest) in DJONT are beneficially owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. The remaining 50% of the common equity interests in DJONT are non-voting and are beneficially owned by the children of Charles N. Mathewson. Mr. Feldman is a co-founder and the Chairman Emeritus of FelCor. Mr. Corcoran is a co-founder and the President and Chief Executive Officer of FelCor. Mr. Mathewson and Mr. Corcoran both serve as directors of FelCor.

         All of the Bristol Hotels are leased to and/or managed by Bristol. No officer or director of Bristol is also an officer or director of FelCor. However, Donald J. McNamara, the Chairman of the Board of FelCor, is a principal in a firm that controls the general partner of United/Harvey Holdings, L.P. ("United Harvey"), which beneficially owns approximately 39.5% of the stock of Bristol. Five partnerships that own substantial equity interests in United Harvey also own in the aggregate approximately 14.1% of FelCor's outstanding Common Stock. In addition, Michael D. Rose and Richard C. North joined FelCor's Board during 1998. Mr. Rose is the former Chairman of the Board of Promus. Mr. North is the Group Finance Director of the parent of Holiday Hospitality Franchising, Inc. ("Holiday Hospitality"). Promus is, and will continue to be, the franchisor and manager of many of FelCor's hotels. Holiday Hospitality is the franchisor of most of the Bristol Hotels and, together with its affiliates, owns approximately 9.9% of the stock of Bristol and approximately 14.1% of FelCor's outstanding Common Stock.

         Issues may arise under the leases, franchise agreements and management contracts, and in the allocation of acquisition and leasing opportunities, that present conflicts of interests due to the relationship of these directors to the companies with which they are or have been associated. As an example, any decreases in lease rental rates payable by DJONT may increase the profits of DJONT, in which Messrs. Feldman and Corcoran and Mr. Mathewson's children have a direct economic interest, at the expense of the Company and its unitholders. In the event the Company enters into new or additional hotel leases or other transactions with Bristol, the interests of Mr. McNamara and Mr. North, by virtue of their relationships to significant investors in Bristol, may conflict with the interests of the Company and its unitholders. For example, any decrease in lease rental rates payable by Bristol may decrease the Company's profits to the benefit of Bristol. Also, in the selection of franchises under which the Company's hotels will be operated, Mr. Rose and Mr. North, by virtue of their relationships with Promus and Holiday Hospitality, respectively, which are hotel franchising companies, may have interests which conflict with those of the Company and its unitholders. It is anticipated that any director who has a conflict of interest with respect to an issue presented to the FelCor Board will abstain from voting upon that issue although he will have no legal obligation to do so. FelCor has no provisions in its bylaws or charter that require an interested director to abstain from voting upon an issue, although each director will have a fiduciary duty of loyalty to the Company. There is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to the best interests of the Company. In addition, even if an interested director abstains in the actual vote, the director's participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

         No Arms-Length Bargaining on DJONT Percentage Leases. The terms of the leases between the Company and DJONT were not negotiated on an arms-length basis. Accordingly, these Percentage Leases may not reflect fair market values or terms. However, the management of FelCor believes that the terms of these leases are fair to the Company. The rental terms of these leases were set based upon historical financial information and projected operating performance of the applicable hotel. The other terms of the leases are typical of the provisions found in other leases entered into in similar circumstances. The leases were approved by a majority of the Independent Directors of FelCor at the time they were entered into.

         Adverse Tax Consequences to Certain Affiliates on a Sale of Certain Hotels. Messrs. Corcoran and Mathewson may have additional tax liability if the Company sells its investments in six hotels acquired by the Company in July 1994 from partnerships controlled by these individuals. Consequently, the interests of the Company and of Messrs. Corcoran and Mathewson could be different in the event that the Company decided to consider a sale of any of these hotels. Decisions regarding a sale of any of these six hotels must be made by a majority of the Independent Directors of FelCor.

     Restrictive Debt Covenants

         At December 31, 1998, the Company's unsecured Line of Credit and Term Loan provided for borrowings of up to an aggregate of $1.1 billion, of which the Company had borrowed approximately $986 million. The Company also had issued and outstanding $298 million (net of discount) in principal amount of publicly-traded senior term notes. The agreements governing the Company's Line of Credit, Term Loan and senior notes contain various restrictive covenants, including, among others, provisions restricting the Company or FelCor from incurring indebtedness, making investments, engaging in transactions with stockholders and affiliates, incurring liens, merging or consolidating with another person, disposing of all or substantially all of its assets or permitting limitations on its subsidiaries with respect to the payment of dividends or other amounts to the Company. In addition, these agreements require the Company to maintain certain specified financial ratios. Under the most restrictive of these provisions, the Company's maximum additional indebtedness that could be incurred for the acquisition of hotel properties would have been limited to approximately $860 million at December 31, 1998. These covenants also may restrict the Company's ability to engage in certain transactions. In addition, any breach of these limitations could result in the acceleration of most of the Company's outstanding indebtedness. The Company may not be able to refinance or repay this indebtedness in full under such circumstances.

     Matters That May Adversely Affect the Hotel Industry

         Fewer Growth Opportunities. There has been substantial consolidation in, and capital allocated to, the U.S. lodging industry since the early 1990s. This has generally resulted in higher prices for hotels and fewer attractive acquisition opportunities. An important part of the Company's growth strategy has been the acquisition and, in many instances, the renovation and repositioning, of hotels at less than replacement cost. Continued industry consolidation and competition for acquisitions could adversely affect the Company's growth prospects. The Company competes for hotel investment opportunities with other companies, some of which have greater financial or other resources. Certain competitors may be able to pay higher prices or assume greater risks than would be appropriate for the Company.

         Potential Adverse Effects on Hotel Operations. The Hotels owned by the Company are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

         o        The existence of competition from other hotels;

         o The construction of more hotel rooms in a particular area than needed to meet demand;

         o The increase in energy costs and other travel expenses that reduce business and leisure travel;

         o The adverse effects of declines in general and local economic activity; and

         o The risks generally associated with the ownership of hotels and real estate, as discussed in the following four paragraphs and under "-- Matters That May Adversely Affect Real Estate Ownership."

In addition, annual adjustments (based on changes in the Consumer Price Index) are made to the Base Rent and the thresholds used to compute Percentage Rent under the Percentage Leases. These adjustments, unless offset by increases in hotel revenues, would reduce the amount of rent payable to the Company under the Percentage Leases and, consequently, the Company's results of operations.

         Competition. Each of the Company's Hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been or may be built in a number of the geographic areas in which the Hotels are located, which could adversely affect the results of operations of these hotels. According to PricewaterhouseCoopers LLP, total hotel room supply in the United States increased by 3.5%, or approximately 126,000 rooms, from 1997 to 1998, while the demand for hotel rooms increased only 3.2% during the same period. Management believes that most of the increase in United States hotel room supply has been in the limited service or extended stay segments of the hotel industry, from which the Company derives approximately 5% of its revenues. An oversupply of hotel rooms, regardless of market segment, could adversely affect both occupancy and rates in the markets in which the Hotels are located. However, a significant increase in the supply of midscale and upscale hotel rooms and suites, if demand fails to increase proportionately, could have a more severe adverse effect on the Company's operations.

         Seasonality. The hotel industry is seasonal in nature. Generally, hotel revenues are highest in the first three quarters of each year. Seasonality causes quarterly fluctuations in the Company's revenue. The Company may be able to reduce, but not eliminate, the effects of seasonality by continuing to diversify the geographic location and primary customer base of its Hotels.

         Investment Concentration in a Single Industry. Historically, the Company has only invested in hotel-related assets. In the event of a downturn in the hotel industry, the adverse effect on the Company may be greater than on a more diversified company with assets outside of the hotel industry.

         Requirements of Franchise Agreements. Most of the Company's Hotels are operated under various franchise licenses. Each license agreement requires that the franchised hotel be maintained and operated in accordance with certain standards. The franchisors also may require substantial improvements to the Company's Hotels, for which the Company would be responsible under the Percentage Leases, as a condition to the renewal or continuation of these franchise licenses. If a franchise license terminates due to the Company's failure to make required improvements or to otherwise comply with its terms, the Company may be liable to the franchisor for a termination payment. These termination payments would vary among the various franchise agreements and by hotel. The loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on the Company's results of operations.

     Limitations on Acquisitions and Improvements

         The Company presently intends to continue its acquisition growth strategy, but at a much slower pace than in prior years. Since the completion of the Merger with Bristol Hotel Company in July 1998 the Company's growth strategy has been focused, and it presently intends to focus during 1999, on its internal growth strategy, which includes the renovation, redevelopment and rebranding of its hotels to achieve improved revenue performance. The Company generally cannot fund its growth solely from cash provided from operating activities because FelCor must distribute to its stockholders at least 95% of its taxable income each year to maintain its status as a REIT. Consequently, the Company must rely, to a significant extent, upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Given the current market prices of its equity securities, FelCor has no present intention to effect a public offering of equity securities in the near future. Consequently, the Company will be largely dependent upon its ability to attract debt financing from public or institutional lenders. There can be no assurance that the Company will be successful in attracting sufficient debt financing to fund future growth at an acceptable cost. In addition, FelCor's Board has adopted a policy of limiting indebtedness to not more than 40% of the Company's investment in hotel assets, at cost, which could also limit the Company's ability to incur additional indebtedness to fund its continued growth. At December 31, 1998, the Company's indebtedness represented 38% of its investment in hotel assets, at cost.

     Potential Tax Risks

         General. Failure to qualify as a REIT would subject FelCor to federal income tax. FelCor has operated and will continue to operate in a manner that is intended to qualify it as a REIT under federal income tax laws. The REIT qualification requirements are extremely complicated and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, FelCor cannot be certain that it has been or will continue to be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of qualification as a REIT.

         If FelCor failed to qualify as a REIT, FelCor would be required to pay federal income tax on its taxable income. The Company may be required to make distributions to enable FelCor pay any such tax and, accordingly, the Company might need to borrow money or sell hotels in order to make distributions sufficient to pay any such tax. If FelCor ceased to be a REIT, it would no longer be required to pay out most of its taxable income to its stockholders, which could result in reduced distributions by the Company on its Units. Unless its failure to qualify as a REIT were excused under federal income tax laws, FelCor could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

         Failure to Make Required Distributions Would Subject FelCor to Tax. In order to qualify as a REIT, each year FelCor must pay out to its stockholders at least 95% of its taxable income (other than any net capital gain). In addition, FelCor would be subject to a 4% nondeductible tax if the actual amount it pays out to its stockholders in a calendar year were less than the minimum amount specified under federal tax laws. FelCor has paid out and intends to continue to pay out its income to its stockholders in a manner intended to satisfy the 95% test and to avoid the 4% tax. FelCor's only source of funds to make such distributions comes from distributions by the Company on its Units. Accordingly, the Company may be required to borrow money or sell assets to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy the 95% test and to avoid the 4% tax in a particular year.

         Failure to Distribute Earnings and Profits in Connection With the 1998 Merger With Bristol Hotel Company Would Cause FelCor to Fail to Qualify as a REIT. At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. Arthur Andersen LLP prepared and provided to FelCor its computation of the accumulated earnings and profits of Bristol Hotel Company through the date of the Merger. Based upon such computation, in addition to its regular fourth quarter distribution, FelCor paid a special one-time distribution of $0.345 per share on its Common Stock, and $0.207 per share on its Series A Preferred Stock, in respect of such accumulated earnings and profits. Corresponding distributions were made by the Company on its Units. However, the determination of a company's accumulated earnings and profits for federal income tax purposes is extremely complex and the computations by Arthur Andersen LLP are not binding upon the Internal Revenue Service. Should the Internal Revenue Service successfully assert that the accumulated earnings and profits of Bristol Hotel Company were greater than the amount so distributed by FelCor, it may fail to qualify as a REIT.

         Sale of Assets Acquired in the Merger Within Ten Years After the Merger Will Result in Corporate Tax. If the Company sells any asset acquired in the Merger, within ten years after the Merger, and recognizes gain, FelCor will be taxed at the highest corporate rate on an amount equal to the fair market value of the asset minus the adjusted basis of the asset as of the Merger. The sales of Bristol Hotels that have been made, and are currently planned to be made, are not expected to result in any material amount of income tax liability.

     Effect of Market Interest Rates on the Price of the Common Stock

         One of the factors that may affect the price of the Common Stock is the amount of distributions to stockholders in comparison to yields on other financial instruments. An increase in market interest rates would provide higher yields on other financial instruments, which could adversely affect the price of FelCor's Common Stock and the value of the Company's Units.

     Reliance on Key Personnel and Board of Directors

         FelCor's stockholders have no right to participate in FelCor's management, except through the exercise of their voting rights. The Board of Directors of FelCor, as the Company's sole general partner, will be responsible for oversight of the management of the Company. The Company's future success will be dependent in part on FelCor's ability to retain key personnel, including Mr. Corcoran.

     Matters That May Adversely Affect Real Estate Ownership

         General. The Company's investments in hotels are subject to the numerous risks generally associated with owning real estate. These risks include, among others, adverse changes in general or local economic or real estate market conditions, zoning laws, traffic patterns and neighborhood characteristics, real estate tax assessments and rates, governmental regulations and fiscal policies, the potential for uninsured or underinsured casualty and other losses, the impact of environmental laws and regulations (discussed below) and other circumstances beyond the control of the Company. Moreover, real estate investments are relatively illiquid, which means that the Company's ability to vary its portfolio in response to changes in economic and other conditions may be limited.

         Possible Liability for Environmental Matters. There are numerous federal, state and local environmental laws and regulations to which owners of real estate are subject. Under these laws a current or prior owner of real estate may be liable for the costs of cleaning up and removing hazardous or toxic substances found on its property, whether or not it was responsible for their presence. In addition, if an owner of real property arranges for the disposal of hazardous or toxic substances at another site, it may also be liable for the costs of cleaning up and removing such substances from the disposal site, even if it did not own or operate the disposal site. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances (including asbestos-containing materials) into the environment. Environmental laws may require the Company to incur substantial expenses and limit the use of its properties. The Company could be liable for substantial amounts for a failure to comply with applicable environmental laws, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous or toxic substances on a property can also adversely affect the value of, and the owner's ability to use, sell or borrow against, the property.

         Generally, the Company obtains a Phase I environmental audit from an independent environmental engineer prior to its acquisition of a hotel. With respect to the Bristol Hotels, the Company has relied upon the Phase I audits obtained by Bristol Hotel Company in connection with its acquisition of these properties. No updates or new environmental audits were obtained.

         The primary purpose of a Phase I environmental audit is to identify indications of potential environmental contamination at a property and, secondarily, to make a limited assessment as to the potential for environmental regulatory compliance costs. Consistent with current industry standards, the Phase I environmental audits on which the Company has relied did not include an assessment of potential off-site liability or involve any testing of groundwater, soil or air conditions. Accordingly, they would not reveal information that could only be obtained by such tests. In addition, the assessment of environmental compliance contained in such reports is general in nature and was not a detailed determination of the property's complete compliance status.

         The Phase I environmental audits relied upon by the Company disclose the existence of certain hazardous or toxic substances at or near a limited number of the Company's hotels. In these instances, the Company made such additional investigations, if any, as they considered necessary to evaluate the risk of liability. However, FelCor's management does not believe that the identified conditions, or any other environmental conditions known to it, will have a material adverse effect on the Company's business, assets or profits. It is possible, however, that such environmental audits and investigations do not reveal all environmental conditions or liabilities for which the Company could be liable and there could be potential environmental liabilities of which the Company is unaware.

         Costs of Complying with Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations (including hotels) are required to meet certain federal requirements for access and use by disabled persons. FelCor's management believes that its hotels are substantially in compliance with the requirements of the ADA. However, a determination that the hotels are not in compliance with the ADA could result in liability for both governmental fines and damages to private parties. If the Company were required to make unanticipated major modifications to the hotels to comply with the requirements of the ADA, it could adversely affect its ability to pay its obligations and make distributions to its stockholders.

     Impact of Year 2000 Issue

         The year 2000 issue relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs the year 2000 may be incorrectly identified as the year 1900, which could result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements, or engage in other normal business activities.

         The Company believes that its efforts to identify and resolve the year 2000 issues will avoid a major disruption of its business. The Company has assessed its internal computer systems and believes that they will properly utilize dates beyond December 31, 1999.

         The Hotels owned by the Company are in various stages of identifying both computer and noninformation technology systems to determine if they are year 2000 compliant, including embedded systems that operate elevators, phone systems, energy maintenance systems, security systems, and other systems. The assessments, which have not been completed at this date, are scheduled to be completed by the end of the first quarter of 1999. Most of the upgrades to make a hotel year 2000 compliant had been anticipated as part of the renovation, redevelopment, and rebranding program that the Company generally undertakes upon acquisition of a hotel.

         The Company currently anticipates that the total cost to remediate all hotel year 2000 issues to be approximately $8 million, which is included in the Company's 1999 capital plans.

         The Company has requested and received assurances from the managers of the Hotels, the franchisors of the Hotels and the Lessees, that they have implemented appropriate steps to insure that they will avoid a major disruption of business due to year 2000 issues.

         Concurrent with the assessment of the year 2000 issue, the Company and its hotel managers and Lessees are developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 issues and are developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

ITEM 2. PROPERTIES

THE HOTELS

         The following table sets forth certain descriptive information regarding the Hotels in which the Company had ownership interests at December 31, 1998:

                                                                                            YEAR ACQUIRED BY      NUMBER OF
LOCATION                                              FRANCHISE BRAND             LESSEE       THE COMPANY       ROOMS/SUITES
--------                                              ---------------             ------       -----------       ------------
Birmingham, AL....................................    Embassy Suites               DJONT            1996              242
Montgomery, AL....................................    Holiday Inn                  Bristol          1998              213
Flagstaff, AZ.....................................    Days Inn                     Bristol          1998              157
Flagstaff, AZ.....................................    Embassy Suites               DJONT            1995              119
Phoenix (Airport), AZ.............................    Embassy Suites               DJONT            1998              229
Phoenix (Camelback), AZ...........................    Embassy Suites               DJONT            1996              233
Phoenix, (Crescent), AZ...........................    Sheraton                     DJONT            1997              342
Scottsdale, AZ(1).................................    Fairfield Inn                Bristol          1998              218
Tempe, AZ.........................................    Embassy Suites               DJONT            1998              224
Texarkana (I-30), AR(1)...........................    Holiday Inn                  Bristol          1998              210
Anaheim (Disney(R)Area), CA.......................    Embassy Suites               DJONT            1996              222
Burlingame (S.F. Airport So.), CA(1)..............    Embassy Suites               DJONT            1995              339
Covina (I-10), CA(2)..............................    Embassy Suites               DJONT            1997              264
Dana Point, CA....................................    Doubletree Guest Suites      DJONT            1997              198
El Segundo (LAX Airport South), CA(1).............    Embassy Suites               DJONT            1996              350
Irvine (Orange County Airport, CA.................    Holiday Inn Select           Bristol          1998              335
Los Angeles (LAX Airport North), CA...............    Embassy Suites               DJONT            1997              215
Milpitas, CA......................................    Embassy Suites               DJONT            1996              267
Milpitas, CA......................................    Holiday Inn                  Bristol          1998              305
Napa, CA..........................................    Embassy Suites               DJONT            1996              205
Oxnard (Mandalay Beach), CA.......................    Embassy Suites               DJONT            1996              249
Palm Desert, CA...................................    Embassy Suites               DJONT            1998              198
Pleasanton, CA....................................    Crowne Plaza                 Bristol          1998              244
Santa Barbara, CA(4)..............................    Holiday Inn                  Bristol          1998              160
San Diego (On-the-Bay), CA(1).....................    Holiday Inn                  Bristol          1998              600
San Francisco (Financial District), CA(1).........    Holiday Inn                  Bristol          1998              566
San Francisco (Fisherman's Wharf), CA(1)..........    Holiday Inn                  Bristol          1998              584
San Francisco (Union Square), CA..................    Crowne Plaza                 Bristol          1998              400
San Rafael (Marin Co.), CA(2).....................    Embassy Suites               DJONT            1996              235
South San Francisco (Airport North), CA...........    Embassy Suites               DJONT            1996              312
Avon (Beaver Creek Resort), CO....................    Embassy Suites               DJONT            1996               72
Colorado Springs, CO..............................    Holiday Inn Express          Bristol          1998              207
Colorado Springs, CO..............................    Ramada Inn                   Bristol          1998              220
Denver (Southeast), CO............................    Doubletree                   DJONT            1998              248
Hartford (Downtown), CT...........................    Crowne Plaza                 Bristol          1998              342
Stamford, CT(1)...................................    Holiday Inn Select           Bristol          1998              383
Wilmington, DE....................................    Doubletree                   DJONT            1998              154
Boca Raton, FL....................................    Doubletree Guest Suites      DJONT            1995              182
Boca Raton, FL....................................    Embassy Suites               DJONT            1996              263
Cocoa, Beach (Ocean Front Resort), FL.............    Holiday Inn                  Bristol          1998              500
Deerfield Beach, FL...............................    Embassy Suites               DJONT            1996              244
Ft. Lauderdale, FL................................    Embassy Suites               DJONT            1996              359
Ft. Lauderdale (Cypress Creek), FL................    Sheraton Suites              DJONT            1998              253
Jacksonville, FL..................................    Embassy Suites               DJONT            1994              210
Kissimme (Nikki Bird Resort), FL(1)...............    Holiday Inn                  Bristol          1998              529
Lake Buena Vista (Walt Disney World(R)), FL(1)....    Doubletree Guest Suites      DJONT            1997              229
Miami (Airport), FL(1)............................    Crowne Plaza                 Bristol          1998              304
Miami (Airport), FL...............................    Embassy Suites               DJONT            1996              314
Orlando (North), FL...............................    Embassy Suites               DJONT            1994              210
Orlando (South), FL...............................    Embassy Suites               DJONT            1994              244
Orlando (International Drive Resort), FL..........    Holiday Inn                  Bristol          1998              652
Orlando (Airport), FL.............................    Holiday Inn Select           Bristol          1998              288
Tampa (Busch Gardens), FL.........................    Doubletree Guest Suites      DJONT            1995              129
Tampa (Rocky Point), FL...........................    Doubletree Guest Suites      DJONT            1997              203
Tampa (Near Busch Gardens), FL(1).................    Holiday Inn                  Bristol          1998              395
Atlanta, GA.......................................    Courtyard by Marriott        Bristol          1998              211
Atlanta (Airport), GA.............................    Crowne Plaza                 Bristol          1998              378
Atlanta (Powers Ferry), GA(4).....................    Crowne Plaza                 Bristol          1998              296
Atlanta (Buckhead), GA............................    Embassy Suites               DJONT            1998              317
Atlanta (Airport), GA.............................    Embassy Suites               DJONT            1998              233
Atlanta (Perimeter Center), GA(2).................    Embassy Suites               DJONT            1998              241
Atlanta (Downtown), GA............................    Fairfield Inn                Bristol          1998              242
Atlanta (Marietta), GA............................    Hampton Inn                  Bristol          1998              140

                                                                                                 YEAR ACQUIRED BY    NUMBER OF
LOCATION                                               FRANCHISE BRAND              LESSEE         THE COMPANY      ROOMS/SUITES
--------                                               ---------------              ------         -----------      ------------
Atlanta (Airport North), GA(1)(4)..............        Holiday Inn                  Bristol            1998             493
Atlanta (Jonesboro South), GA(4)...............        Holiday Inn                  Bristol            1998             180
Atlanta (Decatur I-20 East), GA................        Holiday Inn Express          Bristol            1998             167
Atlanta (Perimeter Dunwoody), GA(4)............        Holiday Inn Select           Bristol            1998             250
Atlanta (Airport Gateway), GA..................        Sheraton                     DJONT              1997             395
Atlanta (Galleria), GA.........................        Sheraton Suites              DJONT              1997             278
Brunswick, GA..................................        Embassy Suites               DJONT              1995             130
Columbus (Airport I-85), GA(1).................        Holiday Inn                  Bristol            1998             223
Chicago (Allerton), IL.........................        Independent                  Bristol            1998             378
Chicago-Lombard, IL(2).........................        Embassy Suites               DJONT              1995             262
Chicago (O'Hare), IL...........................        Sheraton Suites              DJONT              1997             297
Deerfield, IL..................................        Embassy Suites               DJONT              1996             237
Moline, IL.....................................        Hampton Inn                  Bristol            1998             138
Moline (Airport), IL(4)........................        Holiday Inn                  Bristol            1998             216
Moline (Airport), IL(4)........................        Holiday Inn Express          Bristol            1998             111
Indianapolis (North),  IN(2)...................        Embassy Suites               DJONT              1996             222
Davenport, IA..................................        Hampton Inn                  Bristol            1998             132
Davenport, IA..................................        Holiday Inn                  Bristol            1998             287
Colby, KS......................................        Holiday Inn Express          Bristol            1998              72
Great Bend, KS.................................        Holiday Inn                  Bristol            1998             175
Hays, KS(4)....................................        Hampton Inn                  Bristol            1998             116
Hays, KS(4)....................................        Holiday Inn                  Bristol            1998             190
Overland Park, KS(2)...........................        Embassy Suites               DJONT              1997             199
Salina, KS(4)..................................        Holiday Inn                  Bristol            1998             192
Salina (I-70), KS..............................        Holiday Inn Express
                                                       Hotel & Suites               Bristol            1998              93
Lexington, KY..................................        Hilton Suites                DJONT              1996             174
Lexington, KY..................................        Sheraton Suites              DJONT              1998             155
Baton Rouge, LA................................        Embassy Suites               DJONT              1996             224
New Orleans, LA................................        Embassy Suites               DJONT              1994             282
New Orleans (Chateau LeMoyne), LA(1)(2)........        Holiday Inn                  Bristol            1998             171
New Orleans (French Quarter), LA(1)(4).........        Holiday Inn                  Bristol            1998             276
Baltimore, MD..................................        Doubletree Guest Suites      DJONT              1997             251
Boston (Marlborough), MA.......................        Embassy Suites               DJONT              1995             229
Boston (Government Center), MA(1)..............        Holiday Inn Select           Bristol            1998             303
Leominster, MA.................................        Four Points(R)               Bristol            1998             187
Troy, MI.......................................        Doubletree Guest Suites      DJONT              1997             251
Bloomington, MN................................        Embassy Suites               DJONT              1997             219
Minneapolis (Airport), MN......................        Embassy Suites               DJONT              1995             311
Minneapolis (Downtown), MN.....................        Embassy Suites               DJONT              1995             218
St. Paul, MN(3)................................        Embassy Suites               DJONT              1995             210
Jackson (Downtown), MS(4)......................        Crowne Plaza                 Bristol            1998             354
Jackson (North), MS............................        Hampton Inn                  Bristol            1998             119
Jackson (Southwest), MS(4).....................        Holiday Inn                  Bristol            1998             289
Jackson (North), MS(4).........................        Holiday Inn & Suites         Bristol            1998             224
Olive Branch (Whispering Woods Hotel
   and Conference Center), MS..................        Holiday Inn                  Bristol            1998             179
Kansas City (Plaza), MO (1)(2).................        Embassy Suites               DJONT              1997             266
Kansas City (Northeast), MO....................        Holiday Inn                  Bristol            1998             167
St. Louis (Downtown), MO.......................        Embassy Suites               DJONT              1998             297
St. Louis (Westport), MO(4)....................        Holiday Inn                  Bristol            1998             318
Omaha, NE......................................        Doubletree Guest Suites      DJONT              1998             189
Omaha (Central), NE............................        Hampton Inn                  Bristol            1998             132
Omaha (Southwest), NE..........................        Hampton Inn                  Bristol            1998             131
Omaha (I-80), NE(4)............................        Holiday Inn                  Bristol            1998             383
Omaha (Old Mill Northwest), NE.................        Holiday Inn                  Bristol            1998             213
Omaha (Southwest), NE..........................        Holiday Inn Express          Bristol            1998              78
                                                       Hotel & Suites
Omaha (Southwest), NE..........................        Homewood Suites              Bristol            1998             116
Parsippany, NJ(2)..............................        Embassy Suites               DJONT              1996             274
Piscataway, NJ.................................        Embassy Suites               DJONT              1996             225
Secaucus, NJ (1)(2)............................        Embassy Suites               DJONT              1997             261
Secaucus, NJ...................................        Crowne Plaza                 Bristol            1998             261
Albuquerque (Mountain View), NM................        Holiday Inn                  Bristol            1998             360
Syracuse, NY...................................        Embassy Suites               DJONT              1997             215
Charlotte, NC(2)...............................        Embassy Suites               DJONT              1996             274
Raleigh/Durham, NC.............................        Doubletree Guest Suites      DJONT              1997             203
Raleigh, NC(2).................................        Embassy Suites               DJONT              1997             225

                                                                                                  YEAR ACQUIRED BY    NUMBER OF
LOCATION                                                  FRANCHISE BRAND           LESSEE          THE COMPANY     ROOMS/SUITES
--------                                                  ---------------           ------          -----------     ------------
Cleveland, OH..................................        Embassy Suites               DJONT              1995             268
Columbus, OH...................................        Doubletree Guest Suites      DJONT              1998             194
Dayton, OH(4)..................................        Doubletree Guest Suites      DJONT              1997             138
Tulsa, OK......................................        Embassy Suites               DJONT              1994             240
Philadelphia (Center City), PA(4)..............        Crowne Plaza                 Bristol            1998             445
Philadelphia (Independence Mall), PA...........        Holiday Inn                  Bristol            1998             364
Philadelphia (Society Hill), PA................        Sheraton                     DJONT              1997             365
Pittsburgh, PA(1)(4)...........................        Holiday Inn Select           Bristol            1998             251
Charleston (Mills House), SC...................        Holiday Inn                  Bristol            1998             214
Columbia, SC                                           Holiday Inn                  Bristol            1998             148
Myrtle Beach (Kingston Plantation), SC.........        Embassy Suites               DJONT              1996             255
Roper (Greenville), SC.........................        Crowne Plaza                 Bristol            1998             208
Knoxville (Central), TN(1).....................        Holiday Inn                  Bristol            1998             242
Nashville (Airport), TN........................        Doubletree Guest Suites      DJONT              1997             138
Nashville, TN..................................        Embassy Suites               DJONT              1994             296
Nashville (Opryland/Airport), TN(1)............        Holiday Inn Select           Bristol            1998             385
Amarillo (I-40), TX(1).........................        Holiday Inn                  Bristol            1998             247
Austin (Downtown), TX..........................        Doubletree Guest Suites      DJONT              1997             189
Austin (Airport North), TX(2)..................        Embassy Suites               DJONT              1997             261
Austin (Town Lake), TX.........................        Holiday Inn                  Bristol            1998             320
Beaumont (Midtown I-10), TX....................        Holiday Inn                  Bristol            1998             190
Corpus Christi, TX.............................        Embassy Suites               DJONT              1995             150
Dallas (Alpha Road), TX(1).....................        Bristol House(R)             Bristol            1998             127
Dallas (Addison North), TX(4)..................        Crowne Plaza                 Bristol            1998             354
Dallas (Market Center), TX(4)..................        Crowne Plaza                 Bristol            1998             244
Dallas, TX(1)(4)...............................        Crowne Plaza Suites          Bristol            1998             295
Dallas (Campbell Center), TX...................        Doubletree                   DJONT              1998             302
Dallas (DFW Airport South), TX.................        Embassy Suites               DJONT              1998             305
Dallas (Love Field), TX........................        Embassy Suites               DJONT              1995             248
Dallas (Market Center), TX.....................        Embassy Suites               DJONT              1997             244
Dallas (Park Central), TX......................        Embassy Suites               DJONT              1994             279
Dallas (Regal Row), TX.........................        Fairfield Inn                Bristol            1998             204
Dallas (Downtown West End), TX.................        Hampton Inn                  Bristol            1998             311
Dallas, TX(1)(4)...............................        Harvey Hotel                 Bristol            1998             313
Dallas (DFW Airport North), TX(1)(4)...........        Harvey Hotel                 Bristol            1998             506
Dallas (DFW Airport North), TX(4)..............        Harvey Suites                Bristol            1998             164
Dallas (Park Central), TX......................        Sheraton                     DJONT              1998             279
Dallas (Park Central), TX......................        Westin                       DJONT              1997             545
Houston (Near the Galleria), TX................        Courtyard by Marriott        Bristol            1998             209
Houston (Medical Center), TX(4)................        Crowne Plaza                 Bristol            1998             297
Houston (Near the Galleria), TX................        Fairfield Inn                Bristol            1998             107
Houston (I-10 East), TX........................        Fairfield Inn                Bristol            1998             160
Houston (I-10 East), TX........................        Hampton Inn                  Bristol            1998              90
Houston (Medical Center), TX(1)(4).............        Holiday Inn & Suites         Bristol            1998             285
Houston (International Airport), TX(4).........        Holiday Inn                  Bristol            1998             413
Houston (I-10 West), TX........................        Holiday Inn Select           Bristol            1998             345
Houston (Near Greenway Plaza), TX(4)...........        Holiday Inn Select           Bristol            1998             355
Midland (Country Villa), TX....................        Holiday Inn                  Bristol            1998             250
Odessa (Parkway Blvd.), TX.....................        Holiday Inn Express          Bristol            1998             186
                                                       Hotel & Suites
Odessa (Center), TX............................        Holiday Inn Hotel &          Bristol            1998             245
                                                       Suites
Plano, TX(4)...................................        Harvey Hotel                 Bristol            1998             279
Plano, TX......................................        Holiday Inn                  Bristol            1998             161
San Antonio (Airport), TX(2)...................        Embassy Suites               DJONT              1997             261
San Antonio (Northwest), TX(2).................        Embassy Suites               DJONT              1997             217
San Antonio (Downtown), TX(1)..................        Holiday Inn                  Bristol            1998             315
San Antonio (International Airport), TX........        Holiday Inn Select           Bristol            1998             397
Waco (I-35), TX................................        Holiday Inn                  Bristol            1998             171
Salt Lake City (Airport), UT(1)................        Holiday Inn                  Bristol            1998             191
Burlington, VT.................................        Sheraton                     DJONT              1997             309


                                                                                           YEAR ACQUIRED BY         NUMBER OF
LOCATION                                                  FRANCHISE BRAND     LESSEE         THE COMPANY          ROOMS/SUITES
--------                                                  ---------------     ------         -----------          ------------
Cambridge, Canada..............................        Holiday Inn            Bristol            1998                 139
Kitchener (Waterloo), Canada...................        Holiday Inn            Bristol            1998                 182
Peterborough (Waterfront), Canada .............        Holiday Inn            Bristol            1998                 155
Sarnia, Canada.................................        Holiday Inn            Bristol            1998                 151
Toronto (Yorkdale), Canada.....................        Holiday Inn            Bristol            1998                 370
Toronto (Airport), Canada......................        Holiday Inn Select     Bristol            1998                 444


---------

(1)  Situated on land leased under a long-term ground lease.
(2) This hotel is one of 15 hotels owned by unconsolidated entities in which the Company owns a 50% equity interest.
(3) Owned subject to a capitalized industrial revenue bond lease which expires in 2011 and permits the Company to purchase the fee interest at expiration for a nominal amount.
(4)  Encumbered by mortgage debt.

THE PERCENTAGE LEASES

     Each of the Hotels (with one exception) is leased to a Lessee pursuant to a Percentage Lease. The terms of each Percentage Lease with DJONT was approved by FelCor's Independent Directors at the time it was entered into.

     The DJONT Percentage Leases.

         The principal terms of the Percentage Leases with DJONT ("DJONT Leases") are summarized below, although certain terms will vary from hotel to hotel.

         Term. The DJONT Leases typically have a stated term of 10 years.

         Rent. The annual Base Rent is typically set at approximately 60% of the initial year's anticipated total rent. The Percentage Rent is calculated in two tiers, a first tier typically equal to 17% of room and suite revenues up to a specified amount ("Room and Suite Revenue Breakpoint") and a second tier typically equal to 65% of room and suite revenues above such Room and Suite Revenue Breakpoint. In addition, the DJONT Lessee typically pays the Company 5% of the food and beverage revenues from each Hotel in which the restaurant and bar operations are conducted directly by the DJONT Lessee and 98% of the food and beverage rent revenues from each Hotel in which the restaurant and bar operations are subleased by the DJONT Lessee to an unrelated third party. The Room and Suite Revenue Breakpoint is established at the time the Percentage Lease is entered into, based upon the historical and anticipated operations of the particular hotel, in a manner expected to provide the Company with approximately 95% of the anticipated operating profits of the hotels in which it invests.

         The amount of Base Rent and of the Room and Suite Revenue Breakpoint in each DJONT Lease formula generally is subject to adjustment, annually, based upon a formula taking into account changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any year may not exceed 7%. The CPI adjustments applicable to 1998, 1997 and 1996 were 0.50%, 1.42% and 0.73%, respectively.

         Events of Default. If an Event of Default occurs and continues beyond any curative period, the Company has the option of terminating the DJONT Lease or any or all other DJONT Leases. Events of Default under the DJONT Leases include typical defaults such as failure to pay rent, certain insolvency events and, among others, the following:

         o the breach by the DJONT Lessee of any term of a DJONT Lease that is not cured within certain specified periods or an Event of Default under any other DJONT Lease;

         o if the DJONT Lessee voluntarily discontinues operations of a leased hotel for more than 30 days, except as a result of damage, destruction, or condemnation; or

         o if the franchise agreement with respect to a leased hotel is terminated by the franchisor as a result of any action or failure to act by the DJONT Lessee or its agents.

         Termination of Percentage Leases on Disposition of the Hotels. If the Company enters into an agreement to sell or otherwise transfer a leased hotel, the Company has the right to terminate the DJONT Lease with respect to such leased hotel upon 90 days' prior written notice upon either (i) paying the DJONT Lessee the fair market value of the DJONT Lessee's leasehold interest in the remaining term of the DJONT Lease to be terminated or (ii) offering to lease to the DJONT Lessee a substitute hotel on terms that would create a leasehold interest with a fair market value equal to or exceeding the fair market value of the DJONT Lessee's remaining leasehold interest under the DJONT Lease to be terminated. The Company also is obligated to pay, or reimburse the DJONT Lessee for certain fees and expenses resulting from the termination of the DJONT Lease.

         Maintenance and Modifications. Under the DJONT Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and the roof of each leased hotel. In addition, the DJONT Leases obligate the Company to fund periodic improvements (in addition to maintenance of structural elements) to the buildings and grounds comprising the leased hotels, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment in the leased hotels, when and as required to meet the requirements of the applicable franchise licenses, and to establish and maintain a reserve, which is available to the DJONT Lessee for such purposes, in an amount equal to 4% of hotel room and suite revenues, on a cumulative basis. The Company's obligation is not limited to the amount in such reserve. Otherwise, the DJONT Lessee is required, at its expense, to maintain the leased hotels in good order and repair, except for ordinary wear and tear, and to make nonstructural repairs, whether foreseen or unforeseen, ordinary or extraordinary, which may be necessary and appropriate to keep the leased hotels in good order and repair.

         Insurance and Property Taxes. The Company is responsible for paying real estate and personal property taxes and property insurance premiums on the leased hotels (except to the extent that personal property associated with the leased hotels is owned by the DJONT Lessee). The DJONT Lessee is responsible for the cost of all liability insurance on the leased hotels, which must include extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the leased hotels.

         Indemnification. Under each of the DJONT Leases, the DJONT Lessee will indemnify the Company for certain losses relating to the leased hotel, including losses related to any accident or injury to person or property at the leased hotels, certain environmental liability, taxes and assessments (other than real estate and personal property taxes and any income taxes of the Company on income attributable to the leased hotels), the sale or consumption of alcoholic beverages, or any breach of the DJONT Leases by the DJONT Lessee.

         Other Lease Covenants. The DJONT Lessee has agreed that during the term of the DJONT Leases it will maintain a ratio of total debt to consolidated net worth of less than or equal to 50%, exclusive of capitalized leases and indebtedness subordinated in right to repayment to the rent due under the DJONT Leases. In addition, the DJONT Lessee has agreed that it will not pay fees to any of its affiliates.

         Breach by Company. Upon notice from the DJONT Lessee that the Company has breached the Lease, the Company has 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays. If the Company fails to cure a breach on its part under a DJONT Lease, the DJONT Lessee may purchase the leased hotel from the Company for a purchase price equal to the leased hotel's then fair market value.

     Bristol Master Hotel Agreement.

         Bristol and the Company are parties to an Amended and Restated Master Hotel Agreement ("MHA"), pursuant to which, among other things, Bristol and the Bristol Lessees are required to use their reasonable best efforts to permit FelCor to continue to qualify as a real estate investment trust under the Code. Bristol and the Bristol Lessees are required to maintain a minimum liquid net worth (including not only working capital and other liquid assets, but also income-producing or readily-marketable assets, and any letters of credit or other credit enhancements necessary to meet such requirement) at all times at least equal to fifteen percent (15%) of projected annual rent under all of the Bristol leases during each calendar year. If such minimum liquid net worth is not maintained, and Bristol fails to cure the deficiency, the leases will be in default, and the Bristol Lessees generally will be prohibited from making cash dividends or other distributions or any other payments to affiliates.

         Under the MHA, the Bristol Hotels also are treated as a whole, and the leases are cross-defaulted, for purposes of the Company's remedies upon default. Upon certain material defaults under one or more leases, the Company has the option to terminate the particular lease(s) in default, or all leases to which the defaulting Bristol Lessee is a party, or all (but not less than all) of the Bristol leases.

     The Bristol Percentage Leases.

         The principal terms of the Percentage Leases with Bristol (the "Bristol Leases") are summarized below, although certain terms will vary from hotel to hotel.

         Term. The Bristol Leases are for initial terms of five to ten years, with renewal options on the same terms for a total of 15 years. If a Bristol Lease has been extended to 15 years, the Bristol Lessee may renew the lease for an additional five years at then current market rates.

         Rent. The Bristol Lessees pay a monthly rent equal to the greater of Base Rent or Percentage Rent. The Percentage Rent is based on specified percentages of various revenue streams. Those percentages will vary from hotel to hotel within the following ranges:

         Room and Suite Revenues:                    0% to 10% up to a revenue breakpoint amount specified for
                                                     each hotel, then 60% to 75% above such breakpoint.

         Food & Beverage Revenues:                   5% to 25%.

         Telephone Revenues:                         5% to 10%.

         Other Revenues:                             Varying percentages depending on the nature and source of such revenues.

         The Base Rent and the thresholds for computing Percentage Rent under the Bristol Leases will be adjusted annually to reflect changes in the CPI. The parties to the Bristol Leases also agree to renegotiate the rent in the event of any rebranding, substantial renovations (other than those agreed upon prior to the execution of the Bristol Leases) or other, future hotel repositioning strategies resulting in significant disruption of the operations of the leased hotels.

         The Bristol Lessees have the right to require the Company to renegotiate the rent for all the hotels in a particular region if there is an extended, material reduction in midscale hotel occupancy rates in the U.S. and in such region. If the Company and the Bristol Lessees are unable to agree on a reduction in rent, the Bristol Lessees may terminate all Bristol Leases in the respective region. The Bristol Lessee also may require the Company to renegotiate the rent for a particular hotel if, as a result of certain force majeure events, there is an extended, material decline in the travel or hotel business and a material reduction in the occupancy rate of such hotel and the hotel's competitive set. If the Bristol Lessee and the Company are unable to agree on a change in rent, the Bristol Lessee may terminate the lease for such hotel.

         Termination. A Bristol Lease also may be terminated by the Company for typical defaults such as failure to pay rent, certain insolvency events and the following reasons, among others:

     o if Bristol fails to satisfy certain performance targets for any one hotel and all other hotels in the aggregate during any three consecutive years based on budgeted room revenues, unless Bristol pays the Company the difference between the actual rent paid and 80% (or, in certain circumstances, 90%) of the budgeted rent;

     o upon a change in control of Bristol, defined as the acquisition of more than 50% of Bristol's stock by any person or group not approved by Bristol's Board of Directors or the election of a majority of directors not supported by Bristol's Board of Directors;

     o upon any breach by the Bristol Lessee of the agreements under the lease that is not cured within certain specified periods;

     o if Bristol fails to maintain a minimum liquid net worth or to provide other credit support for the obligations of the Bristol Lessees under the Bristol Leases;

     o if a franchisor terminates a franchise license as a result of the Bristol Lessee's default under the franchise agreement; and

     o            if the Company sells the hotel to an unaffiliated third party.

If the Company terminates the lease upon sale of a hotel and Bristol does not continue as a manager or lessee of the hotel (or a substitute hotel offered by the Company), Bristol will be entitled to monthly termination payments during the remainder of the lease term equal to one-twelfth of 60% of the average monthly profit and allocable overhead contribution associated with operating the hotel over the 12 months ending on the termination date.

         Indemnification. The Bristol Lessee agrees to indemnify the Company for certain losses relating to the hotel, including losses related to any accident or injury to persons or property at the hotel, any breach of the lease by the Bristol Lessee and certain environmental and tax liabilities not assumed by the Company in connection with its acquisition of the Bristol Hotels. The Company will indemnify the Bristol Lessee for any breach of the lease by the Company, for liability for the environmental condition of the hotel at the time the lease commences and for the Company's acts of gross negligence or willful misconduct.

         Maintenance and Capital Expenditures. The Bristol Lessee is responsible for maintaining the leased hotel in good order and repair and for making all repairs that do not constitute capital improvements. The Bristol Lessee is generally required to budget and expend an amount equal to at least 4.5% of gross revenues of the hotel for maintenance and repairs (other than capital improvements) during each lease year. The Bristol Lessee must supply and maintain the inventory that is necessary to operate the leased hotel. The Company is responsible for all hotel capital improvements (including those required by applicable law or, with certain exceptions, the respective franchise license) and for maintaining the underground utilities and all hotel improvements, furniture, fixtures and equipment owned by the Company to the extent such maintenance constitutes capital expenditures in accordance with generally accepted accounting principles or the capital improvements policy agreed to by both the Company and the Bristol Lessee. The Company must make available an amount equal to at least 3% of the hotel's gross revenues, on a cumulative basis, for budgeted or other approved capital expenditures.

         Insurance and Property Taxes. The Company will pay all real estate and personal property taxes and property insurance premiums on the leased hotels, other than with respect to the Bristol Lessee's personal property. The Bristol Lessee will pay for all liability insurance on the leased hotels, including extended coverage, comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the leased hotels.

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

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is no established public trading market for the Units. The Units, however, are redeemable at the option of the holder for a like number of shares of Common Stock of FelCor or, at the option of FelCor, for the cash equivalent thereof. The following information is provided regarding the Common Stock of FelCor.

         FelCor's Common Stock is traded on the New York Stock Exchange under the symbol "FCH." The following table sets forth for the indicated periods the high and low sale prices for the Common Stock, as traded on such exchange.

                                                               HIGH           LOW
                                                               ----           ---
                            1997
                            ----

First quarter................................................  $37 1/2      $33 1/2
Second quarter...............................................   37 3/4       34 1/2
Third quarter................................................   41 1/2       36
Fourth quarter...............................................   42 7/8       34 15/16

                            1998
                            ----

First quarter................................................  38 5/16       34 15/16
Second quarter...............................................  37 5/16       31 3/16
Third quarter................................................  32 1/4        20
Fourth quarter...............................................  24 3/16       18 3/16

UNITHOLDER INFORMATION

         At March 10, 1999, the Company had approximately 40 holders of record of its Units. It is estimated that there were approximately 40 beneficial owners, in the aggregate, of the Units at that date.


DISTRIBUTION INFORMATION

         The Company has adopted a policy of paying regular quarterly distributions on its Units, and cash distributions have been paid on the Company's Units with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company on its Units during 1997 and 1998.


                           QUARTER TO                                DISTRIBUTION      DISTRIBUTION       PER SHARE
                       WHICH DISTRIBUTION                               RECORD           PAYMENT        DISTRIBUTION
                            RELATES                                      DATE              DATE            AMOUNT
                       ------------------                            ------------      ------------     ------------
     1997
     ----
First quarter...................................................       4/15/97            4/30/97          $0.50
Second quarter..................................................       7/15/97            7/30/97          $0.50
Third quarter...................................................       10/15/97          10/31/97          $0.55
Fourth quarter..................................................       12/30/97           1/30/98          $0.55

    1998
    ----
First quarter...................................................       4/15/98            4/30/98          $0.55
Second quarter..................................................       7/15/98            7/31/98          $0.55
Third quarter...................................................       10/15/98          10/30/98          $0.55
Fourth quarter..................................................       12/30/98           1/29/99          $0.895(1)

-------------
     (1) Includes a special one-time distribution of $0.345 per Unit, representing accumulated earnings and profits from FelCor's July 1998 merger with Bristol Hotel Company.

         The foregoing distributions represent an approximate 17.0% return of capital in 1998 and an approximate 6.0% return of capital in 1997. In order to maintain its qualification as a REIT, FelCor must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). For the years ended December 31, 1998 and December 31, 1997, FelCor had distributions totaling $2.545 and $2.10 per share, respectively, of which only $2.01 and $1.88 per share, respectively, were required to satisfy the 95% REIT distribution test. All of such funds were provided by the Company through distributions on its Units. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet FelCor's REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to enable FelCor to retain its qualification as a REIT for federal income tax purposes.

         The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the Board of Directors of FelCor and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements of FelCor under the REIT provisions of the internal revenue code and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         During 1998, the Company issued an aggregate of 189,916 Units, which may be redeemed for a like number of shares of FelCor's Common Stock, in connection with the acquisition of two hotels. Neither the Units, nor the shares of Common Stock issuable in redemption thereof, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial data for the Company for the years ended December 31, 1998, 1997, 1996 and 1995 and the period from July 28, 1994 (inception of operations) to December 31, 1994 that has been derived from the financial statements of the Company and the notes thereto, audited by PricewaterhouseCoopers LLP, independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEARS ENDED
                                                                          DECEMBER 31,                   PERIOD FROM JULY 28, 1994
                                                        -----------------------------------------------  (INCEPTION OF OPERATIONS)
                                                          1998          1997       1996         1995    THROUGH DECEMBER 31, 1994(1)
                                                        ---------    ---------   ---------    --------- ----------------------------
REVENUE:
   Percentage lease revenue .........................   $ 328,923    $ 169,114   $  97,950    $  23,787          $   6,043
   Equity in income from unconsolidated entities ....       7,017        6,963       2,010          513
   Other revenue ....................................       4,154          574         984        1,691                207
                                                        ---------    ---------   ---------    ---------          ---------
TOTAL REVENUE .......................................     340,094      176,651     100,944       25,991              6,250
                                                        ---------    ---------   ---------    ---------          ---------

EXPENSES:
   General and administrative .......................       5,254        3,743       1,819          870                355
   Depreciation .....................................      90,835       50,798      26,544        5,232              1,487
   Taxes, insurance and other .......................      45,288       23,093      13,897        2,563                881
   Interest expense .................................      73,182       28,792       9,803        2,004                109
   Minority interest in other partnerships ..........       1,121          573
                                                        ---------    ---------   ---------    ---------          ---------
TOTAL EXPENSES ......................................     215,680      106,999      52,063       10,669              2,832
                                                        ---------    ---------   ---------    ---------          ---------

INCOME BEFORE EXTRAORDINARY CHARGE ..................     124,414       69,652      48,881       15,322              3,418
   Extraordinary charge from write off
      of deferred financing fees ....................       3,075          185       2,354
                                                        ---------    ---------   ---------    ---------          ---------

NET INCOME ..........................................     121,339       69,467      46,527       15,322              3,418
   Preferred distributions ..........................      21,423       11,797       7,734
                                                        ---------    ---------   ---------    ---------          ---------
NET INCOME APPLICABLE TO UNITHOLDERS ................   $  99,916    $  57,670   $  38,793    $  15,322          $   3,418
                                                        =========    =========   =========    =========          =========

DILUTED EARNINGS PER UNIT:
   Income applicable to unitholders before
extraordinary charge ................................   $    1.93    $    1.68   $    1.58    $    1.70          $    0.54
   Extraordinary charge .............................       (0.06)       (0.01)      (0.09)
                                                        ---------    ---------   ---------    ---------          ---------
   Net income applicable to unitholders .............   $    1.87    $    1.67   $    1.49    $    1.70          $    0.54
                                                        =========    =========   =========    =========          =========

   Weighted average units outstanding ...............      53,323       34,467      26,003        8,989              6,385

                       FELCOR LODGING LIMITED PARTNERSHIP

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEARS ENDED
                                                                  DECEMBER 31,                        PERIOD FROM JULY 28, 1994
                                                   -------------------------------------------------   (INCEPTION OF OPERATIONS)
                                                      1998         1997         1996         1995      THROUGH DECEMBER 31, 1994 (1)
                                                   ----------   ----------    ---------   ----------  ------------------------------
OTHER DATA:
   Cash distributions per unit ..................  $    2.545   $     2.10    $    1.92   $     1.84      $      0.66
   Funds From Operations (2) ....................     217,363      129,815       77,141       20,707            4,905
   EBITDA (3) ...................................     299,550      153,496       86,583       22,203            5,014
   Ratio of EBITDA to interest expense ..........         3.8x         4.4x         8.2x        11.1x            46.0x
   Ratio of earnings to combined fixed
    charges and preferred distributions (4) .....         1.9x         2.2x         3.0x         8.6x            32.4x
   Cash provided by operating activities ........     192,583       97,478       67,494       17,003            3,959
   Cash provided by financing activities ........     375,064      600,132      251,906      407,897           97,952
   Cash used in investing activities ............    (550,498)    (687,860)    (478,428)    (259,197)        (100,793)

BALANCE SHEET DATA:
   Cash and cash equivalents ....................  $   34,692   $   17,543    $   7,793   $  166,821      $     1,118
   Investment in hotel properties, net ..........   3,964,484    1,489,764      899,691      325,155          104,800
   Investment in unconsolidated entities ........     136,069      132,991       59,867       13,819
   Total assets .................................   4,175,383    1,673,364      978,788      548,359          108,305
   Debt .........................................   1,594,734      476,819      239,425       19,666            8,750
   Partners' capital ............................     897,766      468,246      445,433       61,885

-----------------

         (1) Prior to FelCor's initial public offering on July 28, 1994, six hotels were owned by entities deemed to be the predecessor of the Company. Suite revenues, total revenues, total expenses and net income of the predecessor for the period from January 1, 1994 through July 27, 1994 were $21.9 million, $23.2 million, $21.6 million and $1.6 million, respectively.

         (2) The following table details the computation of Funds From Operations (in thousands). A more detailed description of FFO is contained in the "Funds From Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                   YEARS ENDED DECEMBER 31,           PERIOD FROM JULY 28, 1994
                                                      ----------------------------------------------  (INCEPTION OF OPERATIONS)
                                                         1998         1997        1996        1995    THROUGH DECEMBER 31, 1994 (1)
                                                      ---------    ---------   ---------   ---------  -----------------------------
Net income .......................................    $ 121,339    $  69,467   $  46,527   $  15,322        $   3,418
   Series B redeemable preferred distributions ...       (8,373)
   Extraordinary charge from
       write off of deferred financing fees ......        3,075          185       2,354
   Depreciation ..................................       90,835       50,798      26,544       5,232            1,487
   Depreciation from unconsolidated entities .....       10,487        9,365       1,716         153
Funds From Operations (FFO) ......................    $ 217,363    $ 129,815   $  77,141   $  20,707        $   4,905
                                                      =========    =========   =========   =========        =========
Weighted average units outstanding * .............       58,013       39,157      29,306       8,989            6,385

-----------------------
* Weighted average units outstanding are computed using dilutive options and unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

         (3) EBITDA is computed by adding FFO, interest expense, the Company's portion of interest expense from unconsolidated entities, amortization expense, and operating cash distributions from unconsolidated entities and deducting equity in income from unconsolidated entities and the Company's portion of depreciation from unconsolidated entities. A reconciliation of Funds From Operations to EBITDA is as follows (in thousands):


                                                                 YEARS ENDED DECEMBER 31,           PERIOD FROM JULY 28, 1994
                                                    ----------------------------------------------  (INCEPTION OF OPERATIONS)
                                                      1998         1997       1996         1995     THROUGH DECEMBER 31, 1994 (1)
                                                    ---------   ---------   ---------    ---------  -----------------------------
Funds From Operations ...........................   $ 217,363   $ 129,815   $  77,141    $  20,707        $   4,905
     Interest expense ...........................      73,182      28,792       9,803        2,004              109
     Interest expense from unconsolidated
         entities ...............................       6,521       5,895         818
     Amortization expense .......................         922       1,111         593          158
     Operating cash distributions from
          unconsolidated entities ...............      19,066       4,211       1,954
     Equity in income from unconsolidated
          entities ..............................      (7,017)     (6,963)     (2,010)        (513)
     Depreciation from unconsolidated entities...     (10,487)     (9,365)     (1,716)        (153)
                                                    ---------   ---------   ---------    ---------        ---------


EBITDA ..........................................   $ 299,550   $ 153,496   $  86,583    $  22,203        $   5,014
                                                    =========   =========   =========    =========        =========

         (4) For the purpose of computing the ratio of earnings to combined fixed charges and preferred unit distributions, earnings consist of income from continuing operations plus fixed charges, excluding capitalized interest, and fixed charges consist of interest, whether expensed or capitalized, and amortization of loan costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company at December 31, 1998, owned interests in 193 hotels with nearly 50,000 rooms and suites. Additional organizational information relating to the Company, and the definitions of certain capitalized terms, are contained in the Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R) and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 1998:

                     BRAND                                                DJONT         BRISTOL         TOTAL
                     -----                                                -----         -------         -----
      Embassy Suites                                                        57                            57
      Holiday Inn                                                                          49*            49
      Doubletree and Doubletree Guest Suites(R)                             17                            17
      Crowne Plaza and Crowne Plaza Suites(R)                                              14             14
      Holiday Inn Select(R)                                                                11             11
      Sheraton(R)and Sheraton Suites(R)                                      9              1             10
      Hampton Inn(R)                                                                        9              9
      Holiday Inn Express(R)                                                                7*             7
      Fairfield Inn(R)                                                                      5              5
      Harvey Hotel(R)                                                                       4              4
      Independents                                                                          2              2
      Courtyard by Marriott(R)                                                              2              2
      Days Inn(R)                                                                           1*             1
      Hilton Suites(R)                                                       1                             1
      Homewood Suites(R)                                                                    1              1
      Radisson(R)                                                            1                             1
      Ramada Inn(R)                                                                         1*             1
      Westin(R)                                                              1                             1
                                                                           ---           ----           ----
         Total Hotels                                                       86            107            193
                                                                           ===           ====           ====

      * The Company has sold, or intends to sell, during 1999 two Holiday Inn, two Holiday Inn Express, the Ramada Inn and Days Inn hotels owned at December 31, 1998.

         The Hotels are located in 34 states and Canada with 79 in California
(20), Florida (18) and Texas (41).

         The principal factors affecting the Company's results of operations are acquisitions of hotels, renovations, redevelopments, and rebrandings of hotels, and changes in room and suite revenues measured by revenue per available room ("RevPAR"). On July 28, 1998, FelCor completed the acquisition of the assets of Bristol through a merger, which resulted in the net addition of 107 hotels, valued at approximately $2 billion, to the Company's portfolio. In addition to the Bristol assets, the Company acquired 16 hotels, valued at $412.8 million. Three of the hotels acquired in the Merger were sold prior to December 31, 1998.

         The Company continued its program of renovation, redevelopment, and rebranding of hotels, to improve under-performing assets and increase revenues. The Company and, prior to the Merger, Bristol Hotel Company, spent nearly $220 million in 1998 on renovations, redevelopments, rebrandings, room additions to existing hotels, and other hotel improvements. This strategy continues to be effective in improving revenue performance.

         The Company's growth has been financed primarily with equity, resulting in a conservative financial structure. The results of this conservative approach are evidenced by the following, as of December 31, 1998:

   o  Interest coverage ratio of 3.8x

   o  Pro forma interest coverage ratio of 3.6x

   o  Total debt to pro forma EBITDA of 4.1x

   o  Borrowing capacity under existing credit facilities of $114 million

   o  Consolidated debt-to-total assets of 38%

   o  Fixed interest rate debt comprising 56% of total debt

   o  Secured debt to total assets of 7%

   o  Debt of $16 million maturing prior to December 31, 1999

         The Company's historical results of operations for 1998, 1997, and 1996 are summarized as follows (in millions, except percentages and hotel counts):

                                                                                                            PERCENTAGE
                                                                     YEARS ENDED DECEMBER 31,                 CHANGE
                                                                  -------------------------------      --------------------
                                                                   1998        1997        1996        98 VS 97    97 VS 96
                                                                  ------      -------     -------      --------    --------
Hotels owned at year end....................................         193           73          43       164.4%       69.8%
Revenues....................................................      $340.1      $ 176.7     $ 100.9        92.5%       75.1%
Income before extraordinary charge..........................      $124.4      $  69.7     $  48.9        78.5%       42.5%
Net income applicable to unitholders........................      $ 99.9      $  57.7     $  38.8        73.1%       48.7%
Funds From Operations (FFO).................................      $217.4       $129.8     $  77.1        67.5%       68.4%

RESULTS OF OPERATIONS

THE COMPANY -- ACTUAL

     Comparison of the Years Ended December 31, 1998 and 1997.

         For the years 1998 and 1997 the Company had total revenue of $340.1 million and $176.7 million, respectively, consisting primarily of Percentage Lease revenue of $328.9 million and $169.1 million. The 43 hotels owned by the Company throughout both of the years 1998 and 1997 (DJONT Comparable Hotels), which reflect the effect of the Company's ownership and the management by its strategic partners, experienced a growth in RevPAR during 1998 of 5.4% over 1997. The largest portion of this increase came from the 18 former Crown Sterling Suite hotels, which continued their trend of improved RevPAR throughout 1998, achieving a RevPAR of $92.05 in 1998 compared to $85.04 for 1997, an increase of 8.2%. These hotels have improved their RevPAR performance by 31.4% since 1996. The Company attributes this dramatic increase to the renovation, redevelopment, and rebranding of these hotels in 1996 and early 1997. Likewise, the 59 Bristol Comparable Hotels (those Bristol hotels not undergoing renovation in either 1997 or 1998) produced improved RevPAR performance of 6.7% over 1997.

         The improvement in room and suite revenue significantly impacts the Company because its principal source of revenue is rent payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. The portion of the Percentage Lease revenue derived from room and suite revenues was approximately 93% in 1998 and 97% in 1997. The decrease in the portion of Percentage Lease revenue derived from room and suite revenues is attributed primarily to the more extensive food and beverage operations in the Bristol hotels.

         The Company generally seeks to acquire hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment, and rebranding, or a change in management. However, during the course of such improvements hotel revenue performance is often adversely affected by such temporary factors as out-of-service rooms and suites and disruptions of hotel operations. (A more detailed discussion of hotel room and suite revenue is contained in "The Hotels -- Actual" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $108.7 million in 1998 over 1997, primarily resulting from the net acquisition of 120 hotels during 1998 and 30 hotels in 1997. Total expenses as a percentage of total revenue increased in 1998 to 63.4% from 60.6% in 1997.

         The major component of the increase in expenses, as a percentage of total revenue, was interest expense. Interest expense increased by $44.4 million from $28.8 million in 1997 to $73.2 million in 1998, and increased as a percentage of total revenue from 16.3% in 1997 to 21.5% in 1998. The relative increase in interest expense is attributed to the assumption of debt related to the more highly leveraged Bristol assets. Debt as a percentage of total assets increased from 28.5% at December 31, 1997 to 38.2% at December 31, 1998.

         General and administrative expenses, depreciation, and taxes, insurance, and other expenses remained relatively constant as a percentage of total revenue in 1998 and 1997.

     Comparison of the Years Ended December 31, 1997 and 1996.

         For the years 1997 and 1996 the Company had total revenue of $176.7 million and $100.9 million, respectively, consisting primarily of Percentage Lease revenue of $169.1 million and $98.0 million. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in 30 hotels during 1997. This increase represents nearly a 70% increase in the number of hotel interests owned by the Company at the end of 1996. Percentage Lease revenue from the 20 hotels which were owned during all of 1997 and 1996 increased 16.5% for 1997 over 1996 (an increase of $8.8 million). The increase in Percentage Lease revenue is attributed to a 10% increase in RevPAR and to the addition of 177 new suites at three existing hotels. Furthermore, RevPAR at the 43 hotels owned by the Company at December 31, 1996, increased 12.9% during 1997.

         Equity in income from unconsolidated entities increased approximately $5.0 million in 1997 over 1996, resulting primarily from an increase in the number of hotels owned through unconsolidated entities from five at December 31, 1996, to 14 at December 31, 1997.

         Total expenses increased $54.9 million in 1997 over 1996, resulting primarily from increased expenses related to the acquisition of additional hotels during 1997 and 1996.

         The major component of the increased expenses as a percentage of total revenue was interest expense. Interest expense increased as a percentage of total revenue from 9.7% in 1996 to 16.3% in 1997. This relative increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations. Debt as a percentage of total assets increased from 24.5% at December 31, 1996, to 28.5% at December 31, 1997.

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

         General and administrative expenses and taxes, insurance, and other expenses remained relatively constant as a percentage of total revenue in 1997 and 1996.

FUNDS FROM OPERATIONS

         The Company and FelCor consider Funds From Operations to be a key measure of a REIT's performance which should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's and FelCor's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities, and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties.

         The following table details the computation of Funds From Operations (in thousands):

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                     1998          1997           1996
                                                                                   --------     ---------        -------
FUNDS FROM OPERATIONS (FFO):
Net income.................................................................        $121,339     $  69,467        $46,527
   Series B redeemable preferred distributions.............................          (8,373)
   Extraordinary charge from write off  of deferred financing fees.........           3,075           185          2,354
   Depreciation............................................................          90,835        50,798         26,544
   Depreciation for unconsolidated entities................................          10,487         9,365          1,716
                                                                                   --------     ---------        -------
FFO........................................................................        $217,363     $ 129,815        $77,141
                                                                                   ========     =========        =======

Weighted average units outstanding*........................................          58,013        39,157         29,306

------------

         * Weighted average units outstanding are computed using dilutive options and unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

         Included in FFO is the Company's share of FFO from its interest in 15 unconsolidated entities at December 31, 1998, 14 unconsolidated entities at December 31, 1997, and five unconsolidated entities at December 31, 1996. The following table details the computation of FFO from these unconsolidated entities (in thousands):

                                                                            YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                        1998          1997          1996
                                                                      --------      --------      --------
Statements of operations information:
     Percentage lease revenue ...................................     $ 52,313      $ 47,720      $  9,974
     Depreciation ...............................................     $ 17,570      $ 15,611      $  3,086
     Taxes, insurance and other .................................     $  8,956      $  9,555      $    886
     Interest expense ...........................................     $ 13,042      $ 11,790      $  1,636
     Net income .................................................     $ 17,438      $ 17,044      $  4,366

     50% of net income attributable to the Company ..............     $  8,719      $  8,522      $  2,183
     Amortization of cost in excess of book value ...............       (1,702)       (1,559)         (173)
                                                                      --------      --------      --------
     Equity in income from unconsolidated entities ..............        7,017         6,963         2,010
     Add:  Depreciation .........................................        8,785         7,806         1,543
               Amortization of cost in excess of book value .....        1,702         1,559           173
                                                                      --------      --------      --------
     FFO from unconsolidated entities ...........................     $ 17,504      $ 16,328      $  3,726
                                                                      ========      ========      ========

THE HOTELS -- ACTUAL

         Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for 95% of the Company's Percentage Lease revenue. As a result of the renovation and rebranding of hotels, approximately 97% of Percentage Lease revenue is expected to be derived from upscale and full service hotels in 1999.

         The following tables set forth historical occupancy, average daily rate ("ADR"), and RevPAR at December 31, 1998 and 1997, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at December 31, 1998. This information is presented regardless of the date of acquisition.

     Comparable Hotels

         The Company believes that, when analyzing the performance of the hotels, looking at "comparable" hotels is the most meaningful. For the DJONT hotels, "comparable" is defined to include those hotels that were owned throughout all of 1997 and 1998. This generally includes the hotels that have benefitted from the Company's renovation, redevelopment, and rebranding programs and generally excludes those hotels that are currently undergoing renovation and experiencing out-of-service rooms and suites due to their renovation. For the Bristol hotels, "comparable" excludes those hotels undergoing redevelopment during either of the comparison years and those hotels that are identified for sale.

                                                                    1998
                                                   -------------------------------------
                                                   OCCUPANCY         ADR          REVPAR
                                                   ---------         ---          ------
Original Hotels..........................            73.6%         $113.59        $83.59
CSS Hotels...............................            73.2           125.77         92.05
1996 Acquisitions........................            73.7           126.08         92.86
Total DJONT Comparable Hotels (A)........            73.4           122.33         89.83

Original Bristol.........................            71.5            74.38         53.15
Holiday Acquisition......................            73.9            87.31         64.52
Omaha Acquisition........................            50.5            62.15         31.36
Total Bristol Comparable Hotels (B)......            67.4            77.94         52.55

   Total Comparable Hotels...............            70.0%         $ 97.71        $68.38

                                                                    1997
                                                   -------------------------------------
                                                   OCCUPANCY         ADR          REVPAR
                                                   ---------         ---          ------
Original Hotels..........................            76.1%         $109.35        $83.17
CSS Hotels...............................            73.4           115.85         85.04
1996 Acquisitions........................            74.0           118.61         87.76
Total DJONT Comparable Hotels............            74.3           114.77         85.27

Original Bristol.........................            74.2            68.76         51.00
Holiday Acquisition......................            74.7            81.10         60.60
Omaha Acquisition........................            46.1            59.05         27.21
Total Bristol Comparable Hotels..........            67.7            72.74         49.26

   Total Comparable Hotels...............            70.5%         $ 91.37        $64.40

                                                        CHANGE FROM 1998 VS. 1997
                                                   ------------------------------------
                                                   OCCUPANCY         ADR         REVPAR
                                                   ---------         ---         ------
Original Hotels.........................            (2.5)pts.        3.9%          0.5%
CSS Hotels..............................            (0.2)            8.6           8.2
1996 Acquisitions.......................            (0.3)            6.3           5.8
Total DJONT Comparable Hotels...........            (0.9)            6.6           5.4

Original Bristol........................            (2.7)            8.2           4.2
Holiday Acquisition.....................            (0.8)            7.7           6.5
Omaha Acquisition.......................             4.4             5.2          15.3
Total Bristol Comparable Hotels.........            (0.3)            7.1           6.7

   Total Comparable Hotels..............            (0.5)pts.        6.9%          6.2%

(A) The Original Hotels (13 hotels), CSS Hotels (18 hotels), and 1996 Acquisitions (12 hotels) are considered DJONT Comparable Hotels since these hotels were owned by the Company throughout the years ended December 31, 1998 and 1997.

(B) Bristol Comparable Hotels excludes 39 hotels undergoing redevelopment during either 1997 or 1998, three individual hotel acquisitions, and six hotels identified for sale.

     Non-comparable Hotels

                                                                  1998
                                                   ----------------------------------
                                                   OCCUPANCY        ADR        REVPAR
                                                   ---------        ---        ------
1997 Acquisitions (A)...................             71.0%        $112.11      $79.56
1998 Acquisitions (A)...................             71.4           99.77       71.22
Bristol Non-comparable Hotels (B).......             67.0           87.30       58.46

                                                                   1997
                                                   ----------------------------------
                                                   OCCUPANCY        ADR        REVPAR
                                                   ---------        ---        ------
1997 Acquisitions.......................             71.8%        $109.26      $78.45
1998 Acquisitions.......................             72.6           97.80       71.01
Bristol Non-comparable Hotels ..........             72.3           79.11       57.21

                                                       CHANGE FROM 1998 VS. 1997
                                                   ----------------------------------
                                                   OCCUPANCY         ADR       REVPAR
                                                   ---------         ---       ------
1997 Acquisitions.......................             (0.8)pts.       2.6%        1.4%
1998 Acquisitions.......................             (1.2)           2.0         0.3
Bristol Non-comparable Hotels ..........             (5.3)          10.4         2.2

(A) The 1997 Acquisitions (30 hotels) and 1998 Acquisitions (13 hotels) are excluded from the DJONT Comparable Hotels because they were not owned by the Company during all of 1998 and 1997.

(B) The Bristol Non-comparable Hotels excludes two hotels closed during renovation and six hotels identified for sale. In the aggregate, the six hotels identified for sale had a 7.5% decline in RevPAR during 1998.

    Comparison of the Hotels' Operating Statistics for the Years Ended December 31, 1998 and 1997.

         DJONT Comparable Hotels. The DJONT Comparable Hotels' RevPAR increased 5.4% in 1998 over 1997. This improvement was driven by an increase in ADR of 6.6%, partially offset by a decrease of approximately one point in occupancy. Forty of the 43 DJONT Comparable Hotels are Embassy Suites hotels.

         The strongest performance of the DJONT Comparable Hotels came from the CSS Hotels which include 18 former Crown Sterling Suite hotels purchased in 1995 and 1996. These hotels benefitted from the Company's renovation, redevelopment, and rebranding program, under which 16 of these hotels were converted to Embassy Suites and two to Doubletree Guest Suites hotels. The renovations, redevelopments, and rebrandings were completed in 1996 and early 1997. These hotels posted RevPAR of $92.05 in 1998, an improvement of 8.2% over the 1997 RevPAR of $85.04 and an improvement of 31.4% over the 1996 RevPAR of $70.05.

         The Original Hotels include the 13 hotels acquired by the Company from 1994 through October 1996. While this group of hotels had only a modest increase in RevPAR of 0.5% over 1997, room and suite revenue in this group of hotels increased $5.8 million (6.8%). This increase in room and suite revenue resulted from the 1998 construction of 224 additional suites at three hotels.

         The 1996 Acquisitions consist of 12 hotels that the Company acquired in late 1995 and 1996. These hotels improved RevPAR performance by 5.8% over 1997. This improvement is generally attributed to the renovation and redevelopment of these hotels in 1996 and 1997.

         Bristol Comparable Hotels. The Bristol Comparable Hotels improved RevPAR by 6.7% in 1998 over 1997. This improvement was driven by higher ADR with a slight drop (0.3 pts.) in occupancy.

         The following table sets forth additional information for the Bristol Comparable Hotels:

                                                                                                               PERCENTAGE
                                                                            NUMBER             1998              CHANGE
                                                                          OF HOTELS           REVPAR            IN REVPAR
                                                                          ---------           ------            ---------
Bristol Comparable Hotels:
     Holiday Inn...................................................            39             $53.95              7.9%
     Hampton Inn...................................................             8             $41.52             12.4%
     Fairfield Inn.................................................             5             $40.94              3.9%
     Harvey Hotel..................................................             4             $56.16             (2.4)%
     Other.........................................................             3             $60.84              7.4%
                                                                              ---
         Total Bristol Comparable Hotels...........................            59             $52.55              6.7%
                                                                              ===

         The strongest performance in the Bristol Comparable Hotels came from the Omaha Acquisition. The Omaha Acquisition hotels include 19 hotels (nine Holiday Inn hotels, five Hampton Inn hotels, four Holiday Inn Express hotels, and one Homewood Suites hotel) acquired by Bristol in early 1998. The increase in RevPAR of 15.3% over 1997 is attributed to the change in management of these hotels to Bristol Hotels & Resorts. The Holiday Acquisition hotels (19 Holiday Inn hotels) increased RevPAR by 6.5% and the Original Bristol hotels (seven Holiday Inn and Holiday Inn Select, five Fairfield Inn, four Harvey, three Hampton Inn, and two Courtyard by Marriott hotels) increased RevPAR by 4.2%, primarily attributable to the positive impact from renovations and redevelopments in 1996.

         DJONT Non-comparable Hotels. The DJONT Non-comparable Hotels produced slight RevPAR increases which were driven by increases in ADR with a slight drop in occupancy.

         Bristol Non-comparable Hotels. The Bristol Non-comparable Hotels include eight recently renovated and rebranded Crowne Plaza hotels. These hotels produced RevPAR increases in the fourth quarter of 1998 of 14.3% over the fourth quarter of 1997. More significantly, the ADR at these eight Crowne Plaza hotels increased 20.0% in the fourth quarter of 1998 over the comparable prior year quarter.

DJONT - ACTUAL

     Comparison of the Years Ended December 31, 1998 and 1997

         Total revenues increased to $749.5 million in 1998 from $534.5 million in 1997, an increase of 40.2%. Total revenues consisted primarily of suite revenue of $ 618.1 million and $456.6 million in 1998 and 1997, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased to 86 hotels at December 31, 1998 from 73 hotels at December 31, 1997. Suite revenues for the 43 hotels which were leased for all of 1998 and 1997 increased 8.0% or $19.3 million. The increase in revenues at these hotels is due primarily to improved average daily room rates of $122.33, for the year ended December 31, 1998, as compared to $114.77 for the year ended December 31, 1997.

         DJONT recorded a net income of $844,000 in 1998 compared to a net loss of $2.7 million in 1997. This improvement in operating performance is primarily attributed to improved profitability of food and beverage operations for DJONT and a decrease in percentage lease expenses as a percentage of total revenue.

         Food and beverage profits increased to 1.6% of total revenue in 1998 from 0.3% in 1997, an increase of $10.2 million. This change is attributed to the increased number of hotels leased by DJONT which have a greater emphasis on food and beverage than the traditional Embassy Suites. Food and beverage revenue, as a percentage of total revenue, increased to 10.4% in 1998 compared to 6.5% in 1997.

         Percentage lease expenses as a percentage of total revenue decreased to 39% from 41%. A portion of this change is attributed to the increase in food and beverage revenues, as a percentage of total revenues, which bear a lower percentage rent than room revenues.

       Comparison of the Years Ended December 31, 1997 and 1996

         Total revenues increased to $534.5 million in 1997 from $269.2 million in 1996, an increase of 98.5%. Total revenues consisted primarily of suite revenue of $456.6 million and $234.5 million in 1997 and 1996, respectively.

         The increase in total revenues is primarily a result of the increase in the number of hotels leased to 73 hotels at December 31, 1997 from 43 hotels at December 31, 1996. Suite revenues for the 20 hotels which were leased for all of 1997 and 1996 increased 12.2% or $14.6 million. The increase in revenues at these hotels is due primarily to improved occupancy and average daily room rates of 74.7% and $110.20, respectively, for the year ended December 31, 1997, as compared to 72.9% and $102.62 for the year ended December 31, 1996.

         DJONT income before Percentage Lease rent increased in 1997 to 40.1% from 38.1% of total revenues in 1996 primarily as a result of higher revenue earned per available room. The net loss of approximately $2.7 million during 1997 was half that incurred in 1996 and resulted primarily from the one-time costs of converting the last of the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation.

RENOVATIONS, REDEVELOPMENTS AND REBRANDINGS

         The Company believes that one factor that differentiates it from other hotel companies is its commitment to making capital expenditures where necessary, to renovate, redevelop, and rebrand its Hotels. The Company approaches this in five different ways: (i) an aggressive renovation and redevelopment program as hotels are acquired to bring them up to their optimum competitive position, (ii) rebranding hotels in certain instances to improve the revenue generating capacity of the hotel, (iii) contributions of at least 4% of annual room and suite revenue for the DJONT hotels and 3% of total annual hotel revenue for the Bristol hotels (on a cumulative basis) for routine capital replacements and improvements (the "Capital Reserve"), (iv) insuring that the Lessees adhere to a proactive maintenance and repair program for the Hotels amounting to approximately 4.5% of hotel revenues, and (v) after the initial renovation and redevelopment, the construction of additional rooms and suites, meeting rooms and public areas where market conditions dictate.

     Renovation and Redevelopment Program

         In 1998, the Company and, prior to the Merger, Bristol Hotel Company completed approximately $180 million of capital improvements to approximately 40 hotels. During 1998, approximately 3% of total hotel room nights were out of service due to renovations. The Company presently expects to spend an additional $160 million in capital improvements to 56 hotels during 1999 and expects that approximately 3% of total room nights again will be out of service due to renovation.

     Rebranding

         In 1998 the Company re-branded 16 hotels as follows:

                  PRIOR BRAND                    NEW BRAND                      LOCATION
                  -----------                    ---------                      --------
               Hilton                          Crowne Plaza               Secaucus, New Jersey
               Holiday Inn                     Crowne Plaza               Hartford, Connecticut
               Holiday Inn                     Crowne Plaza               San Francisco, California
               Holiday Inn                     Crowne Plaza               Houston, Texas
               Holiday Inn Select              Crowne Plaza               Greenville, South Carolina
               Holiday Inn Select              Crowne Plaza               Miami, Florida
               Holiday Inn Select              Crowne Plaza               Philadelphia, Pennsylvania
               Harvey Hotel                    Crowne Plaza               Atlanta, Georgia
               Harvey Hotel                    Crowne Plaza               Dallas, Texas
               Harvey Hotel                    Crowne Plaza               Addison, Texas
               Bristol Suites                  Crowne Plaza Suites        Dallas, Texas
               Doubletree Guest Suites         Sheraton Suites            Ft. Lauderdale, Florida
               Doubletree Guest Suites         Sheraton Suites            Lexington, Kentucky
               Sheraton                        Westin                     Dallas, Texas
               Radisson                        Sheraton                   Dallas, Texas
               Harvey Suites                   Holiday Inn & Suites       Houston, Texas

         In 1999, the Company expects to re-brand four Holiday Inn hotels and one independent hotel as Crowne Plaza hotels, four Doubletree Guest Suites hotels to Embassy Suites hotels, and one Radisson hotel to a Doubletree hotel.

     Room Additions

         During 1998, the Company completed construction of an aggregate of 224 suites at its Embassy Suites hotels in Jacksonville (67) and Orlando (North)
(67), Florida, and New Orleans (90), Louisiana.

CAPITAL RESERVE

         It is the Company's policy to contribute a minimum of 4% of room and suite revenue from the DJONT leased hotels and 3% of total hotel revenue from the Bristol leased hotels to the Capital Reserve account in order to provide funds for necessary ongoing capital replacements and improvements after the initial renovation or upgrade. During 1998 approximately $40 million was spent on such replacements and improvements, in addition to the $180 million spent under the Renovation and Redevelopment Program described above.

REPAIRS AND MAINTENANCE

         During the year ended December 31, 1998, approximately $36.4 million and $32.0 million were spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.7% of total hotel revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions and repayments of indebtedness, is its share of the cash flow from the Percentage Leases. For the year ended December 31, 1998, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $192.6 million and Funds From Operations was $217.4 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels. At December 31, 1998, the Lessees had paid all amounts then due the Company under the Percentage Leases.

         During 1998 and 1997, DJONT realized net income of approximately $0.8 million and a net loss of $2.7 million. At December 31, 1998, DJONT had a cumulative shareholders' deficit of approximately $8.2 million. The losses in 1997 resulted primarily from the one-time costs of converting the CSS Hotels to the Embassy Suites and Doubletree Guest Suites brands and the substantial number of suite nights lost during the year due to renovation. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. It is anticipated that DJONT's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases.

         Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations when due under the respective Percentage Leases relating to a total of 34 of the Hotels. No such loans were outstanding at December 31, 1998.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of the Company in the original amount of $20 million. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and is required to be maintained until July 27, 1999. For the period from July 28, 1998 (inception of operations) through December 31, 1998, Bristol earned $2.6 million of net income and at December 31, 1998, had stockholders' equity of $35.4 million.

         The Company may acquire additional hotels and may incur indebtedness to make such acquisitions or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

         At December 31, 1998, the Company had $34.7 million of cash and cash equivalents and had utilized $736 million under its $850 million unsecured revolving Line of Credit.

         The following details the Company's debt outstanding at December 31, 1998 and 1997 (in thousands):

                                                                                                          DECEMBER 31,
                                                                                                   -------------------------
                                    COLLATERAL           INTEREST RATE       MATURITY DATE            1998            1997
                                    ----------           -------------       -------------         ----------       --------
FLOATING RATE DEBT:
  Line of credit                    Unsecured            LIBOR + 150bp        June 2001            $  411,000      $  61,000
  Term loan                         Unsecured            LIBOR + 150bp        December 1999           250,000
  Other                             Unsecured         Up to LIBOR + 150bp     Various                  34,750         25,650
                                                                                                   ----------       --------
Total floating rate debt                                                                              695,750         86,650
                                                                                                   ----------       --------

FIXED RATE DEBT:
  Line of credit                    Unsecured                7.27%            June 2001               325,000         75,000
  Publicly-traded term              Unsecured                7.38%            October 2004            174,249        174,116
  notes
  Publicly-traded term              Unsecured                7.63%            October 2007            124,122        124,029
  notes
  Mortgage debt                     15 hotels                7.24%            November 2007           145,062
  Mortgage debt                      3 hotels                6.97%            December 2002            43,836
  Other                             13 hotels            6.96% - 7.23%        2000 - 2005              86,715         17,024
                                                                                                   ----------       --------
Total fixed rate debt                                                                                 898,984        390,169
                                                                                                   ----------       --------
         Total debt                                                                                $1,594,734       $476,819
                                                                                                   ==========       ========

         The Company is currently seeking to refinance the $250 million term loan that matures on December 31, 1999.

         The Line of Credit and the Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1998, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Term Loan. Most of the collateralized borrowings are nonrecourse to the Company (with certain exceptions) and contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the collateralized borrowings are prepayable, however approximately $43.8 million is not subject to any prepayment penalty, yield maintenance, or defeasance obligation. The remaining collateralized borrowings are subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at December 31, 1998, are summarized in the following table:

                                                                                      SWAP RATE
                                                                                      RECEIVED
                                             SWAP RATE            EFFECTIVE         (VARIABLE) AT           SWAP
         NOTIONAL AMOUNT                    PAID (FIXED)          FIXED RATE           12/31/98           MATURITY
         ---------------                    ------------          ----------          ----------        -------------
         $  50 million                        6.11125%             7.61125%            5.33501%         October 1999
         $  25 million                        5.95500%             7.45500%            5.20000%         November 1999
         $  25 million                        5.55800%             7.05800%            5.54656%         July 2001
         $  25 million                        5.54800%             7.04800%            5.54656%         July 2001
         $  75 million                        5.55500%             7.05500%            5.54656%         July 2001
         $ 100 million                        5.79600%             7.29600%            5.54656%         July 2003
         $  25 million                        5.82600%             7.32600%            5.54656%         July 2003
         -------------
         $ 325 million
         =============

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company and have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

         To provide for additional financing flexibility, Felcor has approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

         The Company's cash flow from financing activities of approximately $375.1 million for the year ended December 31, 1998 resulted primarily from FelCor's sale of 5.75 million depositary shares, representing 57,500 shares of FelCor's 9% Series B Cumulative Redeemable Preferred Stock, with net proceeds of $139.1 million (which were subsequently contributed to the Company for preferred units) and net borrowings by the Company of $354.5 million, partially offset by distributions paid to unitholders, of $122.4 million.

INFLATION

         Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the Lessees' ability to raise room rates.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

THE YEAR 2000 ISSUE

         The year 2000 issue relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs the year 2000 may be incorrectly identified as the year 1900, which could result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements, or engage in other normal business activities.

         The Company believes that its efforts to identify and resolve the year 2000 issues will avoid a major disruption of its business. The Company has assessed its internal computer systems and believes that they will properly utilize dates beyond December 31, 1999.

         The Hotels owned by the Company are in various stages of identifying both computer and noninformation technology systems to determine if they are year 2000 compliant, including embedded systems that operate elevators, phone systems, energy maintenance systems, security systems, and other systems. The assessments, which have not been completed at this date, are scheduled to be completed by the end of the first quarter of 1999. Most of the upgrades to make a hotel year 2000 compliant had been anticipated as part of the Renovation and Redevelopment Program that the Company generally undertakes upon acquisition of a hotel.

         The Company currently anticipates that the total cost to remediate all hotel year 2000 issues to be approximately $8 million, which is included in the Company's 1999 capital plans.

         The Company has requested and received assurances from the managers of the Hotels, the franchisors of the Hotels and the Lessees, that they have implemented appropriate steps to insure that they will avoid a major disruption of business due to year 2000 issues.

         Concurrent with the assessment of the year 2000 issue, the Company and its hotel managers and Lessees are developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 issues and are developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Portions of this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. A number of important factors which, among others, could adversely affect the ability of the Company to meet its current expectations are disclosed in conjunction with the forward-looking statements and under "Cautionary Factors That May Affect Future Results" in Item 1 of this Annual Report on Form 10-K ("Cautionary Statements"). Subsequent written and oral forward-looking statements made by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that, upon implementation, FAS No. 133 will not have a material impact on the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained elsewhere in this Annual Report on Form 10- K for the fiscal year ended December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company has no directors or officers. Management functions of the Company are performed by FelCor as the sole general partner. Information about the Directors and Executive Officers of FelCor is incorporated herein by reference to the discussion under "Election of Directors" in FelCor's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The Company has no directors or officers. Management functions of the Company are performed by FelCor as the sole general partner. The directors and officers of FelCor receive no additional compensation from the Company. Information about FelCor's executive compensation is incorporated herein by reference to the discussion under "Election of Directors" in FelCor's Proxy Statement for its 1999 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information, as of March 10, 1999, regarding each person known to the Company to be the beneficial owner of more than five percent (5%) of its Units. Unless otherwise indicated, such Units are owned directly and the indicated person has sole voting and dispositive power with respect thereto.

                                                                                AMOUNT AND
                                                                                 NATURE OF               PERCENT
       NAME AND ADDRESS                                                         BENEFICIAL                 OF
      OF BENEFICIAL OWNER                         CLASS OF UNIT                  OWNERSHIP              CLASS (1)
      -------------------                         -------------                  ---------              ---------
FelCor Lodging Trust Incorporated              GP Units                             722,490                100.0%
545 E. John Carpenter Frwy., Suite 1300        LP Units                          67,340,397  (2)            95.8%
Irving, Texas 75062                            Series A Preferred Units           6,050,000  (2)           100.0%
                                               Series B Preferred Units              57,500  (2)           100.0%

-----------------

(1)  Based upon 722,490 GP Units, 70,278,085 LP Units, 6,050,000 Series A
     Preferred Units, and 57,500 Series B Preferred Units outstanding as of March 10, 1999.
(2) Includes 67,340,397 LP Units, 5,989,500 Series A Preferred Units, and 56,925 Series B Preferred Units held of record by FelCor Nevada Holdings, L.L.C., a wholly-owned subsidiary of FelCor.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of the Company's LP Units, as of March 10, 1999, by (i) each of FelCor's directors and director nominees, (ii) each Named Executive Officer of FelCor and (iii) all directors and executive officers of FelCor, as a group. Unless otherwise indicated, such LP Units are owned directly and the the indicated person has sole voting and dispositive power.

                                                               AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL             PERCENT
                         NAME OF                               OWNERSHIP                OF
                     BENEFICIAL OWNER                          OF LP UNITS           CLASS (1)
                     ----------------                          -----------           ---------
       Thomas J. Corcoran, Jr........................           294,915(2)                 *

       Richard S. Ellwood............................                 0                    0

       Richard O. Jacobson...........................                 0                    0

       Charles A. Ledsinger, Jr......................                 0                    0

       Robert H. Lutz, Jr............................                 0                    0

       Charles N. Mathewson..........................           540,009(3)                 *

       Thomas A. McChristy...........................                 0                    0

       Donald J. McNamara............................                 0                    0

       Richard C. North..............................                 0                    0

       Michael D. Rose...............................                 0                    0

       Randall L. Churchey...........................                 0                    0

       Jack Eslick...................................                 0                    0

       Lawrence D. Robinson..........................                 0                    0

       William P. Stadler............................                 0                    0

       Larry J. Mundy................................                 0                    0

       June H. McCutchen.............................                 0                    0

       All executive officers and directors
       of FelCor as a group (16 persons).............           834,924                  1.2%

----------------
          *    Represents less than 1% of the outstanding LP Units.
          (1)  Based upon 70,278,085 LP Units outstanding on March 10, 1999.
          (2) Owned of record by FelCor, Inc., of which Mr. Corcoran is a 50% stockholder, a director and the President.
          (3) Represents Mr. Mathewson's pro rata interest in partnerships which hold LP Units of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information about certain relationships and related transactions is incorporated herein by reference to the discussion under "Election of Directors" in FelCor's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements

         Included herein at pages F-1 through F-43.

              2. Financial Statement Schedules

         The following financial statement schedule is included herein at page F-30.

              Schedule III - Real Estate and Accumulated Depreciation for FelCor Lodging Limited Partnership

         All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

              3. Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K:

       EXHIBIT
       NUMBER                      DESCRIPTION OF EXHIBIT
       -------                     ----------------------
         3.1         -     Amended and Restated Agreement of Limited Partnership of the Partnership (filed as
                           Exhibit 10.1 to FelCor's Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

         3.2         -     First Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of November 17, 1995 by and among the Registrant, Promus Hotels,
                           Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Partnership (filed as Exhibit 10.1.1 to FelCor's Annual Report on Form 10-K, as
                           amended, for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference).

         3.3         -     Second Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of January 9, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as
                           Exhibit 10.1.2 to the 1995 10-K and incorporated herein by reference).

         3.4         -     Third Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of January 10, 1996 by and among the Registrant, MarRay-LexGreen,
                           Inc. and all of the persons and entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.3 to the 1995 10-K and incorporated herein by reference).

         3.5         -     Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of
                           the Partnership dated as of January 10, 1996 by and among the Registrant, Piscataway-
                           Centennial Associates Limited Partnership and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.4 to the
                           1995 10-K and incorporated herein by reference).

         3.6         -     Fifth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of May 2, 1996, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, adopting
                           Addendum No. 2 to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of May 2, 1996 (filed as Exhibit 10.1.5 to FelCor's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

         3.7         -     Sixth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of September 16, 1996, by and among the Registrant, John B.
                           Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.6 to FelCor's Annual Report on Form 10-
                           K for the fiscal year ended December 31, 1996, and incorporated herein by reference).

         3.8         -     Seventh Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of May 16, 1997, by and among the Registrant, PMB Associates, Ltd.
                           and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.7 to FelCor's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1997, and incorporated herein by reference).

         3.9         -     Eighth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of February 6, 1998, by and among the Registrant, Columbus/Front
                           Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.8 to FelCor's Annual Report on Form 10-K
                           for the fiscal year ended December 31, 1997, and incorporated herein by reference).

         3.10        -     Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of May 1, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, adopting
                           Addendum No. 3 to Amended and Restated Agreement of Limited Partnership dated as of
                           May 1, 1998 (filed as Exhibit 10.1.9 to FelCor's Form 8-K dated May 29, 1998, and incorporated herein by reference).

         3.11        -     Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of June 22, 1998, by and among the Registrant, Schenley Hotel
                           Associates, and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.10 to FelCor's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

         3.12        -     Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership  dated as of July 28, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, changing the name of the Partnership to "FelCor Lodging Limited Partnership" (filed as Exhibit
                           10.1.11 to FelCor's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

         3.13        -     Twelfth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership  dated as of December 29, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, amending certain provisions of the Partnership Agreement (filed as Exhibit 10.1.12 to
                           FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the
                           "1998 10-K") and incorporated herein by reference).

         3.14        -     Thirteenth Amendment to Amended and Restated Agreement of Limited Partnership of
                           the Partnership  dated as of December 31, 1998, by and between the Registrant, FelCor
                           Nevada Holdings, L.L.C. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.13 to the 1998 10-K and incorporated herein by reference).


         3.15        -     Fourteenth Amendment to Amended and Restated Agreement of Limited Partnership of
                           the Partnership  dated as of March 1, 1999, by and among the Registrant, Huie Properties,
                           Ltd., and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.14 to the 1998 10-K and incorporated herein by reference).

         4.1         -     Indenture dated as of April 22, 1996 by and between FelCor and Sun Trust Bank, Atlanta,
                           Georgia, as Trustee (filed as Exhibit 4.2 to FelCor's Form 8-K dated May 1, 1996 and incorporated herein by reference).

         4.2         -     Indenture dated as of October 1, 1997 by and among the Registrant, FelCor, the Subsidiary
                           Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as
                           Exhibit 4.1 to the Registration Statement on Form S-4 (file No. 333-39595) and the other co-registrants named therein and incorporated herein by reference).

         4.2.1       -     First Amendment to Indenture dated as of February 5, 1998 by and among
                           Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank,
                           Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-39595) and incorporated herein by reference).

         4.2.2       -     Second Amendment to Indenture and First Supplemental Indenture dated as of
                           December 30, 1998, by and among Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
                           4.7.2 to the 1998 10-K and incorporated herein by reference).

         10.1        -     Form of Lease Agreement between the Registrant as Lessor and DJONT Operations, L.L.C. or
                           its subsidiaries ("DJONT") as Lessee (filed as Exhibit 10.2.1 to the 1995 10-K and incorporated herein by reference).

         10.1.1      -     Omnibus Lease Amendment Agreement dated as of June 30, 1998 among FelCor, the
                           Registrant, and DJONT to clarify the meaning of Article III of the lease as represented by the actual course of dealing between lessors and lessees under such leases (filed as Exhibit 10.19 to FelCor's Form 10-Q for the quarter ended
                           June 30, 1998, and incorporated herein by reference).

         10.2        -     Form of Lease Agreement between the Partnership as Lessor and a subsidiary of Bristol Hotels
                           & Resorts ("BHR") as Lessee (the "Bristol Lease Agreement") (filed as Exhibit 10.3 to the
                           1998 10-K and incorporated herein by reference).

         10.2.1      -     Amended and Restated Master Hotel Agreement dated as of July 27, 1998 among the
                           Registrant, the Partnership, BHR and the lessors and lessees named therein
                           (filed as Exhibit 10.17 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

         10.3        -     Employment Agreement dated as of July 28, 1994 between FelCor and Hervey A. Feldman
                           (filed as Exhibit 10.7 to the 1994 10-K/A and incorporated herein by reference).

         10.4        -     Employment Agreement dated as of July 28, 1994 between FelCor and Thomas J. Corcoran, Jr.
                           (filed as Exhibit 10.8 to the 1994 10-K/A and incorporated herein by reference).

         10.5        -     Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9 to the 1994 10-
                           K/A and incorporated herein by reference).

         10.6        -     Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 1994 10-K/A and incorporated herein by reference).


         10.7        -     1995 Restricted Stock and Stock Option Plan of the Registrant (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

         10.8        -     Non-Qualified Deferred Compensation Plan  (filed as Exhibit 4 to FelCor's Registration
                           Statement on Form S-8 (File No. 333-69869) and incorporated herein by reference).

         10.9        -     1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor's Registration
                           Statement on Form S-8 (File No. 333-66041) and incorporated herein by reference).

         10.10       -     Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to
                           FelCor's  Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement
                           (File No. 333-50509) and incorporated herein by reference).

         10.11       -     Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit
                           99.2 to FelCor's Post-Effective Amendment on Form S-3 to Form S-4 Registration
                           Statement (File No. 333-50509) and incorporated herein by reference).

         10.12       -     Form of Severance Agreement for executive officers and certain key employees of FelCor
                           (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

         10.13       -     Agreement dated as of April 15, 1995 among FelCor, the Registrant, FelCor, Inc., Thomas
                           J. Corcoran, Jr. and Hervey A. Feldman relating to purchase of securities (filed as Exhibit
                           10.15 to the Registration Statement on Form S-11 (File No. 33-91870) and incorporated herein by reference).

         10.14       -     Credit Agreement dated as of February 6, 1996 by and among the Registrant, as borrower,
                           Holdings and FelCor, as guarantors, and Canadian Imperial Bank of Commerce, as agent
                           (filed as Exhibit 10.30 to FelCor's Form 8-K dated May 1, 1996, and incorporated herein by reference).

         10.15       -     Voting and Cooperation Agreement dated as of March 23, 1998 among Registrant, Bristol,
                           Bass America Inc., Holiday Corporation and United/Harvey Holdings, L.P. (filed as
                           Exhibit 99.7 to FelCor's Registration Statement on Form S-4 (File No. 333-50509) and
                           incorporated herein by reference).

         10.16       -     Spin-Off Agreement dated as of March 23, 1998 among Bristol, Bristol Hotel
                           Management Corporation and Bristol Hotel and Resorts, Inc., as agreed to by FelCor (filed as Exhibit 99.8 to FelCor's Registration Statement on Form S-4 (File No. 333-50509) and
                           incorporated herein by reference).

         10.17       -     Stockholders' and Registration Rights Agreement dated as of July 27, 1998 by and among
                           FelCor, Bass America, Inc., Holiday Corporation, Bass plc, United/Harvey Investors I,
                           L.P., United/Harvey Investors II, L.P., United/Harvey Investors III, L.P., United/Harvey
                           Investors IV, L.P., and United/Harvey Investors V, L.P.   (filed as Exhibit 10.18 to
                           FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

         10.18       -     Fourth Amended and Restated Revolving Credit Agreement dated as of July 1, 1998 among FelCor and the Registrant, as Borrower, the Lenders party thereto, The Chase
                           Manhattan Bank, as Administrative Agent, Chase Securities, Inc. as Arranger, and
                           Bankers Trust Company, NationsBank, N.A. and Wells Fargo Bank, National Association
                           as Co-Arrangers and Documentation Agents (filed as Exhibit 10.14 to FelCor's Form 8-K dated August 10, 1998 and incorporated herein by reference).


         10.19       -     Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company, Bristol
                           Lodging Holding Company, Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders
                           (filed as Exhibit 10.10 to the Bristol Hotel Company Annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         21.1*       -     List of Subsidiaries of the Registrant.

         23.1*       -     Consent of PricewaterhouseCoopers LLP

         27*         -     Financial Data Schedule.


         (b) Reports on Form 8-K.

         Registrant did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FELCOR LODGING LIMITED PARTNERSHIP
                                      a Delaware Limited Partnership

                                      By:   FelCor Lodging Trust Incorporated
                                            Its General Partner


                                      By:     /s/ Randall L. Churchey
                                         -------------------------------------
                                                  Randall L. Churchey
                                               Senior Vice President and
                                                Chief Financial Officer

Date:    March 29, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Date                                        Signature
                           ----                                        ---------
                     March 29, 1999                               /s/ Donald J. McNamara
                                                   --------------------------------------------------------------
                                                                      Donald J. McNamara
                                                             Chairman of the Board and Director

                     March 29, 1999                               /s/ Thomas J. Corcoran, Jr.
                                                   --------------------------------------------------------------
                                                                      Thomas J. Corcoran, Jr.
                                                         President and Director (Chief Executive Officer)

                     March 29, 1999                               /s/ Randall L. Chruchey
                                                   --------------------------------------------------------------
                                                                      Randall L. Churchey
                                                         Senior Vice President (Chief Financial Officer)

                     March 29, 1999                               /s/ Lester C. Johnson
                                                   --------------------------------------------------------------
                                                                      Lester C. Johnson
                                                                Vice President and Controller
                                                                (Principal Accounting Officer)

                     March 29, 1999                               /s/ Richard S. Ellwood
                                                   --------------------------------------------------------------
                                                                      Richard S. Ellwood, Director

                     March 29, 1999                               /s/ Richard O. Jacobson
                                                   --------------------------------------------------------------
                                                                      Richard O. Jacobson, Director

                     March 29, 1999                               /s/ Charles A. Ledsinger, Jr.
                                                   --------------------------------------------------------------
                                                                      Charles A. Ledsinger, Jr., Director

                     March 29, 1999                               /s/ Robert H. Lutz, Jr.
                                                   --------------------------------------------------------------
                                                                      Robert H. Lutz, Jr., Director

                     March 29, 1999                               /s/ Charles N. Mathewson
                                                   --------------------------------------------------------------
                                                                      Charles N. Mathewson, Director

                     March 29, 1999                               /s/ Thomas A. McChristy
                                                   --------------------------------------------------------------
                                                                      Thomas A. McChristy, Director

                     March 29, 1999                               /s/ Richard C. North
                                                   --------------------------------------------------------------
                                                                      Richard C. North, Director

                     March 29, 1999                               /s/ Michael D. Rose
                                                   --------------------------------------------------------------
                                                                      Michael D. Rose, Director

                       FELCOR LODGING LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION


                       FELCOR LODGING LIMITED PARTNERSHIP

Report of Independent Accountants...............................................................................F-2
Consolidated Balance Sheets - December 31, 1998 and 1997........................................................F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996......................F-4
Consolidated Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996.............. F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996......................F-6
Notes to Consolidated Financial Statements......................................................................F-7
Report of Independent Accountants..............................................................................F-29
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998................................F-30

                            DJONT OPERATIONS, L.L.C.

Report of Independent Accountants..............................................................................F-34
Consolidated Balance Sheets - December 31, 1998 and 1997.......................................................F-35
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.....................F-36
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996...........F-37
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.....................F-38
Notes to Consolidated Financial Statements.....................................................................F-39


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership (the "Company") at December 31, 1998 and 1997, and the consolidated results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, respectively, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Dallas, Texas
February 2, 1999

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                     ASSETS

                                                                                        1998          1997
                                                                                     ----------     ----------
Investment in hotels, net of accumulated depreciation of
   $178,072 in 1998 and  $87,400 in 1997 .......................................     $3,964,484     $1,489,764
Investment in unconsolidated entities ..........................................        136,069        132,991
Cash and cash equivalents ......................................................         34,692         17,543
Due from Lessees ...............................................................         21,943         18,908
Deferred expenses, net of accumulated amortization of
   $2,096 in 1998 and $1,987 in 1997 ...........................................         10,041         10,593
Other assets ...................................................................          8,154          3,565
                                                                                     ----------     ----------

       Total assets ............................................................     $4,175,383     $1,673,364
                                                                                     ==========     ==========

                               LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $1,628 in 1998 and $1,855 in 1997 .....................     $1,594,734     $  476,819
Distributions payable ..........................................................         67,262         24,671
Accrued expenses and other liabilities .........................................         57,312         11,331
Minority interest in other partnerships ........................................         51,105          8,594
                                                                                     ----------     ----------

Total liabilities ..............................................................      1,770,413        521,415
                                                                                     ----------     ----------

Commitments and contingencies (Notes 6 and 9)

Redeemable units at redemption value ...........................................         67,595        102,933
Preferred units:
   Series A Cumulative Preferred Units, 6,050 units issued and outstanding .....        151,250        151,250
   Series B Redeemable Preferred Units, 58 units issued and outstanding ........        143,750

Partners' Capital ..............................................................      2,042,375        897,766
                                                                                     ----------     ----------

        Total liabilities and partners' capital ................................     $4,175,383     $1,673,364
                                                                                     ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                             1998            1997           1996
                                                                           ---------      ---------      ---------
Revenues:
Percentage lease revenue .............................................     $ 328,923      $ 169,114      $  97,950
Equity in income from unconsolidated entities ........................         7,017          6,963          2,010
Other revenue ........................................................         4,154            574            984
                                                                           ---------      ---------      ---------

                     Total revenues ..................................       340,094        176,651        100,944
                                                                           ---------      ---------      ---------

Expenses:
General and administrative ...........................................         5,254          3,743          1,819
Depreciation .........................................................        90,835         50,798         26,544
Taxes, insurance, and other ..........................................        45,288         23,093         13,897
Interest expense .....................................................        73,182         28,792          9,803
Minority interest in other partnerships ..............................         1,121            573
                                                                           ---------      ---------      ---------

                     Total  expenses .................................       215,680        106,999         52,063
                                                                           ---------      ---------      ---------

Income before extraordinary charge ...................................       124,414         69,652         48,881

Extraordinary charge from write off of deferred financing fees .......         3,075            185          2,354
                                                                           ---------      ---------      ---------

Net income ...........................................................       121,339         69,467         46,527

Preferred distributions ..............................................        21,423         11,797          7,734
                                                                           ---------      ---------      ---------

Net income applicable to unitholders .................................     $  99,916      $  57,670      $  38,793
                                                                           =========      =========      =========

Per unit data:
   Basic:
      Income applicable to unitholders
          before extraordinary charge ................................     $    1.95      $    1.70      $    1.59
      Extraordinary charge ...........................................         (0.06)         (0.01)         (0.09)
                                                                           ---------      ---------      ---------

      Net income applicable to unitholders ...........................     $    1.89      $    1.69      $    1.50
                                                                           =========      =========      =========
      Weighted average units outstanding .............................        52,978         34,126         25,809

   Diluted:
      Income applicable to unitholders
          before extraordinary charge ................................     $    1.93      $    1.68      $    1.58
      Extraordinary charge ...........................................         (0.06)         (0.01)         (0.09)
                                                                           ---------      ---------      ---------

      Net income applicable to unitholders ...........................     $    1.87      $    1.67      $    1.49
                                                                           =========      =========      =========
      Weighted average units outstanding .............................        53,323         34,467         26,004


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)



          Balance, December 31, 1995 .......................     $   445,433

          Contributions ....................................          44,483
          Distributions ....................................         (57,892)
          Allocations to redeemable units ..................         (10,304)
          Net income .......................................          46,527
                                                                 -----------

          Balance, December 31, 1996 .......................         468,247

          Contributions ....................................         449,591
          Distributions ....................................         (90,249)
          Allocations from redeemable units ................             710
          Net income .......................................          69,467
                                                                 -----------

          Balance, December 31, 1997 .......................     $   897,766

          Contributions ....................................       1,147,739
          Distributions ....................................        (166,580)
          Allocations from redeemable units ................          42,111
          Net income .......................................         121,339
                                                                 -----------

          Balance, December 31, 1998 .......................     $ 2,042,375
                                                                 ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                                        1998             1997             1996
                                                                                     -----------      -----------      -----------
Cash flows from operating activities:
     Net income ................................................................     $   121,339      $    69,467      $    46,527
     Adjustments to reconcile net income to net cash provided by operating activities:
          Gain on sale of assets ...............................................            (477)
        Depreciation ...........................................................          90,835           50,798           26,544
        Amortization of deferred financing fees and organization costs .........           1,985            1,468              554
        Amortization of unearned officers' and directors' compensation .........             830            1,017              506
        Equity in income from unconsolidated entities ..........................          (7,017)          (6,963)          (2,010)
        Extraordinary charge for write off of deferred financing fees ..........           3,075              185            2,354
        Minority interest in other partnerships ................................           1,121              573
     Changes in assets and liabilities, net of effects of acquisitions:
        Due from Lessees .......................................................          (3,035)         (13,382)          (3,130)
        Deferred financing fees ................................................          (4,348)          (8,825)          (4,484)
        Other assets ...........................................................            (602)          (1,175)             353
        Accrued expenses and other liabilities .................................         (11,123)           4,315              280
                                                                                     -----------      -----------      -----------
                  Net cash flow provided by operating activities ...............         192,583           97,478           67,494
                                                                                     -----------      -----------      -----------
Cash flows used in investing activities:
        Acquisition of hotels ..................................................        (326,276)        (574,100)        (365,907)
        Acquisition of unconsolidated entities .................................                          (65,271)         (43,424)
        Improvements and additions to hotels ...................................        (131,103)         (52,700)         (71,051)
        Bristol interim credit facility ........................................        (120,000)
        Sale of hotels .........................................................           7,815
        Cash distributions from unconsolidated entities ........................          19,066            4,211            1,954
                                                                                     -----------      -----------      -----------
                  Net cash flow used in investing activities ...................        (550,498)        (687,860)        (478,428)
                                                                                     -----------      -----------      -----------
Cash flows from financing activities:
        Proceeds from borrowings ...............................................       1,013,003          679,144          303,350
        Repayment of borrowings ................................................        (658,524)        (445,900)        (193,954)
        Proceeds from sale of preferred units ..................................         139,063                           151,250
        Contributions ..........................................................           3,884          448,586           37,980
        Distributions paid to unitholders ......................................        (105,425)         (69,901)         (41,936)
        Dividends paid to preferred unitholders ................................         (16,937)         (11,797)          (4,784)
                                                                                     -----------      -----------      -----------
                  Net cash flow provided by financing activities ...............         375,064          600,132          251,906
                                                                                     -----------      -----------      -----------
Net change in cash and cash equivalents ........................................          17,149            9,750         (159,028)
Cash and cash equivalents at beginning of years ................................          17,543            7,793          166,821
                                                                                     -----------      -----------      -----------
Cash and cash equivalents at end of years ......................................     $    34,692      $    17,543      $     7,793
                                                                                     ===========      ===========      ===========

Supplemental cash flow information - interest paid .............................     $    72,215      $    21,414      $     9,168
                                                                                     -----------      -----------      -----------




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         FelCor Lodging Limited Partnership and its subsidiaries ( the "Company") at December 31, 1998, owned interests in 193 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), one of the nation's largest hotel real estate investment trusts ("REIT"). At December 31, 1998, FelCor owned a greater than 95% equity interest in the Company. The Company owns 100% interests in 169 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 15 hotels.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 1998:

              BRAND                                                        DJONT        BRISTOL      TOTAL
              -----                                                        -----        -------      -----
  Embassy Suites                                                            57                         57
  Holiday Inn                                                                             49*          49
  Doubletree and Doubletree Guest Suites(R)                                 17                         17
  Crowne Plaza and Crowne Plaza Suites(R)                                                 14           14
  Holiday Inn Select(R)                                                                   11           11
  Sheraton(R)and Sheraton Suites(R)                                          9             1           10
  Hampton Inn(R)                                                                           9            9
  Holiday Inn Express(R)                                                                   7*           7
  Fairfield Inn(R)                                                                         5            5
  Harvey Hotel(R)                                                                          4            4
  Independents                                                                             2            2
  Courtyard by Marriott(R)                                                                 2            2
  Days Inn(R)                                                                              1*           1
  Hilton Suites(R)                                                           1                          1
  Homewood Suites(R)                                                                       1            1
  Radisson(R)                                                                1                          1
  Ramada(R)                                                                                1*           1
  Westin(R)                                                                  1                          1
                                                                           ---          ----         ----
      Total Hotels                                                          86           107          193
                                                                           ===          ====         ====

  * The Company has sold, or intends to sell in 1999, two Holiday Inns, two Holiday Inn Expresses and the Ramada and Days Inn owned at December 31, 1998.

         The Hotels are located in 34 states and Canada. The following table provides information regarding the net acquisition of hotels through December 31, 1998:

                                                             NET HOTELS
                                                             ACQUIRED
                                                             ---------
              1994                                                7
              1995                                               13
              1996                                               23
              1997                                               30
              1998                                              120
                                                               ----
                                                                193
                                                               ====

                       FELCOR LODGING LIMITED PARTNERSHIP

1.  ORGANIZATION -- (CONTINUED)

         At December 31, 1998, the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company or a consolidated subsidiary thereof (collectively "DJONT"), 106 of the Hotels to Bristol Hotels & Resorts or a consolidated subsidiary thereof ("Bristol") and, together with DJONT, the "Lessees". One hotel managed by Bristol was not leased.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. DJONT has entered into management agreements pursuant to which 73 of the Hotels leased by it are managed by subsidiaries of Promus Hotel Corporation ("Promus"), ten are managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), and three are managed by two independent management companies.

         Bristol leases and manages 106 Hotels and manages one hotel which operates without a lease. Bristol is the largest independent hotel operating company in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company reports the carrying amount of cash and cash equivalents, amounts due from the Lessees, accrued expenses, and other liabilities at cost, which approximates fair value due to the short maturity of these instruments. The carrying amount of the Company's borrowings approximates fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

         Investment in Hotels -- Hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 31 to 40 years for buildings and improvements and five to seven years for furniture, fixtures, and equipment.

         The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in the Hotels.

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Maintenance and repairs are charged to the Lessees' operations as incurred; major renewals and betterments by the Company are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

         Investment in Unconsolidated Entities --The Company owns a 50% interest in various partnerships or limited liability companies in which the partners jointly make all material decisions concerning the business affairs and operations. Accordingly, the Company does not control the entities and carries its investment in unconsolidated entities at cost, plus its equity in net earnings, less distributions received since the date of acquisition. Equity in net earnings is being adjusted for the straight-line amortization, over a 40-year period, of the difference between the Company's cost and its proportionate share of the underlying net assets at the date of acquisition.

         Cash and Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Deferred Expenses -- Deferred expenses are recorded at cost. Amortization is computed using the interest method over the maturity of the related debt.

         Revenue Recognition -- Percentage lease revenue is reported as income over the lease term as it becomes receivable from the Lessees according to the provisions of the Percentage Lease agreements. The Lessees are in compliance with their rental obligations under the Percentage Leases.

         Capitalized Interest -- The Company capitalizes interest and certain other costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 1998 and 1997 were approximately $5.9 million and $1.0 million, respectively.

         Net Income Per Unit -- Basic earnings per unit have been computed by dividing net income by the weighted average number of units outstanding. Diluted earnings per unit have been computed by dividing net income by the weighted average number of units and equivalents outstanding. Unit equivalents represent units issuable upon exercise of stock options and unvested officers' restricted stock grants.

         At December 31, 1998, 1997, and 1996, the Company's Series A Cumulative Preferred Units, if converted to Units, would be antidilutive; accordingly the Series A Cumulative Preferred Units are not assumed to be converted in the computation of diluted earnings per unit.

         Distributions and Dividends -- The Company pays regular quarterly distributions on its Units. Additionally, the Company pays regular quarterly dividends on preferred units in accordance with their distribution requirements.

         For 1998 the Company paid regular dividends of $2.20 per unit, $1.95 per Series A preferred unit, and $1.44 per Series B depositary preferred unit. Additionally, the Company declared a one-time distribution of accumulated but undistributed earnings and profits as a result of the Bristol merger into FelCor. The amount of the one-time distribution was $0.345 per unit and $0.207 per Series A preferred unit and was paid with its regular fourth quarter distribution.

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Income Taxes -- No provision for federal income taxes has been reflected in the financial statements because all taxable income or loss, or tax credits are passed through to the partners.

3.  BRISTOL MERGER

         On July 28, 1998, FelCor completed the merger of Bristol Hotel Company's real estate holdings with and into FelCor (the "Merger"). The Merger resulted in the net acquisition of 107 primarily full-service hotels which were contributed to the Company in return for approximately 31.0 million units.

         A summary of the fair values of the assets and liabilities acquired in the Merger, recorded at the date of acquisition, is as follows (in thousands):

         Investment in hotels .............................     $2,014,250
         Investment in unconsolidated entity ..............         16,839
         Other assets .....................................          4,151
                                                                ----------
                                                                 2,035,240
                                                                ----------

         Units issued .....................................      1,146,081
         Debt obligations .................................        868,615
         Accrued expenses and other liabilities ...........         55,297
                                                                ----------
                                                                 2,069,993
                                                                ----------
         Total cash received in Merger ....................     $   34,753
                                                                ==========

         The Merger has been accounted for as a purchase, and, accordingly, the results of operations since the date of acquisition are included in the Company's consolidated statements of operations.

4.  INVESTMENT IN HOTELS

         Investment in hotels at December 31, 1998 and 1997, consist of the following (in thousands):

                                                                   1998             1997
                                                                -----------      -----------
         Land .............................................     $   329,667      $   157,554
         Building and improvements ........................       3,480,571        1,257,247
         Furniture, fixtures and equipment ................         298,610          147,923
         Construction in progress .........................          33,708           14,440
                                                                -----------      -----------
                                                                  4,142,556        1,577,164
         Accumulated depreciation .........................        (178,072)         (87,400)
                                                                -----------      -----------
                                                                $ 3,964,484      $ 1,489,764
                                                                ===========      ===========

5.  INVESTMENT IN UNCONSOLIDATED ENTITIES

         At December 31, 1998, the Company owned 50% interests in separate entities owning 15 hotels, a parcel of undeveloped land, and a condominium management company. The Company is accounting for its investments in these unconsolidated entities under the equity method.

                       FELCOR LODGING LIMITED PARTNERSHIP

5.  INVESTMENT IN UNCONSOLIDATED ENTITIES -- (CONTINUED)

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                               DECEMBER 31,
                                                                          ---------------------
                                                                            1998         1997
                                                                          --------     --------
         Balance sheet information:
              Investment in hotels ..................................     $257,431     $256,032
              Non-recourse mortgage debt ............................      168,989      138,956
              Equity ................................................      100,670      126,324


                                                                                YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                            1998          1997         1996
                                                                          --------      --------      --------
         Statements of operations information:
              Percentage lease revenue ..............................     $ 52,313      $ 47,720      $  9,974
              Other income ..........................................        4,693         6,280
                                                                          --------      --------      --------
                       Total revenues ...............................       57,006        54,000         9,974
                                                                          --------      --------      --------
              Expenses:
                  Depreciation ......................................       17,570        15,611         3,086
                   Taxes, insurance, and other ......................        8,956         9,555           886
                   Interest expense .................................       13,042        11,790         1,636
                                                                          --------      --------      --------
                        Total expenses ..............................       39,568        36,956         5,608
                                                                          --------      --------      --------

              Net income ............................................       17,438        17,044         4,366
                                                                          --------      --------      --------

              50% of net income attributable to the Company .........        8,719         8,522         2,183
              Amortization of cost in excess of book value ..........       (1,702)       (1,559)         (173)
                                                                          --------      --------      --------
              Equity in income from unconsolidated entities .........     $  7,017      $  6,963      $  2,010
                                                                          ========      ========      ========

6.  DEBT

         Debt at December 31, 1998 and 1997, consists of the following (in thousands):

                                                                                                            DECEMBER 31,
                                                                                                     -----------------------
                                     COLLATERAL         INTEREST RATE       MATURITY DATE               1998          1997
                                     ----------         -------------       -------------            ----------     --------

FLOATING RATE DEBT:
-------------------
    Line of credit                   Unsecured          LIBOR + 150bp        June 2001               $  411,000     $ 61,000
    Term loan                        Unsecured          LIBOR + 150bp        December 1999              250,000
    Other                            Unsecured       Up to LIBOR + 150bp     Various                     34,750       25,650
                                                                                                     ----------     --------
Total floating rate debt                                                                                695,750       86,650
                                                                                                     ----------     --------


FIXED RATE DEBT:
----------------
    Line of credit                   Unsecured              7.27%            June 2001                  325,000       75,000
    Publicly-traded term notes       Unsecured              7.38%            October 2004               174,249      174,116
    Publicly-traded term notes       Unsecured              7.63%            October 2007               124,122      124,029
    Mortgage debt                    15 hotels              7.24%            November 2007              145,062
    Mortgage debt                     3 hotels              6.97%            December 2002               43,836
    Other                            13 hotels          6.96% - 7.23%        2000 - 2005                 86,715       17,024
                                                                                                     ----------     --------
Total fixed rate debt                                                                                   898,984      390,169
                                                                                                     ----------     --------
           Total debt                                                                                $1,594,734     $476,819
                                                                                                     ==========     ========

                       FELCOR LODGING LIMITED PARTNERSHIP

6.  DEBT -- (CONTINUED)

         On July 1, 1998, the Company increased its unsecured credit facilities to $1.1 billion, consisting of an $850 million revolving line of credit ("Line of Credit") which matures June 2001 and a $250 million non-amortizing term loan ("Term Loan") which matures December 1999. Interest payable on borrowings under the credit facilities is variable, determined from a ratings and leverage-based pricing matrix, ranging from 87.5 basis points to 175 basis points above LIBOR (30-day LIBOR at December 31, 1998, was 5.628750%). The interest spread in 1998 was 150 basis points. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings-based pricing matrix, ranging from 20 to 30 basis points. In 1998, the Company wrote off approximately $2.5 million of deferred financing fees relating to the previous unsecured credit facility of $550 million. For the years ended December 31, 1998, 1997, and 1996, the Company paid interest on its unsecured credit facilities at the weighted average interest rate of 7.1%, 7.6%, and 7.4%, respectively. At December 31, 1998, the Company had borrowing capacity under its Line of Credit of $114 million.

         The Line of Credit and the Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1998, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Term Loan. Most of the collateralized borrowings are nonrecourse to the Company (with certain exceptions) and contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the collateralized borrowings are prepayable, however, approximately $43.8 million is not subject to any prepayment penalty, yield maintenance, or defeasance obligation. The remaining collateralized borrowings are subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         Future scheduled principal payments on debt obligations at December 31, 1998 are as follows (in thousands):

         YEAR
         ----
         1999 ...............................................    $   274,663
         2000 ...............................................         32,823
         2001 ...............................................        756,920
         2002 ...............................................         11,112
         2003 ...............................................         45,559
         2004 and thereafter ................................        475,285
                                                                 -----------
                                                                   1,596,362
         Discount accretion over term .......................         (1,628)
                                                                 -----------
                                                                 $ 1,594,734
                                                                 ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

6.  DEBT -- (CONTINUED)

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at December 31, 1998, are summarized in the following table:

                                                                 SWAP RATE
                                                                  RECEIVED
                                SWAP RATE       EFFECTIVE       (VARIABLE) AT       SWAP
        NOTIONAL AMOUNT        PAID (FIXED)     FIXED RATE        12/31/98        MATURITY
        ---------------        ------------     ----------        --------        --------
         $  50 million           6.11125%        7.61125%         5.33501%      October 1999
         $  25 million           5.95500%        7.45500%         5.20000%      November 1999
         $  25 million           5.55800%        7.05800%         5.54656%      July 2001
         $  25 million           5.54800%        7.04800%         5.54656%      July 2001
         $  75 million           5.55500%        7.05500%         5.54656%      July 2001
         $ 100 million           5.79600%        7.29600%         5.54656%      July 2003
         $  25 million           5.82600%        7.32600%         5.54656%      July 2003
         -------------
         $ 325 million
         =============


         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of its interest rate agreement and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk in that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

7.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS

         The outstanding units of limited partnership interest in the Company ("Units") are redeemable at the option of the holder for a like number of shares of common stock of FelCor, or cash, or a combination thereof, at the election of FelCor. Due to these redemption rights, these limited partnership units have been excluded from partners' capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 1998 and 1997 there were 2,938,933 and 2,899,510 redeemable units outstanding. The value of the redeemable units are based on the closing market price of FelCor's common stock at the balance sheet date, which at December 31, 1998 and 1997 was $23.00 and $35.50, respectively.

Preferred Units

         FelCor's Board of Directors is authorized to provide for the issuance of up to 20,000,000 shares of Preferred Stock in one or more series, to establish the number of shares in each series, to fix the designation, powers preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

         In 1996 FelCor issued 6.1 million shares of its $1.95 Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at $25 per share. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. Each share of the Series A Preferred Stock is convertible at the shareholder's option to 0.7752 shares of Common Stock, subject to certain adjustments, and may not be redeemed by FelCor before April 30, 2001. The proceeds from the Series A Preferred Stock were contributed to the Company in exchange for Series A Preferred Units. The preference on these units are the same as FelCor's Series A Preferred Stock.

                       FELCOR LODGING LIMITED PARTNERSHIP

7.  CAPITAL STOCK -- (CONTINUED)

         On May 1, 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of 9% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), at $25 per depositary share. The Series B Preferred Stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of FelCor. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The proceeds from the Series B Preferred Stock were contributed to the Company in exchange for Series B Preferred Units. The preference on these units are the same as FelCor's Series B Preferred Stock.

         At December 31, 1998, all distributions then payable on the Series A and Series B Preferred Units had been paid.

8.  TAXES, INSURANCE, AND OTHER

         Taxes, insurance, and other is comprised of the following for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                                          1998         1997         1996
                                                                         -------      -------      -------
Real estate and personal property taxes ........................         $32,892      $18,976      $11,110
Property insurance .............................................           2,341        1,627        1,312
Land lease expense .............................................           7,759        1,610          952
State franchise taxes ..........................................           1,609          718          472
Other                                                                        687          162           51
                                                                         -------      -------      -------
         Total taxes, insurance, and other......................         $45,288      $23,093      $13,897
                                                                         =======      =======      =======

         Future minimum lease payments under the Company's land lease obligations at December 31, 1998, are as follows (in thousands):

               YEAR
               ----
               1999                                               $ 13,557
               2000                                                 13,609
               2001                                                 13,534
               2002                                                 13,397
               2003                                                 13,187
               2004 and thereafter                                 280,893
                                                                  --------
                                                                  $348,177
                                                                  ========

9.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

     Commitments

         The Company is to receive rental income from the Lessees under the Percentage Leases which expire in 2002 (six hotels), 2003 (eight hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (16 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the following schedule of future lease commitments to the Company. Minimum future rental

                       FELCOR LODGING LIMITED PARTNERSHIP

9.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

income (i.e., base rents) to the Company under these noncancelable operating leases at December 31, 1998 is as follows (in thousands):

                                                  LESSEES
                                             -------------------
                                             DJONT       BRISTOL        TOTAL
                                             -----       -------        -----
            YEAR
            ----
            1999 .....................    $  139,217   $  157,616   $  296,833
            2000 .....................       139,305      182,090      321,395
            2001 .....................       142,397      182,111      324,508
            2002 .....................       142,397      182,084      324,481
            2003 .....................       128,362      178,849      307,211
            2004 and thereafter ......       504,383      822,831    1,327,214
                                          ----------   ----------   ----------
                                          $1,196,061   $1,705,581   $2,901,642
                                          ==========   ==========   ==========

         The Percentage Lease revenue is based on a percentage of room and suite revenues, food and beverage revenues, food and beverage rents, and other revenues of the Hotels. Both the base rent and the threshold suite revenue in each lease computation are subject to adjustments for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 1999 ranged from 0.55% to 1.5% dependent upon the Lessee. The CPI adjustments for 1998 and 1997 were 0.50% and 1.42%, respectively.

         Under the Percentage Leases, the Operating Partnership is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the hotels' revenues (varying from 4% of room and suite revenue to 3% of total hotel revenue) per month, on a cumulative basis, to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels. Included in cash and cash equivalents at December 31, 1998 and 1997, were cash balances held by the Hotel managers for these capital expenditures of $14.8 million and $7.3 million, respectively.

         The Company has a Renovation and Redevelopment Program for the Hotels and presently expects approximately $160 million to be invested in 1999 under this program, which may be funded from cash on hand or borrowings under its Line of Credit.

     Related Party Transactions

         The Company's general partner, FelCor, shares the executive offices and certain employees with FelCor, Inc., and DJONT. Each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by FelCor), office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. The Company reimburses FelCor for its share of such allocated costs. Such allocation of shared costs is subject to approval by a majority of FelCor's independent directors. During 1998, 1997, and 1996, the Company and FelCor paid approximately $2.8 million (approximately 63%), $1.3 million (approximately 38%), and $807,000 (approximately 38%), respectively, of the allocable expenses under this arrangement.

                       FELCOR LODGING LIMITED PARTNERSHIP

10.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

                                                1998              1997            1996
                                             -----------      -----------      -----------
Assets acquired .......................      $ 2,427,027      $   588,053      $   494,354
Liabilities assumed ...................         (940,906)          (5,932)        (111,567)
Units issued ..........................       (1,152,856)                          (16,880)
Minority interest contribution ........           (6,989)          (8,021)
                                             -----------      -----------      -----------
         Net cash paid ................      $   326,276      $   574,100      $   365,907
                                             ===========      ===========      ===========

         Under the Merger Agreement with Bristol Hotel Company, FelCor provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). At July 28, 1998, the Interim Credit facility was assumed and canceled by FelCor upon completion of the Merger.

         Approximately $67.2 million, $24.7 million, and $16.1 million of aggregate preferred unit and unit distributions had been declared as of December 31, 1998, 1997, and 1996, respectively. These amounts were paid in January following each year.

         In 1998 the Company entered into a joint venture, in which the Company contributed a hotel with a net book value of $53.9 million for a 60% equity interest in the venture. The Company has consolidated this venture in the financial statements and recorded an increase in investment in hotels and minority interest in other partnerships of $34.4 million.

11.  LESSEES

         All of the Company's percentage lease revenue is derived from the Percentage Leases with the Lessees. Certain information, related to DJONT's financial statements, is as follows (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1998          1997
                                                                        --------      --------
              Balance Sheet Information:
                 Cash and cash equivalents ........................     $ 28,538      $ 25,684
                 Total assets .....................................     $ 63,972      $ 54,702
                 Due to FelCor Lodging Limited Partnership ........     $ 16,875      $ 18,908
                 Shareholders' deficit ............................     $ (8,231)     $ (9,075)

                                                                                     YEARS ENDED
                                                                                     DECEMBER 31,
                                                                        --------------------------------------
                                                                           1998         1997           1996
                                                                        ---------     ---------      ---------
              Statement of Operations Information:
                 Room and suite revenue ...........................     $ 618,122     $ 456,614      $ 234,451
                 Percentage lease expenses ........................     $ 289,891     $ 216,990      $ 107,935
                 Net income/(loss) ................................     $     844     $  (2,672)     $  (5,430)

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No such loans were outstanding at December 31, 1998.

                       FELCOR LODGING LIMITED PARTNERSHIP

11.  LESSEES -- (CONTINUED)

         Bristol is a publicly traded company whose stock is listed on the New York Stock Exchange under the symbol BH and that files financial statements in accordance with the Securities Exchange Act of 1934, as amended.

         At December 31, 1998, the Company owned interests in 193 Hotels operating under various brand names. The Hotels generally operate pursuant to franchise license agreements which require the payment of fees based on a percentage of room and suite revenue. These fees are paid by the Lessees.

         DJONT engages third-party managers to operate the Hotels leased by it and generally pays such managers a base management fee based on a percentage of room and suite revenue and an incentive management fee based on DJONT's income before overhead expenses for each hotel. In certain instances, the hotel managers have subordinated fees and committed to make subordinated loans to DJONT, if needed, to meet its rental and other obligations under the Percentage Leases.

         Bristol serves as both the lessee and manager of the 106 Hotels leased to it by the Company at December 31, 1998, and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the terms of the Percentage Leases.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of the Company in the original amount of $20 million. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and is required to be maintained until July 27, 1999. According to Bristol's audited financial statements filed with the SEC, for the period from July 28, 1998, (inception of operations) through December 31, 1998, Bristol earned $2.6 million of net income and at December 31, 1998, had stockholders' equity of $35.4 million.

12.  SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at December 31, 1998, were DJONT and Bristol. Prior to 1998, the Company had only one lessee, DJONT. Accordingly, segment information is not disclosed for prior years.

                       FELCOR LODGING LIMITED PARTNERSHIP

12.  SEGMENT INFORMATION -- (CONTINUED)

         The following table presents information about the reportable segments for the year ended December 31, 1998 (in thousands):

                                                                                                 CORPORATE
                                                                                    SEGMENT     NOT ALLOCABLE   CONSOLIDATED
                                                     DJONT          BRISTOL          TOTAL       TO SEGMENTS        TOTAL
                                                  -----------     -----------     -----------   -------------   ------------
Statement of Operations Information:
------------------------------------
Revenues:
   Percentage lease revenue ..................    $   237,904     $    91,019     $   328,923                    $   328,923
   Equity in income from unconsolidated
      entities ...............................          6,744             273           7,017                          7,017
   Other revenue .............................                                                   $     4,154           4,154
                                                  -----------     -----------     -----------    -----------     -----------
             Total revenues ..................        244,648          91,292         335,940          4,154         340,094
                                                  -----------     -----------     -----------    -----------     -----------

Expenses:
   General and administrative ................                                                         5,254           5,254
   Depreciation ..............................         71,055          19,619          90,674            161          90,835
   Taxes, insurance, and other ...............         28,387          16,901          45,288                         45,288
   Interest expense ..........................                                                        73,182          73,182
   Minority interest in other partnerships ...          1,121                           1,121                          1,121
                                                  -----------     -----------     -----------    -----------     -----------
             Total expenses ..................        100,563          36,520         137,083         78,597         215,680
                                                  -----------     -----------     -----------    -----------     -----------

Income before extraordinary charge ...........    $   144,085     $    54,772     $   198,857    $   (74,443)    $   124,414
                                                  ===========     ===========     ===========    ===========     ===========

Funds from operations:
----------------------
Income before extraordinary charge ...........    $   144,085     $    54,772     $   198,857    $   (74,443)    $   124,414
Series B preferred dividends .................                                                        (8,373)         (8,373)
Depreciation .................................         71,055          19,619          90,674            161          90,835
Depreciation for unconsolidated entities .....         10,254             233          10,487                         10,487
                                                  -----------     -----------     -----------    -----------     -----------
Funds from operations ........................    $   225,394     $    74,624     $   300,018    $   (82,655)    $   217,363
                                                  ===========     ===========     ===========    ===========     ===========

Weighted average units outstanding (1) .......                                                                        58,013

Other Information:
------------------
            Total assets .....................    $ 1,998,165     $ 2,102,388     $ 4,100,553    $    74,830     $ 4,175,383
            Capital expenditures .............    $    65,264     $    65,839     $   131,103                    $   131,103


         (1) Weighted average units outstanding are computed including dilutive options and unvested stock grants, and assuming conversion of Series A preferred units to Units.

                       FELCOR LODGING LIMITED PARTNERSHIP

12.  SEGMENT INFORMATION -- (CONTINUED)

         The following table sets forth Percentage Lease revenue and investment in hotel assets represented by the following geographical areas as of and for the years ended December 31, (in thousands):

                                                        PERCENTAGE LEASE REVENUE         INVESTMENT IN HOTEL ASSETS
                                                        ------------------------       -----------------------------
                                                           1998            1997           1998               1997
                                                         --------       --------       ----------         ----------
California .................................             $ 63,733       $ 36,762       $  642,965         $  232,747
Texas ......................................               52,220         16,085          854,558            155,986
Florida ....................................               45,719         34,559          519,280            286,610
Georgia ....................................               23,691         10,232          349,429            123,203
Other States ...............................              138,437         71,476        1,714,122            778,618
Canada .....................................                5,123                          62,202
                                                         --------       --------       ----------         ----------
         Total .............................             $328,923       $169,114       $4,142,556         $1,577,164
                                                         ========       ========       ==========         ==========

13.  PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited Pro Forma Statements of Operations for the years ended December 31, 1998 and 1997 are presented as if the acquisitions of all hotels owned by the Company at December 31, 1998, the equity offerings consummated during 1998 and 1997, and the Merger had occurred as of the beginning of the periods presented and the Hotels had been leased pursuant to Percentage Leases.

         The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

                                                                  1998         1997
                                                                --------    --------
     Revenues:
       Percentage lease revenue ............................    $469,695    $441,768
       Income from unconsolidated entities .................       8,633       8,788
       Other income ........................................         770
                                                                --------    --------
           Total revenues ..................................     479,098     450,556
                                                                --------    --------

     Expenses:
       General and administrative ..........................       6,421       5,163
       Depreciation ........................................     126,931     121,817
       Taxes, insurance, and other .........................      72,621      68,206
       Interest expense ....................................     106,298     110,838
       Minority interest in other partnerships .............       1,316       1,157
                                                                --------    --------
          Total expenses ...................................     313,587     307,181
                                                                --------    --------
     Net income ............................................     165,511     143,375
     Preferred distributions ...............................      25,988      24,735
                                                                --------    --------
     Net income applicable to unitholders ..................    $139,523    $118,640
                                                                ========    ========
     Per unit data:
       Diluted:
         Net income applicable to unitholders ..............    $   1.84    $   1.56
                                                                ========    ========
         Weighted average number of units outstanding ......      75,699      76,184


14.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts

                       FELCOR LODGING LIMITED PARTNERSHIP

14.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS -- (CONTINUED)

(collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that, upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

15.  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 1998 and 1997 follows (in thousands, except per unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in partners' capital and cash flows for a period of several years.

                                                                           FIRST       SECOND        THIRD       FOURTH
                               1998                                       QUARTER      QUARTER      QUARTER      QUARTER
                               ----                                       -------      -------      -------      -------
Revenues:
  Percentage lease revenue .............................................    $ 56,060     $ 62,793     $105,123    $104,947
  Equity in income from unconsolidated entities ........................       1,293        2,689        2,446         589
  Other revenue ........................................................         175        1,920        1,030       1,029
                                                                            --------     --------     --------    --------
     Total revenues ....................................................      57,528       67,402      108,599     106,565
                                                                            --------     --------     --------    --------
Expenses:
  General and administrative ...........................................       1,199        1,375        1,452       1,228
  Depreciation .........................................................      15,887       17,429       27,720      29,799
  Taxes, insurance, and other ..........................................       7,270        7,568       14,651      15,799
  Interest expense .....................................................       9,731       13,795       22,960      26,696
  Minority interest in other partnerships ..............................         190          291          323         317
                                                                            --------     --------     --------    --------
     Total expenses ....................................................      34,277       40,458       67,106      73,839
                                                                            --------     --------     --------    --------
Income before extraordinary charge .....................................      23,251       26,944       41,493      32,726
Extraordinary charge from write off of deferred financing fees .........        (556)                   (2,519)
                                                                            --------     --------     --------    --------
Net income .............................................................      22,695       26,944       38,974      32,726
Preferred distributions ................................................       2,949        4,854        6,184       7,436
                                                                            --------     --------     --------    --------
Net income applicable to unitholders ...................................    $ 19,746     $ 22,090     $ 32,790    $ 25,290
                                                                            ========     ========     ========    ========
Per unit data:
  Diluted:
     Income applicable to unitholders
        before extraordinary charge ....................................    $   0.51     $   0.55     $   0.57    $   0.36
     Extraordinary charge ..............................................       (0.01)                    (0.04)
                                                                            --------     --------     --------    --------
     Net income applicable to unitholders ..............................    $   0.50     $   0.55     $   0.53    $   0.36
                                                                            ========     ========     ========    ========
     Weighted average units outstanding ................................      39,885       39,882       61,913      71,126

                       FELCOR LODGING LIMITED PARTNERSHIP

15.  QUARTERLY OPERATING RESULTS (UNAUDITED)-- (CONTINUED)

                                                                      FIRST       SECOND       THIRD      FOURTH
                                1997                                 QUARTER      QUARTER     QUARTER     QUARTER
                                ----                                 -------      -------     -------     -------
Revenues:
  Percentage lease revenue ......................................    $ 35,370     $ 38,677    $ 48,603    $ 46,464
  Equity in income from unconsolidated entities .................       1,127        2,300       2,338       1,198
  Other revenue .................................................          95           76         112         291
                                                                     --------     --------    --------    --------
     Total revenues .............................................      36,592       41,053      51,053      47,953
                                                                     --------     --------    --------    --------
Expenses:
  General and administrative ....................................         972          874         897       1,000
  Depreciation ..................................................      10,417       11,314      14,238      14,829
  Taxes, insurance, and other ...................................       5,207        5,549       6,155       6,182
  Interest expense ..............................................       5,601        7,313       7,183       8,695
  Minority interest in other partnerships .......................          21          121         195         236
                                                                     --------     --------    --------    --------
     Total expenses .............................................      22,218       25,171      28,668      30,942
                                                                     --------     --------    --------    --------
Income before extraordinary charge ..............................      14,374       15,882      22,385      17,011
Extraordinary charge from write off of deferred financing fees ..                                              185
                                                                     --------     --------    --------    --------
Net income ......................................................      14,374       15,882      22,385      16,826
Preferred distributions .........................................       2,949        2,949       2,949       2,950
                                                                     --------     --------    --------    --------
Net income applicable to unitholders ............................    $ 11,425     $ 12,933    $ 19,436    $ 13,876
                                                                     ========     ========    ========    ========
Per common unit data:
  Diluted:
    Income applicable to unitholders
      before extraordinary charge ...............................    $   0.40     $   0.43    $   0.49    $   0.36
    Extraordinary charge ........................................                                            (0.01)
                                                                     --------     --------    --------    --------
    Net income applicable to unitholders ........................    $   0.40     $   0.43    $   0.49    $   0.35
                                                                     ========     ========    ========    ========
    Weighted average units outstanding ..........................      28,532       29,858      39,717      39,784

16.  CONSOLIDATING FINANCIAL INFORMATION

         In 1997 the Company completed the private placement of $300 million in aggregate principal amount of its long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 7 3/8% senior notes due 2004 priced at 99.489% to yield 7.47% and $125 million of 7 5/8% senior notes due 2007 priced at 99.209% to yield 7.74%. The discount on the $300 million senior notes accrete using the straight line method over the maturity of the notes. In 1998 these notes were exchanged for publicly traded notes with the same terms.

         FelCor and certain of the majority-owned subsidiaries of the Company (FelCor/CSS Holdings, L.P.; FelCor/CSS Hotels, L.L.C.; FelCor/LAX Hotels L.L.C.; FelCor Eight Hotels, L.L.C.; FelCor/St. Paul Holdings, L.P.; FelCor/LAX Holdings, L.P.; FelCor Nevada Holdings, L.L.C.; FHAC Nevada Holdings, L.L.C.; FHAC Texas Holdings, L.P. and FelCor Hotel Asset Company, L.L.C., collectively "Subsidiary Guarantors") are guarantors of the debt offering. The following table presents consolidating information for the Subsidiary Guarantors.

                       FELCOR LODGING LIMITED PARTNERSHIP

16.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                     ASSETS

                                                                       SUBSIDIARY     NON-GUARANTOR                       TOTAL
                                                       FELCOR L.P.     GUARANTORS     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                       -----------     -----------    -------------    ------------    ------------
Net investment in hotel properties ................    $ 1,082,168     $ 1,733,128     $ 1,149,188                     $ 3,964,484
Investment in consolidated entities ...............      2,647,693                                     $(2,647,693)
Investment in unconsolidated entities .............        119,115          16,912              42                         136,069
Cash and cash equivalents .........................         20,000           4,672          10,020                          34,692
Due from Lessee ...................................         11,223           8,246           2,474                          21,943
Due (to)/from subsidiary ..........................        (51,291)         46,429           4,862
Deferred assets ...................................          9,996              45                                          10,041
Other assets ......................................          6,320           1,834                                           8,154
                                                       -----------     -----------     -----------     -----------     -----------

      Total assets ................................    $ 3,845,224     $ 1,811,266     $ 1,166,586     $(2,647,693)    $ 4,175,383
                                                       ===========     ===========     ===========     ===========     ===========


                         LIABILITIES & PARTNERS' CAPITAL


Debt ..............................................    $ 1,316,696     $    34,316     $   243,722                     $ 1,594,734
Distributions payable .............................         67,262                                                          67,262
Accrued expenses and other liabilities ............         56,296                           1,016                          57,312
Minority interest  - other partnerships ...........                                         51,105                          51,105
                                                       -----------     -----------     -----------     -----------     -----------

      Total liabilities ...........................      1,440,254          34,316         295,843                       1,770,413
                                                       -----------     -----------     -----------     -----------     -----------

Redeemable units, at redemption value .............         67,595                                                          67,595
Preferred units ...................................        295,000                                                         295,000
Partners' capital .................................      2,042,375       1,776,950         870,743      (2,647,693)      2,042,375
                                                       -----------     -----------     -----------     -----------     -----------

      Total liabilities and partners' capital .....    $ 3,845,224     $ 1,811,266     $ 1,166,586     $(2,647,693)    $ 4,175,383
                                                       ===========     ===========     ===========     ===========     ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

16.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                     ASSETS


                                                                     SUBSIDIARY     NON-GUARANTOR                     TOTAL
                                                      FELCOR L.P.    GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -----------     -----------    -------------   ------------   ------------
Net investment in hotel properties ..............    $   858,338     $   551,882     $    79,544                    $ 1,489,764
Investment in consolidated entities .............        652,489                                    $  (652,489)
Investment in unconsolidated entities ...........        132,991                                                        132,991
Cash and cash equivalents .......................         17,543                                                         17,543
Due from Lessee .................................         12,356           4,257           2,295                         18,908
Due (to)/from subsidiary ........................        (57,153)         52,870           4,283
Deferred assets .................................         10,528              65                                         10,593
Other assets ....................................          1,858           1,707                                          3,565
                                                     -----------     -----------     -----------    -----------     -----------

      Total assets ..............................    $ 1,628,950     $   610,781     $    86,122    $  (652,489)    $ 1,673,364
                                                     ===========     ===========     ===========    ===========     ===========


                         LIABILITIES & PARTNERS' CAPITAL


Debt ............................................    $   440,999     $    35,820                                    $   476,819
Distributions payable ...........................         24,671                                                         24,671
Accrued expenses and other liabilities ..........         11,331                                                         11,331
Minority interest  - other partnerships .........                                    $     8,594                          8,594
                                                     -----------     -----------     -----------    -----------     -----------

      Total liabilities .........................        477,001          35,820           8,594                        521,415
                                                     -----------     -----------     -----------    -----------     -----------


Redeemable units, at redemption value ...........        102,933                                                        102,933
Preferred units .................................        151,250                                                        151,250
Partners' capital ...............................        897,766         574,961          77,528    $  (652,489)        897,766
                                                     -----------     -----------     -----------    -----------     -----------

      Total liabilities and partners' capital ...    $ 1,628,950     $   610,781     $    86,122    $  (652,489)    $ 1,673,364
                                                     ===========     ===========     ===========    ===========     ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

16.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                         SUBSIDIARY    NON-GUARANTOR         TOTAL
                                                          FELCOR L.P.    GUARANTORS     SUBSIDIARIES     CONSOLIDATED
                                                          -----------    ----------    --------------    ------------
Revenues:
Percent rent ..........................................    $ 125,991     $ 134,250        $  68,682        $ 328,923
Equity in income from unconsolidated entities .........        6,960                            57             7,017
Other revenue .........................................        4,093            61                             4,154
                                                           ---------     ---------        ---------        ---------
         Total revenue ................................      137,044       134,311           68,739          340,094
                                                           ---------     ---------        ---------        ---------

Expenses:
General and administrative ............................        2,117         2,076            1,061            5,254
Depreciation ..........................................       36,490        39,341           15,004           90,835
Taxes, insurance and other ............................       14,388        20,826           10,074           45,288
Interest expense ......................................       62,785         2,393            8,004           73,182
Minority interest other partnerships ..................                                       1,121            1,121
                                                           ---------     ---------        ---------        ---------
         Total expenses ...............................      115,780        64,636           35,264          215,680

     Net income before extraordinary charge ...........       21,264        69,675           33,475          124,414
     Extraordinary charge for write off of deferred
        financing fees ................................        3,075                                           3,075
                                                           ---------     ---------        ---------        ---------
     Net income .......................................       18,189        69,675           33,475          121,339
Preferred distributions ...............................       21,423                                          21,423
                                                           ---------     ---------        ---------        ---------
Net income (loss) applicable to unitholders ...........    $  (3,234)    $  69,675        $  33,475        $  99,916
                                                           =========     =========        =========        =========



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                         SUBSIDIARY    NON-GUARANTOR        TOTAL
                                                           FELCOR L.P.   GUARANTORS     SUBSIDIARIES     CONSOLIDATED
                                                           -----------   ----------    --------------    ------------
Cash flows from operating activities ..................    $  34,025     $ 109,015        $  49,543       $ 192,583
Cash flows from investing activities ..................     (444,363)      (24,350)         (81,785)       (550,498)
Cash flows from financing activities ..................      412,795       (79,993)          42,262         375,064
                                                           ---------     ---------        ---------       ---------
Change in cash and cash equivalents ...................        2,457         4,672           10,020          17,149
Cash and cash equivalents at beginning of period ......       17,543                                         17,543
                                                           ---------     ---------        ---------       ---------
Cash and equivalents at end of year ...................    $  20,000     $   4,672        $  10,020       $  34,692
                                                           =========     =========        =========       =========

                       FELCOR LODGING LIMITED PARTNERSHIP

16.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                            SUBSIDIARY    NON-GUARANTOR        TOTAL
                                                               FELCOR L.P.  GUARANTORS     SUBSIDIARIES     CONSOLIDATED
                                                               -----------  ----------    --------------    ------------
Revenues:
Percent rent ...............................................    $ 83,528    $ 77,335       $  8,251           $169,114
Equity in income from unconsolidated entities ..............       6,963                                         6,963
Other revenue ..............................................         367         207                               574
                                                                --------    --------       --------           --------
         Total revenue .....................................      90,858      77,542          8,251            176,651
                                                                --------    --------       --------           --------

Expenses:
General and administrative .................................       1,848       1,712            183              3,743
Depreciation ...............................................      22,798      26,094          1,906             50,798
Taxes, insurance and other .................................      11,781      10,661            651             23,093
Interest expense ...........................................      26,673       2,119                            28,792
Minority interest other partnerships .......................                                    573                573
                                                                --------    --------       --------           --------
         Total expenses ....................................      63,100      40,586          3,313            106,999
                                                                --------    --------       --------           --------

     Net income before extraordinary charge ................      27,758      36,956          4,938             69,652
     Extraordinary charge for write off of deferred
        financing fees .....................................         185                                           185
                                                                --------    --------       --------           --------
     Net income ............................................      27,573      36,956          4,938             69,467
Preferred distributions ....................................      11,797                                        11,797
                                                                --------    --------       --------           --------
Net income applicable to unitholders .......................    $ 15,776    $ 36,956       $  4,938           $ 57,670
                                                                ========    ========       ========           ========


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                              SUBSIDIARY    NON-GUARANTOR        TOTAL
                                                                FELCOR L.P.   GUARANTORS     SUBSIDIARIES     CONSOLIDATED
                                                                -----------   ----------    --------------    ------------
Cash flows from operating activities .......................    $  57,817     $  36,598       $   3,063         $  97,478
Cash flows from investing activities .......................     (598,467)      (16,242)        (73,151)         (687,860)
Cash flows from financing activities .......................      550,400       (20,356)         70,088           600,132
                                                                ---------     ---------       ---------         ---------
Change in cash and cash equivalents ........................        9,750                                           9,750
Cash and cash equivalents at beginning of period ...........        7,793                                           7,793
                                                                ---------     ---------       ---------         ---------
Cash and equivalents at end of year ........................    $  17,543     $               $                 $  17,543
                                                                =========     =========       =========         =========

                       FELCOR LODGING LIMITED PARTNERSHIP

16.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                                SUBSIDIARY     TOTAL
                                                                   FELCOR L.P.  GUARANTORS  CONSOLIDATED
                                                                   -----------  ----------  ------------
Revenues:
Percent rent ....................................................    $ 39,489    $ 58,461    $ 97,950
Equity in income from unconsolidated entities ...................       2,010                   2,010
Other revenue ...................................................         632         352         984
                                                                     --------    --------    --------
         Total revenue ..........................................      42,131      58,813     100,944
                                                                     --------    --------    --------

Expenses:
General and administrative ......................................         733       1,086       1,819
Depreciation ....................................................       9,337      17,207      26,544
Taxes, insurance and other ......................................       4,645       9,252      13,897
Interest expense ................................................       7,369       2,434       9,803
                                                                     --------    --------    --------
         Total expenses .........................................      22,084      29,979      52,063
                                                                     --------    --------    --------

     Net income before extraordinary charge .....................      20,047      28,834      48,881
     Extraordinary charge for write off of deferred financing ...       2,354                   2,354
                                                                     --------    --------    --------
     Net income .................................................      17,693      28,834      46,527
Preferred distributions .........................................       7,734                   7,734
                                                                     --------    --------    --------
Net income applicable to unitholders ............................    $  9,959    $ 28,834    $ 38,793
                                                                     ========    ========    ========


                       FELCOR SUITES LIMITED PARTNERSHIP

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                   SUBSIDIARY           TOTAL
                                                                FELCOR L.P.        GUARANTORS        CONSOLIDATED
                                                                -----------        ----------        ------------
Cash flows from operating activities ..................         $  36,077          $  31,417          $  67,494
Cash flows from investing activities ..................           (66,461)          (411,967)          (478,428)
Cash flows from financing activities ..................          (128,644)           380,550            251,906
                                                                ---------          ---------          ---------
Change in cash and cash equivalents ...................          (159,028)                             (159,028)
Cash and cash equivalents at beginning of period ......           166,821                               166,821
                                                                ---------          ---------          ---------
Cash and equivalents at end of year ...................         $   7,793          $                  $   7,793
                                                                =========          =========          =========

                       FELCOR LODGING LIMITED PARTNERSHIP

17.  FELCOR STOCK BASED COMPENSATION PLANS

         FelCor sponsors three restricted stock and stock option plans (the "FelCor Plans"). In addition, upon completion of the Merger, FelCor assumed two stock option plans previously sponsored by Bristol Hotel Company (the "Bristol Plans"). FelCor is obligated to issue up to 1,271,103 shares of its Common Stock pursuant to the Bristol Plans, and no additional options may be awarded under those plans. The FelCor Plans and the Bristol Plans are referred to collectively as the "Plans". Upon issuance of any stock, FelCor is obligated to contribute the proceeds to the Company in exchange for a like number of units.

Stock Options

         FelCor is authorized to issue 2,950,000 shares of Common Stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest over five equal annual installments (20% per year), beginning in the year following the original date of grant.

         The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of award.

         A summary of the status of the non-qualified stock options under the Plans as of December 31, 1998, 1997, and 1996, and the changes during the years are presented below:

                                                   1998                          1997                      1996
                                                   ----                          ----                      ----
                                                         WEIGHTED                    WEIGHTED                   WEIGHTED
                                        # SHARES OF      AVERAGE      # SHARES OF     AVERAGE    # SHARES OF    AVERAGE
                                         UNDERLYING      EXERCISE      UNDERLYING    EXERCISE     UNDERLYING    EXERCISE
                                          OPTIONS         PRICES        OPTIONS       PRICES       OPTIONS      PRICES
                                       -------------    ----------    -----------    ----------   -----------   ---------
Outstanding at beginning of the year.    1,670,500        $29.96       1,047,500      $25.67        745,000      $23.58
Granted (A) (B)......................    2,445,813        $20.54         752,000      $35.70        327,500      $30.08
Exercised............................     (332,915)       $11.67         (31,000)     $19.11
Forfeited (B)........................   (1,242,932)       $31.51         (98,000)     $31.56        (25,000)     $21.00
                                       -----------                     ---------                  ---------
Outstanding at end of year...........    2,540,466        $22.53       1,670,500      $29.96      1,047,500      $25.67
                                       ===========                     =========                  =========
Exercisable at end of year...........      796,499        $24.64         411,500      $24.42        225,665      $22.71

         (A) Includes options covering 1,271,103 shares of Common Stock issuable as a result of the assumption of the Bristol Plans.

         (B) To enable FelCor to preserve its stock options as a meaningful element of compensation, existing option holders under the FelCor Plans currently employed by FelCor on a full-time basis were offered the opportunity to exchange their existing options (having exercise prices ranging from $26.44 to $38.56 per share) for a lesser number of new options having an equal value under the Black-Scholes option pricing model. Twenty-two employees accepted this offer, surrendering for cancellation existing options covering an aggregate of 1,151,500 shares of Common Stock at a weighted average exercise price of $32.807 per share for new options covering an aggregate of 840,393 shares of Common Stock at an exercise price of $22.125 per share. The new options have the same expiration dates and vesting schedules as the options surrendered for cancellation, however, none of the new options may be exercised prior to January 1, 2000.

                       FELCOR LODGING LIMITED PARTNERSHIP

17.  FELCOR STOCK BASED COMPENSATION PLANS  - (CONTINUED)


                                                OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                              ----------------------------------------------------          -------------------------------
                                 NUMBER          WGTD. AVG.                                   NUMBER
   RANGE OF                   OUTSTANDING        REMAINING             WGTD AVG.            EXERCISABLE        WGTD. AVG.
EXERCISE PRICES               AT 12/31/98           LIFE            EXERCISE PRICE          AT 12/31/98      EXERCISE PRICE
---------------               -----------          -----            --------------          -----------      --------------
$10.33 to $30.00               2,205,086            8.21                $20.82                658,404           $22.41
$30.28 to $36.63                 335,380            8.63                $33.77                138,095           $22.53
----------------                --------            ----                ------                -------           ------
$10.33 to $36.63               2,540,466            8.26                $22.53                796,499           $24.64

Restricted Stock

         A summary of the status of the Company's restricted stock grants as of December 31, 1998, 1997, and 1996 and the changes during the years are presented below:

                                                      1998                        1997                        1996
                                             -----------------------     -----------------------     -----------------------
                                                           WEIGHTED                    WEIGHTED                   WEIGHTED
                                                           AVERAGE                     AVERAGE                     AVERAGE
                                                         FAIR MARKET                 FAIR MARKET                 AIR MARKET
                                                            VALUE                       VALUE                       VALUE
                                             # SHARES      AT GRANT      # SHARES      AT GRANT       # SHARES    AT GRANT
                                             --------    -----------     --------    -----------      --------   -----------
Outstanding at beginning of the year.....      115,500     $29.03           84,500     $26.04           51,500      $24.03
                                               -------                   ---------                      ------
Granted:
   With 5-year pro rata vesting..........        5,000     $21.25           35,000     $35.00           24,500      $28.93
   Vest 100% at grant date...............        4,875     $35.63            6,000     $35.00            6,000      $30.46
   Vest 100% within 12 months of grant...                                    2,500     $36.94            2,500      $28.75
                                               -------                   ---------                      ------
Total granted............................        9,875     $28.35           43,500     $35.11           33,000      $29.19
Forfeited                                                                  (12,500)    $30.00
                                               -------                   ---------
Outstanding at end of year...............      125,375     $28.97          115,500     $29.03           84,500      $26.04
                                               =======                   =========                      ======
Vested at end of year....................       65,175     $28.26           40,400     $26.60           23,500      $24.93

                       FELCOR LODGING LIMITED PARTNERSHIP

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of FelCor Lodging Trust Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 2, 1999 appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Limited Partnership (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Dallas, Texas
February 2, 1999

                       FELCOR LODGING LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                                    COST CAPITALIZED SUBSEQUENT
                                                       INITIAL COST                        TO ACQUISITION
                                               -------------------------------    ---------------------------------
                                                        BUILDINGS    FURNITURE              BUILDINGS    FURNITURE
                                                           AND          AND                    AND          AND
DESCRIPTION OF PROPERTY         ENCUMBRANCES    LAND   IMPROVEMENT    FIXTURES      LAND   IMPROVEMENTS  FIXTURES
-----------------------         ------------    ----   -----------    --------      ----   ------------  --------

Birmingham, AL (1)                $    75     $ 2,843    $ 29,286     $   160                 $   730     $ 3,384
Montgomery E. I-85, AL (2)                        836       7,272         251                   1,987         735
Texarkana I-30, AR (2)                                      5,245         162                                   7
Flagstaff, AZ (3)                                 276       2,397          83                                   1
Flagstaff, AZ (1)                                 900       6,825         268                   1,561       1,209
Phoenix (Airport), AZ (1)                       2,969      25,828         891                      61           5
Phoenix (Camelback), AZ (1)                                38,998         613     $ 4,694         823       5,181
Phoenix (Crescent), AZ (4)                      3,608      29,583       2,886                                 623
Scottsdale, AZ (5)                                         12,430         384                                  11
Tempe, AZ (1)                                   3,951      34,371       1,185                     565         959
Anaheim, CA (1)                                 2,548      14,832         607                     562       3,481
Dana Point, CA (6)                              1,787      15,545         536                     254       2,709
Irvine Orange Co., CA (7)                       4,981      43,338       1,494                     200         187
LAX Airport, CA (1)                             2,660      17,997         798                     755       5,354
LAX Century, CA (1)                             2,207      18,764       1,104                                 663
Mandalay Beach, CA (1)                 11       2,930      22,125         879                     655       5,223
Milpitas, CA (1)                       65       4,021      23,677         562                     943       3,888
Milpitas San Jose N., CA (2)                    4,153      36,130       1,246                                 110
Napa, CA (1)                            6       3,287      14,205         494                     825       3,177
Palm Desert, CA (1)                             2,368      20,598         710                     885       1,452
Pleasanton, CA (8)                              3,169      27,569         951                      51          37
San Diego on the Bay, CA (2)                               68,053       2,105                                  45
Santa Barbara, CA (2)               6,255       1,692      14,723         508                                  44
SF Burlingame, CA (1)                  12                  39,929         818                               3,652
SF Financial District, CA (2)                              21,679         670                                  25
SF Fisherman's Wharf, CA (2)                               61,623       1,906                     523         166
SF Union Square, CA (8)                         8,392      67,105       9,069                   3,082         615
So. San Francisco, CA (1)               6       3,418      31,737         527                     769       4,207
Beaver Creek, CO (1)                            1,134       9,864         340                     175       1,183
Colorado Springs, CO (9)                          190       1,653          57
Colorado Springs, CO (10)                         285       2,479          85                                   2
Denver, CO (6)                                  2,432      21,158         730                      13         710
Hartford Downtown, CT (8)                       2,327      20,243         698                   4,029       2,122
Stamford, CT (7)                                           37,356       1,155                   1,349         324
Wilmington, DE (11)                             1,435      12,487         431                                  78
Boca Raton, FL (6)                              5,327       3,066         304                               1,064
Boca Raton, FL (1)                     82       1,868      16,253         561           6         181       3,317
Cocoa Beach, FL (2)                             2,304      20,046         691                     384         969
Deerfield Beach, FL (1)                         4,523      29,443         918          18       1,163       4,213
Ft. Lauderdale, FL (1)                          5,329      47,850         903          45       1,560       4,810
Ft. Lauderdale, FL (4)                          3,009      26,177         903                      61          24
Jacksonville, FL (1)                   82       1,130       9,608         456                   4,820       2,119
Kissimmee Nikki Bird, FL (2)                               31,652         979                     967       1,175
Miami Airport, FL (8)                                      26,146         809                     803       1,078
Miami (Airport), FL (1)                         4,135      24,950       1,171                     742       5,315
Orlando Int'l Airport, FL (7)                   2,564      22,310         769                                  27
Orlando Int'l Drive, FL (2)                     5,141      44,735       1,543                                 155
Orlando (North), FL (1)                         1,673      14,218         684                   4,890       2,060
Orlando (South), FL (1)                         1,632      13,870         799                      28       1,870
Tampa Busch Gardens, FL (6)                       772      12,387         226                     163         834


                                      GROSS AMOUNTS AT WHICH                 ACCUMULATED   NET BOOK
                                    CARRIED AT CLOSE OF PERIOD              DEPRECIATION     VALUE
                                 --------------------------------             BUILDINGS    BUILDINGS
                                           BUILDINGS    FURNITURE            IMPROVEMENTS IMPROVEMENTS;
                                             AND           AND               FURNITURE &   FURNITURE &      DATE OF
DESCRIPTION OF PROPERTY            LAND   IMPROVEMENTS  FIXTURES      TOTAL    FIXTURES      FIXTURES    CONSTRUCTION
-----------------------            ----   ------------  --------      -----    --------      --------    ------------

Birmingham, AL (1)               $ 2,843    $ 30,016     $ 3,544    $ 36,403     $ 3,670     $ 32,733         1987
Montgomery E. I-85, AL (2)           836       9,259         986      11,081          77       11,004         1964
Texarkana I-30, AR (2)                         5,245         169       5,414          55        5,359         1970
Flagstaff, AZ (3)                    276       2,397          84       2,757          26        2,731         1964
Flagstaff, AZ (1)                    900       8,386       1,477      10,763       1,666        9,097         1988
Phoenix (Airport), AZ (1)          2,969      25,889         896      29,754         482       29,272         1981
Phoenix (Camelback), AZ (1)        4,694      39,821       5,794      50,309       5,455       44,854         1985
Phoenix (Crescent), AZ (4)         3,608      29,583       3,509      36,700       2,083       34,617         1986
Scottsdale, AZ (5)                            12,430         395      12,825         130       12,695         1970
Tempe, AZ (1)                      3,951      34,936       2,144      41,031         677       40,354         1986
Anaheim, CA (1)                    2,548      15,394       4,088      22,030       3,214       18,816         1987
Dana Point, CA (6)                 1,787      15,799       3,245      20,831       1,341       19,490         1992
Irvine Orange Co., CA (7)          4,981      43,538       1,681      50,200         440       49,760         1986
LAX Airport, CA (1)                2,660      18,752       6,152      27,564       4,624       22,940         1985
LAX Century, CA (1)                2,207      18,764       1,767      22,738       1,383       21,355         1990
Mandalay Beach, CA (1)             2,930      22,780       6,102      31,812       3,730       28,082         1986
Milpitas, CA (1)                   4,021      24,620       4,450      33,091       3,946       29,145         1987
Milpitas San Jose N., CA (2)       4,153      36,130       1,356      41,639         366       41,273         1987
Napa, CA (1)                       3,287      15,030       3,671      21,988       2,338       19,650         1985
Palm Desert, CA (1)                2,368      21,483       2,162      26,013         444       25,569         1984
Pleasanton, CA (8)                 3,169      27,620         988      31,777         293       31,484         1986
San Diego on the Bay, CA (2)                  68,053       2,150      70,203         736       69,467         1965
Santa Barbara, CA (2)              1,692      14,723         552      16,967         158       16,809         1969
SF Burlingame, CA (1)                         39,929       4,470      44,399       5,163       39,236         1986
SF Financial District, CA (2)                 21,679         695      22,374         226       22,148         1970
SF Fisherman's Wharf, CA (2)                  62,146       2,072      64,218         631       63,587         1970
SF Union Square, CA (8)            8,392      70,187       9,684      88,263         811       87,452         1970
So. San Francisco, CA (1)          3,418      32,506       4,734      40,658       4,587       36,071         1988
Beaver Creek, CO (1)               1,134      10,039       1,523      12,696       1,367       11,329         1989
Colorado Springs, CO (9)             190       1,653          57       1,900          18        1,882         1966
Colorado Springs, CO (10)            285       2,479          87       2,851          26        2,825         1973
Denver, CO (6)                     2,432      21,171       1,440      25,043         475       24,568         1989
Hartford Downtown, CT (8)          2,327      24,272       2,820      29,419         216       29,203         1973
Stamford, CT (7)                              38,705       1,479      40,184         368       39,816         1984
Wilmington, DE (11)                1,435      12,487         509      14,431         300       14,131         1972
Boca Raton, FL (6)                 5,327       3,066       1,368       9,761         982        8,779         1989
Boca Raton, FL (1)                 1,874      16,434       3,878      22,186       2,841       19,345         1989
Cocoa Beach, FL (2)                2,304      20,430       1,660      24,394         214       24,180         1960
Deerfield Beach, FL (1)            4,541      30,606       5,131      40,278       4,418       35,860         1987
Ft. Lauderdale, FL (1)             5,374      49,410       5,713      60,497       6,253       54,244         1986
Ft. Lauderdale, FL (4)             3,009      26,238         927      30,174         489       29,685         1986
Jacksonville, FL (1)               1,130      14,428       2,575      18,133       2,301       15,832         1986
Kissimmee Nikki Bird, FL (2)                  32,619       2,154      34,773         309       34,464         1974
Miami Airport, FL (8)                         26,949       1,887      28,836         273       28,563         1983
Miami (Airport), FL (1)            4,135      25,692       6,486      36,313       4,636       31,677         1987
Orlando Int'l Airport, FL (7)      2,564      22,310         796      25,670         237       25,433         1984
Orlando Int'l Drive, FL (2)        5,141      44,735       1,698      51,574         459       51,115         1972
Orlando (North), FL (1)            1,673      19,108       2,744      23,525       3,357       20,168         1985
Orlando (South), FL (1)            1,632      13,898       2,669      18,199       3,345       14,854         1985
Tampa Busch Gardens, FL (6)          772      12,550       1,060      14,382       1,326       13,056         1985

                                                LIFE UPON
                                                  WHICH
                                               DEPRECIATION
                                     DATE      IN STATEMENT
DESCRIPTION OF PROPERTY            ACQUIRED    IS COMPUTED
-----------------------            --------    -----------

Birmingham, AL (1)                 01-03-96     5 - 40 Yrs
Montgomery E. I-85, AL (2)         07-28-98     5 - 40 Yrs
Texarkana I-30, AR (2)             07-28-98     5 - 40 Yrs
Flagstaff, AZ (3)                  07-28-98     5 - 40 Yrs
Flagstaff, AZ (1)                  02-16-95     5 - 40 Yrs
Phoenix (Airport), AZ (1)          05-04-98     5 - 40 Yrs
Phoenix (Camelback), AZ (1)        01-03-96     5 - 40 Yrs
Phoenix (Crescent), AZ (4)         06-30-97     5 - 40 Yrs
Scottsdale, AZ (5)                 07-28-98     5 - 40 Yrs
Tempe, AZ (1)                      05-04-98     5 - 40 Yrs
Anaheim, CA (1)                    01-03-96     5 - 40 Yrs
Dana Point, CA (6)                 02-21-97     5 - 40 Yrs
Irvine Orange Co., CA (7)          07-28-98     5 - 40 Yrs
LAX Airport, CA (1)                03-27-96     5 - 40 Yrs
LAX Century, CA (1)                02-18-97     5 - 40 Yrs
Mandalay Beach, CA (1)             05-08-96     5 - 40 Yrs
Milpitas, CA (1)                   01-03-96     5 - 40 Yrs
Milpitas San Jose N., CA (2)       07-28-98     5 - 40 Yrs
Napa, CA (1)                       05-08-96     5 - 40 Yrs
Palm Desert, CA (1)                05-04-98     5 - 40 Yrs
Pleasanton, CA (8)                 07-28-98     5 - 40 Yrs
San Diego on the Bay, CA (2)       07-28-98     5 - 40 Yrs
Santa Barbara, CA (2)              07-28-98     5 - 40 Yrs
SF Burlingame, CA (1)              11-06-95     5 - 40 Yrs
SF Financial District, CA (2)      07-28-98     5 - 40 Yrs
SF Fisherman's Wharf, CA (2)       07-28-98     5 - 40 Yrs
SF Union Square, CA (8)            07-28-98     5 - 40 Yrs
So. San Francisco, CA (1)          01-03-96     5 - 40 Yrs
Beaver Creek, CO (1)               02-20-96     5 - 40 Yrs
Colorado Springs, CO (9)           07-28-98     5 - 40 Yrs
Colorado Springs, CO (10)          07-28-98     5 - 40 Yrs
Denver, CO (6)                     03-15-98     5 - 40 Yrs
Hartford Downtown, CT (8)          07-28-98     5 - 40 Yrs
Stamford, CT (7)                   07-28-98     5 - 40 Yrs
Wilmington, DE (11)                03-20-98     5 - 40 Yrs
Boca Raton, FL (6)                 11-15-95     5 - 40 Yrs
Boca Raton, FL (1)                 02-28-96     5 - 40 Yrs
Cocoa Beach, FL (2)                07-28-98     5 - 40 Yrs
Deerfield Beach, FL (1)            01-03-96     5 - 40 Yrs
Ft. Lauderdale, FL (1)             01-03-96     5 - 40 Yrs
Ft. Lauderdale, FL (4)             05-04-98     5 - 40 Yrs
Jacksonville, FL (1)               07-28-94     5 - 40 Yrs
Kissimmee Nikki Bird, FL (2)       07-28-98     5 - 40 Yrs
Miami Airport, FL (8)              07-28-98     5 - 40 Yrs
Miami (Airport), FL (1)            01-03-96     5 - 40 Yrs
Orlando Int'l Airport, FL (7)      07-28-98     5 - 40 Yrs
Orlando Int'l Drive, FL (2)        07-28-98     5 - 40 Yrs
Orlando (North), FL (1)            07-28-94     5 - 40 Yrs
Orlando (South), FL (1)            07-28-94     5 - 40 Yrs
Tampa Busch Gardens, FL (6)        11-15-95     5 - 40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

                                                        INITIAL COST
                                                ----------------------------
                                                        BUILDINGS  FURNITURE
                                                           AND        AND
DESCRIPTION OF PROPERTY           ENCUMBRANCES  LAND  IMPROVEMENTS  FIXTURES
-----------------------           ------------  ----  ------------  --------

Tampa Busch Gardens, FL (2)                                9,534       295
Tampa Rocky Point, FL (6)                        2,142    18,639       643
WDW Village, FL (6)                              2,896    25,196       869
Atlanta Airport North, GA (2)      13,134                 34,531     1,068
Atlanta Airport, GA (8)                                   40,943     1,266
Atlanta Airport, GA (1)                                   22,342       770
Atlanta Buckhead, GA (1)                         7,303    38,996     2,437
Atlanta Galleria, GA (4)                         5,052    28,507     2,526
Atlanta Gateway, GA (4)                          5,113    22,857     2,105
Atlanta Perimeter, GA (7)           7,879                 20,556       636
Atlanta Powers Ferry, GA (8)       12,726        3,411    29,672     1,023
Atlanta South (Jonesboro), GA (2)   3,194          864     7,515       259
Atlanta-Courtyd by
  Marriott, GA (12)                              2,025    17,618       608
Atlanta, GA (5)                                  1,266    11,017       380
Brunswick, GA (1)                                  705     6,067       247
Columbus N. Airport, GA (2)                                7,026       217
Decatur I-20 East, GA (9)                          171     1,488        51
Marietta, GA (13)                                  952     8,285       286
Davenport, IA (2)                                  547     4,763       164
Davenport, IA (13)                                 434     3,776       130
Chicago Allerton, IL (14)                        3,343    29,086     1,003
Chicago O'Hare, IL (4)                           8,178    37,043     2,886
Deerfield, IL (1)                                2,305    20,054       692
Moline Airport, IL (2)              1,105          822     7,149       247
Moline Airport, IL (9)                312          232     2,021        70
Moline, IL (13)                                    505     4,398       152
Colby, KS (9)                                      339     2,950       102
Great Bend, KS (2)                                 549     4,780       165
Hays, KS (2)                          803          597     5,190       179
Hays, KS (13)                         326          243     2,112        73
Salina, KS (2)                      2,640          502     4,370       151
Salina, KS (9)                                     341     2,964       102
Lexington, KY (15)                               1,955    13,604       587
Lexington, KY (4)                                         21,644       746
Baton Rouge, LA (1)                    20        2,350    19,092       525
New Orleans French
  Quarter, LA (2)                  19,456        5,264    45,793     1,579
New Orleans, LA (1)                              2,570    22,300       895
Boston Gov't Center, MA (7)                               45,452     1,406
Boston - Marlborough, MA (1)                       948     8,143       325
Leominster Four Points, MA (4)                     900     7,830       270
BWI, MD (6)                                      2,568    22,433       770
Troy, MI (6)                                     2,968    25,905       909
Bloomington Airport W, MN (6)                    2,038    17,731       611
Minneapolis Airport, MN (1)                      5,417    36,508       602
Minneapolis Downtown, MN (1)                       818    16,820       505
St. Paul, MN (1)                    8,957        1,156    17,315       849
Kansas City, MO (2)                                973     8,461       292
St. Louis, MO (1)                                3,179    27,659       954
St. Louis Westport, MO (2)          9,085        2,767    24,072       830
Jackson Briarwood, MS (13)                         747     6,501       224
Jackson Downtown, MS (8)            8,218        2,226    19,370       668
Jackson North, MS (2)               6,144        1,643    14,296       493



                                    COST CAPITALIZED SUBSEQUENT         GROSS AMOUNTS AT WHICH          ACCUMULATED    NET BOOK
                                           TO ACQUISITION             CARRIED AT CLOSE OF PERIOD       DEPRECIATION     VALUE
                                    ---------------------------- -----------------------------------  BUILDINGS AND BUILDINGS AND
                                            BUILDINGS  FURNITURE         BUILDINGS   FURNITURE        IMPROVEMENTS; IMPROVEMENTS;
                                               AND        AND               AND         AND            FURNITURE &   FURNITURE &
DESCRIPTION OF PROPERTY             LAND  IMPROVEMENTS FIXTURES  LAND   IMPROVEMENTS FIXTURES  TOTAL     FIXTURES     FIXTURES
-----------------------             ----  ------------ --------  ----   ------------ --------  -----  ------------- -------------

Tampa Busch Gardens, FL (2)                                 12             9,534         307     9,841       99         9,742
Tampa Rocky Point, FL (6)                    176         1,433    2,142   18,815       2,076    23,033      909        22,124
WDW Village, FL (6)                           12         1,977    2,896   25,208       2,846    30,950    1,246        29,704
Atlanta Airport North, GA (2)                               29            34,531       1,097    35,628      339        35,289
Atlanta Airport, GA (8)                                     41            40,943       1,307    42,250      406        41,844
Atlanta Airport, GA (1)            2,568      52                  2,568   22,394         770    25,732      416        25,316
Atlanta Buckhead, GA (1)                     283         1,180    7,303   39,279       3,617    50,199    3,337        46,862
Atlanta Galleria, GA (4)                                   295    5,052   28,507       2,821    36,380    1,867        34,513
Atlanta Gateway, GA (4)                                  3,216    5,113   22,857       5,321    33,291    1,634        31,657
Atlanta Perimeter, GA (7)                                  181            20,556         817    21,373      220        21,153
Atlanta Powers Ferry, GA (8)                 381            35    3,411   30,053       1,058    34,522      285        34,237
Atlanta South (Jonesboro), GA (2)                           26      864    7,515         285     8,664       81         8,583
Atlanta-Courtyd by
  Marriott, GA (12)                                         41    2,025   17,618         649    20,292      189        20,103
Atlanta, GA (5)                                            102    1,266   11,017         482    12,765      121        12,644
Brunswick, GA (1)                                          800      705    6,067       1,047     7,819      984         6,835
Columbus N. Airport, GA (2)                                 95             7,026         312     7,338       76         7,262
Decatur I-20 East, GA (9)                                           171    1,488          51     1,710       16         1,694
Marietta, GA (13)                                          294      952    8,285         580     9,817       98         9,719
Davenport, IA (2)                                          116      547    4,763         280     5,590       54         5,536
Davenport, IA (13)                                          14      434    3,776         144     4,354       41         4,313
Chicago Allerton, IL (14)                                         3,343   29,086       1,003    33,432      309        33,123
Chicago O'Hare, IL (4)                                     700    8,178   37,043       3,586    48,807    2,343        46,464
Deerfield, IL (1)                            459         1,049    2,305   20,513       1,741    24,559    1,838        22,721
Moline Airport, IL (2)                                      41      822    7,149         288     8,259       77         8,182
Moline Airport, IL (9)                                       9      232    2,021          79     2,332       22         2,310
Moline, IL (13)                                             24      505    4,398         176     5,079       48         5,031
Colby, KS (9)                                276            37      339    3,226         139     3,704       31         3,673
Great Bend, KS (2)                                           5      549    4,780         170     5,499       51         5,448
Hays, KS (2)                                                36      597    5,190         215     6,002       56         5,946
Hays, KS (13)                                                8      243    2,112          81     2,436       23         2,413
Salina, KS (2)                                              33      502    4,370         184     5,056       48         5,008
Salina, KS (9)                                                      341    2,964         102     3,407       32         3,375
Lexington, KY (15)                                       1,636    1,955   13,604       2,223    17,782    1,787        15,995
Lexington, KY (4)                  2,488      51            15    2,488   21,695         761    24,944      404        24,540
Baton Rouge, LA (1)                          520         3,593    2,350   19,612       4,118    26,080    3,258        22,822
New Orleans French
  Quarter, LA (2)                                          149    5,264   45,793       1,728    52,785      470        52,315
New Orleans, LA (1)                1,079  13,484         3,980    3,649   35,784       4,875    44,308    4,261        40,047
Boston Gov't Center, MA (7)                                 72            45,452       1,478    46,930      454        46,476
Boston - Marlborough, MA (1)         647  12,707         4,761    1,595   20,850       5,086    27,531    2,789        24,742
Leominster Four Points, MA (4)                              49      900    7,830         319     9,049        2         9,047
BWI, MD (6)                                                930    2,568   22,433       1,700    26,701    1,458        25,243
Troy, MI (6)                                               517    2,968   25,905       1,426    30,299    1,601        28,698
Bloomington Airport W, MN (6)                 30         1,720    2,038   17,761       2,331    22,130    1,209        20,921
Minneapolis Airport, MN (1)                              3,191    5,417   36,508       3,793    45,718    4,708        41,010
Minneapolis Downtown, MN (1)                             3,334      818   16,820       3,839    21,477    3,199        18,278
St. Paul, MN (1)                                         3,239    1,156   17,315       4,088    22,559    3,487        19,072
Kansas City, MO (2)                           83           856      973    8,544       1,148    10,665       90        10,575
St. Louis, MO (1)                             65                  3,179   27,724         954    31,857      516        31,341
St. Louis Westport, MO (2)                                 199    2,767   24,072       1,029    27,868      263        27,605
Jackson Briarwood, MS (13)                                  21      747    6,501         245     7,493       70         7,423
Jackson Downtown, MS (8)                                    29    2,226   19,370         697    22,293      207        22,086
Jackson North, MS (2)                        146            88    1,643   14,442         581    16,666      153        16,513


                                                           LIFE UPON
                                                             WHICH
                                                         DEPRECIATION
                                     DATE OF      DATE   IN STATEMENT
DESCRIPTION OF PROPERTY           CONSTRUCTION  ACQUIRED  IS COMPUTED
-----------------------           ------------  --------  -----------

Tampa Busch Gardens, FL (2)           1966      07-28-98  5 - 40 Yrs
Tampa Rocky Point, FL (6)             1986      07-28-97  5 - 40 Yrs
WDW Village, FL (6)                   1987      07-28-97  5 - 40 Yrs
Atlanta Airport North, GA (2)         1967      07-28-98  5 - 40 Yrs
Atlanta Airport, GA (8)               1975      07-28-98  5 - 40 Yrs
Atlanta Airport, GA (1)               1989      05-04-98  5 - 40 Yrs
Atlanta Buckhead, GA (1)              1988      10-17-96  5 - 40 Yrs
Atlanta Galleria, GA (4)              1990      06-30-97  5 - 40 Yrs
Atlanta Gateway, GA (4)               1986      06-30-97  5 - 40 Yrs
Atlanta Perimeter, GA (7)             1985      07-28-98  5 - 40 Yrs
Atlanta Powers Ferry, GA (8)          1981      07-28-98  5 - 40 Yrs
Atlanta South (Jonesboro), GA (2)     1973      07-28-98  5 - 40 Yrs
Atlanta-Courtyd by
  Marriott, GA (12)                   1963      07-28-98  5 - 40 Yrs
Atlanta, GA (5)                       1963      07-28-98  5 - 40 Yrs
Brunswick, GA (1)                     1988      07-19-95  5 - 40 Yrs
Columbus N. Airport, GA (2)           1969      07-28-98  5 - 40 Yrs
Decatur I-20 East, GA (9)             1973      07-28-98  5 - 40 Yrs
Marietta, GA (13)                     1986      07-28-98  5 - 40 Yrs
Davenport, IA (2)                     1966      07-28-98  5 - 40 Yrs
Davenport, IA (13)                    1985      07-28-98  5 - 40 Yrs
Chicago Allerton, IL (14)             1923      07-28-98  5 - 40 Yrs
Chicago O'Hare, IL (4)                1994      06-30-97  5 - 40 Yrs
Deerfield, IL (1)                     1987      06-20-96  5 - 40 Yrs
Moline Airport, IL (2)                1961      07-28-98  5 - 40 Yrs
Moline Airport, IL (9)                1996      07-28-98  5 - 40 Yrs
Moline, IL (13)                       1985      07-28-98  5 - 40 Yrs
Colby, KS (9)                         1998      07-28-98  5 - 40 Yrs
Great Bend, KS (2)                    1964      07-28-98  5 - 40 Yrs
Hays, KS (2)                          1966      07-28-98  5 - 40 Yrs
Hays, KS (13)                         1985      07-28-98  5 - 40 Yrs
Salina, KS (2)                        1986      07-28-98  5 - 40 Yrs
Salina, KS (9)                        1997      07-28-98  5 - 40 Yrs
Lexington, KY (15)                    1987      01-10-96  5 - 40 Yrs
Lexington, KY (4)                     1989      05-04-98  5 - 40 Yrs
Baton Rouge, LA (1)                   1985      01-03-96  5 - 40 Yrs
New Orleans French
  Quarter, LA (2)                     1969      07-28-98  5 - 40 Yrs
New Orleans, LA (1)                   1984      12-01-94  5 - 40 Yrs
Boston Gov't Center, MA (7)           1968      07-28-98  5 - 40 Yrs
Boston - Marlborough, MA (1)          1988      06-30-95  5 - 40 Yrs
Leominster Four Points, MA (4)        1989      07-28-98  5 - 40 Yrs
BWI, MD (6)                           1987      03-20-97  5 - 40 Yrs
Troy, MI (6)                          1987      03-20-97  5 - 40 Yrs
Bloomington Airport W, MN (6)         1980      02-01-97  5 - 40 Yrs
Minneapolis Airport, MN (1)           1986      11-06-95  5 - 40 Yrs
Minneapolis Downtown, MN (1)          1984      11-15-95  5 - 40 Yrs
St. Paul, MN (1)                      1983      11-15-95  5 - 40 Yrs
Kansas City, MO (2)                   1975      07-28-98  5 - 40 Yrs
St. Louis, MO (1)                     1985      05-04-98  5 - 40 Yrs
St. Louis Westport, MO (2)            1979      07-28-98  5 - 40 Yrs
Jackson Briarwood, MS (13)            1985      07-28-98  5 - 40 Yrs
Jackson Downtown, MS (8)              1975      07-28-98  5 - 40 Yrs
Jackson North, MS (2)                 1957      07-28-98  5 - 40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP


                                                                                    COST CAPITALIZED SUBSEQUENT
                                                           INITIAL COST                   TO ACQUISITION
                                                   ------------------------------  ------------------------------
                                                            BUILDINGS   FURNITURE           BUILDINGS   FURNITURE
                                                               AND         AND                 AND        AND
DESCRIPTION OF PROPERTY            ENCUMBRANCES    LAND    IMPROVEMENTS  FIXTURES   LAND   IMPROVEMENTS FIXTURES
-----------------------            ------------    ----    ------------  --------   ----   ------------ --------

Jackson Southwest, MS (2)            1,170             314    2,728         94                              39
Olive Branch Exec Conf Ctr, MS (2)                   1,397   12,155        419              1,147          682
Raleigh/Durham, NC (6)                               2,124   18,476        637                  6        1,458
Omaha Central I-80, NE (2)           9,440           1,795   15,614        538                             134
Omaha Central I-80, NE (13)                            518    4,504        155                              30
Omaha Central, NE (6)                                1,877   16,328        563                130        1,698
Omaha Northwest, NE (2)                                979    8,519        294                               3
Omaha Northwest, NE (9)                                373    3,245        112
Omaha Southwest, NE (13)                               464    4,036        139                               2
Omaha, NE (16)                                         923    8,029        277                               1
Piscataway, NJ (1)                                   1,755   17,563        527                605        2,511
Secaucus, NJ (8)                                     2,356   20,497        707                             145
Albuquerque Mountainview, NM (2)                     1,322   11,505        397                              56
Syracuse, NY (1)                                     1,597   14,812      1,330                             147
Cleveland, OH (1)                                    1,755   15,329        527              1,258          878
Columbus, OH (6)                                     1,918   16,691        576                271          785
Dayton, OH (6)                       7,166           1,140    9,924        342              1,299           83
Tulsa, OK (1)                                          525    7,344      3,117                139        1,874
Philadelphia Center City, PA (8)    14,225           5,733   49,875      1,720              1,823          619
Philadelphia Independence
  Mall, PA (2)                                       3,184   27,704        955                             214
Pittsburgh, PA (7)                  15,408                   25,170        773                              34
Society Hill, PA (4)                                 4,542   45,121      1,536                             125
Charleston Mills House, SC (2)                       3,270   28,446        981                             471
Columbia Airport, SC (2)                               238    2,067         71                              20
Greenville Roper, SC (8)                             1,551   13,492        465                404          367
Kingston Plantation, SC (1)                          2,940   24,988      1,470              1,426        4,193
Knoxville West, TN (2)                                       11,586        358              1,179          693
Nashville Airport Briley, TN (7)                             27,889        863                             145
Nashville, TN (6)                                    1,073    9,331        322                350          754
Nashville Airport, TN (1)                            1,118    9,506        961                 28        1,534
Amarillo I-40, TX (2)                                         5,754        178                              26
Austin Town Lake, TX (2)                                     21,551        667                             675
Austin, TX (6)                                       2,508   21,908        752                             321
Beaumont Midtown I-10, TX (2)                          685    5,964        206                              13
Corpus Christi, TX (1)                               1,112    9,618        390          52               1,585
Dallas Bristol House, TX (14)                                 1,704      8,144
Dallas Campbell Ctr, TX (6)                          3,208   27,907        962
Dallas Downtown, TX (13)                             1,953   16,989        586                              14
Dallas Love Field, TX (1)                            1,934   16,674        757                167        1,376
Dallas Market Center, TX (8)        15,418           4,078   35,486      1,224                775
Dallas Market Center, TX (1)                         2,619   24,298      2,182
Dallas Park Central, TX (1)                          1,497   12,722        647                 28        1,649
Dallas Park Central, TX (4)                          1,720   28,550      4,130
Dallas Park Central, TX (17)                         4,513   43,125      2,507              3,984        1,335
Dallas Regal Row, TX (5)                               778    6,770        233                              23
Dallas, TX (8)                       9,942                   30,513        944                124          303
Dallas, TX (18)                      7,772                   13,564        420                             191
DFW Airport, TX (18)                18,278                   56,134      1,736                             752
DFW Airport (Suites), TX (18)        5,757           1,546   13,453        464                             153
DFW South, TX (6)                                            35,156      1,212       4,041     82
Houston Galleria, TX (12)                            1,855   16,143        557                              89
Houston Galleria, TX (5)                               465    4,047        140                              39


                                         GROSS AMOUNTS AT WHICH          ACCUMULATED     NET BOOK
                                       CARRIED AT CLOSE OF PERIOD       DEPRECIATION      VALUE
                                    ---------------------------------   BUILDINGS AND BUILDINGS AND
                                           BUILDINGS  FURNITURE         IMPROVEMENTS; IMPROVEMENTS;
                                              AND        AND             FURNITURE &   FURNITURE &         DATE OF
DESCRIPTION OF PROPERTY             LAND  IMPROVEMENTS FIXTURES  TOTAL    FIXTURES       FIXTURES       CONSTRUCTION
-----------------------             ----  ------------ --------  -----  ------------- -------------     ------------

Jackson Southwest, MS (2)              314    2,728       133     3,175      30           3,145              1962
Olive Branch Exec Conf Ctr, MS (2)   1,397   13,302     1,101    15,800     130          15,670              1972
Raleigh/Durham, NC (6)               2,124   18,482     2,095    22,701     934          21,767              1987
Omaha Central I-80, NE (2)           1,795   15,614       672    18,081     170          17,911              1965
Omaha Central I-80, NE (13)            518    4,504       185     5,207      49           5,158              1991
Omaha Central, NE (6)                1,877   16,458     2,261    20,596   1,207          19,389              1973
Omaha Northwest, NE (2)                979    8,519       297     9,795      91           9,704              1974
Omaha Northwest, NE (9)                373    3,245       112     3,730      35           3,695              1996
Omaha Southwest, NE (13)               464    4,036       141     4,641      43           4,598              1986
Omaha, NE (16)                         923    8,029       278     9,230      85           9,145              1989
Piscataway, NJ (1)                   1,755   18,168     3,038    22,961   2,358          20,603              1988
Secaucus, NJ (8)                     2,356   20,497       852    23,705     399          23,306               N/A
Albuquerque Mountainview, NM (2)     1,322   11,505       453    13,280     123          13,157              1968
Syracuse, NY (1)                     1,597   14,812     1,477    17,886     928          16,958              1989
Cleveland, OH (1)                    1,755   16,587     1,405    19,747   2,094          17,653              1990
Columbus, OH (6)                     1,918   16,962     1,361    20,241     535          19,706              1985
Dayton, OH (6)                       1,140   11,223       425    12,788     350          12,438              1987
Tulsa, OK (1)                          525    7,483     4,991    12,999   5,716           7,283              1985
Philadelphia Center City, PA (8)     5,733   51,698     2,339    59,770     509          59,261              1970
Philadelphia Independence
  Mall, PA (2)                       3,184   27,704     1,169    32,057     290          31,767              1972
Pittsburgh, PA (7)                           25,170       807    25,977     262          25,715              1988
Society Hill, PA (4)                 4,542   45,121     1,661    51,324   1,810          49,514              1986
Charleston Mills House, SC (2)       3,270   28,446     1,452    33,168     287          32,881              1982
Columbia Airport, SC (2)               238    2,067        91     2,396      22           2,374              1966
Greenville Roper, SC (8)             1,551   13,896       832    16,279     144          16,135              1984
Kingston Plantation, SC (1)          2,940   26,414     5,663    35,017   2,556          32,461              1987
Knoxville West, TN (2)                       12,765     1,051    13,816     120          13,696              1966
Nashville Airport Briley, TN (7)             27,889     1,008    28,897     263          28,634              1981
Nashville, TN (6)                    1,073    9,681     1,076    11,830     539          11,291              1988
Nashville Airport, TN (1)            1,118    9,534     2,495    13,147   3,520           9,627              1985
Amarillo I-40, TX (2)                         5,754       204     5,958      60           5,898              1970
Austin Town Lake, TX (2)                     21,551     1,342    22,893     246          22,647              1967
Austin, TX (6)                       2,508   21,908     1,073    25,489   1,324          24,165              1987
Beaumont Midtown I-10, TX (2)          685    5,964       219     6,868      64           6,804              1967
Corpus Christi, TX (1)               1,164    9,618     1,975    12,757   1,842          10,915              1984
Dallas Bristol House, TX (14)                 1,704     8,144     9,848     557           9,291              1997
Dallas Campbell Ctr, TX (6)          3,208   27,907       962    32,077     445          31,632              1982
Dallas Downtown, TX (13)             1,953   16,989       600    19,542     181          19,361              1969
Dallas Love Field, TX (1)            1,934   16,841     2,133    20,908   2,752          18,156              1986
Dallas Market Center, TX (8)         4,078   36,261     1,224    41,563     358          41,205              1983
Dallas Market Center, TX (1)         2,619   24,298     2,182    29,099   1,581          27,518              1980
Dallas Park Central, TX (1)          1,497   12,750     2,296    16,543   3,214          13,329              1985
Dallas Park Central, TX (4)          1,720   28,550     4,130    34,400                  34,400              1972
Dallas Park Central, TX (17)         4,513   47,109     3,842    55,464   2,591          52,873              1983
Dallas Regal Row, TX (5)               778    6,770       256     7,804      73           7,731              1969
Dallas, TX (8)                               30,637     1,247    31,884     294          31,590              1988
Dallas, TX (18)                              13,564       611    14,175     147          14,028              1981
DFW Airport, TX (18)                         56,134     2,488    58,622     587          58,035              1987
DFW Airport (Suites), TX (18)        1,546   13,453       617    15,616     148          15,468              1989
DFW South, TX (6)                    4,041   35,238     1,212    40,491     655          39,836              1985
Houston Galleria, TX (12)            1,855   16,143       646    18,644     175          18,469              1968
Houston Galleria, TX (5)               465    4,047       179     4,691      44           4,647              1968


                                               LIFE UPON
                                                 WHICH
                                              DEPRECIATION
                                    DATE      IN STATEMENT
DESCRIPTION OF PROPERTY           ACQUIRED    IS COMPUTED
-----------------------           --------    ------------

Jackson Southwest, MS (2)          07-28-98    5 - 40 Yrs
Olive Branch Exec Conf Ctr, MS (2) 07-28-98    5 - 40 Yrs
Raleigh/Durham, NC (6)             07-28-97    5 - 40 Yrs
Omaha Central I-80, NE (2)         07-28-98    5 - 40 Yrs
Omaha Central I-80, NE (13)        07-28-98    5 - 40 Yrs
Omaha Central, NE (6)              02-01-97    5 - 40 Yrs
Omaha Northwest, NE (2)            07-28-98    5 - 40 Yrs
Omaha Northwest, NE (9)            07-28-98    5 - 40 Yrs
Omaha Southwest, NE (13)           07-28-98    5 - 40 Yrs
Omaha, NE (16)                     07-28-98    5 - 40 Yrs
Piscataway, NJ (1)                 01-10-96    5 - 40 Yrs
Secaucus, NJ (8)                   07-28-98    5 - 40 Yrs
Albuquerque Mountainview, NM (2)   07-28-98    5 - 40 Yrs
Syracuse, NY (1)                   06-30-97    5 - 40 Yrs
Cleveland, OH (1)                  11-17-95    5 - 40 Yrs
Columbus, OH (6)                   02-04-98    5 - 40 Yrs
Dayton, OH (6)                     12-30-97    5 - 40 Yrs
Tulsa, OK (1)                      07-28-94    5 - 40 Yrs
Philadelphia Center City, PA (8)   07-28-98    5 - 40 Yrs
Philadelphia Independence
  Mall, PA (2)                     07-28-98    5 - 40 Yrs
Pittsburgh, PA (7)                 07-28-98    5 - 40 Yrs
Society Hill, PA (4)               10-01-97    5 - 40 Yrs
Charleston Mills House, SC (2)     07-28-98    5 - 40 Yrs
Columbia Airport, SC (2)           07-28-98    5 - 40 Yrs
Greenville Roper, SC (8)           07-28-98    5 - 40 Yrs
Kingston Plantation, SC (1)        12-05-96    5 - 40 Yrs
Knoxville West, TN (2)             07-28-98    5 - 40 Yrs
Nashville Airport Briley, TN (7)   07-28-98    5 - 40 Yrs
Nashville, TN (6)                  06-05-97    5 - 40 Yrs
Nashville Airport, TN (1)          07-28-94    5 - 40 Yrs
Amarillo I-40, TX (2)              07-28-98    5 - 40 Yrs
Austin Town Lake, TX (2)           07-28-98    5 - 40 Yrs
Austin, TX (6)                     03-20-97    5 - 40 Yrs
Beaumont Midtown I-10, TX (2)      07-28-98    5 - 40 Yrs
Corpus Christi, TX (1)             07-19-95    5 - 40 Yrs
Dallas Bristol House, TX (14)      07-28-98    5 - 40 Yrs
Dallas Campbell Ctr, TX (6)        05-29-98    5 - 40 Yrs
Dallas Downtown, TX (13)           07-28-98    5 - 40 Yrs
Dallas Love Field, TX (1)          03-29-95    5 - 40 Yrs
Dallas Market Center, TX (8)       07-28-98    5 - 40 Yrs
Dallas Market Center, TX (1)       06-30-97    5 - 40 Yrs
Dallas Park Central, TX (1)        07-28-94    5 - 40 Yrs
Dallas Park Central, TX (4)        11-01-98    5 - 40 Yrs
Dallas Park Central, TX (17)       06-30-97    5 - 40 Yrs
Dallas Regal Row, TX (5)           07-28-98    5 - 40 Yrs
Dallas, TX (8)                     07-28-98    5 - 40 Yrs
Dallas, TX (18)                    07-28-98    5 - 40 Yrs
DFW Airport, TX (18)               07-28-98    5 - 40 Yrs
DFW Airport (Suites), TX (18)      07-28-98    5 - 40 Yrs
DFW South, TX (6)                  07-28-98    5 - 40 Yrs
Houston Galleria, TX (12)          07-28-98    5 - 40 Yrs
Houston Galleria, TX (5)           07-28-98    5 - 40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

                                                                                   COST CAPITALIZED SUBSEQUENT
                                                       INITIAL COST                       TO ACQUISITION
                                              --------------------------------    ------------------------------
                                                       BUILDINGS     FURNITURE           BUILDINGS     FURNITURE
                                                          AND           AND                 AND           AND
DESCRIPTION OF PROPERTY       ENCUMBRANCES    LAND    IMPROVEMENTS   FIXTURES     LAND  IMPROVEMENTS   FIXTURES
-----------------------       ------------    ----    ------------   --------     ----  ------------   ---------

Houston Greenway, TX (7)         12,675       3,418       29,736        1,025                              204
Houston I-10 West, TX (5)                       586        5,099          176                               13
Houston I-10 West, TX (7)                     3,055       26,575          916                              253
Houston I-10 West, TX (13)                      478        4,155          143                              220
Houston Int'l Airport, TX (2)    14,377       3,890       33,842        1,167                              101
Houston Medical Center, TX (8)    9,329       2,493       21,687          748                  233         145
Houston Medical Center, TX (2)    9,329       2,284       19,869          685                1,235       1,234
Midland Country Villa, TX (2)                   404        3,517          121                               12
N. Dallas Addison, TX (8)        15,616       4,938       42,965        1,482                  354         344
Odessa Center, TX (2)                           487        4,238          146                                4
Odessa Parkway, TX (9)                          370        3,218          111                                7
Plano, TX (2)                                   885        7,696          265                               65
Plano, TX (18)                    9,118       1,813       15,775          544                              363
San Antonio Airport, TX (7)                   3,371       29,326        1,011                               30
San Antonio Downtown, TX (2)                              22,246          688                  377         198
Waco I-35, TX (2)                               574        4,994          172                  114         108
Salt Lake City Airport, UT (2)                             5,346          165                               47
Burlington, VT (4)                            3,136       27,283          941                              267
Cambridge, CAN (2)                              481        4,188          144
Kitchener Waterloo, CAN (2)                                9,441          292                               25
Peterbourough Waterfront,
  CAN (2)                                       735        6,391          220                               12
Sarnia, CAN (2)                                 271        2,359           81                                4
Toronto Airport, CAN (7)                                  21,168          655                  217         234
Toronto Yorkdale, CAN (2)                     1,578       13,725          473                              118
                               --------    --------   ----------     --------    -------   -------     --------
Total                          $275,613    $314,029   $3,397,532     $145,556    $15,638   $83,039     $153,054
                               ========    ========   ==========     ========    =======   =======     ========


                                    GROSS AMOUNTS AT WHICH                    ACCUMULATED
                                  CARRIED AT CLOSE OF PERIOD                 DEPRECIATION
                                -------------------------------              BUILDINGS AND
                                        BUILDINGS     FURNITURE              IMPROVEMENTS;
                                           AND           AND                  FURNITURE &
DESCRIPTION OF PROPERTY         LAND   IMPROVEMENTS    FIXTURES      TOTAL     FIXTURES
-----------------------         ----   ------------    --------      -----   -------------

Houston Greenway, TX (7)         3,418      29,736        1,229      34,383        292
Houston I-10 West, TX (5)          586       5,099          189       5,874         55
Houston I-10 West, TX (7)        3,055      26,575        1,169      30,799        290
Houston I-10 West, TX (13)         478       4,155          363       4,996         51
Houston Int'l Airport, TX (2)    3,890      33,842        1,268      39,000        342
Houston Medical Center, TX (8)   2,493      21,920          893      25,306        231
Houston Medical Center, TX (2)   2,284      21,104        1,919      25,307        211
Midland Country Villa, TX (2)      404       3,517          133       4,054         38
N. Dallas Addison, TX (8)        4,938      43,319        1,826      50,083        436
Odessa Center, TX (2)              487       4,238          150       4,875         45
Odessa Parkway, TX (9)             370       3,218          118       3,706         34
Plano, TX (2)                      885       7,696          330       8,911         84
Plano, TX (18)                   1,813      15,775          907      18,495        180
San Antonio Airport, TX (7)      3,371      29,326        1,041      33,738        281
San Antonio Downtown, TX (2)                22,623          886      23,509        232
Waco I-35, TX (2)                  574       5,108          280       5,962         53
Salt Lake City Airport, UT (2)               5,346          212       5,558         57
Burlington, VT (4)               3,136      27,283        1,208      31,627        972
Cambridge, CAN (2)                 481       4,188          144       4,813         45
Kitchener Waterloo, CAN (2)                  9,441          317       9,758         99
Peterbourough Waterfront,
  CAN (2)                          735       6,391          232       7,358         68
Sarnia, CAN (2)                    271       2,359           85       2,715         25
Toronto Airport, CAN (7)                    21,385          889      22,274        220
Toronto Yorkdale, CAN (2)        1,578      13,725          591      15,894        150
                              --------  ----------     --------  ----------   --------
Total                         $329,667  $3,480,571     $298,610  $4,108,848   $178,072
                              ========  ==========     ========  ==========   ========



                                  NET BOOK
                                   VALUE                               LIFE UPON
                               BUILDINGS AND                             WHICH
                               IMPROVEMENTS;                          DEPRECIATION
                                FURNITURE &    DATE OF       DATE     IN STATEMENT
DESCRIPTION OF PROPERTY           FIXTURES   CONSTRUCTION  ACQUIRED   IS COMPUTED
-----------------------        ------------- ------------  --------   ------------

Houston Greenway, TX (7)             34,091      1984      07-28-98    5 - 40 Yrs
Houston I-10 West, TX (5)             5,819      1969      07-28-98    5 - 40 Yrs
Houston I-10 West, TX (7)            30,509      1984      07-28-98    5 - 40 Yrs
Houston I-10 West, TX (13)            4,945      1969      07-28-98    5 - 40 Yrs
Houston Int'l Airport, TX (2)        38,658      1971      07-28-98    5 - 40 Yrs
Houston Medical Center, TX (8)       25,075      1973      07-28-98    5 - 40 Yrs
Houston Medical Center, TX (2)       25,096      1984      07-28-98    5 - 40 Yrs
Midland Country Villa, TX (2)         4,016      1979      07-28-98    5 - 40 Yrs
N. Dallas Addison, TX (8)            49,647      1985      07-28-98    5 - 40 Yrs
Odessa Center, TX (2)                 4,830      1982      07-28-98    5 - 40 Yrs
Odessa Parkway, TX (9)                3,672      1977      07-28-98    5 - 40 Yrs
Plano, TX (2)                         8,827      1983      07-28-98    5 - 40 Yrs
Plano, TX (18)                       18,315      1983      07-28-98    5 - 40 Yrs
San Antonio Airport, TX (7)          33,457      1981      07-28-98    5 - 40 Yrs
San Antonio Downtown, TX (2)         23,277      1968      07-28-98    5 - 40 Yrs
Waco I-35, TX (2)                     5,909      1970      07-28-98    5 - 40 Yrs
Salt Lake City Airport, UT (2)        5,501      1963      07-28-98    5 - 40 Yrs
Burlington, VT (4)                   30,655      1967      12-04-97    5 - 40 Yrs
Cambridge, CAN (2)                    4,768      1969      07-28-98    5 - 40 Yrs
Kitchener Waterloo, CAN (2)           9,659      1965      07-28-98    5 - 40 Yrs
Peterbourough Waterfront, CAN         7,290      1965      07-28-98    5 - 40 Yrs
Sarnia, CAN (2)                       2,690      1970      07-28-98    5 - 40 Yrs
Toronto Airport, CAN (7)             22,054      1970      07-28-98    5 - 40 Yrs
Toronto Yorkdale, CAN (2)            15,744      1970      07-28-98    5 - 40 Yrs
                                 ----------
Total                            $3,930,776
                                 ==========

(a)    Balance at December 31, 1996          $  911,390      (b)      Balance at December 31, 1995                  $  10,397
         Additions during the period            651,334             Depreciation expense during the period             26,321
                                             ----------                                                             ---------
       Balance at December 31, 1997          $1,562,724               Balance at December 31, 1996                     36,718
         Additions during the period          2,546,124             Depreciation expense during the period             50,682
                                             ----------                                                             ---------
       Balance at December 31, 1998          $4,108,848               Balance at December 31, 1997                  $  87,400
                                                                    Depreciation expense during the period             90,672
                                                                                                                    ---------
                                                                      Balance at December 31, 1998                  $ 178,072

      1.  Embassy Suites
      2.  Holiday Inn
      3.  Days Inn
      4.  Sheraton and Sheraton Suites
      5.  Fairfield Inn
      6.  Doubletree and Doubletree Guest Suites
      7.  Holiday Inn Select
      8.  Crowne Plaza and Crowne Plaza Suites
      9.  Holiday Inn Express
      10. Ramada Inn
      11. Radisson
      12. Courtyard by Marriott
      13. Hampton Inn
      14. Independents
      15. Hilton Suites
      16. Homewood Suites
      17. Westin
      18. Harvey Hotel

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of DJONT Operations, L.L.C. at December 31, 1998 and 1997, and the consolidated results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, respectively, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 1999

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)






                                               ASSETS
                                                                                 1998              1997
                                                                               --------          --------
Cash and cash equivalents ............................................         $ 28,538          $ 25,684
Accounts receivable, net .............................................           27,561            20,274
Inventories ..........................................................            4,381             3,466
Prepaid expenses .....................................................              471             1,307
Other assets .........................................................            3,021             3,971
                                                                               --------          --------
  Total assets .......................................................         $ 63,972          $ 54,702
                                                                               ========          ========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, trade ..............................................         $  6,514          $  9,426
Accounts payable, other ..............................................            6,994             4,625
Due to FelCor Lodging Trust Incorporated .............................           16,875            18,908
Accrued expenses and other liabilities ...............................           41,820            30,818
                                                                               --------          --------
  Total liabilities ..................................................           72,203            63,777
                                                                               --------          --------

Commitments and contingencies (Note 4)

Shareholders' equity (deficit):
Capital ..............................................................                1                 1
Accumulated deficit ..................................................           (8,232)           (9,076)
                                                                               --------          --------
  Total shareholders' deficit ........................................           (8,231)           (9,075)
                                                                               --------          --------
  Total liabilities and shareholders' equity .........................         $ 63,972          $ 54,702
                                                                               ========          ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)


                                                         1998           1997           1996
                                                       ---------     ---------      ---------
Revenues:
   Room and suite revenue ........................     $ 618,122     $ 456,614      $ 234,451
   Food and beverage revenue .....................        77,834        34,813         15,119
   Food and beverage rent ........................         4,792         4,393          2,334
   Other revenue .................................        48,781        38,690         17,340
                                                       ---------     ---------      ---------
          Total revenues .........................       749,529       534,510        269,244
                                                       ---------     ---------      ---------

Expenses:
   Property operating costs ......................       169,955       128,077         66,236
   General and administrative ....................        56,995        39,147         20,123
   Advertising and promotion .....................        51,105        37,333         18,520
   Repair and maintenance ........................        36,374        26,236         14,453
   Utilities .....................................        28,799        21,363         12,248
   Management and incentive fees .................        23,636        11,879          6,077
   Franchise fees ................................        18,102        13,407          5,693
   Food and beverage expenses ....................        65,924        33,119         15,701
   Percentage lease expenses .....................       289,891       216,990        107,935
   Lessee overhead expenses ......................         1,990         2,332          1,776
   Liability insurance ...........................         1,258         3,202          1,818
   Preopening and conversion costs ...............           569           340          2,165
   Other expenses ................................         4,087         3,757          1,929
                                                       ---------     ---------      ---------
          Total expenses .........................       748,685       537,182        274,674
                                                       ---------     ---------      ---------
Net income/(loss) ................................     $     844     $  (2,672)     $  (5,430)
                                                       =========     =========      =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)



     Balance at December 31, 1995 .....................     $  (773)

     Distributions declared ...........................        (200)

     Net loss .........................................      (5,430)
                                                            -------

     Balance at December 31, 1996 .....................      (6,403)

     Net loss .........................................      (2,672)
                                                            -------

     Balance at December 31, 1997 .....................      (9,075)

     Net income .......................................         844
                                                            -------

     Balance at December 31, 1998 .....................     $(8,231)
                                                            =======






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)



                                                                             1998          1997          1996
                                                                           --------      --------      --------
Cash flows from operating activities:
  Net income (loss) ..................................................     $    844      $ (2,672)     $ (5,430)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Changes in assets and liabilities:
       Accounts receivable ...........................................       (7,287)      (11,574)       (5,571)
       Inventories ...................................................         (915)       (1,361)       (1,573)
       Prepaid expenses ..............................................          836        (1,052)           33
       Other assets ..................................................          950        (1,768)       (1,898)
       Due to FelCor Lodging Trust Incorporated ......................       (2,033)       13,382         3,130
       Accounts payable, accrued expenses and other liabilities ......       10,459        25,521        11,372
                                                                           --------      --------      --------
                 Net cash flow provided by operating activities ......        2,854        20,476            63
                                                                           --------      --------      --------
Cash flows from financing activities:
  Distributions paid .................................................                                     (200)
                                                                           --------      --------      --------
                 Net cash flow used in financing activities ..........                                     (200)
                                                                           --------      --------      --------
Net change in cash and cash equivalents ..............................        2,854        20,476          (137)
Cash and cash equivalents at beginning of years ......................       25,684         5,208         5,345
                                                                           --------      --------      --------
Cash and cash equivalents at end of years ............................     $ 28,538      $ 25,684      $  5,208
                                                                           ========      ========      ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Thomas J. Corcoran, the President, Chief Executive Officer and a Director of FelCor Lodging Trust Incorporated ("FelCor") and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT Operations LLC, a Delaware limited liability company. The remaining 50% non-voting common equity interest is beneficially owned by the children of Charles N. Mathewson, a Director and major initial investor of FelCor.

         Each of the 86 hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at December 31, 1998 (the "Hotels"), is leased to DJONT Operations LLC or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at December 31, 1998.

         Messrs. Feldman and Corcoran have entered into an agreement with FelCor pursuant to which they have agreed that through April 15, 2005, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase common stock from FelCor or units of limited partner interest in the Operating Partnership at then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling any stock or units so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% common equity interest in DJONT, may elect to purchase common stock of FelCor or Operating Partnership units upon similar terms, at its option. The independent directors of FelCor may suspend or terminate such agreement at any time.

         Fifty-seven of the Hotels are operated as Embassy Suites(R) hotels, 17 are operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, nine are operated as Sheraton(R) or Sheraton Suites(R) hotels one is operated as a Westin(R) hotel, one is operated as a Hilton Suites(R) hotel and one is in the process of conversion to a Doubletree hotel. Seventy-three of the Hotels are managed by subsidiaries of Promus Hotel Corporation ("Promus"). Promus is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 10 are managed by subsidiaries of Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") and three are managed by independent management companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments -- Statement of Financial Accounting Standards 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, DJONT reports the carrying amount of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, other assets, accounts payable, amounts due to lessor and accrued expenses at cost which approximates fair value due to the short maturity of these instruments.

         Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Inventories -- Inventories are stated at the lower of cost or market.

                            DJONT OPERATIONS, L.L.C.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Revenue Recognition -- Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

         Income Taxes -- DJONT is a limited liability company which is taxed for federal income taxes purposes as a limited partnership and, accordingly, all taxable income or loss flows through to the shareholders.

3.  ACCUMULATED DEFICIT

         In 1998 DJONT had net income of $844,000, however, because of losses in recent years had an accumulated deficit of approximately $8.2 million. A significant portion of such losses are attributable to the one-time costs of converting the Crown Sterling Suites(R) hotels to Embassy Suites and Doubletree Guest Suites, and operations of these hotels during periods of substantial renovation. Such renovations were required under the terms of the related franchise agreements. In accordance with the terms of the Percentage Leases, DJONT is required to pay the full required lease payment. Although a portion of the suites are not available for guests to rent, management believes, and operating data indicates, that overall the performances of the hotels is adversely impacted as evidenced by improved operating performances immediately following completion of renovations. Management is exploring several options to anticipate negative operating cash flow during renovations, including potential changes to the terms of leases for future renovations which might mitigate losses for DJONT during such renovation periods.

         At December 31, 1998 DJONT had paid all amounts then due to FelCor under the Percentage Leases. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. Management anticipates that future earnings will be sufficient to enable DJONT to continue to make necessary payments when due. Management deems DJONT to be a viable going concern and, as such, no adjustments are required to the accompanying financial statements.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2002 (6 hotels), 2004 (7 hotels), 2005 (12 hotels), 2006 (18 hotels),2007 (23 hotels), 2008 (12 hotels), and thereafter (8 hotels). Minimum future rental payments are computed based on the base rent as defined under the noncancellable operating leases and are as follows (in thousands):

                             YEAR                          AMOUNT
                             ----                        ----------

               1999 ................................     $  166,418
               2000 ................................        166,506
               2001 ................................        169,597
               2002 ................................        169,597
               2003 ................................        155,562
               2004 and thereafter .................        584,174
                                                         ----------
                                                         $1,411,854
                                                         ==========

                            DJONT OPERATIONS, L.L.C.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         The Percentage Lease expense is based on a percentage of room and suite revenues, food and beverage revenues and food and beverage rents of the Hotels. Both the base rent and the threshold room and suite revenue in each lease computation is subject to adjustments in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 1999, 1998, 1997 and 1996 are 0.55% 0.50%, 1.42% and 0.73%, respectively.

         Other than real estate and personal property taxes, casualty insurance, capital improvements and maintenance of underground utilities and structural elements, which are obligations of the Operating Partnership, the Percentage Leases require DJONT to pay rent, liability insurance premiums, all costs, expenses, utilities and other charges incurred in the operation of the leased hotels.

         DJONT is also obligated to indemnify and hold harmless the Operating Partnership from and against all liabilities, costs and expenses incurred by or asserted against the Operating Partnership in the normal course of operating the Hotels.

         DJONT is not permitted to sublet all or any substantial part of the Hotels or assign its interest under any of the Percentage Leases without the prior written consent of the Operating Partnership.

         DJONT has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capital leases. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

         DJONT typically pays a franchise fee ranging from 4% to 5% of suite revenue, and marketing and reservation fees ranging from 1% to 3.5% of room and suite revenue. In the cases where there is not a separate franchise agreement, the right to use the brand name is included in the management agreement. Base management fees typically range from 2% to 3% of applicable hotel revenues. Incentive management fees are based upon the hotel's net income before overhead and typically range from 50% to 100% subject to a maximum annual payment of between 2% and 3% of total revenues. In many cases managers and franchisors have agreed to subordinate all or a portion of their fees at a specific hotel or group of hotels either for a set period of time, or until the hotel or group of hotels provides a predetermined return to the Lessee, or both.

         In the event FelCor enters into an agreement to sell or otherwise transfer a leased hotel, FelCor has the right to terminate the Percentage Lease with respect to such leased hotel upon 90 days' prior written notice upon either
(1) paying DJONT the fair market value of the DJONT's leasehold interest in the remaining term of the Percentage Lease to be terminated or (2) offering to lease to DJONT a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of DJONT's remaining leasehold interest under the Percentage Lease to be terminated. FelCor also is obligated to pay or reimburse DJONT for any assignment fees, termination fees or other liabilities arising under any franchise license agreement and restaurant sublease agreements.

         DJONT shares the executive offices and certain employees with FelCor and FelCor, Inc., and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones and depreciation of office furniture, fixtures and equipment. Such allocation of shared expenses approved by a majority of FelCor's independent directors. During 1998, 1997 and 1996, DJONT paid approximately $1.6 million (approximately 37%), $2.1 million (approximately 61%), and $1.3 million (approximately 61%), respectively, of the allocable expenses under this agreement.

                                INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                      DESCRIPTION OF EXHIBIT
       -------                     ----------------------
         3.1         -     Amended and Restated Agreement of Limited Partnership of the Partnership (filed as
                           Exhibit 10.1 to FelCor's Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

         3.2         -     First Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of November 17, 1995 by and among the Registrant, Promus Hotels,
                           Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Partnership (filed as Exhibit 10.1.1 to FelCor's Annual Report on Form 10-
                           K, as amended, for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference).

         3.3         -     Second Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of January 9, 1996 between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as
                           Exhibit 10.1.2 to the 1995 10-K and incorporated herein by reference).

         3.4         -     Third Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of January 10, 1996 by and among the Registrant, MarRay-LexGreen,
                           Inc. and all of the persons and entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.3 to the 1995 10-K and incorporated herein by reference).

         3.5         -     Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of
                           the Partnership dated as of January 10, 1996 by and among the Registrant, Piscataway-
                           Centennial Associates Limited Partnership and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.4 to the
                           1995 10-K and incorporated herein by reference).

         3.6         -     Fifth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of May 2, 1996, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, adopting
                           Addendum No. 2 to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of May 2, 1996 (filed as Exhibit 10.1.5 to FelCor's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

         3.7         -     Sixth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of September 16, 1996, by and among the Registrant, John B.
                           Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.6 to FelCor's Annual Report on Form 10-
                           K for the fiscal year ended December 31, 1996, and incorporated herein by reference).

         3.8         -     Seventh Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of May 16, 1997, by and among the Registrant, PMB Associates, Ltd.
                           and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.7 to FelCor's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1997, and incorporated herein by reference).


         3.9         -     Eighth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of February 6, 1998, by and among the Registrant, Columbus/Front
                           Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.8 to FelCor's Annual Report on Form 10-
                           K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

         3.10        -     Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of May 1, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, adopting
                           Addendum No. 3 to Amended and Restated Agreement of Limited Partnership dated as of
                           May 1, 1998 (filed as Exhibit 10.1.9 to FelCor's Form 8-K dated May 29, 1998, and incorporated herein by reference).

         3.11        -     Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership dated as of June 22, 1998, by and among the Registrant, Schenley Hotel
                           Associates, and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.10 to FelCor's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

         3.12        -     Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership  dated as of July 28, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, changing the name of the Partnership to "FelCor Lodging Limited Partnership" (filed as Exhibit
                           10.1.11 to FelCor's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

         3.13        -     Twelfth Amendment to Amended and Restated Agreement of Limited Partnership of the
                           Partnership  dated as of December 29, 1998, between the Registrant and all of the persons or entities who are or shall in the future become limited partners of the Partnership, amending certain provisions of the Partnership Agreement (filed as Exhibit 10.1.12 to
                           FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the
                           "1998 10-K") and incorporated herein by reference).

         3.14        -     Thirteenth Amendment to Amended and Restated Agreement of Limited Partnership of
                           the Partnership  dated as of December 31, 1998, by and between the Registrant, FelCor
                           Nevada Holdings, L.L.C. and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.13 to the 1998 10-K and incorporated herein by reference).

         3.15        -     Fourteenth Amendment to Amended and Restated Agreement of Limited Partnership of
                           the Partnership  dated as of March 1, 1999, by and among the Registrant, Huie Properties,
                           Ltd., and all of the persons or entities who are or shall in the future become limited partners of the Partnership (filed as Exhibit 10.1.14 to the 1998 10-K and incorporated herein by reference).

         4.1         -     Indenture dated as of April 22, 1996 by and between FelCor and Sun Trust Bank, Atlanta,
                           Georgia, as Trustee (filed as Exhibit 4.2 to FelCor's Form 8-K dated May 1, 1996 and incorporated herein by reference).

         4.2         -     Indenture dated as of October 1, 1997 by and among the Registrant, FelCor, the Subsidiary
                           Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as
                           Exhibit 4.1 to the Registration Statement on Form S-4 (file No. 333-39595) and the other co-registrants named therein and incorporated herein by reference).


         4.2.1       -     First Amendment to Indenture dated as of February 5, 1998 by and among
                           Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank,
                           Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-39595) and incorporated herein by reference).

         4.2.2       -     Second Amendment to Indenture and First Supplemental Indenture dated as of
                           December 30, 1998, by and among Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
                           4.7.2 to the 1998 10-K and incorporated herein by reference).

         10.1        -     Form of Lease Agreement between the Registrant as Lessor and DJONT Operations, L.L.C. or
                           its subsidiaries ("DJONT") as Lessee (filed as Exhibit 10.2.1 to the 1995 10-K and incorporated herein by reference).

         10.1.1      -     Omnibus Lease Amendment Agreement dated as of June 30, 1998 among FelCor, the
                           Registrant, and DJONT to clarify the meaning of Article III of the lease as represented by the actual course of dealing between lessors and lessees under such leases (filed as Exhibit 10.19 to FelCor's Form 10-Q for the quarter ended
                           June 30, 1998, and incorporated herein by reference).

         10.2        -     Form of Lease Agreement between the Partnership as Lessor and a subsidiary of Bristol Hotels
                           & Resorts ("BHR") as Lessee (the "Bristol Lease Agreement") (filed as Exhibit 10.3 to the
                           1998 10-K and incorporated herein by reference).

         10.2.1      -     Amended and Restated Master Hotel Agreement dated as of July 27, 1998 among the
                           Registrant, the Partnership, BHR and the lessors and lessees named therein
                           (filed as Exhibit 10.17 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

         10.3        -     Employment Agreement dated as of July 28, 1994 between FelCor and Hervey A. Feldman
                           (filed as Exhibit 10.7 to the 1994 10-K/A and incorporated herein by reference).

         10.4        -     Employment Agreement dated as of July 28, 1994 between FelCor and Thomas J. Corcoran, Jr.
                           (filed as Exhibit 10.8 to the 1994 10-K/A and incorporated herein by reference).

         10.5        -     Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9 to the 1994 10-
                           K/A and incorporated herein by reference).

         10.6        -     Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 1994 10-K/A and incorporated herein by reference).

         10.7        -     1995 Restricted Stock and Stock Option Plan of the Registrant (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

         10.8        -     Non-Qualified Deferred Compensation Plan  (filed as Exhibit 4 to FelCor's Registration
                           Statement on Form S-8 (File No. 333-69869) and incorporated herein by reference).

         10.9        -     1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor's Registration
                           Statement on Form S-8 (File No. 333-66041) and incorporated herein by reference).


         10.10       -     Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to
                           FelCor's Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement
                           (File No. 333-50509) and incorporated herein by reference).

         10.11       -     Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit
                           99.2 to FelCor's Post-Effective Amendment on Form S-3 to Form S-4 Registration
                           Statement (File No. 333-50509) and incorporated herein by reference).

         10.12       -     Form of Severance Agreement for executive officers and certain key employees of FelCor
                           (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

         10.13       -     Agreement dated as of April 15, 1995 among FelCor, the Registrant, FelCor, Inc., Thomas
                           J. Corcoran, Jr. and Hervey A. Feldman relating to purchase of securities (filed as Exhibit
                           10.15 to the Registration Statement on Form S-11 (File No. 33-91870) and incorporated herein by reference).

         10.14       -     Credit Agreement dated as of February 6, 1996 by and among the Registrant, as borrower,
                           Holdings and FelCor, as guarantors, and Canadian Imperial Bank of Commerce, as agent
                           (filed as Exhibit 10.30 to FelCor's Form 8-K dated May 1, 1996, and incorporated herein by reference).

         10.15       -     Voting and Cooperation Agreement dated as of March 23, 1998 among Registrant, Bristol,
                           Bass America Inc., Holiday Corporation and United/Harvey Holdings, L.P. (filed as
                           Exhibit 99.7 to FelCor's Registration Statement on Form S-4 (File No. 333-50509) and
                           incorporated herein by reference).

         10.16       -     Spin-Off Agreement dated as of March 23, 1998 among Bristol, Bristol Hotel
                           Management Corporation and Bristol Hotel and Resorts, Inc., as agreed to by FelCor (filed as Exhibit 99.8 to FelCor's Registration Statement on Form S-4 (File No. 333-50509) and
                           incorporated herein by reference).

         10.17       -     Stockholders' and Registration Rights Agreement dated as of July 27, 1998 by and among
                           FelCor, Bass America, Inc., Holiday Corporation, Bass plc, United/Harvey Investors I,
                           L.P., United/Harvey Investors II, L.P., United/Harvey Investors III, L.P., United/Harvey
                           Investors IV, L.P., and United/Harvey Investors V, L.P. (filed as Exhibit 10.18 to
                           FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

         10.18       -     Fourth Amended and Restated Revolving Credit Agreement dated as of July 1, 1998 among FelCor and the Registrant, as Borrower, the Lenders party thereto, The Chase
                           Manhattan Bank, as Administrative Agent, Chase Securities, Inc. as Arranger, and
                           Bankers Trust Company, NationsBank, N.A. and Wells Fargo Bank, National Association
                           as Co-Arrangers and Documentation Agents (filed as Exhibit 10.14 to FelCor's Form 8-K dated August 10, 1998 and incorporated herein by reference).

         10.19       -     Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company, Bristol
                           Lodging Holding Company, Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders
                           (filed as Exhibit 10.10 to the Bristol Hotel Company Annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         21.1*       -     List of Subsidiaries of the Registrant.

         23.1*       -     Consent of PricewaterhouseCoopers LLP

         27*         -     Financial Data Schedule.


---------------------------

         *   Filed herewith.