Form 10-Q
period 1999-06-30
FELCOR LODGING L P
filed 1999-08-16
CIK 1048789

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

 /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX




                                                                                                   PAGE
                                                                                                   ----
                                   PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................................     3
         FELCOR LODGING LIMITED PARTNERSHIP
            Consolidated Balance Sheets - June 30, 1999 (Unaudited)
                 and December 31, 1998..........................................................     3
            Consolidated Statements of Operations -- For the Three and Six Months
                 Ended June 30, 1999 and 1998 (Unaudited).......................................     4
            Consolidated Statements of Cash Flows -- For the Six Months
                 Ended June 30, 1999 and 1998 (Unaudited).......................................     5
            Notes to Consolidated Financial Statements..........................................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    13
            General/Second Quarter Highlights...................................................    13
            Results of Operations...............................................................    13
            Liquidity and Capital Resources.....................................................    21
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................    24

                                     PART II. -- OTHER INFORMATION

Item 5.  Other Information......................................................................    25
Item 6.  Exhibits and Reports on Form 8-K.......................................................    25

SIGNATURE.......................................................................................    27

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1999             1998
                                                                                   ------------     ------------
                                                                                   (UNAUDITED)
                                                ASSETS

Investment in hotels, net of accumulated depreciation of $251,924
   at June 30, 1999 and $178,072 at December 31, 1998 ........................     $  4,037,959     $  3,955,582
Investment in unconsolidated entities ........................................          138,554          148,065
Cash and cash equivalents ....................................................           50,569           34,692
Due from Lessees .............................................................           32,324           18,968
Deferred expenses, net of accumulated amortization of $3,026
   at June 30, 1999 and $2,096 at December 31, 1998 ..........................           13,163           10,041
Other assets .................................................................            8,057            8,035
                                                                                   ------------     ------------

           Total assets ......................................................     $  4,280,626     $  4,175,383
                                                                                   ============     ============

                                   LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $1,515 at June 30, 1999
   and $1,628 at December 31, 1998 ...........................................     $  1,712,540     $  1,594,734
Distributions payable ........................................................           42,549           67,262
Accrued expenses and other liabilities .......................................           78,753           57,312
Minority interest in other partnerships ......................................           51,728           51,105
                                                                                   ------------     ------------
           Total liabilities .................................................        1,885,570        1,770,413
                                                                                   ------------     ------------

Commitments and contingencies (Notes 3 and 5)

Redeemable units at redemption value .........................................           61,984           67,595
Preferred units:
   Series A Cumulative Preferred Units, 6,050 units issued and outstanding ...          151,250          151,250
   Series B Redeemable Preferred Units, 58 units issued and outstanding ......          143,750          143,750
Partners' Capital ............................................................        2,038,072        2,042,375
                                                                                   ------------     ------------
           Total liabilities and partners' capital ...........................     $  4,280,626     $  4,175,383
                                                                                   ============     ============




        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       ------------------------      ------------------------
                                                         1999           1998           1999           1998
                                                       ---------      ---------      ---------      ---------
Revenues:
  Percentage lease revenue .......................     $ 131,891      $  62,793      $ 256,882      $ 118,853
  Equity in income from unconsolidated entities ..         2,591          2,689          3,837          3,982
  Other revenue ..................................           705          1,920          1,385          2,095
                                                       ---------      ---------      ---------      ---------
           Total revenues ........................       135,187         67,402        262,104        124,930
                                                       ---------      ---------      ---------      ---------

Expenses:
  General and administrative .....................         2,509          1,375          4,753          2,574
  Depreciation ...................................        37,737         17,429         74,162         33,316
  Taxes, insurance, and other ....................        19,904          7,568         40,857         14,838
  Interest expense ...............................        30,750         13,795         59,172         23,526
  Minority interest in other partnerships ........           833            291          1,639            482
                                                       ---------      ---------      ---------      ---------
           Total expenses ........................        91,733         40,458        180,583         74,736
                                                       ---------      ---------      ---------      ---------

Income before extraordinary charge ...............        43,454         26,944         81,521         50,194
Extraordinary charge from write off of deferred
   financing fees ................................         1,113                         1,113            556
                                                       ---------      ---------      ---------      ---------
Net income .......................................        42,341         26,944         80,408         49,638
Preferred distributions ..........................         6,184          4,854         12,368          7,803
                                                       ---------      ---------      ---------      ---------

Income applicable to unitholders .................     $  36,157      $  22,090      $  68,040      $  41,835
                                                       =========      =========      =========      =========

Per unit data:
Basic:
  Income applicable to unitholders before
       extraordinary charge ......................     $    0.53      $    0.56      $    0.98      $    1.07
  Extraordinary charge ...........................         (0.02)                        (0.02)         (0.01)
                                                       ---------      ---------      ---------      ---------
  Net income applicable to unitholders ...........     $    0.51      $    0.56      $    0.96      $    1.06
                                                       =========      =========      =========      =========
  Weighted average units outstanding .............        71,000         39,567         70,998         39,546
                                                       =========      =========      =========      =========

Diluted:
  Income applicable to unitholders before
       extraordinary charge ......................     $    0.53      $    0.55      $    0.97      $    1.06
  Extraordinary charge ...........................         (0.02)                        (0.02)         (0.01)
                                                       ---------      ---------      ---------      ---------
  Net income applicable to unitholders ...........     $    0.51      $    0.55      $    0.95      $    1.05
                                                       =========      =========      =========      =========
  Weighted average units outstanding .............        71,338         39,882         71,334         39,883
                                                       =========      =========      =========      =========






        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                           (UNAUDITED, IN THOUSANDS)



                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             ------------------------
                                                                                               1999           1998
                                                                                             ---------      ---------
Cash flows from operating activities:
          Net income ...................................................................     $  80,408      $  49,638
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation .......................................................        74,162         33,316
                    Amortization of deferred financing fees ............................         1,303          1,256
                    Accretion of debt ..................................................          (494)
                    Amortization of unearned officers' and directors' compensation .....           350            396
                    Equity in income from unconsolidated entities ......................        (3,837)        (3,982)
                    Extraordinary charge for write off of deferred financing fees ......         1,113            556
                    Minority interest in other partnerships ............................         1,639            482
              Changes in assets and liabilities:
                    Due from Lessees ...................................................       (13,356)       (13,793)
                    Deferred financing fees ............................................        (5,538)        (3,558)
                    Other assets .......................................................        (1,140)        (8,436)
                    Accrued expenses and other liabilities .............................        15,343         11,599
                                                                                             ---------      ---------
                              Net cash flow provided by operating activities ...........       149,953         67,474
                                                                                             ---------      ---------

Cash flows used in investing activities:
          Acquisition of hotel assets ..................................................       (10,802)      (353,615)
          Acquisition of unconsolidated entities .......................................                         (418)
          Sale of hotels ...............................................................        15,091
          Bristol Interim Credit Facility ..............................................                     (120,000)
          Improvements and additions to hotels .........................................      (148,519)       (22,244)
          Cash distributions from unconsolidated entities ..............................        13,297         15,809
                                                                                             ---------      ---------
                              Net cash flow used in investing activities ...............      (130,933)      (480,468)
                                                                                             ---------      ---------

Cash flows from financing activities:
          Proceeds from borrowings .....................................................       744,000        461,000
          Repayment of borrowings ......................................................      (630,899)      (144,145)
          Proceeds from sale of preferred units ........................................                      143,750
          Costs associated with public offerings .......................................                       (4,686)
          Distributions paid to preferred unitholders ..................................       (13,619)        (7,803)
          Distributions paid to unitholders ............................................      (102,625)       (41,605)
                                                                                             ---------      ---------
                              Net cash flow provided by (used in) financing activities .        (3,143)       406,511
                                                                                             ---------      ---------

Net change in cash and cash equivalents ................................................        15,877         (6,483)
Cash and cash equivalents at beginning of periods ......................................        34,692         17,543
                                                                                             ---------      ---------
Cash and cash equivalents at end of periods ............................................     $  50,569      $  11,060
                                                                                             =========      =========

Supplemental cash flow information --
          Interest paid ................................................................     $  55,549      $  22,226
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

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SECOND QUARTER HIGHLIGHTS

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company"), at June 30, 1999, owned interests in 187 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), one of the nation's largest hotel real estate investment trusts ("REIT"). At June 30, 1999, FelCor owned a greater than 95% equity interest in the Company. The Company owns 100% interests in 163 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 15 hotels.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table presents the Hotels, by brand, operated by each of the Company's Lessees at June 30, 1999:

                         BRAND                               DJONT        BRISTOL         TOTAL
                         -----                               -----        -------         -----
Embassy Suites                                                   58                          58
Holiday Inn                                                                   45             45
Doubletree and Doubletree Guest Suites(R)                        16                          16
Crowne Plaza and Crowne Plaza Suites(R)                                       17             17
Holiday Inn Select(R)                                                         10             10
Sheraton(R)and Sheraton Suites(R)                                 9                           9
Hampton Inn(R)                                                                 9              9
Holiday Inn Express(R)                                                         5              5
Fairfield Inn(R)                                                               5              5
Harvey Hotel(R)                                                                4              4
Independent                                                       1            2              3
Courtyard by Marriott(R)                                                       2              2
Four Points by Sheraton(R)                                                     1              1
Hilton Suites(R)                                                  1                           1
Homewood Suites(R)                                                             1              1
Westin(R)                                                         1                           1
                                                               ----        -----          -----
         Total Hotels                                            86          101            187
                                                               ====        =====          =====

         The Hotels are located in the United States (34 states) and Canada, with 79 hotels in California, Florida and Texas. The following table provides information regarding the net acquisition of hotels through June 30, 1999:

                                                             NET HOTELS
                                                         ACQUIRED/(DISPOSED)
                                                         -------------------
1994                                                               7
1995                                                              13
1996                                                              23
1997                                                              30
1998                                                             120
FIRST QUARTER 1999                                                (4)
SECOND QUARTER 1999                                               (2)
                                                                ----
                                                                 187
                                                                ====

         At June 30, 1999 the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), 100 of the Hotels to Bristol Hotels & Resorts or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). One hotel, managed by Bristol, was not leased.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SECOND QUARTER HIGHLIGHTS (CONTINUED)

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

         Bristol leases and manages 100 Hotels and manages one hotel which operates without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

         A brief discussion of the second quarter 1999 highlights follows:

         o Completed renovations at 20 hotels at a total project cost of $123.6 million.

         o   Ten additional hotels were undergoing renovation.

         o Capital expenditures to the Hotel portfolio per the Company's renovation and redevelopment program totaled $56 million in addition to $11 million of routine capital replacements and improvements.

         o Raised $550 million of new long term debt (five and ten year maturities), which was used to prepay the $250 million term loan due December 31, 1999, and initially to reduce outstanding borrowings under the Company's Line of Credit. An extraordinary charge of $1.1 million was incurred for the early retirement of the $250 million term loan.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and DJONT included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Company for the unaudited periods.

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At June 30, 1999, the Company owned 50% interests in separate entities owning 15 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that is developing condominiums for sale and owns a recently completed hotel annex. The Company accounts for its investments in these unconsolidated entities under the equity method.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENT IN UNCONSOLIDATED ENTITIES (CONTINUED)

         Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                       JUNE 30,        DECEMBER 31,
                                                                         1999             1998
                                                                     ------------     ------------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation .....     $    269,123     $    269,881
     Non-recourse mortgage debt ................................     $    196,462     $    176,755
     Equity ....................................................     $     93,524     $    105,347

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          --------------------------      --------------------------
                                                             1999            1998            1999            1998
                                                          ----------      ----------      ----------      ----------
Statements of Operations Information:
     Percentage lease revenue .......................     $   14,399      $   14,222      $   26,970      $   26,569
     Other income ...................................          2,738             954           4,327           1,114
                                                          ----------      ----------      ----------      ----------
              Total revenue .........................         17,137          15,176          31,297          27,683
                                                          ----------      ----------      ----------      ----------
     Expenses:
          Depreciation ..............................          4,629           4,278           9,508           8,543
          Taxes, insurance, and other ...............          2,682           1,594           5,024           3,160
          Interest expense ..........................          3,468           3,095           6,687           6,354
                                                          ----------      ----------      ----------      ----------
              Total expenses ........................         10,779           8,967          21,219          18,057
                                                          ----------      ----------      ----------      ----------

     Net income .....................................     $    6,358      $    6,209      $   10,078      $    9,626
                                                          ==========      ==========      ==========      ==========

     Net income attributable to the Company .........     $    3,127      $    3,105      $    4,908      $    4,813
     Amortization of cost in excess of book value ...           (536)           (416)         (1,071)           (831)
                                                          ----------      ----------      ----------      ----------
     Equity in income from unconsolidated entities ..     $    2,591      $    2,689      $    3,837      $    3,982
                                                          ==========      ==========      ==========      ==========

3.       DEBT

         On April 1, 1999, the Company closed a five-year, $375 million term loan (the "Senior Term Loan"). The Senior Term Loan is collateralized by FelCor's stock and partnership interests in certain subsidiaries of the Company and bears interest at 250 basis points over LIBOR (30-day LIBOR at June 30, 1999, was 5.24%). The financial covenants in the Senior Term Loan are consistent with those in the Company's existing Line of Credit. In connection with this transaction, the Company's $850 million Line of Credit and existing seven and 10-year publicly-traded term notes were equally and ratably collateralized by the same collateral as the Senior Term Loan. If the Company achieves investment grade credit ratings from the applicable rating agencies, the stock and partnership interest collateral will be released. The proceeds of the Senior Term Loan were used to prepay the $250 million term loan, which was to mature on December 31, 1999 and initially to reduce borrowings under the Company's Line of Credit.

         On April 1, 1999, the Company also closed a 10-year, $100 million mortgage loan (the "April 1999 First Mortgage Term Loan"). The April 1999 First Mortgage Term Loan is non-recourse (with certain exceptions), is collateralized by seven Embassy Suites hotels, carries a fixed rate coupon of 7.54%, matures in April 2009 and amortizes over 25 years. The proceeds from this loan were used initially to reduce outstanding borrowings under the Company's Line of Credit.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT (CONTINUED)

         On May 13, 1999, the Company closed a 10-year, $75 million mortgage loan (the "May 1999 First Mortgage Term Loan"). This loan is non-recourse (with certain exceptions), is collateralized by six Embassy Suites hotels, carries a fixed rate coupon of 7.55%, matures in June 2009 and amortizes over 25 years. The proceeds from this loan were used initially to reduce outstanding borrowings under the Company's Line of Credit

         Debt at June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                                                 OUTSTANDING BALANCE
                                                                                       -------------------------------------
                                          INTEREST RATE            MATURITY DATE       JUNE 30, 1999       DECEMBER 31, 1998
                                          -------------            -------------       -------------       -----------------
FLOATING RATE DEBT:
  Line of Credit                    LIBOR + 150bps              June 2001               $   347,000           $   411,000
  Term Loan                         LIBOR + 150bps              December 1999                                     250,000
  Senior Term Loan                  LIBOR + 250bps              March 2004                  250,000
  Mortgage debt                     LIBOR + 200bps              February 2003                62,851
  Other                             Up to LIBOR + 200bps        Various                      24,400                34,750
                                                                                        -----------           -----------
Total floating rate debt                                                                    684,251               695,750
                                                                                        -----------           -----------

FIXED RATE DEBT:

  Line of credit - swapped                    7.24%             June 2001                   200,000               325,000
  Publicly-traded term notes                  7.38%             October 2004                174,313               174,249
  Publicly-traded term notes                  7.63%             October 2007                124,172               124,122
  Mortgage debt                               7.24%             November 2007               143,675               145,062
  Senior Term Loan - swapped                  8.30%             March 2004                  125,000
  Mortgage debt                               6.97%             December 2002                                      43,836
  Mortgage debt                               7.54%             April 2009                   99,773
  Mortgage debt                               7.55%             June 2009                    75,000
  Other                                   6.96% - 7.23%         2000 - 2005                  86,356                86,715
                                                                                        -----------           -----------
Total fixed rate debt                                                                     1,028,289               898,984
                                                                                        -----------           -----------
          Total Consolidated Debt                                                       $ 1,712,540           $ 1,594,734
                                                                                        ===========           ===========

         A portion of the Company's Line of Credit and Senior Term Loan is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit and Senior Term Loan to a fixed rate.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At June 30, 1999, the Company was in compliance with all such covenants.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT (CONTINUED)

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         Future scheduled debt principal payments at June 30, 1999 are as follows (in thousands):

         YEAR
         ----
Remainder of 1999                                           $     8,514
2000                                                             31,979
2001                                                            566,629
2002                                                              9,590
2003                                                             91,212
2004 and thereafter                                           1,006,131
                                                            -----------
                                                              1,714,055
Discount accretion over term                                     (1,515)
                                                            -----------
                                                            $ 1,712,540
                                                            ===========

4.       TAXES, INSURANCE, AND OTHER

         Taxes, insurance, and other is comprised of the following for the six months ended June 30, 1999 and 1998 (in thousands):

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                        -----------------------     -----------------------
                                                          1999          1998          1999          1998
                                                        ---------     ---------     ---------     ---------
Real estate and personal property taxes ...........     $  13,603     $   6,456     $  28,623     $  13,023
Property insurance ................................           875           293         1,728           545
Land lease expense ................................         4,479           579         8,485           805
State franchise taxes and Canadian income tax .....           947           240         2,021           465
                                                        ---------     ---------     ---------     ---------
         Total taxes, insurance, and other ........     $  19,904     $   7,568     $  40,857     $  14,838
                                                        =========     =========     =========     =========

5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company is to receive rental income from the Lessees under the Percentage Leases which expire in 2002 (six hotels), 2003 (three hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (15 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancellable operating leases at June 30, 1999 is as follows (in thousands):

                                          DJONT         BRISTOL         TOTAL
                                        ----------     ----------     ----------
Remainder of 1999 .................     $   69,594     $   77,787     $  147,381
2000 ..............................        140,749        180,055        320,804
2001 ..............................        144,123        180,076        324,199
2002 ..............................        144,480        180,049        324,529
2003 ..............................        130,445        177,302        307,747
2004 and thereafter ...............        519,383        820,168      1,339,551
                                        ----------     ----------     ----------
                                        $1,148,774     $1,615,437     $2,764,211
                                        ==========     ==========     ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS (CONTINUED)

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at June 30, 1999.

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

         Bristol serves as both the lessee and manager of 100 Hotels leased to it by the Company at June 30, 1999 and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") for the benefit of the Company in the original amount of $20 million that is required to be maintained until July 27, 1999. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and at June 30, 1999, was in the amount of $9.1 million. According to Bristol's financial statements filed with the SEC, for the three and six months ending June 30, 1999 Bristol had net income of $4.5 million and $5.6 million, respectively, and at June 30, 1999 had stockholders' equity of $41.2 million.

         Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH and that files its financial statements with the SEC in accordance with the Securities and Exchange Act of 1934.

         The Company has a Renovation and Redevelopment Program for the Hotels and presently expects approximately $160 million to be invested during 1999 under this program, which may be funded from cash on hand or borrowings under its Line of Credit. Through the six months ending June 30, 1999 the Company has spent approximately $129 million under the Renovation and Redevelopment program.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the first six months of 1999, the Company purchased the land related to three hotels which were previously leased under long term land leases for an aggregate purchase price of $19.8 million as follows (in thousands):

Assets acquired.................................................         $19,776
Debt assumed....................................................          (7,800)
Operating Partnership units issued..............................          (1,174)
                                                                         -------
     Net cash paid by the Company...............................         $10,802
                                                                         =======

         The debt assumed was paid off immediately after the purchase.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Segment Information

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at June 30, 1999 were DJONT and Bristol. Prior to July 28, 1998 (the date of the Bristol Merger) the Company had only one Lessee, DJONT. Accordingly, segment information is not disclosed for the six months ended June 30, 1998.

         The following table presents information for the reportable segments for the six months ended June 30, 1999 (in thousands):

                                                                                                CORPORATE
                                                                                   SEGMENT     NOT ALLOCABLE    CONSOLIDATED
                                                    DJONT          BRISTOL          TOTAL       TO SEGMENTS        TOTAL
                                                  ----------      ----------      ----------   -------------    ------------
Statements of Operations Information:
Revenues:
   Percentage lease revenue .................     $  143,496      $  113,386      $  256,882                     $  256,882
   Equity in income from unconsolidated
    entities ................................          3,302             535           3,837                          3,837
   Other revenue ............................            103             831             934     $      451           1,385
                                                  ----------      ----------      ----------     ----------      ----------
             Total revenues .................        146,901         114,752         261,653            451         262,104
                                                  ----------      ----------      ----------     ----------      ----------

Expenses:
   General and administrative ...............                                                         4,753           4,753
   Depreciation .............................         39,983          34,179          74,162                         74,162
   Taxes, insurance, and other ..............         18,079          22,778          40,857                         40,857
   Interest expense .........................                                                        59,172          59,172
   Minority interest in other partnerships ..          1,639                           1,639                          1,639
                                                  ----------      ----------      ----------     ----------      ----------
             Total expenses .................         59,701          56,957         116,658         63,925         180,583
                                                  ----------      ----------      ----------     ----------      ----------

Income before extraordinary charge ..........     $   87,200      $   57,795      $  144,995     $  (63,474)     $   81,521
                                                  ==========      ==========      ==========     ==========      ==========

Funds From Operations:
Income before extraordinary charge ..........     $   87,200      $   57,795      $  144,995     $  (63,474)     $   81,521
Series B preferred distributions ............                                                        (6,469)         (6,469)
Depreciation ................................         39,983          34,179          74,162                         74,162
Depreciation for unconsolidated entities ....          4,644             374           5,018                          5,018
                                                  ----------      ----------      ----------     ----------      ----------
Funds from operations .......................     $  131,827      $   92,348      $  224,175     $  (69,943)     $  154,232
                                                  ==========      ==========      ==========     ==========      ==========
Weighted average units outstanding (1) ......                                                                        76,008
                                                                                                                 ==========


     (1) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

SECOND QUARTER HIGHLIGHTS:

         FINANCIAL PERFORMANCE:

              o    Revenues increased 101%
              o    EBITDA increased 87% and EBITDA per share increased 10%
              o    Funds From Operations ("FFO") per diluted unit increased 5.0%
              o Total portfolio (184 hotels) revenue per available room ("RevPAR") increased 1.3% and comparable hotels (134 hotels) RevPAR increased 0.3%
              o Crowne Plaza(R) non-comparable hotels (10 hotels) RevPAR increased 22.6%
              o Holiday-branded comparable hotels (37 hotels) RevPAR increased 1.8%
              o Doubletree-branded comparable hotels (15 hotels) RevPAR increased 3.2%
              o Sold two non-strategic hotels for an aggregate sales price of $5.4 million

         HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING:

              o    Completed renovations at 20 hotels totaling $123.6 million
              o    Ten additional hotels were undergoing renovation
              o Capital expenditures to the hotel portfolio totaled $67 million
              o    Approximately 2.5% of room nights were out-of-service
              o    Six hotels were rebranded:

NEW BRAND                          PRIOR BRAND                    Location
---------                          -----------                    --------
Embassy Suites(R)                  Doubletree Guest Suites(R)     Dallas, Texas
Beaver Creek Lodge                 Embassy Suites                 Beaver Creek, Colorado
Crowne Plaza                       Holiday Inn Select(R)          Irvine, California
Crowne Plaza                       Holiday Inn(R)                 San Jose, California
Crowne Plaza                       Independent                    Chicago, Illinois
Doubletree(R)                      Radisson(R)                    Wilmington, Delaware

         CAPITALIZATION:

              o Raised $550 million of new long term debt (five and ten year), paid off its $250 million term loan maturing December 31, 1999, and reduced outstanding borrowings under Company's Line of Credit. An extraordinary charge of $1.1 million was recognized for the early extinguishment of the $250 million term loan.

RESULTS OF OPERATIONS

The Company

     Six Months Ended June 30, 1999 and 1998

         For the six months ended June 30, 1999 and 1998, the Company had revenues of $262.1 million and $124.9 million, respectively, consisting primarily of Percentage Lease revenues of $256.9 million and $118.9 million, respectively. The increase in total revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 additional hotels since June 30, 1998, including 101 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Additionally, those hotels owned at both June 30, 1999 and 1998 recorded an increase in Percentage Lease revenues of $2.0 million or 1.4%.

         The Company generally seeks to improve those of its hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding. However, during the course of such improvements hotel revenue performance is often adversely affected by such temporary factors as rooms and suites out of service and disruptions of hotel operations. (A more detailed discussion of hotel room and suite revenue is contained in "The Hotels" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $105.9 million in the six months ended June 30, 1999, from $74.7 million to $180.6 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired in 1998 through the Bristol Merger. Total expenses as a percentage of total revenue increased to 68.9% for the six months ended June 30, 1999, from 59.8% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue, are: depreciation; taxes, insurance, and other; and interest expense.

         Depreciation increased as a percentage of total revenue to 28.3% in the six months ended June 30, 1999, from 26.7% in the six months ended June 30, 1998. The relative increase in depreciation expense is primarily attributed to capital improvements made under the Company's renovation, redevelopment and rebranding program. Renovations totaling $147.4 million were completed at 26 hotels that were placed back into full service during the six months.

         Taxes, insurance, and other increased $26.0 million primarily as a result of the increased number of hotels owned. As a percentage of total revenue, taxes, insurance, and other increased from 11.9% to 15.6%. The majority of the increase, as a percentage of total revenue, is attributed to land lease expenses, which represent 3.2% of total revenue in 1999 but only 0.6% in 1998. Land lease expenses, as a percentage of total revenue, increased because of the greater number of hotels subject to land leases acquired through the Bristol Merger. The remaining increase in taxes, insurance, and other, as a percentage of total revenue, is related primarily to increased property taxes resulting from property tax reassessments.

         Interest expense increased, as a percentage of total revenue, to 22.6% in the six months ended June 30, 1999, from 18.8% in the six months ended June 30, 1998. This increase in interest expense is attributed to the increased use of debt to finance acquisitions and renovations and the assumption of debt related to the more highly leveraged Bristol assets. Debt, as a percentage of total assets, increased from 36% at June 30, 1998 to 40% at June 30, 1999.

     Three Months Ended June 30, 1999 and 1998

         For the three months ended June 30, 1999 and 1998, the Company had revenues of $135.2 million and $67.4 million, respectively, consisting primarily of Percentage Lease revenues of $131.9 million and $62.8 million, respectively. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 additional hotels since June 30, 1998, including 101 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Those hotels owned at both June 30, 1999 and 1998, recorded a slight increase in Percentage Lease revenues of $28,000 for the three months ended June 30, 1999 versus 1998.

         Total expenses increased $51.2 million in the three months ended June 30, 1999, from $40.5 million to $91.7 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired in 1998 through the Bristol Merger. Total expenses as a percentage of total revenue increased to 67.9% for the three months ended June 30, 1999, from 60.0% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue are: depreciation; taxes, insurance, and other; and interest expense.

         Depreciation increased as a percentage of total revenue to 27.9% in the three months ended June 30, 1999, from 25.9% in the three months ended June 30, 1998. The relative increase in depreciation expense is primarily attributed to capital improvements made under the Company's renovation, redevelopment and rebranding program. Renovations totaling $123.6 million were completed at 20 hotels that were placed back into full service during the quarter.

         Taxes, insurance, and other, as a percentage of total revenue, increased from 11.2% to 14.7% in the three months ended June 30, 1999, as compared to the same quarterly period in 1998. The majority of the increase, as a percentage of total revenue, is attributed to land lease expenses, which represented 3.3% of total revenue in 1999, but only 0.9% in 1998. Land lease expenses as a percentage of total revenue, increased because of the greater number of hotels subject to land leases that were acquired through the Bristol Merger. The remaining increase in taxes, insurance, and other, as a percentage of total revenue, is related primarily to increased property taxes resulting from property tax reassessments.

         Interest expense increased, as a percentage of total revenue, to 22.7% in the three months ended June 30, 1999, from 20.5% in the three months ended June 30, 1998. This increase is attributed to the increased use of debt to finance acquisitions and renovations and the assumption of debt related to the more highly leveraged Bristol assets. Debt, as a percentage of total assets, increased from 36% at June 30, 1998 to 40% at June 30, 1999.

Funds From Operations

         The Company and FelCor consider Funds From Operations to be a key measure of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's and FelCor's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor does it necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details the computation of Funds From Operations (in thousands):

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                      ------------------------      ------------------------
                                                        1999           1998           1999           1998
                                                      ---------      ---------      ---------      ---------
FUNDS FROM OPERATIONS (FFO):
   Net income ...................................     $  42,341      $  26,944      $  80,408      $  49,638
      Series B preferred distributions ..........        (3,234)        (1,905)        (6,469)        (1,905)
      Extraordinary charge from write off
           of deferred financing fees ...........         1,113          1,113            556
      Depreciation ..............................        37,737         17,429         74,162         33,316
      Depreciation for unconsolidated entities ..         2,426          2,555          5,018          5,103
                                                      ---------      ---------      ---------      ---------
   FFO ..........................................     $  80,383      $  45,023      $ 154,232      $  86,708
                                                      =========      =========      =========      =========

   Weighted average units outstanding ...........        76,029         44,572         76,008         44,573
                                                      =========      =========      =========      =========

        Included in the FFO computed above is the Company's share of FFO from its interests in separate entities owning 15 hotels, a condominium management company and an entity that develops condominiums for sale and owns a hotel annex. The FFO contribution from these unconsolidated entities is derived as follows (in thousands):

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                 ----------------------      ----------------------
                                                                   1999          1998          1999          1998
                                                                 --------      --------      --------      --------
STATEMENTS OF OPERATIONS INFORMATION:
     Percentage lease revenue ..............................     $ 14,399      $ 14,222      $ 26,970      $ 26,569
     Other income ..........................................        2,738           954         4,327         1,114
                                                                 --------      --------      --------      --------
             Total revenue .................................       17,137        15,176        31,297        27,683
                                                                 --------      --------      --------      --------
     Expenses:
          Depreciation .....................................        4,629         4,278         9,508         8,543
          Taxes, insurance, and other ......................        2,682         1,594         5,024         3,160
          Interest expense .................................        3,468         3,095         6,687         6,354
                                                                 --------      --------      --------      --------
             Total expenses ................................       10,779         8,967        21,219        18,057
                                                                 --------      --------      --------      --------

     Net income ............................................     $  6,358      $  6,209      $ 10,078      $  9,626
                                                                 ========      ========      ========      ========

     Percentage of net income attributable to the Company ..     $  3,127      $  3,105      $  4,908      $  4,813
     Amortization of cost in excess of book value ..........         (536)         (416)       (1,071)         (831)
                                                                 --------      --------      --------      --------
     Equity in income from unconsolidated entities .........        2,591         2,689         3,837         3,982
     Depreciation ..........................................        2,372         2,139         4,890         4,271
     Amortization of cost in excess of book value ..........          536           416         1,071           831
                                                                 --------      --------      --------      --------
     FFO from unconsolidated entities ......................     $  5,497      $  5,244      $  9,798      $  9,084
                                                                 ========      ========      ========      ========

The Hotels

        Upscale and full service hotels, like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, Sheraton(R) and Sheraton Suites(R), and Westin(R), are expected to account for approximately 97% of Percentage Lease revenue in 1999. The following tables set forth historical occupancy, average daily rate ("ADR") and RevPAR at June 30, 1999 and 1998, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at June 30, 1999. This information is presented regardless of the date of acquisition.

COMPARABLE HOTELS (A)

                                               SECOND QUARTER 1999                         YEAR TO DATE 1999
                                         ---------------------------------          --------------------------------
                                         OCCUPANCY        ADR       REVPAR          OCCUPANCY       ADR       REVPAR
                                         ---------        ---       ------          ---------       ---       ------
Original                                   75.3%        $115.41     $86.89            72.9%       $117.36     $85.51
CSS Hotels                                 75.1          123.09      92.48            75.5         129.52      97.84
1996 Acquisitions                          75.4          129.99      98.07            73.7         130.67      96.36
1997 Acquisitions                          74.8          114.37      85.56            73.7         119.37      88.01
1998 Acquisitions                          68.7           96.74      66.43            73.9         102.74      75.95
Total DJONT Comparable Hotels              74.9          119.00      89.13            74.1         124.01      91.93


Total Bristol Comparable Hotels            70.7           83.90      59.33            67.4          81.00      54.56


            Total Comparable Hotels        72.9%        $102.81     $74.96            70.9%       $104.64     $74.21

                                               SECOND QUARTER 1998                         YEAR TO DATE 1998
                                         ---------------------------------          --------------------------------
                                         OCCUPANCY        ADR       REVPAR          OCCUPANCY       ADR       REVPAR
                                         ---------        ---       ------          ---------       ---       ------
Original Hotels                            76.9%        $115.35     $88.72            75.0%       $116.01     $86.99
CSS Hotels                                 75.6          123.71      93.46            75.2         128.27      96.45
1996 Acquisitions                          77.4          127.31      98.48            74.7         127.91      95.58
1997 Acquisitions                          75.0          111.55      83.63            73.7         117.63      86.28
1998 Acquisitions                          69.9           93.52      65.41            66.3         100.15      66.39
Total DJONT Comparable Hotels              75.7          117.61      89.01            74.4         122.16      90.94

Total Bristol Comparable Hotels            72.4           81.63      59.08            69.3          79.12      54.85

         Total Comparable Hotels           74.1%        $100.85     $74.74            72.0%       $102.46     $73.78

                                             CHANGE FROM PRIOR PERIOD                   CHANGE FROM PRIOR PERIOD
                                         2ND QTR. 1999 VS. 2ND QTR. 1998               1999 vs. 1998 Year to Date
                                         ---------------------------------          --------------------------------
                                         OCCUPANCY        ADR       REVPAR          OCCUPANCY       ADR       REVPAR
                                         ---------        ---       ------          ---------       ---       ------
Original Hotels                           (1.6) pts      0.1%        (2.1)%         (2.1) pts     1.2%      (1.7)%
CSS Hotels                                (0.5)         (0.5)        (1.1)           0.3          1.0        1.4
1996 Acquisitions                         (2.0)          2.1         (0.4)          (1.0)         2.2        0.8
1997 Acquisitions                         (0.2)          2.5          2.3                         1.9        2.0
1998 Acquisitions                         (1.2)          3.4          1.6            7.6          2.6       14.4
Total DJONT Comparable Hotels             (0.8)          1.2          0.1           (0.3)         1.5        1.1

Total Bristol Comparable Hotels           (1.7)          2.8          0.4           (1.9)         2.4       (0.5)

         Total Comparable Hotels          (1.2) pts      1.9%         0.3%          (1.1) pts     2.1%       0.6%

(A) DJONT Comparable Hotels includes 71 and 64 hotels, and Bristol Comparable Hotels includes 63 and 57 hotels, in the second quarter and year to date, respectively, which were not undergoing redevelopment in either the 1999 or 1998 periods reported.

NON-COMPARABLE HOTELS  (B)

                                                SECOND QUARTER 1999                YEAR TO DATE 1999
                                         -------------------------------    ------------------------------
                                         OCCUPANCY      ADR       REVPAR    OCCUPANCY     ADR       REVPAR
                                         ---------   ---------    ------    ---------   ---------   ------
DJONT Non-comparable Hotels               67.2%      $ 108.30     $72.77      67.5%     $ 108.16    $73.02
Bristol Non-comparable Hotels             67.6%      $  91.60     $61.93      66.1%     $  93.73    $62.00
   Total Non-comparable  Hotels           67.5%      $  96.17     $64.91      66.6%     $  98.54    $65.62

                                           SECOND QUARTER 1998                       YEAR TO DATE 1998
                                     ---------------------------------      -----------------------------------
                                     OCCUPANCY      ADR        REVPAR       OCCUPANCY       ADR        REVPAR
                                     ---------   ---------    --------      ---------    --------     ---------
DJONT Non-comparable Hotels            73.4%     $ 105.66     $  77.54         72.3%     $ 105.39     $  76.24
Bristol Non-comparable Hotels          68.8%     $  82.60     $  56.82         68.1%     $  84.57     $  57.58
   Total Non-comparable Hotels         70.1%     $  89.21     $  62.49         69.5%     $  91.65     $  63.68

                                            CHANGE FROM PRIOR PERIOD            CHANGE FROM PRIOR PERIOD
                                         2ND QTR. 1999 VS. 2ND QTR. 1998       1999 VS. 1998 YEAR TO DATE
                                         -------------------------------      ----------------------------
                                         OCCUPANCY     ADR        REVPAR      OCCUPANCY     ADR     RevPAR
                                         ---------     ---        ------      ---------     ---     ------
DJONT Non-comparable Hotels              (6.2)pts      2.5%       (6.2)%      (4.8) pts     2.6%    (4.2)%
Bristol Non-comparable Hotels            (1.2)pts     10.9%        9.0 %      (2.0) pts    10.8%     7.7%
   Total Non-comparable Hotels           (2.6)pts      7.8%        3.9 %      (2.9) pts     7.5%     3.1%

     (B) DJONT Non-comparable Hotels includes 15 and 22 hotels and Bristol Non-comparable Hotels includes 35 and 40 hotels, in the second quarter and year to date, respectively, undergoing redevelopment in either the 1999 or 1998 periods reported. The Bristol Non-comparable Hotels excludes two and three hotels closed during renovation in the second quarter and year to date, respectively, and one hotel that was targeted for sale during both the periods reported.

ALL HOTELS (C)

                                      SECOND QUARTER 1999                       YEAR TO DATE 1999
                              -----------------------------------       ------------------------------------
                              OCCUPANCY      ADR         REVPAR         OCCUPANCY       ADR         RevPAR
                              ---------   ---------     ---------       ---------    ---------     ---------
Comparable Hotels               72.9%     $  102.81     $   74.96          70.9%     $  104.64     $   74.21
Non-comparable Hotels           67.5%     $   96.17     $   64.91          66.6%     $   98.54     $   65.62
          Total Hotels          71.2%     $  100.82     $   71.78          69.2%     $  102.36     $   70.88

                                     SECOND QUARTER 1998                         YEAR TO DATE 1998
                              -----------------------------------       ------------------------------------
                              OCCUPANCY      ADR         REVPAR         OCCUPANCY       ADR         RevPAR
                              ---------   ---------     ---------       ---------    ---------     ---------
Comparable Hotels               74.1%     $  100.85     $   74.74          72.0%     $  102.46     $   73.78
Non-comparable Hotels           70.1%     $   89.21     $   62.49          69.5%     $   91.65     $   63.68
          Total Hotels          72.8%     $   97.31     $   70.87          71.0%     $   98.36     $   69.86

                                   CHANGE FROM PRIOR PERIOD                   CHANGE FROM PRIOR PERIOD
                                2ND QTR. 1999 VS. 2ND QTR. 1998              1999 VS. 1998 YEAR TO DATE
                              -----------------------------------       ------------------------------------
                              OCCUPANCY      ADR         REVPAR         OCCUPANCY       ADR         RevPAR
                              ---------   ---------     ---------       ---------    ---------     ---------
Comparable Hotels             (1.2)pts       1.9%           0.3%        (1.1) pts       2.1%          0.6%
Non-comparable Hotels         (2.6)pts       7.8%           3.9%        (2.9) pts       7.5%          3.1%
          Total Hotels        (1.6)pts       3.6%           1.3%        (1.8) pts       4.1%          1.5%

     (C) Excludes two and three hotels closed during renovation in the second quarter and year to date, respectively, and one hotel that was targeted for sale during both the periods reported.

Comparison of The Hotels' Operating Statistics for the Three and Six Months Ended June 30, 1999 and 1998

         For the six months ended June 30, 1999, the Company's Hotels had an average increase in RevPAR of 1.5% over the same period last year. The components of this increase were a 4.1% increase in ADR partially offset by a decrease in occupancy of 1.8 percentage points.

         The Comparable Hotels' RevPAR increased 0.6% for the six months ended June 30, 1999, as compared to the same period in 1998. This was comprised of a 2.1% increase in ADR, which was largely offset by a decrease in occupancy of 1.1 percentage points. In the first quarter of 1999 increases in RevPAR, over the same periods in 1998, were greater for each successive month, however, the second quarter did not maintain this trend. In the second quarter, the rate of RevPAR growth decreased each successive month and for the three months ended June 30, 1999, RevPAR increased only 0.3% over the same period in 1998.

         Hotels in California, Texas, Florida and Georgia accounted for approximately 54% of the Comparable Hotels' room revenues for the three months ended June 30, 1999. RevPAR changes and the percentage of the total Comparable Hotels' room revenues for the three months ended June 30, 1999, as compared to the same period in 1998, from these four states were as follows:

                                                            PERCENTAGE OF
                                                              COMPARABLE
                                                REVPAR       HOTELS' ROOM
                                                CHANGE        REVENUES
                                                ------        --------
California              (15 hotels)              2.4 %          17.3%
Texas                   (28 hotels)             (3.3)%          17.0%
Florida                 (11 hotels)              1.1 %          10.2%
Georgia                 (12 hotels)              0.6 %           9.3%

         The Company attributes the RevPAR decrease for the Texas hotels, and the moderate RevPAR growth in other markets, to the addition of new hotel rooms throughout many markets. However, nationally, hotel construction starts dropped 13% in the fourth quarter of 1998 and 10% in the first six months of 1999. If these declines in supply growth continue, along with a continuation of current demand levels, stronger RevPAR growth should be seen, beginning by the end of 1999 or during 2000.

         The Non-comparable Hotels' RevPAR increased 3.1% for the six months ended June 30, 1999, versus the same period in 1998, and increased 3.9% for the three months ended June 30, 1999 compared to 1998.

         Included in the Non-comparable Hotels for the quarter are 25 hotels which completed renovation programs in 1998 and 25 hotels undergoing renovation in 1999. RevPAR increased 16.5% in the quarter for those hotels that completed their renovation program in 1998 and RevPAR decreased 18.2% in the quarter for those hotels undergoing renovation in 1999.

         There are 12 hotels that were rebranded to Crowne Plaza hotels included in the Non-comparable Hotels for the six months ended June 30, 1999. The RevPAR for these hotels increased 19.5%, which was derived from a 12.7% increase in ADR and a 3.9 percentage point increase in occupancy.

RENOVATION, REDEVELOPMENT, AND REBRANDING

         Through June 30, 1999, the Company had spent $129 million (of a planned $160 million) on its 1999 program for the renovation, redevelopment, or rebranding of over 50 hotels. An additional $20 million of capital expenditures were made during the same period to maintain the remaining hotels in a competitive condition. In the second quarter of 1999, approximately $56 million was spent on the 1999 renovation program and $11 million was spent on other routine capital improvements. The renovation and redevelopment program for 1999 was approximately 80% complete as of the end of the second quarter. Approximately $50 million of renovations were completed at the Allerton Crowne Plaza hotel in Chicago, Illinois, which was closed during most of the first half of 1999. The remaining 1999 renovation expenditures will be used to complete the 10 projects in process at the end of the second quarter and to complete 10 additional smaller renovation projects. In 2000, the Company currently expects to spend approximately $40 million on the renovation, redevelopment and rebranding of its existing hotels.

         Thirty hotels (18 of which are Bristol-operated hotels) were undergoing renovation, redevelopment, or rebranding during the quarter, which resulted in approximately 113,000 room nights out-of-service, or approximately 2.5% of available room nights. This included 15 Holiday Inn or Holiday Inn Select, six Embassy Suites, three Doubletree, three Sheraton, and three Crowne Plaza hotels. Approximately 3.0% of available rooms were out-of-service for the first six months of 1999. Many of these projects also include renovations to the hotel's exterior, public areas, meeting spaces and restaurants, which typically have a negative impact on hotel revenues.

         Included in the 30 hotels undergoing renovation during the quarter were 20 hotels, containing approximately 5,800 rooms, where renovations were completed during the quarter. Many of these renovation projects commenced during 1998. The renovation and redevelopment expenditures on these 20 hotels totaled $123.6 million.

                       FELCOR LODGING LIMITED PARTNERSHIP
              RENOVATION PROJECTS COMPLETED IN SECOND QUARTER 1999

                                             TOTAL
          HOTEL                          RENOVATION COST              LOCATION
          -----                          ---------------              --------
                                          (IN MILLIONS)
   443-room Allerton Crowne Plaza*            $50.0           Chicago, Illinois
   335-room Crowne Plaza*                       2.9           Irvine, California
   305-room Crowne Plaza*                       7.5           San Jose, California
   248-room Doubletree                          2.6           Denver, Colorado
   138-room Doubletree Guest Suites             0.9           Dayton, Ohio
   233-room Embassy Suites                      2.2           Atlanta (Airport), Georgia
   308-room Embassy Suites*                     3.8           Dallas (Airport), Texas
   198-room Embassy Suites                      4.1           Palm Desert, California
   247-room Holiday Inn                         2.9           Amarillo, Texas
   190-room Holiday Inn                         2.6           Beaumont, Texas
   139-room Holiday Inn                         2.0           Cambridge, Ontario, Canada
   500-room Holiday Inn                        12.8           Cocoa Beach, Florida
   223-room Holiday Inn                         2.9           Columbus, Georgia
   530-room Holiday Inn                         7.8           Orlando, Florida
   155-room Holiday Inn                         1.1           Peterborough, Ontario, Canada
   364-room Holiday Inn                         7.1           Philadelphia, Pennsylvania
   210-room Holiday Inn                         1.7           Texarkana, Texas
   382-room Holiday Inn Select                  3.1           Nashville, Tennessee
   251-room Holiday Inn Select                  3.1           Pittsburgh, Pennsylvania
   397-room Holiday Inn Select                  2.5           San Antonio (Airport), Texas
------                                      -------
 5,796 rooms                                $ 123.6
======                                      =======

* Denotes those hotels which were also rebranded.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions and repayments of indebtedness, is its share of the cash flow from the Percentage Leases. For the six months ended June 30, 1999, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $150.0 million and Funds From Operations was $154.2 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         At June 30, 1999, DJONT had a cumulative shareholders' deficit of $14.5 million. The shareholders' deficit results primarily from losses incurred as a consequence of the one-time costs of the renovation, redevelopment and rebranding programs at the Hotels and the substantial number of room and suite nights lost due to renovation. Currently, management expects DJONT to be profitable for the year and it is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. It is anticipated that DJONT's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases.

         Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations when due under the respective Percentage Leases relating to a total of 34 of the Hotels.
No loans were outstanding under such agreements at June 30, 1999.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit for the benefit of the Company in the original amount of $20 million that is required to be maintained until July 27, 1999. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at June 30, 1999, was in the amount of $9.1 million. According to Bristol's financial statements filed with the SEC, for the three and six months ended June 30, 1999, Bristol had net income of $4.5 and $5.6 million, respectively, and at June 30, 1999, had stockholders' equity of $41.2 million.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of FelCor's capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes. Management is evaluating a number of potential opportunities to enhance shareholder value, which has been created by the depressed prices at which FelCor's capital stock is currently trading.

         During the second quarter, the Company completed $550 million of long-term debt financings. The proceeds from these loans were used to prepay the Company's $250 million unsecured term loan, which was to mature on December 31, 1999, and to reduce outstanding borrowings under its existing $850 million Line of Credit. These debt financings consisted of:

     o   A five-year, $375 million Senior Term Loan (LIBOR + 250 bps)
     o   A ten-year, $100 million Mortgage debt (7.54% Fixed)
     o   A ten-year, $75 million Mortgage debt (7.55% Fixed)

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At June 30, 1999, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         At June 30, 1999, the Company had $50.6 million of cash and cash equivalents and had utilized $547 million of the $850 million available under the Line of Credit. Certain significant credit and debt statistics at June 30, 1999 are as follows:

         o    Interest coverage ratio of 3.5x
         o    Total debt to annualized EBITDA of 4.2x
         o    Borrowing capacity of $303 million under the Line of Credit
         o    Consolidated debt equal to 38% of investment in hotels at cost
         o    Fixed interest rate debt equal to 62% of total debt
         o Weighted average maturity of fixed interest rate debt of approximately six years
         o    Mortgage debt to total assets of 11%
         o Debt of less than $9 million and $32 million maturing in the remainder of 1999 and 2000, respectively.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit and Senior Term Loan without an exchange of the underlying principal amount, and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at June 30, 1999, are summarized in the following table:

                                                                                  SWAP RATE
                                                                                  RECEIVED
                                    SWAP RATE               EFFECTIVE           (VARIABLE) AT           SWAP
      NOTIONAL AMOUNT             PAID (FIXED)             FIXED RATE              6/30/99            MATURITY
      ---------------             ------------             ----------             ---------         -------------
        $ 50 million                 6.111%                  7.611%                5.000%           October 1999
        $ 25 million                 5.955%                  7.455%                5.000%           November 1999
        $ 25 million                 5.558%                  7.058%                4.930%           July 2001
        $ 25 million                 5.548%                  7.048%                4.930%           July 2001
        $ 75 million                 5.555%                  7.055%                4.930%           July 2001
        $100 million                 5.796%                  8.296%                4.930%           July 2003
        $ 25 million                 5.826%                  8.326%                4.930%           July 2003
        ------------
        $325 million
        ============

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

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue, particularly during the fourth quarter, to the extent that it receives Percentage Rent. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

YEAR 2000

         The Year 2000 issue relates to computer programs that were written using two digits, rather than four, to define the applicable year. In those programs the year 2000 may be incorrectly identified as the year 1900, which could result in a system failure or miscalculation causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements, or engage in other normal business activities.

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

         The Company has spent approximately $6 million through the second quarter of 1999 to remediate Year 2000 issues and anticipates spending an additional $ 4 million to remediate all Year 2000 issues, which amount is included in the Company's 1999 capital plans. The majority of the unspent funds relate to the acquisition and systematic implementation of Year 2000 compliant computer hardware and software for the Hotels.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the

Company's current expectations are disclosed herein and in the Company's other filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, (collectively, "Cautionary Disclosures"). The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 1999.

                          PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         For information relating to asset acquisitions and certain other transactions by the Company through June 30, 1999, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit
                  Number                        Description
                  ------                        -----------

                  10.22.1 Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, L.P., payable to the order of The Prudential Insurance Company of America. (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 (the "June 1999 10-Q") and incorporated herein by reference).

                  10.22.2 Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L. P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (incorporated by reference to
                                  Exhibit 10.23 to FelCor's Form 10-Q for the quarter ended March 31, 1999).

                  10.22.3 Mortgage Loan Agreement dated as of April 1, 1999, by and between The Prudential Insurance Company of America, as Lender, and FelCor/CSS Holdings, L.P., as Borrower (filed as Exhibit
                                  10.23.3 to the June 1999 10-Q and incorporated herein by reference).

                  10.23.1 Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas Market Center), $14,000,000 (Embassy Suites-Dallas Love Field), $12,450,000 (Embassy Suites-Tempe), $11,550,000 (Embassy
                                  Suites-Anaheim), $8,900,000 (Embassy
                                  Suites-Palm Desert), $15,600,000 (Embassy
                                  Suites-Deerfield Beach) (filed as Exhibit
                                  10.24.1 to the June 1999 10-Q and incorporated herein by reference).

                  10.23.2 Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                                  Exhibit 10.24.1, also executed by FelCor/CSS
                                  Holdings, L.P. with respect to the Embassy
                                  Suites-Anaheim and Embassy Suites-

                                  Deerfield Beach, and by FelCor Lodging Limited Partnership with respect to the Embassy Suites-Palm Desert (filed as Exhibit 10.24.2 to the June 1999 10-Q and incorporated herein by reference).

                  27              Financial Data Schedule.

         (b) Reports on Form 8-K:

               Registrant did not file any reports on Form 8-K during the second quarter of 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999

                           FELCOR LODGING LIMITED PARTNERSHIP

                           By:  FelCor Lodging Trust Incorporated
                                Its General Partner




                           By:           /s/ Randall L. Churchey
                              -------------------------------------------------
                                            Randall L. Churchey
                              Senior Vice President and Chief Financial Officer
                                          (Chief Financial Officer)

                               INDEX TO EXHIBITS

                  Exhibit
                  Number                        Description
                  ------                        -----------
                  10.22.1         Promissory Note dated April 1, 1999, in the
                                  original principal amount of $100,000,000 made
                                  by FelCor/CSS Holdings, L.P., payable to the
                                  order of The Prudential Insurance Company of
                                  America. (filed as Exhibit 10.23.1 to FelCor's
                                  Form 10-Q for the quarter ended June 30, 1999
                                  (the "June 1999 10-Q") and incorporated herein
                                  by reference).

                  10.22.2         Form of Mortgage, Security Agreement and
                                  Fixture Filing by and between FelCor/CSS
                                  Holdings, L. P., as Mortgagor, and The
                                  Prudential Insurance Company of America, as
                                  Mortgagee (incorporated by reference to
                                  Exhibit 10.23 to FelCor's Form 10-Q for the quarter ended March 31, 1999).

                  10.22.3         Mortgage Loan Agreement dated as of April 1,
                                  1999, by and between The Prudential Insurance
                                  Company of America, as Lender, and FelCor/CSS
                                  Holdings, L.P., as Borrower (filed as Exhibit
                                  10.23.3 to the June 1999 10-Q and incorporated herein by reference).

                  10.23.1 Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM
                                  Holdings, L.P. payable to the order of
                                  Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas Market
                                  Center), $14,000,000 (Embassy Suites-Dallas
                                  Love Field), $12,450,000 (Embassy
                                  Suites-Tempe), $11,550,000 (Embassy
                                  Suites-Anaheim), $8,900,000 (Embassy
                                  Suites-Palm Desert), $15,600,000 (Embassy
                                  Suites-Deerfield Beach) (filed as Exhibit
                                  10.24.1 to the June 1999 10-Q and incorporated herein by reference).

                  10.23.2         Form of Deed of Trust, Security Agreement and
                                  Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance
                                  Company, as Trustee, and Massachusetts Mutual
                                  Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                                  Exhibit 10.24.1, also executed by FelCor/CSS
                                  Holdings, L.P. with respect to the Embassy
                                  Suites-Anaheim and Embassy Suites- Deerfield
                                  Beach, and by FelCor Lodging Limited
                                  Partnership with respect to the Embassy
                                  Suites-Palm Desert (filed as Exhibit 10.24.2 to the June 1999 10-Q and incorporated herein by reference).

                  27              Financial Data Schedule.