Form 10-Q
period 1999-09-30
FELCOR LODGING L P
filed 1999-11-15
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______

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
Yes  X   No
   -----   -----

--------------------------------------------------------------------------------

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX


                                                                                                                   PAGE
                                                                                                                   ----
                                            PART I. -- FINANCIAL INFORMATION

Item 1.       Financial Statements..............................................................................     3
              FELCOR LODGING LIMITED PARTNERSHIP
                 Consolidated Balance Sheets - September 30, 1999 (Unaudited)
                      and December 31, 1998.....................................................................     3
                 Consolidated Statements of Operations -- For the Three and Nine Months
                      Ended September 30, 1999 and 1998 (Unaudited).............................................     4
                 Consolidated Statements of Cash Flows -- For the Nine Months
                      Ended September 30, 1999 and 1998 (Unaudited).............................................     5
                 Notes to Consolidated Financial Statements.....................................................     6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............    14
                 General/Third Quarter Activities...............................................................    14
                 Results of Operations..........................................................................    14
                 Liquidity and Capital Resources................................................................    21
Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................    24

                                              PART II. -- OTHER INFORMATION

Item 5.       Other Information.................................................................................    25
Item 6.       Exhibits and Reports on Form 8-K..................................................................    25

SIGNATURE.......................................................................................................    26

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                       1999           1998
                                                                                   -------------  ------------
                                                                                    (UNAUDITED)
                                                    ASSETS

Investment in hotels, net of accumulated depreciation of $290,495
   at September 30, 1999 and $178,072 at December 31, 1998 .....................   $  4,045,358   $  3,955,582
Investment in unconsolidated entities ..........................................        137,017        148,065
Cash and cash equivalents ......................................................         48,027         34,692
Due from Lessees ...............................................................         19,650         18,968
Deferred expenses, net of accumulated amortization of $3,758
   at September 30, 1999 and $2,096 at December 31, 1998 .......................         13,104         10,041
Other assets ...................................................................          7,930          8,035
                                                                                   ------------   ------------

           Total assets ........................................................   $  4,271,086   $  4,175,383
                                                                                   ============   ============

                                       LIABILITIES AND PARTNERS' EQUITY

Debt, net of discount of $1,458 at September 30, 1999
   and $1,628 at December 31, 1998 .............................................   $  1,707,981   $  1,594,734
Distributions payable ..........................................................         42,549         67,262
Accrued expenses and other liabilities .........................................         87,848         57,312
Minority interest in other partnerships ........................................         51,389         51,105
                                                                                   ------------   ------------
           Total liabilities ...................................................      1,889,767      1,770,413
                                                                                   ------------   ------------

Commitments and contingencies (Notes 3 and 5)

Partners' equity:
Redeemable units at redemption value ...........................................         52,276         67,595
Preferred units:
     Series A Cumulative Preferred Units, 6,050 units issued and outstanding ...        151,250        151,250
     Series B Redeemable Preferred Units, 58 units issued and outstanding ......        143,750        143,750
Partners' Capital ..............................................................      2,034,043      2,042,375
                                                                                   ------------   ------------

           Total liabilities and partners' equity ..............................   $  4,271,086   $  4,175,383
                                                                                   ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)



                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------
Revenues:
  Percentage lease revenue .......................   $    120,598    $    104,919    $    377,480    $    223,775
  Equity in income from unconsolidated entities ..          2,353           2,446           6,190           6,429
  Other revenue ..................................          1,131           1,234           2,516           3,326
                                                     ------------    ------------    ------------    ------------
           Total revenues ........................        124,082         108,599         386,186         233,530
                                                     ------------    ------------    ------------    ------------

Expenses:
  General and administrative .....................          2,943           1,452           7,696           4,026
  Depreciation ...................................         38,627          27,720         112,789          61,036
  Taxes, insurance, and other ....................         19,529          14,651          60,386          29,490
  Interest expense ...............................         31,520          22,960          90,692          46,486
  Minority interest in other partnerships ........            348             323           1,987             805
                                                     ------------    ------------    ------------    ------------
           Total expenses ........................         92,967          67,106         273,550         141,843
                                                     ------------    ------------    ------------    ------------

Income before extraordinary charge ...............         31,115          41,493         112,636          91,687
Extraordinary charge from write off of deferred
   financing fees ................................                          2,519           1,113           3,075
                                                     ------------    ------------    ------------    ------------
Net income .......................................         31,115          38,974         111,523          88,612
Preferred distributions ..........................          6,184           6,184          18,551          13,987
                                                     ------------    ------------    ------------    ------------

Income applicable to unitholders .................   $     24,931    $     32,790    $     92,972    $     74,625
                                                     ============    ============    ============    ============

Per unit data:
Basic:
  Income applicable to unitholders before
       extraordinary charge ......................   $       0.35    $       0.57    $       1.33    $       1.65
  Extraordinary charge ...........................                          (0.04)          (0.02)          (0.06)
                                                     ------------    ------------    ------------    ------------
  Net income applicable to unitholders ...........   $       0.35    $       0.53    $       1.31    $       1.59
                                                     ============    ============    ============    ============
  Weighted average units outstanding .............         71,001          61,541          70,988          46,958

Diluted:
  Income applicable to unitholders before
       extraordinary charge ......................   $       0.35    $       0.57    $       1.32    $       1.64
  Extraordinary charge ...........................                          (0.04)          (0.02)          (0.06)
                                                     ------------    ------------    ------------    ------------
  Net income applicable to unitholders ...........   $       0.35    $       0.53    $       1.30    $       1.58
                                                     ============    ============    ============    ============
  Weighted average units outstanding .............         71,208          61,913          71,238          47,327




     The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED, IN THOUSANDS)


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                             ----------------------------
                                                                                                 1999            1998
                                                                                             ------------    ------------
Cash flows from operating activities:
          Net income .....................................................................   $    111,523    $     88,612
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation .........................................................        112,789          61,036
                    Amortization of deferred financing fees ..............................          2,035           1,927
                    Accretion of debt ....................................................           (725)
                    Amortization of unearned officers' and directors' compensation .......            526             605
                    Equity in income from unconsolidated entities ........................         (6,190)         (6,429)
                    Extraordinary charge for write off of deferred financing fees ........          1,113           3,075
                    Minority interest in other partnerships ..............................          1,987             805
              Changes in assets and liabilities:
                    Due from Lessees .....................................................           (682)        (19,031)
                    Deferred financing fees ..............................................         (6,211)         (4,300)
                    Other assets .........................................................         (1,755)         (4,102)
                    Accrued expenses and other liabilities ...............................         24,006          28,933
                                                                                             ------------    ------------
                              Net cash flow provided by operating activities .............        238,416         151,131
                                                                                             ------------    ------------

Cash flows used in investing activities:
          Improvements and additions to hotels ...........................................       (192,847)        (44,310)
          Acquisition of hotel assets ....................................................        (10,802)       (354,435)
          Acquisition of unconsolidated entities .........................................                           (984)
          Proceeds from sale of hotels ...................................................         15,091
          Net cash received from acquisition of Bristol Hotels ...........................                         16,790
          Bristol Interim Credit Facility ................................................                       (120,000)
          Cash distributions from unconsolidated entities ................................         17,187          18,406
                                                                                             ------------    ------------
                              Net cash flow used in investing activities .................       (171,371)       (484,533)
                                                                                             ------------    ------------

Cash flows from financing activities:
          Proceeds from borrowings .......................................................        782,000         942,003
          Repayment of borrowings ........................................................       (674,200)       (640,300)
          Contributions ..................................................................              8         140,721
          Distributions paid to preferred unitholders ....................................        (19,804)        (13,987)
          Distributions paid to unitholders ..............................................       (141,714)        (63,210)
                                                                                             ------------    ------------
                              Net cash flow provided by (used in) financing activities ...        (53,710)        365,227
                                                                                             ------------    ------------

Net change in cash and cash equivalents ..................................................         13,335          31,825
Cash and cash equivalents at beginning of periods ........................................         34,692          17,543
                                                                                             ------------    ------------
Cash and cash equivalents at end of periods ..............................................   $     48,027    $     49,368
                                                                                             ============    ============

Supplemental cash flow information --
          Interest paid ..................................................................   $     85,606    $     33,322
                                                                                             ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") at September 30, 1999, owned interests in 187 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), one of the nation's largest hotel real estate investment trusts ("REIT"). At September 30, 1999, FelCor owned a greater than 95% equity interest in the Company. At September 30, 1999, the Company owned 100% interests in 163 hotels, a 90% or greater interest in entities that owned seven hotels, a 60% interest in an entity that owned two hotels and 50% interests in separate entities that owned 15 hotels.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table presents the Hotels, by brand, leased to each of the Company's Lessees at September 30, 1999:


                                                                              NOT OPERATED
               BRAND                                   DJONT       BRISTOL    UNDER A LEASE    TOTAL
                                                     ----------   ----------  -------------  ----------
Embassy Suites                                               58                                      58
Holiday Inn                                                               44            1            45
Doubletree and Doubletree Guest Suites(R)                    16                                      16
Crowne Plaza and Crowne Plaza Suites(R)                                   17                         17
Holiday Inn Select(R)                                                     10                         10
Sheraton(R)and Sheraton Suites(R)                             9                                       9
Hampton Inn(R)                                                             9                          9
Holiday Inn Express(R)                                                     5                          5
Fairfield Inn(R)                                                           5                          5
Harvey Hotel(R)                                                            4                          4
Independent                                                                2            1             3
Courtyard by Marriott(R)                                                   2                          2
Four Points by Sheraton(R)                                                 1                          1
Hilton Suites(R)                                              1                                       1
Homewood Suites(R)                                                         1                          1
Westin(R)                                                     1                                       1
                                                     ----------   ----------   ----------    ----------
         Total Hotels                                        85          100            2           187
                                                     ==========   ==========   ==========    ==========

     The Hotels are located in the United States (34 states) and Canada, with 79 hotels in California, Florida and Texas. The following table provides information regarding the net acquisition and disposition of hotels through September 30, 1999:


                                                           NET HOTELS
                                                     ACQUIRED/(DISPOSED OF)
                                                     ----------------------
1994                                                               7
1995                                                              13
1996                                                              23
1997                                                              30
1998                                                             120
FIRST QUARTER 1999                                                (4)
SECOND QUARTER 1999                                               (2)
THIRD QUARTER 1999                                                --
                                                               -----
                                                                 187

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION (CONTINUED)


         At September 30, 1999, the Company leased 85 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), and leased 100 of the Hotels to Bristol Hotels & Resorts, or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). Two Hotels were not leased.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. DJONT has entered into management agreements pursuant to which 72 of the Hotels leased by it are managed by subsidiaries of Promus Hotel Corporation ("Promus"), ten are managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), and three are managed by two independent management companies.

         Bristol, an independent publicly owned company, leases and manages 100 Hotels and manages one hotel which operates without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholders' equity.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and DJONT included in FelCor's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position of the Company for the unaudited periods.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At September 30, 1999, the Company owned 50% interests in separate entities owning 15 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that is developing condominiums for sale and that owns an annex to a hotel owned by the Company. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                                             1999               1998
                                                                                         -------------       ------------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation........................         $ 286,379          $269,881
     Non-recourse mortgage debt...................................................         $ 203,444          $176,755
     Equity.......................................................................         $  95,083          $105,347



                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ----------------------------    ----------------------------
                                                             1999           1998            1999            1998
                                                        ------------    ------------    ------------    ------------

Statements of Operations Information:
     Percentage lease revenue                           $     13,998    $     13,575    $     40,968    $     40,144
     Other income                                              2,828           2,087           7,155           3,201
                                                        ------------    ------------    ------------    ------------
              Total revenue                                   16,826          15,662          48,123          43,345
                                                        ------------    ------------    ------------    ------------
     Expenses:
          Depreciation                                         4,511           4,261          14,019          12,804
          Taxes, insurance, and other                          2,805           2,303           7,830           5,462
          Interest expense                                     3,627           3,373          10,314           9,727
                                                        ------------    ------------    ------------    ------------
              Total expenses                                  10,943           9,937          32,163          27,993
                                                        ------------    ------------    ------------    ------------

     Net income                                         $      5,883    $      5,725    $     15,960    $     15,352
                                                        ============    ============    ============    ============

     Net income attributable to the Company             $      2,888    $      2,862    $      7,796    $      7,676
     Amortization of cost in excess of book value               (535)           (416)         (1,606)         (1,247)
                                                        ------------    ------------    ------------    ------------
     Equity in income from unconsolidated entities      $      2,353    $      2,446    $      6,190    $      6,429
                                                        ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT

         Debt at September 30, 1999 and December 31, 1998 consisted of the following (in thousands):


                                                                                                OUTSTANDING BALANCE
                                                                                                -------------------
                                      INTEREST RATE            MATURITY DATE         SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                      -------------            -------------         ------------------    -----------------
FLOATING RATE DEBT:
  Line of Credit                 LIBOR + 150bps                  June 2001             $    345,000             $    411,000
  Term Loan                      LIBOR + 150bps                December 1999                                         250,000
  Senior Term Loan               LIBOR + 250bps                  March 2004                 250,000
  Mortgage debt                  LIBOR + 200bps                February 2003                 62,702
  Other                          Up to LIBOR + 200bps            Various                     23,150                   34,750
                                                                                       ------------             ------------
Total floating rate debt                                                                    680,852                  695,750
                                                                                       ------------             ------------

FIXED RATE DEBT:

  Line of credit - swapped                7.24%                  June 2001                  200,000                  325,000
  Publicly-traded term notes              7.38%                 October 2004                174,345                  174,249
  Publicly-traded term notes              7.63%                 October 2007                124,197                  124,122
  Mortgage debt                           7.24%                November 2007                143,128                  145,062
  Senior Term Loan - swapped              8.30%                  March 2004                 125,000
  Mortgage debt                           6.97%                December 2002                                          43,836
  Mortgage debt                           7.54%                  April 2009                  99,427
  Mortgage debt                           7.55%                  June 2009                   74,744
  Other                               6.96% - 7.23%             2000 - 2005                  86,288                   86,715
                                                                                       ------------            -------------
Total fixed rate debt                                                                     1,027,129                  898,984
                                                                                       ------------            -------------
          Total Consolidated Debt                                                      $  1,707,981            $   1,594,734
                                                                                       ============            =============

         One month LIBOR at September 30, 1999, was 5.4%.

         A portion of the Company's Line of Credit and Senior Term Loan is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit and Senior Term Loan to a fixed rate.

         During the third quarter 1999, the Company entered into Forward Rate Agreements which fix three month LIBOR on $188 million of floating rate debt at an average rate of 5.93%, effective December 8, 1999.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At September 30, 1999, the Company was in compliance with all such covenants

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       TAXES, INSURANCE, AND OTHER

         Taxes, insurance, and other is comprised of the following for the three and nine months ended September 30, 1999 and 1998 (in thousands):


                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                        1999         1998         1999          1998
                                                     ----------   ----------   ----------   ----------
Real estate and personal property taxes ..........   $   12,851   $   10,246   $   41,845   $   23,269
Property insurance ...............................          868          801        2,596        1,346
Land lease expense ...............................        5,010        2,729       13,124        3,535
State franchise taxes and Canadian income tax ....          800          561        2,821        1,026
Other ............................................                       314                       314
                                                     ----------   ----------   ----------   ----------
         Total taxes, insurance, and other .......   $   19,529   $   14,651   $   60,386   $   29,490
                                                     ==========   ==========   ==========   ==========

5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company is to receive rental income from the Lessees under the Percentage Leases, which expire in 2002 (five hotels), 2003 (three hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (15 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancellable operating leases at September 30, 1999 is as follows (in thousands):

                                                    DJONT         BRISTOL         TOTAL
                                                ------------   ------------   ------------
         Remainder of 1999 ..................   $     34,669   $     38,894   $     73,563
         2000 ...............................        140,235        180,055        320,290
         2001 ...............................        143,609        180,076        323,685
         2002 ...............................        143,967        180,049        324,016
         2003 ...............................        130,445        177,302        307,747
         2004 and thereafter ................        519,383        820,168      1,339,551
                                                ------------   ------------   ------------
                                                $  1,112,308   $  1,576,544   $  2,688,852
                                                ============   ============   ============

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at September 30, 1999.

         DJONT engages independent third-party managers to operate the Hotels leased by it and generally pays such managers a base management fee based on a percentage of room and suite revenue and an incentive management fee based on DJONT's income before overhead expenses for each hotel. In certain instances, the hotel managers have subordinated fees and are committed to make subordinated loans to DJONT, if needed, to meet its rental and other obligations under the Percentage Leases.

         Bristol serves as both the lessee and manager of 100 Hotels leased to it by the Company at September 30, 1999 and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       COMMITMENTS AND RELATED PARTY TRANSACTIONS (CONTINUED)

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at September 30, 1999, was in the amount of $9.1 million. According to Bristol's financial statements filed with the SEC, for the three and nine months ended September 30, 1999, Bristol had net income of $1.9 and $7.5 million, respectively, and at September 30, 1999, had stockholders' equity of $43.0 million.

         Bristol is a public company whose common stock is listed on the New York Stock Exchange under the symbol BH and that files its financial statements with the SEC in accordance with the Securities and Exchange Act of 1934.

         The Company presently expects to spend approximately $225 million during 1999 for capital improvements at the Hotels, consisting of both the 1999 renovation and redevelopment program and routine capital replacements and improvements, which may be funded from cash on hand or borrowings under its Line of Credit. Through the nine months ending September 30, 1999, the Company had spent approximately $193 million on such capital improvements.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the first nine months of 1999, the Company purchased the land related to three hotels which were previously leased under long term land leases for an aggregate purchase price of $19.8 million as follows (in thousands):



Assets acquired.................................................        $ 19,776
Debt assumed....................................................          (7,800)
Operating Partnership units issued..............................          (1,174)
                                                                        --------
     Net cash paid by the Company...............................        $ 10,802
                                                                        ========

         The debt assumed was paid off immediately after the purchase.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Segment Information

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at September 30, 1999 were DJONT and Bristol. Prior to July 28, 1998 (the date of the Bristol Merger) the Company had only one Lessee, DJONT.

         The following tables present information for the reportable segments for the nine months ended September 30, 1999 and 1998 (in thousands) for both DJONT and Bristol:


                                                                                                CORPORATE
                                                                                  SEGMENT      NOT ALLOCABLE   CONSOLIDATED
      NINE MONTHS ENDED SEPTEMBER 30, 1999           DJONT         BRISTOL         TOTAL        TO SEGMENTS        TOTAL
---------------------------------------------   ------------    ------------    ------------   ------------    ------------
Statements of Operations Information:
Revenues:
   Percentage lease revenue .................   $    201,712    $    175,768    $    377,480                   $    377,480
   Equity in income from unconsolidated
   entities .................................          5,595             595           6,190                          6,190
   Other revenue ............................            234           1,296           1,530   $        986           2,516
                                                ------------    ------------    ------------   ------------    ------------
             Total revenues .................        207,541         177,659         385,200            986         386,186
                                                ------------    ------------    ------------   ------------    ------------

Expenses:
   General and administrative ...............                                                         7,696           7,696
   Depreciation .............................         60,411          52,378         112,789                        112,789
   Taxes, insurance, and other ..............         25,257          35,129          60,386                         60,386
   Interest expense .........................                                                        90,692          90,692
   Minority interest in other partnerships ..          1,987                           1,987                          1,987
                                                ------------    ------------    ------------   ------------    ------------
             Total expenses .................         87,655          87,507         175,162         98,388         273,550
                                                ------------    ------------    ------------   ------------    ------------

Income before extraordinary charge ..........   $    119,886    $     90,152    $    210,038   $    (97,402)   $    112,636
                                                ============    ============    ============   ============    ============

Funds From Operations:
Income before extraordinary charge ..........   $    119,886    $     90,152    $    210,038   $    (97,402)   $    112,636
Series B preferred distributions ............                                                        (9,703)         (9,703)
Depreciation ................................         60,411          52,378         112,789                        112,789
Depreciation for unconsolidated entities ....          6,827             563           7,390                          7,390
                                                ------------    ------------    ------------   ------------    ------------
Funds from operations .......................   $    187,124    $    143,093    $    330,217   $   (107,105)   $    223,112
                                                ============    ============    ============   ============    ============
Weighted average units outstanding(1) .......                                                                        75,928

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       SEGMENT INFORMATION (CONTINUED)

                                                                                                 CORPORATE
                                                                                 SEGMENT       NOT ALLOCABLE    CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1998                 DJONT        BRISTOL(2)      TOTAL         TO SEGMENTS         TOTAL
---------------------------------------------   ------------    ------------    ------------   ------------    ------------
Statements of Operations Information:
Revenues:
   Percentage lease revenue .................   $    182,341    $     41,434    $    223,775                   $    223,775
   Equity in income from unconsolidated
     entities ...............................          6,305             124           6,429                          6,429
   Other revenue ............................                            215             215   $      3,111           3,326
                                                ------------    ------------    ------------   ------------    ------------
             Total revenues .................        188,646          41,773         230,419          3,111         233,530
                                                ------------    ------------    ------------   ------------    ------------

Expenses:
   General and administrative ...............                                                         4,026           4,026
   Depreciation .............................         51,731           9,305          61,036                         61,036
   Taxes, insurance, and other ..............         22,164           7,326          29,490                         29,490
   Interest expense .........................                                                        46,486          46,486
   Minority interest in other partnerships ..            805                             805                            805
                                                ------------    ------------    ------------   ------------    ------------
             Total expenses .................         74,700          16,631          91,331         50,512         141,843
                                                ------------    ------------    ------------   ------------    ------------

Income before extraordinary charge ..........   $    113,946    $     25,142    $    139,088   $    (47,401)   $     91,687
                                                ============    ============    ============   ============    ============

Funds From Operations:
Income before extraordinary charge ..........   $    113,946    $     25,142    $    139,088   $    (47,401)   $     91,687
Series B preferred distributions ............                                                        (5,139)         (5,139)
Depreciation ................................         51,731           9,305          61,036                         61,036
Depreciation for unconsolidated entities ....          7,604                           7,604                          7,604
                                                ------------    ------------    ------------   ------------    ------------
Funds from operations .......................   $    173,281    $     34,447    $    207,728   $    (52,540)   $    155,188
                                                ============    ============    ============   ============    ============
Weighted average units outstanding(1) .......                                                                        52,017

---------
         (1) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

         (2) Bristol information is presented from July 28, 1998, the date of the Bristol Merger.

8.       SUBSEQUENT EVENTS

         On October 15, 1999, the Company and Starwood, in a 50/50 joint venture, acquired the 437-room Sheraton Premier Hotel in Tysons Corner, Virginia, a suburb of Washington, DC, for a purchase price of $52.9 million. The purchase price consisted of approximately $52.8 million in cash and 3,571 Operating Partnership Units valued at $28 per unit. A subsidiary of Starwood will manage the hotel under a 20-year management agreement.

         Beginning in October of 1999 through November 10, 1999 the Company purchased approximately 2.1 million shares of outstanding common stock of FelCor on the open market pursuant to its previously announced $100 million stock buyback program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

THIRD QUARTER ACTIVITIES:

         FINANCIAL PERFORMANCE (AS COMPARED TO THIRD QUARTER 1998):

          o    Revenues increased 14.3% to $124 million
          o Net income applicable to unitholders decreased 24% to $24.9 million
          o    EBITDA increased 9.4% to $106 million
          o    Funds From Operations ("FFO") increased 1% to $69 million
          o    Comparable hotels (150 hotels) RevPAR increased 1.8%
          o    Non-comparable hotels (33 hotels) RevPAR increased 21.4%
          o    Total hotel portfolio (183 hotels) RevPAR increased 4.4%

         HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING:

          o Completed $11.7 million in renovations at three hotels including our 18th Crowne Plaza hotel, at Old Mill, Omaha, Nebraska
          o    Fifteen additional hotels were undergoing renovation
          o    Capital expenditures to the hotel portfolio totaled $13 million
          o    Approximately 1% of room nights were out-of-service

RESULTS OF OPERATIONS

The Company

     Nine Months Ended September 30, 1999 and 1998

         For the nine months ended September 30, 1999 and 1998, the Company had revenues of $386.2 million and $233.5 million, respectively, consisting primarily of Percentage Lease revenues of $377.5 million and $223.8 million, respectively. The increase in total revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 additional hotels since June 30, 1998, including 101 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Those hotels owned for all of the nine months ended September 30, 1999 and 1998 recorded an increase in Percentage Lease revenues of $6 million or 3.5%.

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

         Total expenses increased $131.8 million in the nine months ended September 30, 1999, from $141.8 million to $273.6 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired in 1998 through the Bristol Merger. Total expenses as a percentage of total revenue increased to 70.8% for the nine months ended September 30, 1999, from 60.7% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue, are depreciation; taxes, insurance, and other; and interest expense.

         Depreciation increased as a percentage of total revenue to 29.2% in the nine months ended September 30, 1999, from 26.1% in the nine months ended September 30, 1998. The relative increase in depreciation expense is primarily attributed to depreciation on $230 million in capital expenditures made over the past twelve months. A large percentage of these improvements are short-lived assets.

         Taxes, insurance, and other, as a percentage of total revenue, increased from 12.6% to 15.6%. The majority of the increase, as a percentage of total revenue, is attributed to land lease expenses, which represent 3.5% of total revenue in 1999 but only 1.5% in 1998. Land lease expenses, as a percentage of total revenue, increased principally because of the larger number of hotels subject to land leases acquired through the Bristol Merger. The remaining increase in taxes, insurance, and other, as a percentage of total revenue, is related primarily to increased property taxes resulting from property tax reassessments.

         Interest expense increased, as a percentage of total revenue, to 23.5% in the nine months ended September 30, 1999, from 19.9% in the nine months ended September 30, 1998. This increase in interest expense is attributed to the increased debt used to finance renovations, refinancing of debt at higher rates which served to extend maturities and convert such debt from variable to fixed rates, and the assumption of debt related to the more highly leveraged Bristol assets.

     Three Months Ended September 30, 1999 and 1998

         For the three months ended September 30, 1999 and 1998, the Company had revenues of $124.1 million and $108.6 million, respectively, consisting primarily of Percentage Lease revenues of $120.6 million and $104.9 million, respectively. The increase in total revenue is primarily attributed to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 additional hotels since June 30, 1998, including 101 hotels (net of hotels subsequently sold) that were acquired through the Bristol Merger on July 28, 1998. Those hotels owned for all of both quarters ended September 30, 1999 and 1998, recorded a small decrease in Percentage Lease revenues of $1.8 million for the three months ended September 30, 1999 versus 1998.

         Total expenses increased $25.9 million in the three months ended September 30, 1999, from $67.1 million to $93.0 million, compared to the same period in 1998. This increase resulted primarily from the additional hotels acquired on July 28, 1998 through the Bristol Merger. Total expenses as a percentage of total revenue increased to 74.9% for the three months ended September 30, 1999, from 61.8% in the same period of 1998.

         The major components of the increase in expenses, as a percentage of total revenue are general and administrative expenses; depreciation; taxes, insurance, and other; and interest expense.

         General and administrative expenses increased as a percentage of total revenue from 1.3% in the quarter ended September 30, 1998 to 2.4% for the quarter ended September 30, 1999. Included in the 1999 quarter was approximately $600,000 (0.5% of total revenues) of one time costs primarily associated with the write-off of costs of a public debt offering which was abandoned when interest rates became unattractive.

         Depreciation increased as a percentage of total revenue to 31.1% in the three months ended September 30, 1999, from 25.5% in the three months ended September 30, 1998. The relative increase in depreciation expense is primarily related to depreciation on $230 million in capital expenditures made over the past twelve months. A large percentage of these improvements are short-lived assets.

         Taxes, insurance and other, as a percentage of total revenue increased from 13.5% to 15.7% for the three months ended September 30, 1999, as compared to the same quarterly period in 1998. This increase is principally related to increased assessments for property taxes. The property tax increases resulted primarily from increases in property valuations on reappraisals, which typically follow a change in ownership, as with the hotels acquired in the Bristol Merger, and the redevelopment and rebranding of hotels.

         Interest expense increased as a percentage of total revenue, to 25.4% in the three months ended September 30, 1999, from 21.1% in the three months ended September 30, 1998. The increase is related to approximately $200 million additional debt outstanding at September 30, 1999, as compared to September 30, 1998, used principally for funding capital improvements and to the refinancing of approximately $635 million of debt at higher interest rates in 1999 to extend maturities and convert such debt from variable to fixed rates.

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

         The following table details the computation of Funds From Operations (in thousands):


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                              1999            1998            1999            1998
                                                          ------------    ------------    ------------    ------------
FUNDS FROM OPERATIONS (FFO):
   Net income .........................................   $     31,115    $     38,974    $    111,523    $     88,612
      Series B preferred distributions ................         (3,234)         (3,234)         (9,703)         (5,139)
      Extraordinary charge from write off
        of deferred financing fees ....................                          2,519           1,113           3,075
      Depreciation ....................................         38,627          27,720         112,789          61,036
      Depreciation for unconsolidated entities ........          2,372           2,501           7,390           7,604
                                                          ------------    ------------    ------------    ------------
   FFO ................................................   $     68,880    $     68,480    $    223,112    $    155,188
                                                          ============    ============    ============    ============

   Weighted average units outstanding .................         75,898          66,603          75,928          52,017

        Included in the FFO computed above is the Company's share of FFO from its interests in separate entities owning 15 hotels, a condominium management company and an entity that is developing condominiums for sale and owns a hotel annex. The FFO contribution from these unconsolidated entities is derived as follows (in thousands):


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                              1999            1998            1999            1998
                                                          ------------    ------------    ------------    ------------
STATEMENTS OF OPERATIONS INFORMATION:
     Percentage lease revenue .........................   $     13,998    $     13,575    $     40,968    $     40,144
     Other income .....................................          2,828           2,087           7,155           3,201
                                                          ------------    ------------    ------------    ------------
             Total revenue ............................         16,826          15,662          48,123          43,345
                                                          ------------    ------------    ------------    ------------
     Expenses:
          Depreciation ................................          4,511           4,261          14,019          12,804
          Taxes, insurance, and other .................          2,805           2,303           7,830           5,462
          Interest expense ............................          3,627           3,373          10,314           9,727
                                                          ------------    ------------    ------------    ------------
             Total expenses ...........................         10,943           9,937          32,163          27,993
                                                          ------------    ------------    ------------    ------------

     Net income .......................................   $      5,883    $      5,725    $     15,960    $     15,352
                                                          ============    ============    ============    ============

     Percentage of net income attributable to the
          Company .....................................   $      2,888    $      2,862    $      7,796    $      7,676
     Amortization of cost in excess of book value .....           (535)           (416)         (1,606)         (1,247)
                                                          ------------    ------------    ------------    ------------
     Equity in income from unconsolidated entities ....          2,353           2,446           6,190           6,429
     Depreciation .....................................          2,312           2,085           7,202           6,357
     Amortization of cost in excess of book value .....            535             416           1,606           1,247
                                                          ------------    ------------    ------------    ------------
     FFO from unconsolidated entities .................   $      5,200    $      4,947    $     14,998    $     14,033
                                                          ============    ============    ============    ============

The Hotels

        Upscale and full service hotels, like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, Sheraton and Sheraton Suites, and Westin, are expected to account for approximately 97% of Percentage Lease revenue in 1999. The following tables set forth historical occupancy, average daily rate ("ADR") and RevPAR at September 30, 1999 and 1998, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at September 30, 1999. This information is presented regardless of the date of acquisition.

COMPARABLE HOTELS (A)

                                                     THIRD QUARTER 1999                        YEAR TO DATE 1999
                                           -------------------------------------   -------------------------------------

                                           OCCUPANCY         ADR        REVPAR     OCCUPANCY        ADR         REVPAR
                                           ----------    ----------   ----------   ----------    ----------   ----------
Original                                         75.1%   $   110.91   $    83.26         73.7%   $   115.15   $    84.90
CSS Hotels                                       75.6        121.01        91.43         75.5        126.65        95.68
1996 Acquisitions                                75.6        127.93        96.73         74.4        129.73        96.48
1997 Acquisitions                                72.2        113.32        81.84         72.9        116.24        84.77
1998 Acquisitions                                70.4         97.41        68.58
Total DJONT Comparable Hotels                    73.9        115.93        85.63         74.2        122.05        90.54

Total Bristol Comparable Hotels                  71.6         84.83        60.75         70.4         79.90        56.25

            Total Comparable Hotels              72.7%   $    99.72   $    72.47         72.5%   $   103.53   $    75.03


                                                     THIRD QUARTER 1998                        YEAR TO DATE 1998
                                           -------------------------------------   -------------------------------------
                                           OCCUPANCY        ADR         REVPAR     OCCUPANCY        ADR        REVPAR
                                           ----------    ----------   ----------   ----------    ----------   ----------
Original                                         74.6%   $   109.05   $    81.30         74.9%   $   113.56   $    85.02
CSS Hotels                                       73.5        121.98        89.65         74.6        126.19        94.16
1996 Acquisitions                                77.2        126.26        97.51         75.6        127.34        96.23
1997 Acquisitions                                73.1        110.66        80.93         73.5        113.70        83.53
1998 Acquisitions                                73.8         97.36        71.81
Total DJONT Comparable Hotels                    74.1        114.63        84.97         74.5        120.39        89.68

Total Bristol Comparable Hotels                  71.8         82.21        59.01         70.4         79.75        56.11

         Total Comparable Hotels                 72.9%   $    97.70   $    71.20         72.6%   $   102.52   $    74.44


                                                 CHANGE FROM PRIOR PERIOD                CHANGE FROM PRIOR PERIOD
                                              3RD QTR. 1999 VS. 3RD QTR. 1998           1999 VS. 1998 YEAR TO DATE
                                           -------------------------------------   -------------------------------------
                                           OCCUPANCY        ADR         REVPAR     OCCUPANCY        ADR        REVPAR
                                           ----------    ----------   ----------   ----------    ----------   ----------
Original Hotels                                   0.5 pts       1.7%         2.4%        (1.2) pts      1.4%        (0.1)%
CSS Hotels                                        2.1          (0.8)         2.0          0.9           0.4          1.6
1996 Acquisitions                                (1.6)          1.3         (0.8)        (1.2)          1.9          0.3
1997 Acquisitions                                (0.9)          2.4          1.1         (0.6)          2.2          1.5
1998 Acquisitions                                (3.4)          0.1         (4.5)
Total DJONT Comparable Hotels                    (0.2)          1.1          0.8         (0.3)          1.4          1.0

Total Bristol Comparable Hotels                  (0.2)          3.2          2.9          0.0           0.2          0.2

         Total Comparable Hotels                 (0.2) pts      2.1%         1.8%        (0.1) pts      1.0%         0.8%



(A) DJONT Comparable Hotels includes 74 and 60 hotels, and Bristol Comparable Hotels includes 76 and 49 hotels, in the third quarter and year to date, respectively, which were not undergoing redevelopment in either the 1999 or 1998 periods reported.

NON-COMPARABLE HOTELS (B)


                                             THIRD QUARTER 1999                    YEAR TO DATE 1999
                                   ------------------------------------   -------------------------------------
                                   OCCUPANCY        ADR        REVPAR     OCCUPANCY        ADR         REVPAR
                                   ---------    ----------   ----------   ----------    ----------   ----------
DJONT Non-comparable Hotels             64.4%   $    92.37   $    59.51         68.5%   $   107.16   $    73.41
Bristol Non-comparable Hotels           67.1%   $    92.38   $    62.02         67.8%   $    89.26   $    60.55
   Total Non-comparable  Hotels         66.2%   $    92.38   $    61.16         68.1%   $    95.08   $    64.71


                                             THIRD QUARTER 1998                    YEAR TO DATE 1998
                                   ------------------------------------   -------------------------------------
                                   OCCUPANCY        ADR        REVPAR     OCCUPANCY        ADR         REVPAR
                                   ---------    ----------   ----------   ----------    ----------   ----------
DJONT Non-comparable Hotels             61.6%   $    89.74   $    55.32         70.9%   $   104.91   $    74.44
Bristol Non-comparable Hotels           59.1%   $    80.78   $    47.72         67.4%   $    83.75   $    56.42
   Total Non-comparable Hotels          60.0%   $    84.01   $    50.38         68.5%   $    90.91   $    62.31


                                          CHANGE FROM PRIOR PERIOD                CHANGE FROM PRIOR PERIOD
                                       3RD QTR. 1999 VS. 3RD QTR. 1998           1999 VS. 1998 YEAR TO DATE
                                    -------------------------------------   -------------------------------------
                                    OCCUPANCY        ADR         REVPAR     OCCUPANCY        ADR        REVPAR
                                    ----------    ----------   ----------   ----------    ----------   ----------
DJONT Non-comparable Hotels             2.8pts           2.9%         7.6%   (2.4) pts           2.1%        (1.4)%
Bristol Non-comparable Hotels           8.0pts          14.4%        30.0%    0.4  pts           6.6%         7.3%
   Total Non-comparable Hotels          6.2pts          10.0%        21.4%   (0.4) pts           4.6%         3.8%

(B) DJONT Non-comparable Hotels includes 12 and 26 hotels and Bristol Non-comparable Hotels includes 21 and 48 hotels, in the third quarter and year to date, respectively, undergoing redevelopment in either the 1999 or 1998 periods reported. The Bristol Non-comparable Hotels excludes four hotels targeted for sale.

ALL HOTELS (C)


                                             THIRD QUARTER 1999                    YEAR TO DATE 1999
                                   ------------------------------------   -------------------------------------
                                   OCCUPANCY        ADR        REVPAR     OCCUPANCY        ADR         REVPAR
                                   ---------    ----------   ----------   ----------    ----------   ----------
Comparable Hotels                       72.7%   $    99.72   $    72.47         72.5%   $   103.53   $    75.03
Non-comparable Hotels                   66.2%   $    92.38   $    61.16         68.1%   $    95.08   $    64.71
          Total Hotels                  71.5%   $    98.47   $    70.40         70.5%   $    99.89   $    70.42


                                             THIRD QUARTER 1998                    YEAR TO DATE 1998
                                   ------------------------------------   -------------------------------------
                                   OCCUPANCY        ADR        REVPAR     OCCUPANCY        ADR         REVPAR
                                   ---------    ----------   ----------   ----------    ----------   ----------
Comparable Hotels                       72.9%   $    97.70   $    71.20         72.6%   $   102.52   $    74.44
Non-comparable Hotels                   60.0%   $    84.01   $    50.38         68.5%   $    90.91   $    62.31
          Total Hotels                  70.5%   $    95.60   $    67.44         70.8%   $    97.53   $    69.06


                                          CHANGE FROM PRIOR PERIOD                CHANGE FROM PRIOR PERIOD
                                       3RD QTR. 1999 VS. 3RD QTR. 1998           1999 vs. 1998 Year to Date
                                    -------------------------------------   -------------------------------------
                                    OCCUPANCY        ADR         REVPAR     OCCUPANCY        ADR        REVPAR
                                    ----------    ----------   ----------   ----------    ----------   ----------
Comparable Hotels                     (0.2)pts           2.1%         1.8%   (0.1) pts           1.0%         0.8%
Non-comparable Hotels                  6.2 pts          10.0%        21.4%   (0.5) pts           4.6%         3.8%
          Total Hotels                 1.0 pts           3.0%         4.4%   (0.3) pts           2.4%         2.0%

(C)  Excludes four hotels targeted for sale.

Comparison of The Hotels' Operating Statistics for the Three and Nine Months Ended September 30, 1999 and 1998

         The Company measures hotel operating statistics by looking at hotels that were not undergoing major renovation during either the current year period or the prior year period ("Comparable Hotels"). Major renovations generally adversely affect the earnings of the hotel by taking rooms out of service and disrupting hotel operations.

         For the three and nine months ended September 30, 1999 the Company's Comparable Hotels had increases in RevPAR, compared to the same period in 1998, of 1.8% and 0.8%, respectively. In both the quarter and nine months ended September 30, 1999 the Comparable Hotels had higher ADR, than in the prior year, increasing 2.1% and 1.0%, respectively, but occupied rooms ("Occupancy") fell
0.2 percentage points and 0.1 percentage points, respectively. In general, the Company is encouraged by the relative firming of rates compared to the prior year. This appears to be indicative of the absorption of the new rooms introduced in certain markets during the past year.

         The strongest improvements in the quarter ended September 30, 1999, compared to the same period of 1998, came in the Comparable DJONT Original Hotels, DJONT CSS Hotels and the Comparable Bristol Hotels.

         Much of the strength from the Comparable DJONT Original Hotels and CSS Hotels came from those parts of Florida that were not directly threatened by hurricanes in the quarter. Additionally, California and New Orleans continue to generate strong demand and room rates. These hotels recorded increased Occupancy over the same quarter last year and ADR was either up or essentially flat to the prior year. For the nine months ended September 30, 1999, these hotels had improvements in ADR compared to the same period in 1998 and the CSS Hotels also had an increase in Occupancy of 0.9 percentage points for the nine months ended September 30, 1999 over 1998. The Original Hotels, however, had a 1.2 percentage point decline in Occupancy for the nine months ended September 30, 1999, compared to 1998.

         The DJONT Comparable Hotels that did not trend upward in the third quarter of 1999 were from the 1996 Acquisitions and 1998 Acquisitions. RevPAR performance at these hotels was adversely affected by over building in certain markets, such as Atlanta, Dallas and Phoenix. The Company anticipates that as the excess supply from recent building is absorbed in these markets, RevPAR performance will strengthen. However, the 1996 Acquisitions continued to show an increase in ADR for the nine months ended September 30, 1999 compared to the same period in 1998.

         The Bristol Comparable Hotels continue to have strong showings from the Holiday Inn-branded hotels which make up approximately 70% of the quarterly Bristol Comparable room revenues. These Comparable Hotels had a 4.7% RevPAR growth over the same quarterly period in 1998, which brought up the increase in RevPAR for the nine months ended September 30, 1999 to 1.5%. The Company attributes the strong performance at the Holiday Inn-branded hotels to recently completed renovation programs and the strong RevPAR increases being recognized at Bass Hotels & Resorts-branded hotels from an overall repositioning of the brands. The Company anticipates that these favorable trends for the Bristol Comparable Hotels will continue at least through the end of the year.

         The Non-comparable Hotel performance for the quarter was most profoundly affected by the Allerton Crowne Plaza, which was closed in the third quarter 1998 for renovation. This hotel reopened in the second quarter of 1999 and generated a nearly 380% increase in its RevPAR for the third quarter 1999, as compared to the same period in 1998. The remainder of the Bristol Non-comparable Hotels also showed strong improvements in RevPAR during the quarter which are attributed to the completion of the renovation at many of these hotels. The DJONT Non-comparable Hotels are also generally showed strong RevPAR increases for the third quarter, compared to the same period last year, in spite of being partially offset by decreases in ADR at six hotels that were undergoing renovations during the third quarter of 1999.

RENOVATION, REDEVELOPMENT, REBRANDING, AND OTHER CAPITAL EXPENDITURES

         Through September 30, 1999, the Company had spent $193 million (of a planned $225 million) on its 1999 program for the renovation, redevelopment, or rebranding of over 60 hotels, and capital expenditures to maintain the remaining hotels in a competitive condition. In the third quarter of 1999, approximately $13.1 million was spent on the 1999 renovation program and $11 million was spent on other routine capital improvements. The renovation and redevelopment program for 1999 was approximately 90% complete as of the end of the third quarter. Renovations were completed at the Allerton Crowne Plaza hotel in Chicago, Illinois, which was closed during most of the first half of 1999. The Company presently expects to spend approximately an additional $30 million to complete the 15 projects in process at the end of the third quarter, to complete 2 additional smaller renovation projects and for other capital improvements in 1999. In 2000, the Company currently expects to spend approximately $40 million on the renovation, redevelopment and rebranding of its existing hotels.

         Eighteen hotels (8 of which are Bristol-operated hotels) were undergoing renovation, redevelopment, or rebranding during the quarter, which resulted in approximately 40,000 room nights out-of-service, or approximately 1.0% of available room nights. Approximately 2.3% of available rooms were out-of-service during the first nine months of 1999. Many of these projects also include renovations to the hotel's exterior, public areas, meeting spaces and restaurants, which typically have a negative impact on hotel revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions and repayments of indebtedness, is its share of the cash flow from the Percentage Leases. For the nine months ended September 30, 1999, net cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $238 million and Funds From Operations was $223 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         At September 30, 1999, DJONT had a cumulative shareholders' deficit of $15 million. The shareholders' deficit results primarily from losses incurred as a consequence of the one-time costs of the renovation, redevelopment and rebranding programs at the Hotels and the substantial number of room and suite nights lost due to renovation. Currently, management expects DJONT to be profitable in the fourth quarter and to recognize only a small loss for the year. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive shareholders' equity is restored. It is anticipated that DJONT's future earnings will be sufficient to enable it to continue to make its lease payments under the Percentage Leases.

         Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations when due under the respective Percentage Leases relating to a total of 34 of the Hotels. No loans were outstanding under such agreements at September 30, 1999.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at September 30, 1999, was in the amount of $9.1 million. According to Bristol's financial statements filed with the SEC, for the three and nine months ended September 30, 1999, Bristol had net income of $1.9 and $7.5 million, respectively, and at September 30, 1999, had stockholders' equity of $43.0 million.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of FelCor's capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes.

         FelCor's board of directors has authorized FelCor to repurchase up to $100 million of its outstanding common shares and the stock repurchases may, at the discretion of the Company's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. The Company expects to fund the repurchase program through the use of cash, existing credit facilities, proceeds from the sale of assets and debt refinancings. Beginning in October of 1999 through November 10, 1999 the Company purchased approximately 2.1 million shares of outstanding common stock of FelCor on the open market pursuant to its previously announced $100 million stock buyback program.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At September 30, 1999, the Company was in compliance with all such covenants.

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

         At September 30, 1999, the Company had $48.0 million of cash and cash equivalents and had utilized $545 million of the $850 million available under the Line of Credit. Certain significant credit and debt statistics at September 30, 1999 are as follows:

          o    Interest coverage ratio of 3.4x
          o    Total debt to annualized EBITDA of 4.1x
          o    Borrowing capacity of $305 million under the Line of Credit
          o    Consolidated debt equal to 39.4% of investment in hotels, at cost
          o    Fixed interest rate debt equal to 60% of total debt
          o Weighted average maturity of fixed interest rate debt of approximately six years
          o    Mortgage debt to total assets of 11%
          o Debt of less than $5 million and $32 million maturing in the remainder of 1999 and 2000, respectively.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit and Senior Term Loan without an exchange of the underlying principal amount, and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at September 30, 1999, are summarized in the following table:

                                                               SWAP RATE
                                                               RECEIVED
                             SWAP RATE       EFFECTIVE       (VARIABLE) AT           SWAP
       NOTIONAL AMOUNT      PAID (FIXED)     FIXED RATE         9/30/99             MATURITY
       ---------------      ------------     ----------        ---------          -------------
        $ 50 million           6.111%          7.736%            5.309%           October 1999
        $ 25 million           5.955%          7.580%            5.373%           November 1999
        $ 25 million           5.558%          7.183%            5.371%           July 2001
        $ 25 million           5.548%          7.173%            5.371%           July 2001
        $ 75 million           5.555%          7.180%            5.371%           July 2003
        $100 million           5.796%          8.296%            5.371%           July 2003
        $ 25 million           5.826%          8.326%            5.371%           July 2003
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

         During the third quarter 1999, the Company entered into Forward Rate Agreements which fix three month LIBOR on $188 million of floating rate debt at an average rate of 5.93%, effective December 8, 1999.

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

         The Company has spent approximately $8 million through the third quarter of 1999 to remediate Year 2000 issues and anticipates spending an additional $1 million to remediate all Year 2000 issues, which amount is included in the Company's 1999 capital plans. The majority of the unspent funds relate to the acquisition and systematic implementation of Year 2000 compliant computer hardware and software for the Hotels. The Company and the managers of the Hotels are confident this phase of the project will be completed by December 15, 1999.

         Concurrent with the assessment of the Year 2000 issue, the Company and its hotel managers and Lessees are developing contingency plans intended to mitigate and respond to disruptions in business operations that may result from Year 2000 issues, and are developing cost estimates for such plans. This phase of the Year 2000 project will extend into 2000.

         The Company and the operators of the Hotels rely upon operational and financial systems provided by independent, external providers of products and services. These businesses include suppliers of electricity, natural gas, telephone service and other public utilities, financial institutions, and airlines. Since the Company does not control these external businesses, it cannot ensure they will be ready for Year 2000, which in turn could disrupt the operations of the Hotels or cause potential hotel guests to postpone or cancel their travel plans. The Company has received assurances from the managers of the Hotels, the franchisors of the Hotels and the Lessees, that they have implemented appropriate steps to assure that the Year 2000 readiness of these external businesses. However, if these external businesses were to experience a Year 2000 problem, the resulting business disruption could have a material adverse effect on our results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1999.

                          PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         For information relating to asset acquisitions and certain other transactions by the Company through September 30, 1999, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

             Exhibit
             Number                         Description
             -------                        -----------

             10.8 Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to FelCor's Form 10-Q for the quarter ended September 30, 1999 (the "September 1999 10-Q") and incorporated herein by reference).

             10.18.1 Second Amendment to Credit Agreement dated as of August 20, 1999, among FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.19.1 to the September 1999 10-Q and incorporated herein by reference).

             10.21.4 Second Amendment to Loan Agreement dated as of August 20, 1999, among FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.22.4 to the September 1999 10-Q and incorporated herein by reference).

             27             Financial Data Schedule.

         (b)      Reports on Form 8-K:

     Registrant did not file any reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999

                                FELCOR LODGING LIMITED PARTNERSHIP

                                By: FelCor Lodging Trust Incorporated
                                    Its General Partner



                                By:        /s/ Lester C. Johnson
                                   -----------------------------------------
                                             Lester C. Johnson
                                         Vice President and Controller
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
  Number                   Description
 --------                  -----------
  10.8                     Non-Qualified Deferred Compensation Plan, as amended
                           and restated July 1999 (filed as Exhibit 10.9 to
                           FelCor's Form 10-Q for the quarter ended September
                           30, 1999 (the "September 1999 10-Q") and incorporated
                           herein by reference).

  10.18.1                  Second Amendment to Credit Agreement dated as of
                           August 20, 1999, among FelCor Lodging Trust
                           Incorporated and FelCor Lodging Limited Partnership, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.19.1 to the September 1999 10-Q and incorporated herein by reference).

  10.21.4                  Second Amendment to Loan Agreement dated as of August
                           20, 1999, among FelCor Lodging Trust Incorporated and
                           FelCor Lodging Limited Partnership, as Borrower, the financial institutions party thereto, and The Chase
                           Manhattan Bank, as administrative agent (filed as Exhibit 10.22.4 to the September 1999 10-Q and incorporated herein by reference).

  27                       Financial Data Schedule.