Form 10-K
period 1999-12-31
FELCOR LODGING L P
filed 2000-03-31
CIK 1048789

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      NONE
                                (Title of class)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting limited partnership interests held by non-affiliates of the registrant, as of March 15, 2000, was approximately $23 million.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report on Form 10-K, for the fiscal year ended December 31, 1999 of FelCor Lodging Trust Incorporated -Part III

================================================================================

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                                                                             FORM 10-K
ITEM NO.                                                                                       REPORT
--------                                                                                       PAGE
                                                                                             ---------
                                     PART I
1.   Business......................................................................................1
2.   Properties.................................................................................. 15
3.   Legal Proceedings............................................................................22
4.   Submission of Matters to a Vote of Security Holders..........................................22

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters........................23
6.   Selected Financial Data......................................................................25
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........26
7A.  Quantitative and Qualitative Disclosures About Market Risk...................................38
8.   Financial Statements and Supplementary Data..................................................38
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........38

                                    PART III

10.  Directors and Executive Officers of the Company .............................................39
11.  Executive Compensation.......................................................................39
12.  Security Ownership of Certain Beneficial Owners and Management...............................39
13.  Certain Relationships and Related Transactions...............................................40

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................41

                                     PART I

ITEM 1. BUSINESS

         FelCor Lodging Limited Partnership and its subsidiaries ("the Company") at December 31, 1999, owned interests in 188 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, one of the nation's largest hotel real estate investment trusts ("REIT"). At December 31, 1999, FelCor owned a greater than 95% equity interest in the Company. The Company owns 100% interests in 163 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels. The Hotels are located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (20 hotels), Florida (18 hotels) and Georgia (15 hotels).

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, at December 31, 1999:

          BRAND                                                  TOTAL
          -----                                                  -----
          Embassy Suites                                         58
          Holiday Inn                                            44
          Doubletree and Doubletree
          Guest Suites(R)                                        16(1)
          Crowne Plaza and Crowne
          Plaza Suites(R)                                        18
          Holiday Inn Select(R)                                  10
          Sheraton(R)and Sheraton
          Suites(R)                                              10
          Hampton Inn(R)                                          9
          Holiday Inn Express(R)                                  5
          Fairfield Inn(R)                                        5
          Harvey Hotel(R)                                         4
          Independents                                            3
          Courtyard by Marriott(R)                                2
          Four Points by Sheraton(R)                              1
          Hilton Suites(R)                                        1
          Homewood Suites(R)                                      1
          Westin(R)                                               1
                                                               ----
               Total Hotels                                     188
                                                               ====

-------------

          (1) On January 1, 2000, two of these Doubletree Guest Suites hotels were converted to the Embassy Suites brand.

         The Company seeks to increase operating cash flow through both internal growth and selective acquisitions, while maintaining a flexible and conservative capital structure. In addition to renovating, redeveloping and repositioning the Company's acquired hotels, the Company may seek to acquire new upscale properties that will benefit from affiliation with one of the premium brands available to the Company through our strategic brand owner and manager relationships with Hilton Hotels Corporation ("Hilton"), Bass Hotels & Resorts Inc. ("Bass") and Starwood Hotels & Resorts Worldwide, Inc. ("Starwood").

         In support of this strategy, on July 28, 1998, Bristol Hotel Company was merged into FelCor. FelCor then contributed the assets so acquired to the Company in exchange for approximately 31 million units of partnership interest, resulting in the Company acquiring 107 primarily full-service hotels (the "Merger"). These hotels added more than 28,000 rooms and suites to the Company's portfolio, more than doubling the Company's size. The merger also provided diversification, both geographically and by asset class, by adding hotels in many of our key markets and broadening our portfolio in the full-service, upscale and midscale hotel markets. During 1998, the Company purchased 16 hotels in addition to those acquired in the merger. During 1999, the Company sold six of the hotels acquired in the Merger that did not meet our investment criteria and acquired a 50% joint venture interest in one hotel.

         The Leases. To enable FelCor to satisfy certain requirements for qualification as a REIT, generally the Company cannot operate the hotels in which it invests. Accordingly, at December 31, 1999, the Company leased 85 hotels to DJONT Operations, L.L.C. and its consolidated subsidiaries ("DJONT") and 100 hotels to Bristol Hotels & Resorts and its consolidated subsidiaries ("Bristol"), which succeeded to the hotel operating business of Bristol Hotel Company prior to its merger into FelCor. On February 28, 2000, Bass plc and Bristol jointly announced a definitive merger agreement pursuant to which Bass plc expects to acquire Bristol during April 2000. Three of the hotels were not leased at December 31, 1999 (on January 1, 2000, a lease on one of these hotels became effective between the Company and DJONT).

         The Company's leases generally have initial terms of five to 15 years and provide for rent equal to the greater of a minimum base rent or a percentage rent based on room and suite revenues, food and beverage revenues, food and beverage rents and, in certain instances, other hotel revenues. Such arrangements are generally referred to as Percentage Leases.

         The Lessees. Bristol, which is a publicly traded company, is one of the largest independent hotel operating companies in North America and operated the largest number of Bass-branded hotels in the world. DJONT is a private company controlled by Thomas J. Corcoran, Jr., the President, Chief Executive Officer and a director of FelCor.

         Bristol manages all of the hotels leased by it, plus one of the three FelCor hotels that were not leased at December 31, 1999. DJONT has entered into management agreements pursuant to which 72 hotels leased by it are managed by subsidiaries of Hilton, ten are managed by subsidiaries of Starwood and three are managed by two unrelated management companies.

THE INDUSTRY

         The United States hotel industry profitability has improved each year since 1992, the longest sustained growth in history. According to PricewaterhouseCoopers LLP's December 1999/January 2000 Lodging Research Journal, after a period of extended unprofitability in the late 1980's and early 1990's, during which time the increase in supply of new hotel rooms significantly outpaced growth in room demand, lodging industry revenues increased every year from 1992 through 1999 and is expected to increase again in 2000. The percentage growth in room demand exceeded percentage growth in new room supply from 1992 through 1996. While 1997 and 1998 experienced the highest number of new room starts in the prior 10 years, 1999 showed a decline in new room starts from 1997-1998 levels. In spite of the above-average increases in room supply, according to PricewaterhouseCoopers LLP's December 1999/January 2000 Lodging Research Journal, annual revenue per available room has grown each year from 1995 through 1999 and is expected to continue to grow in 2000.

         Smith Travel Research, another leading provider of industry data, classifies hotel chains into five distinct categories: Upper Upscale, Upscale, Midscale with Food & Beverage, Midscale Without Food & Beverage, and Economy. We remain focused primarily on properties in the Upper Upscale, Upscale, and Midscale With Food & Beverage categories, from which we derived approximately 97% of our revenues in 1999. PricewaterhouseCoopers LLP's December 1999/January 2000 Lodging Research Journal projects that for 2000, RevPAR growth will be 2.4% for Upper Upscale hotels, 2.9% for Upscale hotels, and 3.0% for hotels in the Midscale With Food & Beverage category. The same publication projects 2000 changes in supply and demand for each segment: Upper Upscale hotels, supply growth of 4.3% with a demand growth of 3.2%; Upscale hotels, supply growth of 7% with a demand growth of 7.3%; and hotels in the Midscale With Food & Beverage category with no change in supply growth and a decline in demand of 0.7%.

BUSINESS STRATEGY

         The Company seeks to increase operating cash flow through active asset management. In addition to actively overseeing the operation of its hotels by the Lessees and their managers, the Company applies its asset management expertise to the renovation, redevelopment and rebranding of its hotels, to the maintenance of strong strategic relationships with its brand owners and managers, and to maintaining financial flexibility and a conservative balance sheet.

HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING

         The Company has historically differentiated itself from many of its competitors by:

          o the practice of upgrading, renovating and/or redeveloping most of the Company's acquired hotels to enhance their competitive position and, in certain instances, rebranding them to improve their revenue generating capacity; and

          o the ongoing program for the maintenance of our upgraded hotel's, which includes:

                    o the contribution of at least 4% of annual room and suite revenue for the DJONT hotels and 3% of total annual hotel revenue for the Bristol hotels for routine capital replacements and improvements; and

                    o ensuring the Lessees' adherence to a maintenance and repair program amounting to approximately 4.5% of annual hotel revenues.

         For information regarding the Company's renovation, redevelopment and rebranding activities during 1999 and 1998, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Renovations, Redevelopments and Rebrandings" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1999.

MAINTENANCE OF STRONG STRATEGIC RELATIONSHIPS

         The Company benefits from strategic brand owner and manager relationships with Hilton (Embassy Suites, Doubletree and Hilton Suites), Bass and Bristol (Crowne Plaza and Holiday Inn) and Starwood (Sheraton and Westin).

          o Hilton, which acquired Promus Hotel Corporation on November 30, 1999, now has a hotel portfolio of more than 1,750 hotels with more than 300,000 rooms in 50 countries, and is now the largest operator of full-service, all-suite hotels in the United States. In addition to its Hilton and Conrad International-branded hotels, Hilton now owns the Embassy Suites, Doubletree and Doubletree Guest Suites brands and manages 72 of our hotels. As a result of its acquisition of Promus, Hilton acquired an equity interest in our Company having an aggregate value of approximately $25 million at December 31, 1999, and it became a 50% partner in joint ventures with us in the ownership of 12 hotels and the holder of a 10% equity interest in certain subsidiaries owning six hotels. The relationship with Promus and its Embassy Suites brand provided the foundation for our historical growth, and we expect to expand our relationship with Hilton, as the successor to Promus.

          o Bass operates or franchises more than 2,800 hotels worldwide, with over 457,000 guest rooms in more than 90 countries around the world. Among the brands owned by Bass are Crowne Plaza, Holiday Inn, Holiday Inn Select, Holiday Inn Express and Inter-Continental. Bass, together with its subsidiaries, beneficially owns approximately 49.6% of the stock of Bristol and have announced a definitive merger agreement pursuant to which they expect to acquire the remaining shares of Bristol during April 2000. Subsidiaries of Bass also own approximately 8.8% of FelCor's outstanding common stock ("Common Stock"). In addition, subsidiaries of Bass own an aggregate of 4,713,185 limited partnership units of the Company ("Units"). Under certain circumstances, these Units may be redeemed for a like number of shares of FelCor Common Stock. If so redeemed, Bass and its affiliates would own approximately 16.0% of FelCor's Common Stock. Bristol is one of the largest hotel operating companies in North America and operates the largest number of Bass-branded hotels in the world. On February 28, 2000,

               Bass and Bristol jointly announced a definitive merger agreement pursuant to which Bass expects to acquire the remaining shares of Bristol during April 2000.

          o Starwood is one of the world's largest hotel operating companies. Directly and through subsidiaries, Starwood owns, leases, manages or franchises approximately 716 hotels with more than 217,000 rooms in 70 countries. The Company's strategic alliance with Starwood, coupled with the purchase of seven Sheraton hotels in 1997, provided the Company with its initial entry into the upscale, full-service, non-suite hotel market. Most recently, in October 1999, the Company formed a joint venture with Starwood, owned 50% by us and 50% by Starwood, which acquired the 437-room Sheraton Premier Hotel in Tysons Corner, Virginia.

MAINTENANCE OF FINANCIAL FLEXIBILITY

         The Company is committed to maintaining substantial financial flexibility. FelCor's Board of Directors has authorized the repurchase of up to $300 million of FelCor's Common Stock. Through March 15, 2000, FelCor has completed the repurchase of approximately 7.8 million shares for $134 million at an average purchase price of $17.22 per share. The Company has concurrently redeemed a like number of Units from FelCor at a like cost.

         At December 31, 1999, the consolidated indebtedness of the Company was approximately 40% of its investment in hotels, at cost, and its interest coverage ratio was 3.3-to-1. In funding its growth, the Company has used a broad selection of financing sources to minimize the cost of capital, including public equity, collateralized mortgage-backed securities, public and private debt, and asset divestitures. We believe that our capital structure, following the completion of our share repurchases, will continue to be among the most conservative in the hotel REIT industry. We believe our financial flexibility should enable us to pursue selective expansion opportunities and to take advantage of renovation, redevelopment and rebranding opportunities to help us improve our hotels' competitive position. Our ability to make significant future acquisitions will be largely dependent upon the Company's ability to obtain additional equity financing.

FINANCING TRANSACTIONS

         On March 4, 1999, the Company completed a $63 million first mortgage term loan. This loan is collateralized by three hotels, bears interest at 200 basis points over LIBOR, matures in February 2003 and amortizes over 25 years. The proceeds from this loan were used to pay off a $44 million mortgage loan due December 2002 and to acquire ownership of land previously held under ground leases.

         On April 1, 1999, the Company entered into a $375 million term loan ("the Senior Term Loan"), increasing its credit facilities to $1.2 billion, consisting of the Senior Term Loan which matures in March 2004 and an $850 million revolving line of credit ("Line of Credit") which matures in June 2001. The Line of Credit, Senior Term Loan and the Company's publicly traded term notes are collateralized by stock and partnership interests in certain subsidiaries of FelCor. The financial covenants in the Senior Term Loan are consistent with those in the Company's existing Line of Credit. If the Company achieves investment grade credit ratings from the applicable rating agencies, or when the Senior Term Loan is retired, the stock and partnership interest collateral will be released. The proceeds of the Senior Term Loan were used to prepay a $250 million term loan, which was to mature on December 31, 1999, and initially to reduce borrowings under the Company's Line of Credit. Interest payable on borrowings under the credit facilities is variable, determined from a ratings and leverage-based pricing matrix, ranging from 87.5 basis points to 275 basis points above LIBOR (30-day LIBOR at December 31, 1999, was 5.83%). The interest rate spread on the Line of Credit ranged from 150 to 162.5 basis points in 1999. Additionally, the Company is required to pay an unused commitment fee on the Line of Credit which is variable, determined from a ratings-based pricing matrix, ranging from 20 to 30 basis points. In 1999 and 1998, the Company wrote off approximately $1.1 million and $2.5 million, respectively, of deferred financing fees relating to the term loan of $250 million and the previous unsecured credit facility of $550 million, respectively. For the years ended December 31, 1999, 1998, and 1997, the Company paid interest on its unsecured credit facilities at weighted average interest rates of 7.1%,

7.1% and 7.6%, respectively. At December 31, 1999, the Company had borrowing capacity under its Line of Credit of $186 million.

         On April 1, 1999, the Company also closed a 10-year, $100 million mortgage loan. This loan is non-recourse (with certain exceptions), is collateralized by seven Embassy Suites hotels, carries a fixed rate coupon of 7.54%, matures in April 2009 and amortizes over 25 years. The proceeds from this loan were used to reduce outstanding borrowings under the Company's Line of Credit.

         On May 13, 1999, the Company closed a 10-year, $75 million mortgage loan. This loan is non-recourse (with certain exceptions), is collateralized by six Embassy Suites hotels, carries a fixed rate coupon of 7.55%, matures in June 2009 and amortizes over 25 years. The proceeds from this loan were used initially to reduce outstanding borrowings under the Company's Line of Credit.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1999, the Company was in compliance with all such covenants.

          The Company had approximately $186 million in borrowing capacity under its Line of Credit at December 31, 1999 and FelCor had the ability to issue up to $946 million of Common Stock, Preferred Stock, debt securities and/or Common Stock warrants under shelf registration statements previously declared effective. Given the current market prices of its equity securities, FelCor has no present intention to effect a public offering of equity securities in the near future.

HOTEL OPERATING PERFORMANCE

         Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for approximately 97% of the Company's Percentage Lease revenue. As a result of the renovation and rebranding of hotels, approximately 98% of Percentage Lease revenue for 2000 is expected to be derived from upscale and full service hotels.

         For a detailed discussion of the Company's hotel operating performance, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-The Hotels-Actual" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1999.

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

COMPETITION

         The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full-service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. An increase in the number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room or suite ("RevPAR") of the Company's hotels in that area. The

Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

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

PROPERTY TAXES

         Each Hotel is subject to real and personal property taxes, which are borne by the Company under the Percentage Leases. During 1999, real and personal property taxes incurred by the Company amounted to $52.1 million, or 10.3 % of the Company's total revenues. Real and personal property taxes on the Hotels may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. FelCor's Vice President, Taxes, Michael L. Hunter and his staff, work with the numerous taxing authorities, both directly and through independent agents, to assure that the Hotels are fairly assessed and to minimize the Company's tax liabilities.

TAX STATUS OF FELCOR

         FelCor has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level, on its taxable income that is distributed to its shareholders. FelCor may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 95% of its taxable income (this will change to 90% beginning in 2001). In connection with FelCor's election to be taxed as a REIT, FelCor's Charter imposes restrictions on the ownership and transfer of shares of its Common Stock. The Company expects to make distributions on its Units sufficient to enable FelCor to meet its distribution obligations as a REIT. FelCor and the Company have adopted the calendar year as their taxable year.

REIT MODERNIZATION ACT

     On December 17, 1999, the provisions of the REIT Modernization Act were enacted into law. These provisions, which will become effective January 1, 2001, will, among other things:

     o reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90%, and

     o subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from its parent hotel REIT, provided that the hotels in question continue to be managed by unrelated third parties.

LESSEE OPERATIONS

         At December 31, 1999, the Lessees leased all but three of the Hotels under Percentage Leases, pursuant to which the Lessee is obligated to pay the Company the greater of a minimum Base Rent or Percentage Rent based on a percentage of revenues. See "Item 2. Properties" for additional information regarding the terms of the Percentage Leases. The Lessees have entered into, and are responsible for the payment of all fees under, the franchise licenses and management agreements relating to the Hotels, may hold the liquor licenses applicable to the Hotels, own and maintain the inventories required for the operation of the Hotels, pay for normal maintenance and repair expenses, enter into various operating, maintenance and service agreements with respect to the Hotels, and are responsible for compliance with the license, management and other agreements affecting hotel operations. In addition, the Lessees provide asset management services to the Hotels, including the supervision of the day-to-day operations of the Hotels by the management companies engaged to manage such Hotels and the establishment and implementation of capital expenditure programs.

         Thomas J. Corcoran, the President, Chief Executive Officer and a Director of FelCor and Hervey A. Feldman, Chairman Emeritus of FelCor, as the beneficial owners of an aggregate 50% common equity interest in DJONT, have entered into an agreement with the Company pursuant to which they have agreed that, through April 15, 2005, any distributions received by them from DJONT (in excess of their tax liabilities with respect to the income of DJONT) will be utilized to purchase FelCor Common Stock or Units from the Company in an underwritten public offering or annually, at the then current market prices. The agreement stipulates that Messrs. Feldman and Corcoran are restricted from selling the stock so acquired for a period of two years from the date of purchase. RGC Leasing, Inc., which owns the other 50% common equity interest in the Lessee, may elect to purchase FelCor Common Stock or Units upon similar terms, at its option. Pursuant to this agreement, each of Messrs. Feldman and Corcoran purchased 3,775 shares of FelCor Common Stock in December 1995. The FelCor Independent Directors (as herein defined) may suspend or terminate such agreement at any time.

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

REPAIRS AND MAINTENANCE

         During the year ended December 31, 1999, approximately $38.5 million and $32.7 million was spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.6% of total hotel revenues.

EMPLOYEES

         The Company has no employees. Management functions of the Company are performed by FelCor as the sole general partner. Mr. Corcoran entered into an employment agreement with FelCor in 1994 that continues through 2000. None of FelCor's other executive officers has an employment agreement with FelCor. In addition to Mr. Corcoran, FelCor had 48 other full-time employees at December 31, 1999. All persons employed in the day-to-day operation of the Company's Hotels are employees of the management companies engaged by the Lessees to operate such Hotels and are not employees of FelCor or the Company.

PERSONNEL AND OFFICE SHARING ARRANGEMENTS

         The Company's general partner, FelCor, shares executive offices and certain employees with DJONT and FelCor, Inc. (a private company controlled by Messrs. Feldman and Corcoran). Each entity bears an allocated share of the costs thereof, including but not limited to rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by FelCor), office supplies, telephones and depreciation of office furniture, fixtures and equipment. The Company reimburses FelCor for its share of such allocated costs. Any such allocation of shared expenses to the Company is required to be approved by a majority of FelCor's Independent Directors. During 1999, approximately $5.7 million (approximately 89.5% of all allocable expenses) were paid by the Company and FelCor under this arrangement.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         CERTAIN STATEMENTS AND ANALYSES CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, OR THAT MAY IN THE FUTURE BE MADE BY, OR BE ATTRIBUTABLE TO, THE COMPANY, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. ALL OF SUCH FORWARD-LOOKING STATEMENTS ARE BASED UPON PRESENT EXPECTATIONS AND ASSUMPTIONS THAT MAY OR MAY NOT ACTUALLY OCCUR. THE FOLLOWING FACTORS CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS, INCLUDING MATERIAL RISKS AND UNCERTAINTIES, WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS OR IN THE COMPANY'S HISTORICAL RESULTS. EACH OF THE FOLLOWING FACTORS, AMONG OTHERS, COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO MEET ITS CURRENT EXPECTATIONS.

     Increases in Leverage and Floating Rate Debt; Inability to Retain Earnings or Refinance Debt.

         As a result of FelCor's Merger with Bristol Hotel Company, the Company's leverage increased significantly during 1998. As a result of the Company's aggressive renovation, redevelopment and rebranding program and FelCor's share repurchases (and the Company's corresponding Unit redemptions), its leverage also increased during 1999, and may increase further. At December 31, 1999, the Company had approximately $1.8 billion in indebtedness, of which approximately $464.0 million was collateralized, and consolidated debt equal to approximately 40% of its investment in hotels, at cost. The Company's ratio of EBITDA to interest expense for the years ended December 31, 1999 and 1998 was 3.3-to-1 and 3.8-to-1, respectively. At December 31, 1999, the Company had $695.8 million in floating rate debt, or 37.9% of all the Company indebtedness, that provided for the payment of interest at floating rates. Most of this floating rate debt bears interest at a rate equal to between 1.63% and 2.50% plus the 30-day LIBOR rate. At December 31, 1999, the 30-day LIBOR rate was 5.83%. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense on its floating rate debt and reducing funds available for its current renovation, redevelopment and rebranding plans, for future share repurchases, and for distribution to the Company's unitholders.

         In order to qualify as a REIT, FelCor must distribute to its stockholders, annually, at least 95% (90% effective in 2001) of its net taxable income (excluding capital gains) and the distributions it receives from the Company are its sole source of funds to make such distributions. Accordingly, the Company cannot retain any substantial portion of its earnings to meet its capital needs. At December 31, 1999, the Company had $42.6 million in debt maturing prior to December 31, 2000 and $186 million in borrowing capacity available under its existing Line of Credit. If the Company were to default in the payment of more than $10 million of its outstanding indebtedness, cross default provisions under most of its credit facilities could result in substantially all of the Company's debt being declared immediately due and payable. Should that occur, the Company may be unable to refinance or repay such indebtedness in full under such circumstances.

     Dependence on Lessees' Hotel Operations.

         The Company's revenues currently and in the future will consist primarily of rents received under its leases. The Lessees' payment of such rental obligations is generally unsecured. As the lessee of 100 of the Bristol Hotels, Bristol had a net worth of approximately $43.1 million at December 31, 1999, and is obligated to maintain certain net worth and liquidity requirements. DJONT, which leases 85 of the Hotels, has limited assets, derives its revenue solely from the operation of the Company's hotels and, at December 31, 1999, had a accumulated deficit of approximately $13.1 million. However, DJONT or its subsidiaries have the right to borrow from FelCor, Inc., Promus Hotels, Inc., Doubletree Hotel Corporation, Lee & Urbahns, L.P. and ITT Sheraton Corporation (which have equity interests in and/or are managers of hotels leased by DJONT), on a subordinated basis and subject to certain limitations, up to an aggregate of approximately $17.3 million to meet certain of its rental obligations. The Company will be substantially dependent upon the successful operation of its hotels to enable the Lessees (particularly DJONT) to meet their rental obligations under the leases.

         The leases with DJONT and Bristol have varying terms, generally no longer than 15 years. At the expiration of the lease terms, the Company will be required to negotiate renewals or seek replacement leases, which could adversely affect its results of operations.

     Conflicts of Interest

         Certain FelCor Directors. As of December 31, 1999, DJONT leased 85 of the Company's hotels. All of the voting interests (and a 50% common equity interest) in DJONT are beneficially owned by Hervey A. Feldman and Thomas J. Corcoran, Jr. The remaining 50% of the common equity interests in DJONT are non-voting and are beneficially owned by the children of Charles N. Mathewson, a Director of FelCor. Mr. Feldman is a co-founder and the Chairman Emeritus of FelCor. Mr. Corcoran is a co-founder, President, Chief Executive Officer and Director of FelCor.

         All of the Bristol Hotels are leased to and/or managed by Bristol. No officer or director of Bristol is also an officer or director of FelCor. However, Donald J. McNamara, the Chairman of the Board of FelCor, is a principal in a firm that controls the general partner of United/Harvey Holdings, L.P. ("United Harvey"), which beneficially owns approximately 39.5% of the stock of Bristol. Five partnerships that own substantial equity interests in United Harvey also own in the aggregate approximately 17.3% of FelCor's outstanding Common Stock. In addition, Richard C. North joined FelCor's Board during 1998. Mr. North is the Group Finance Director of the parent of Holiday Hospitality Franchising, Inc. ("Holiday Hospitality"), a subsidiary of Bass plc. Holiday Hospitality is the franchisor of most of the Bristol Hotels and, together with its affiliates, beneficially owns approximately 49.6% of the stock of Bristol and owns approximately 8.8% of FelCor's outstanding Common Stock. In connection with the efforts of Bass to acquire Bristol, as announced on February 28, 2000, a Bass subsidiary (Bass America, Inc.) contributed 4,713,185 shares of outstanding FelCor Common Stock held by it to the Company in exchange for a like number of Units. If these Units were to be redeemed for FelCor Common Stock, Bass and its affiliates would own approximately 16.0% of FelCor's Common Stock. The exchange by Bass of Common Stock for Units will not affect the Company's FFO or earnings per unit, although it results in reducing FelCor's percentage ownership in the Company from approximately 95% to approximately 88%.

         Issues may arise under the leases, franchise agreements and management contracts, and in the allocation of acquisition and leasing opportunities, that present conflicts of interests due to the relationship of these directors to the companies with which they are or have been associated. As an example, any decreases in lease rental rates payable by DJONT would benefit DJONT, in which Messrs. Feldman and Corcoran and Mr. Mathewson's children have a direct economic interest, at the expense of the Company and its unitholders. In the event the Company enters into new or additional hotel leases or other transactions with Bristol, the interests of Mr. McNamara and Mr. North, by virtue of their relationships to significant investors in Bristol, may conflict with the interests of the Company and its unitholders. For example, any decrease in lease rental rates payable by Bristol may decrease the Company's profits to the benefit of Bristol. Also, as the Company seeks to take advantage of the opportunity provided by the REIT Modernization Act to acquire the Lessees, and/or the leases on the Hotels, the personal interests of Messrs. Feldman, Corcoran, Mathewson, McNamara and North may conflict with those of the Company and its unitholders. It is anticipated that any director who has a conflict of interest with respect to an issue presented to the FelCor Board will abstain from voting upon that issue although he will have no legal obligation to do so. FelCor has no provisions in its bylaws or charter that require an interested director to abstain from voting upon an issue, although each director will have a fiduciary duty of loyalty to FelCor. There is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to the best interests of the Company or FelCor. In addition, even if an interested director abstains in the actual vote, that director's participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

         No Arms-Length Bargaining on DJONT Percentage Leases. The terms of the original leases between the Company and DJONT were not negotiated on an arms-length basis. Accordingly, these Percentage Leases may not reflect fair market values or terms. However, the management of FelCor believes that the terms of these leases are fair to the Company. The rental terms of these leases were set based upon historical financial information and projected operating performance of the respective hotels. The other terms of the leases are typical of the provisions found in other leases entered into in similar circumstances. The leases were approved by a majority of the Independent Directors of FelCor at the time they were entered into.

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

     Restrictive Debt Covenants

         At December 31, 1999, the Company's unsecured Line of Credit and Senior Term Loan provided for borrowings of up to an aggregate of $1.2 billion, of which the Company had borrowed approximately $1.0 billion. The Company also had issued and outstanding $298 million (net of discount) in principal amount of publicly-traded senior term notes. The agreements governing the Company's Line of Credit, Senior Term Loan and senior notes contain various restrictive covenants, including, among others, provisions restricting the Company or FelCor from incurring indebtedness, making investments, engaging in transactions with stockholders and affiliates, incurring liens, merging or consolidating with another person, disposing of all or substantially all of its assets or permitting limitations on its subsidiaries with respect to the payment of dividends or other amounts to the Company. In addition, these agreements require the Company to maintain certain specified financial ratios. Under the most restrictive of these provisions, the Company's maximum additional indebtedness that could be incurred for the acquisition of hotel properties would have been limited to approximately $989.5 million at December 31, 1999. These covenants also may restrict the Company's ability to engage in certain transactions. In addition, any breach of these limitations could result in the acceleration of most of the Company's outstanding indebtedness. The Company may not be able to refinance or repay this indebtedness in full under such circumstances.

     Matters That May Adversely Affect the Hotel Industry

         Fewer Growth Opportunities. There has been substantial consolidation in, and capital allocated to, the U.S. lodging industry since the early 1990s. This has generally resulted in higher prices for hotels and fewer attractive acquisition opportunities. The hotel REIT industry, including FelCor, has suffered from declining stock prices over the past two years, limiting the ability to raise additional equity capital at reasonable prices which it would contribute to the Company for Units. An important part of the Company's historical growth strategy has been the acquisition and, in many instances, the renovation and repositioning, of hotels at less than replacement cost. Continued industry consolidation and competition for acquisitions, and limitations on the availability of reasonably priced equity capital, could adversely affect the Company's future growth prospects. The Company competes for hotel investment opportunities and capital with other companies, some of which have greater financial or other resources. Certain competitors may be able to obtain capital at lower costs and to pay higher prices for properties than the Company.

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

         Competition. Each of the Company's Hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been or may be built in a number of the geographic areas in which the Hotels are located, which could adversely affect the results of operations of these hotels. According to PricewaterhouseCoopers LLP's December 1999/January 2000 Hospitality Directions, total hotel room supply in the United States is expected to increase by 3.5% or approximately 136,500 rooms, from 1999 to 2000, while the demand for hotel rooms is expected to increase only 3.0% during the same period. Management believes that most of the increase in United States hotel room supply has been in the limited service or extended stay segments of the hotel industry, from which FelCor derives approximately 5% of its revenues. An oversupply of hotel rooms, regardless of market segment, could adversely affect both occupancy and rates in the markets in which the Hotels are located. However, a significant increase in the supply of midscale and upscale hotel rooms and suites, if demand fails to increase proportionately, could have a more severe adverse effect on the Company's operations.

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

     Limitations on Acquisitions and Improvements

         Since the completion of FelCor's Merger with Bristol Hotel Company in July 1998, the Company's growth strategy has been focused, and it presently intends to focus during 2000, on its internal growth strategy, which includes the renovation, redevelopment and rebranding of its hotels to achieve improved revenue performance. The Company is limited in its ability to fund its growth solely from cash provided from operating activities, because FelCor must distribute to its stockholders at least 95% (90% beginning in 2001) of its taxable income each year to maintain its status as a REIT. Consequently, the Company may rely, to a significant extent, upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Given the current market prices of its equity securities, FelCor has no present intention to effect a public offering of equity securities in the near future, the proceeds of which it would contribute to the Company for Units. Consequently, the Company will be dependent upon its ability to attract debt financing from public or institutional lenders. There can be no assurance that the Company will be successful in attracting sufficient debt financing to fund future growth at an acceptable cost. In addition, FelCor's Board has adopted a policy of limiting indebtedness to not more than 50% of the Company's investment in hotel assets, at cost, which could also limit the Company's ability to incur additional indebtedness to fund its continued growth. At December 31, 1999, the Company's indebtedness represented approximately 40% of its investment in hotel assets, at cost.

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

         If FelCor failed to qualify as a REIT, FelCor would be required to pay federal income tax on its taxable income. The Company might need to borrow money or sell hotels in order to distribute to Felcor the funds to pay any such tax. However, FelCor would no longer be required to pay out most of its taxable income to its stockholders, which may reduce the Company's need to make distributions to unitholders. Unless FelCor's failure to qualify as a REIT were excused under federal income tax laws, FelCor could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

         Failure to Make Required Distributions Would Subject FelCor to Tax. In order to qualify as a REIT, each year FelCor must pay out to its stockholders at least 95% (90% beginning in 2001) of its taxable income (other than any net capital gain). In addition, FelCor would be subject to a 4% nondeductible tax if the actual amount it pays out to its stockholders in a calendar year were less than the minimum amount specified under federal tax laws. FelCor has paid out and intends to continue to pay out its income to its stockholders in a manner intended to satisfy the 95% test and to avoid the 4% tax. FelCor's only source of funds to make such distributions comes from distributions by the Company on its Units. Accordingly, the Company may be required to borrow money or sell assets to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy the 95% test and to avoid the 4% tax in a particular year.

         Failure to Distribute Earnings and Profits in Connection With the 1998 Merger With Bristol Hotel Company Would Cause FelCor to Fail to Qualify as a REIT. At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. Arthur Andersen LLP prepared and provided to FelCor its computation of the accumulated earnings and profits of Bristol Hotel Company through the date of the Merger. Based upon such computation, in addition to its regular fourth quarter 1998 distribution, FelCor paid a special one-time distribution of $0.345 per share on its Common Stock, and $0.207 per share on its Series A Preferred Stock, in respect of such accumulated earnings and profits. Corresponding distributions were made by the Company on its Units. However, the determination of a company's accumulated earnings and profits for federal income tax purposes is extremely complex and the computations by Arthur Andersen LLP are not binding upon the Internal Revenue Service. Should the Internal Revenue Service successfully assert that the accumulated earnings and profits of Bristol Hotel Company were greater than the amount so distributed by FelCor, it may fail to quality as a REIT.

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

     Effect of Market Interest Rates on the Price of the Common Stock

         One of the factors that may affect the price of FelCor's Common Stock is the amount of distributions to stockholders in comparison to yields on other financial instruments. An increase in market interest rates would provide higher yields on other financial instruments, which could adversely affect the price of FelCor's Common Stock and the value of the Company's Units.

     Reliance on Key Personnel and Board of Directors

         FelCor's stockholders have no right to participate in FelCor's management, except through the exercise of their voting rights. FelCor's Board of Directors will be responsible for oversight of the management of the Company. The Company's future success will be dependent in part on FelCor's ability to retain key personnel, including Mr. Corcoran.

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

         Costs of Complying with Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations (including hotels) are required to meet certain federal requirements for access and use by disabled persons. FelCor's management believes that its hotels are substantially in compliance with the requirements of the ADA. However, a determination that the hotels are not in compliance with the ADA could result in liability for both governmental fines and damages to private parties. If the Company were required to make unanticipated major modifications to the hotels to comply with the requirements of the ADA, it could adversely affect its ability to pay its obligations and make distributions to its unitholders.

ITEM 2. PROPERTIES

THE HOTELS

         The following table sets forth certain descriptive information regarding the Hotels in which the Company had ownership interests at December 31, 1999:

                                                                                         YEAR     NUMBER OF
LOCATION                                       FRANCHISE BRAND             LESSEE      ACQUIRED  ROOMS/SUITES
--------                                       ---------------             ------      --------  ------------
Birmingham, AL(1)...........................   Embassy Suites              DJONT         1996       242
Montgomery, AL..............................   Holiday Inn                 Bristol       1998       213
Flagstaff, AZ...............................   Embassy Suites              DJONT         1995       119
Phoenix (Airport), AZ.......................   Embassy Suites              DJONT         1998       229
Phoenix (Camelback), AZ.....................   Embassy Suites              DJONT         1996       232
Phoenix, (Crescent), AZ.....................   Sheraton                    DJONT         1997       342
Scottsdale, AZ(2)...........................   Fairfield Inn               Bristol       1998       218
Tempe, AZ(1)................................   Embassy Suites              DJONT         1998       224
Texarkana (I-30), AR(2).....................   Holiday Inn                 Bristol       1998       210
Anaheim (Disney(R)Area), CA(1)...............  Embassy Suites              DJONT         1996       222
Burlingame (S.F. Airport So.), CA(2)........   Embassy Suites              DJONT         1995       340
Covina (I-10), CA(1)(3).....................   Embassy Suites              DJONT         1997       259
Dana Point, CA..............................   Doubletree Guest Suites     DJONT         1997       196
El Segundo (LAX Airport South), CA(2).......   Embassy Suites              DJONT         1996       350
Irvine (Orange County Airport, CA...........   Crowne Plaza                Bristol       1998       335
Los Angeles (LAX Airport North), CA.........   Embassy Suites              DJONT         1997       215
Milpitas, CA(1).............................   Embassy Suites              DJONT         1996       266
Milpitas, CA................................   Crowne Plaza                Bristol       1998       305
Napa, CA(1).................................   Embassy Suites              DJONT         1996       205
Oxnard (Mandalay Beach), CA.................   Embassy Suites              DJONT         1996       249
Palm Desert, CA(1) .........................   Embassy Suites              DJONT         1998       198
Pleasanton, CA..............................   Crowne Plaza                Bristol       1998       244
Santa Barbara, CA(1)........................   Holiday Inn                 Bristol       1998       160
San Diego (On-the-Bay), CA(2)...............   Holiday Inn                 Bristol       1998       600
San Francisco (Financial District), CA(2)...   Holiday Inn                 Bristol       1998       566
San Francisco (Fisherman's Wharf), CA(2)....   Holiday Inn                 Bristol       1998       585
San Francisco (Union Square), CA............   Crowne Plaza                Bristol       1998       403
San Rafael (Marin Co.), CA(1)(3)............   Embassy Suites              DJONT         1996       235
South San Francisco (Airport North), CA.....   Embassy Suites              DJONT         1996       312
Avon (Beaver Creek Resort), CO..............   Independent                               1996        73
Denver (Southeast), CO(5)...................   Doubletree                  DJONT         1998       248
Hartford (Downtown), CT.....................   Crowne Plaza                Bristol       1998       342
Stamford, CT(2).............................   Holiday Inn Select          Bristol       1998       383
Wilmington, DE(5)...........................   Doubletree Guest            DJONT         1998       154
Boca Raton, FL..............................   Doubletree Guest Suites     DJONT         1995       182
Boca Raton, FL..............................   Embassy Suites              DJONT         1996       263
Cocoa, Beach (Ocean Front Resort), FL.......   Holiday Inn                 Bristol       1998       500
Deerfield Beach, FL(1)......................   Embassy Suites              DJONT         1996       244
Ft. Lauderdale, FL(1).......................   Embassy Suites              DJONT         1996       359
Ft. Lauderdale (Cypress Creek), FL..........   Sheraton Suites             DJONT         1998       253
Jacksonville, FL............................   Embassy Suites              DJONT         1994       277
Kissimmee (Nikki Bird Resort), FL(2)........   Holiday Inn                 Bristol       1998       529
Lake Buena Vista (Walt Disney
    World(R)), FL(2) .......................   Doubletree Guest Suites     DJONT         1997       229
Miami (Airport), FL(2)......................   Crowne Plaza                Bristol       1998       304
Miami (Airport), FL(1)......................   Embassy Suites              DJONT         1996       316
Orlando (North), FL.........................   Embassy Suites              DJONT         1994       277
Orlando (South), FL.........................   Embassy Suites              DJONT         1994       244
Orlando (International Drive Resort), FL....   Holiday Inn                 Bristol       1998       652
Orlando (Airport), FL.......................   Holiday Inn Select          Bristol       1998       288
Tampa (Busch Gardens), FL...................   Doubletree Guest Suites     DJONT         1995       129
Tampa (Rocky Point), FL.....................   Doubletree Guest Suites     DJONT         1997       203
Tampa (Near Busch Gardens), FL(2)...........   Holiday Inn                 Bristol       1998       395
Atlanta, GA.................................   Courtyard by Marriott       Bristol       1998       211
Atlanta (Airport), GA(2)....................   Crowne Plaza                Bristol       1998       378
Atlanta (Powers Ferry), GA(1)...............   Crowne Plaza                Bristol       1998       296
Atlanta (Buckhead), GA......................   Embassy Suites              DJONT         1998       317
Atlanta (Airport), GA.......................   Embassy Suites              DJONT         1998       233
Atlanta (Perimeter Center), GA(1)(3)........   Embassy Suites              DJONT         1998       241

                                                                                                    YEAR     NUMBER OF
LOCATION                                           FRANCHISE BRAND                 LESSEE         ACQUIRED  ROOMS/SUITES
--------                                           ---------------                 ------         --------  ------------
Atlanta (Downtown), GA .......................     Fairfield Inn                   Bristol          1998       242
Atlanta (Marietta), GA .......................     Hampton Inn                     Bristol          1998       140
Atlanta (Airport North), GA(1)(2) ............     Holiday Inn                     Bristol          1998       493
Atlanta (Jonesboro South), GA(1) .............     Holiday Inn                     Bristol          1998       180
Atlanta (Perimeter Dunwoody), GA(1) ..........     Holiday Inn Select              Bristol          1998       250
Atlanta (Airport Gateway), GA ................     Sheraton                        DJONT            1997       395
Atlanta (Galleria), GA .......................     Sheraton Suites                 DJONT            1997       278
Brunswick, GA ................................     Embassy Suites                  DJONT            1995       130
Columbus (Airport I-85), GA(2) ...............     Holiday Inn                     Bristol          1998       223
Chicago (Allerton), IL .......................     Crowne Plaza                    Bristol          1998       443
Chicago (Lombard), IL(1)(3) ..................     Embassy Suites                  DJONT            1995       262
Chicago (O'Hare), IL .........................     Sheraton Suites                 DJONT            1997       297
Deerfield, IL ................................     Embassy Suites                  DJONT            1996       237
Moline, IL ...................................     Hampton Inn                     Bristol          1998       138
Moline (Airport), IL(1) ......................     Holiday Inn                     Bristol          1998       216
Moline (Airport), IL(1) ......................     Holiday Inn Express             Bristol          1998       111
Indianapolis (North),  IN(1)(3) ..............     Embassy Suites                  DJONT            1996       221
Davenport, IA ................................     Hampton Inn                     Bristol          1998       132
Davenport, IA ................................     Holiday Inn                     Bristol          1998       287
Colby, KS ....................................     Holiday Inn Express             Bristol          1998        70
Great Bend, KS ...............................     Holiday Inn                     Bristol          1998       173
Hays, KS .....................................     Hampton Inn                     Bristol          1998       116
Hays, KS .....................................     Holiday Inn                     Bristol          1998       191
Overland Park, KS(1)(3) ......................     Embassy Suites                  DJONT            1997       199
Salina, KS(7) ................................     Holiday Inn                     Bristol          1998       192
Salina (I-70), KS(2) .........................     Holiday Inn Express Hotel &
                                                      Suites                       Bristol          1998        93
Lexington, KY ................................     Hilton Suites                   DJONT            1996       174
Lexington, KY ................................     Sheraton Suites                 DJONT            1998       155
Baton Rouge, LA(1) ...........................     Embassy Suites                  DJONT            1996       223
New Orleans, LA ..............................     Embassy Suites                  DJONT            1994       372
New Orleans (Chateau LeMoyne), LA(1)(2)(3) ...     Holiday Inn                                      1998       171
New Orleans (French Quarter), LA(1)(2) .......     Holiday Inn                     Bristol          1998       276
Baltimore (BWI), MD(5)(6) ....................     Doubletree Guest Suites         DJONT            1997       251
Boston (Marlborough), MA .....................     Embassy Suites                  DJONT            1995       229
Boston (Government Center), MA(2) ............     Holiday Inn Select              Bristol          1998       303
Leominster, MA ...............................     Four Points(R)                  Bristol          1998       187
Troy, MI(5)(6) ...............................     Doubletree Guest Suites         DJONT            1997       251
Bloomington, MN ..............................     Embassy Suites                  DJONT            1997       219
Minneapolis (Airport), MN(1) .................     Embassy Suites                  DJONT            1995       310
Minneapolis (Downtown), MN ...................     Embassy Suites                  DJONT            1995       217
St. Paul, MN(7) ..............................     Embassy Suites                  DJONT            1995       210
Jackson (Downtown), MS(1) ....................     Crowne Plaza                    Bristol          1998       354
Jackson (Briarwood), MS(1) ...................     Hampton Inn                     Bristol          1998       119
Jackson (North), MS(1) .......................     Holiday Inn & Suites            Bristol          1998       224
Olive Branch (Whispering Woods Hotel
 and Conference Center), MS ..................     Independent                     Bristol          1998       179
Kansas City (Plaza), MO (1)(2)(3) ............     Embassy Suites                  DJONT            1997       266
Kansas City (Northeast), MO ..................     Holiday Inn                     Bristol          1998       167
St. Louis (Downtown), MO .....................     Embassy Suites                  DJONT            1998       297
St. Louis (Westport), MO(1) ..................     Holiday Inn                     Bristol          1998       320
Omaha, NE ....................................     Doubletree Guest Suites         DJONT            1998       189
Omaha (Central), NE(1) .......................     Hampton Inn                     Bristol          1998       132
Omaha (Southwest), NE ........................     Hampton Inn                     Bristol          1998       132
Omaha (I-80), NE(1) ..........................     Holiday Inn                     Bristol          1998       383
Omaha (Old Mill Northwest), NE ...............     Crowne Plaza                    Bristol          1998       213
Omaha (Southwest), NE ........................     Holiday Inn Express Hotel &
                                                      Suites                       Bristol          1998        78
Omaha (Southwest), NE ........................     Homewood Suites                 Bristol          1998       108
Parsippany, NJ(1)(3) .........................     Embassy Suites                  DJONT            1996       274
Piscataway, NJ ...............................     Embassy Suites                  DJONT            1996       225
Secaucus (Meadowlands), NJ(2)(3) .............     Embassy Suites                  DJONT            1997       261
Secaucus (Meadowlands), NJ ...................     Crowne Plaza                    Bristol          1998       301
Albuquerque (Mountain View), NM ..............     Holiday Inn                     Bristol          1998       360
Syracuse, NY .................................     Embassy Suites                  DJONT            1997       215
Charlotte, NC(1)(3) ..........................     Embassy Suites                  DJONT            1996       274
Raleigh/Durham, NC ...........................     Doubletree Guest Suites         DJONT            1997       203
Raleigh, NC(1)(3) ............................     Embassy Suites                  DJONT            1997       225

                                                                                                    YEAR     NUMBER OF
LOCATION                                           FRANCHISE BRAND                 LESSEE         ACQUIRED  ROOMS/SUITES
--------                                           ---------------                 ------         --------  ------------
Cleveland, OH ................................     Embassy Suites                  DJONT            1995       268
Columbus, OH .................................     Doubletree Guest Suites         DJONT            1998       194
Dayton, OH(1) ................................     Doubletree Guest Suites         DJONT            1997       138
Tulsa, OK ....................................     Embassy Suites                  DJONT            1994       240
Philadelphia (Center City), PA ...............     Crowne Plaza                    Bristol          1998       445
Philadelphia (Independence Mall), PA(1) ......     Holiday Inn                     Bristol          1998       364
Philadelphia (Society Hill), PA ..............     Sheraton                        DJONT            1997       362
Pittsburgh, PA(1) ............................     Holiday Inn Select              Bristol          1998       251
Charleston (Mills House), SC .................     Holiday Inn                     Bristol          1998       214
Myrtle Beach (Kingston Plantation), SC .......     Embassy Suites                  DJONT            1996       255
Roper (Greenville), SC .......................     Crowne Plaza                    Bristol          1998       208
Knoxville (Central), TN(2) ...................     Holiday Inn                     Bristol          1998       242
Nashville, TN ................................     Doubletree Guest Suites         DJONT            1997       138
Nashville (Airport), TN ......................     Embassy Suites                  DJONT            1994       296
Nashville (Opryland/Airport), TN(2) ..........     Holiday Inn Select              Bristol          1998       385
Amarillo (I-40), TX(2) .......................     Holiday Inn                     Bristol          1998       248
Austin (Downtown), TX(5) .....................     Doubletree Guest Suites         DJONT            1997       189
Austin (Airport North), TX(1)(3) .............     Embassy Suites                  DJONT            1997       260
Austin (Town Lake), TX .......................     Holiday Inn                     Bristol          1998       320
Beaumont (Midtown I-10), TX ..................     Holiday Inn                     Bristol          1998       253
Corpus Christi, TX ...........................     Embassy Suites                  DJONT            1995       150
Dallas (Alpha Road), TX ......................     Bristol House(R)                Bristol          1998       127
Dallas (Addison North), TX(1) ................     Crowne Plaza                    Bristol          1998       429
Dallas (Market Center), TX(1) ................     Crowne Plaza                    Bristol          1998       354
Dallas, TX(1) ................................     Crowne Plaza Suites             Bristol          1998       295
Dallas (Campbell Centre), TX(5) ..............     Doubletree                      DJONT            1998       302
Dallas (DFW Airport South), TX ...............     Embassy Suites                  DJONT            1998       305
Dallas (Love Field), TX(1) ...................     Embassy Suites                  DJONT            1995       248
Dallas (Market Center), TX(1) ................     Embassy Suites                  DJONT            1997       244
Dallas (Park Central), TX ....................     Embassy Suites                  DJONT            1994       279
Dallas (Regal Row), TX .......................     Fairfield Inn                   Bristol          1998       204
Dallas (Downtown West End), TX ...............     Hampton Inn                     Bristol          1998       311
Dallas, TX(1) ................................     Harvey Hotel                    Bristol          1998       313
Dallas (DFW Airport North), TX(1) ............     Harvey Hotel                    Bristol          1998       506
Dallas (DFW Airport North), TX(1) ............     Harvey Suites                   Bristol          1998       164
Dallas (Park Central), TX(8) .................     Sheraton                        DJONT            1998       438
Dallas (Park Central), TX(8) .................     Westin                          DJONT            1997       545
Houston (Near the Galleria), TX ..............     Courtyard by Marriott           Bristol          1998       209
Houston (Medical Center), TX(1) ..............     Crowne Plaza                    Bristol          1998       297
Houston (Near the Galleria), TX ..............     Fairfield Inn                   Bristol          1998       107
Houston (I-10 East), TX ......................     Fairfield Inn                   Bristol          1998       160
Houston (I-10 East), TX ......................     Hampton Inn                     Bristol          1998        90
Houston (Medical Center), TX(1)(2) ...........     Holiday Inn & Suites            Bristol          1998       285
Houston (Intercontinental Airport), TX(1) ....     Holiday Inn                     Bristol          1998       401
Houston (I-10 West), TX ......................     Holiday Inn Select              Bristol          1998       349
Houston (Near Greenway Plaza), TX(1) .........     Holiday Inn Select              Bristol          1998       355
Midland (Country Villa), TX ..................     Holiday Inn                     Bristol          1998       250
Odessa (Parkway Blvd.), TX ...................     Holiday Inn Express Hotel &
                                                     Suites                        Bristol          1998       186
Odessa (Center), TX ..........................     Holiday Inn Hotel & Suites      Bristol          1998       245
Plano, TX(1) .................................     Harvey Hotel                    Bristol          1998       279
Plano, TX ....................................     Holiday Inn                     Bristol          1998       161
San Antonio (Airport), TX(1)(2)(3) ...........     Embassy Suites                  DJONT            1997       261
San Antonio (Northwest), TX(1)(3) ............     Embassy Suites                  DJONT            1997       217
San Antonio (Downtown), TX(2) ................     Holiday Inn                     Bristol          1998       315
San Antonio (International Airport), TX ......     Holiday Inn Select              Bristol          1998       397
Waco (I-35), TX ..............................     Holiday Inn                     Bristol          1998       171
Salt Lake City (Airport), UT(2) ..............     Holiday Inn                     Bristol          1998       191
Vienna, VA (Tyson's Corner)(1)(3)(9) .........     Sheraton                                         1999       437
Burlington, VT ...............................     Sheraton                        DJONT            1997       309
Cambridge, Canada ............................     Holiday Inn                     Bristol          1998       139
Kitchener (Waterloo), Canada .................     Holiday Inn                     Bristol          1998       182
Peterborough (Waterfront), Canada ............     Holiday Inn                     Bristol          1998       154
Sarnia, Canada ...............................     Holiday Inn                     Bristol          1998       151
Toronto (Yorkdale), Canada ...................     Holiday Inn                     Bristol          1998       370
Toronto (Airport), Canada ....................     Holiday Inn Select              Bristol          1998       444

---------

(1)  Encumbered by mortgage debt.

(2)  Situated on land leased under a long-term ground lease.

(3) This hotel is one of 16 hotels owned by unconsolidated entities in which the Company owns a 50% equity interest.

(4) This hotel is owned by an entity in which the Company has greater than a 90% interest.

(5) This hotel is one of 6 hotels owned by an entity in which the Company owns a 90% equity interest.

(6)  Converted to the Embassy Suites brand January 1, 2000.

(7) Owned subject to a capitalized industrial revenue bond lease which permits the Company to purchase the fee interest at expiration for a nominal amount.

(8) This hotel is one of two hotels in which the Company owns a 60% equity interest.

(9) On January 1, 2000, a lease on this hotel became effective between the Company and DJONT.

THE PERCENTAGE LEASES

       At December 31, 1999, each of the Hotels (with three exceptions) was leased to a Lessee pursuant to a Percentage Lease. The terms of each Percentage Lease with DJONT was approved by FelCor's Independent Directors at the time it was entered into.

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

         Generally, the Percentage Leases provide for the computation of rent on a standalone quarterly basis.

         The amount of Base Rent and of the Room and Suite Revenue Breakpoint in each DJONT Lease formula generally is subject to adjustment, annually, based upon a formula taking into account changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year, for the hotels acquired prior to July of the previous year. The adjustment in any year may not exceed 7%. The CPI adjustments applicable to 2000, 1999 and 1998 were 1.05%, 0.55% and 0.50%, respectively.

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

         Under the MHA, the Bristol Hotels also are treated as a whole, and the leases are cross_defaulted, for purposes of the Company's remedies upon default. Upon certain material defaults under one or more leases, the Company has the option to terminate the particular lease(s) in default, or all leases to which the defaulting Bristol Lessee is a party, or all (but not less than all) of the Bristol leases.

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

         Generally, the Percentage Leases provide for the computation of rent on a standalone quarterly basis.

         The Base Rent and the thresholds for computing Percentage Rent under the Bristol Leases will be adjusted annually to reflect changes in the CPI. The CPI adjustment applicable to 2000 and 1999 were 2.2% and 1.6%, respectively. The parties to the Bristol Leases also agree to renegotiate the rent in the event of any rebranding, substantial renovations (other than those agreed upon prior to the execution of the Bristol Leases) or other, future hotel repositioning strategies resulting in significant disruption of the operations of the leased hotels.

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

ITEM 3. LEGAL PROCEEDINGS

         There is no litigation pending or known to be threatened against the Company or affecting any of its Hotels other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of such claims are substantially covered by insurance. FelCor's management does not believe that any claims known to it (individually or in the aggregate) will have a material adverse effect on the Company, without regard to any potential recoveries from insurers or other third parties.

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

                                                                 HIGH        LOW
                                                                 ----        ---
                                      1998
                                      ----
First quarter...............................................    $ 38 5/16   $ 34 15/16
Second quarter..............................................      37 5/16     31 3/16
Third quarter...............................................      32 1/4      20
Fourth quarter..............................................      24 3/16     18 3/16

                                      1999
                                      ----
First quarter...............................................    $ 24 1/2    $ 21 13/16
Second quarter..............................................      25 7/16     20 3/8
Third quarter...............................................      21 7/16     16 13/16
Fourth quarter..............................................      18          16 3/8

STOCKHOLDER INFORMATION

         At March 15, 2000, the Company had approximately 40 holders of record of its Units. It is estimated that there also were approximately 40 beneficial owners, in the aggregate, of the Units at that date.

DISTRIBUTION INFORMATION

         The Company has adopted a policy of paying regular quarterly distributions on its Units, and cash distributions have been paid on the Company's Units with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company on its Units during 1998 and 1999.

                           QUARTER TO                           DISTRIBUTION    DISTRIBUTION      PER UNIT
                       WHICH DISTRIBUTION                          RECORD          PAYMENT      DISTRIBUTION
                            RELATES                                 DATE             DATE          AMOUNT
                            -------                                 ----             ----          ------
     1998
     ----
First quarter..................................................   4/15/98           4/30/98        $0.55
Second quarter.................................................   7/15/98           7/31/98        $0.55
Third quarter..................................................   10/15/98          10/30/98       $0.55
Fourth quarter.................................................   12/30/98          1/29/99        $0.895(1)

     1999
     ----
First quarter..................................................   4/15/99           4/30/99        $0.55
Second quarter.................................................   7/15/99           7/30/99        $0.55
Third quarter..................................................   10/15/99          10/29/99       $0.55
Fourth quarter.................................................   12/30/99          1/31/00        $0.55

-------------

     (1) Includes a special one-time distribution of $0.345 per Unit, representing accumulated earnings and profits from FelCor's July 1998 merger with Bristol Hotel Company.

         The foregoing distributions represent an approximate 7.2% return of capital in 1999 and an approximate 17.0% return of capital in 1998. In order to maintain its qualification as a REIT, FelCor must make annual distributions to its shareholders of at least 95% (90% beginning in 2001) of its taxable income (which does not include net capital gains). For the years ended December 31, 1999 and December 31, 1998, FelCor had distributions totaling $2.20 and $2.545 per common share, respectively, of which only $1.84 and $2.01 per share, respectively, were required to satisfy the 95% REIT distribution test. All of such funds were provided by the Company through distributions on its Units. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet FelCor's REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to enable FelCor to retain its qualification as a REIT for federal income tax purposes.

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

RECENT SALES OF UNREGISTERED SECURITIES

          During 1999, the Company issued an aggregate of 54,319 Units, in connection with the acquisition of a joint venture interest in a hotel and the purchase of land previously leased under a long term land lease, which may be redeemed for a like number of shares of FelCor's Common Stock. Neither the Units, nor the shares of Common Stock issuable in redemption thereof, were registered under the Securities Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by section 4(2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables set forth selected financial data for the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 that has been derived from the financial statements of the Company and the notes thereto, audited by PricewaterhouseCoopers LLP, independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                            1999              1998 (1)        1997           1996           1995
                                          ----------        ----------     ----------     ----------     ----------
STATEMENT OF OPERATIONS DATA:
   Total revenue .......................  $  504,001        $  339,617     $  176,651     $  100,944     $   25,991
   Income before nonrecurring items ....  $  136,653        $  123,937     $   69,652     $   48,881     $   15,322
   Net income ..........................  $  135,776        $  121,339     $   69,467     $   46,527     $   15,322
   Net income applicable to
      unitholders ......................  $  111,041        $   99,916     $   57,670     $   38,793     $   15,322

DILUTED EARNINGS PER UNIT:
   Income applicable to unitholders
      before extraordinary charge ......  $     1.59        $     1.95     $     1.68     $     1.58     $     1.70
   Net income applicable to
      unitholders ......................  $     1.57        $     1.87     $     1.67     $     1.49     $     1.70

OTHER DATA:
   Cash dividends per unit .............  $     2.20        $    2.545 (2) $     2.10     $     1.92     $     1.84
   Funds From Operations (3) ...........  $  286,895        $  217,363     $  129,815     $   77,141     $   20,707
   EBITDA (4) ..........................  $  432,690        $  306,361     $  165,613     $   88,355     $   22,869
   Weighted average units outstanding ..      75,251            58,013         39,157         29,306          8,989

BALANCE SHEET DATA:
   Total assets ........................  $4,255,751        $4,175,383     $1,673,364     $  978,788     $  548,359
   Debt ................................  $1,833,954        $1,594,734     $  476,819     $  239,425     $   19,666


 --------------

(1) On July 28, 1998, FelCor completed the merger of Bristol Hotel Company's real estate holdings with and into FelCor. FelCor then contributed the assets so acquired to the Company in exchange for approximately 31 million units of partnership interest. The merger resulted in the Company's net acquisition of 107 primarily full-service hotels.

(2) In 1998, the Company declared a special one-time distribution of accumulated but undistributed earnings and profits as a result of the merger of Bristol Hotel Company into FelCor, in addition to the regular quarterly distribution of $0.55 per unit and $0.4875 per Series A preferred unit. The amount of the one-time distribution was $0.345 per unit and $0.207 per Series A preferred unit.

(3) A more detailed description of FFO is contained in the "Funds From Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4) EBITDA is computed by adding FFO, interest expense, the Company's portion of interest expense from unconsolidated entities, amortization expense, and Series B preferred unit distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company"), at December 31, 1999, owned interests in 188 hotels with nearly 50,000 rooms and suites. Additional organizational information relating to the Company, and the definitions of certain capitalized terms, are contained in the Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R) and independently owned Doubletree(R) branded hotels in the world. The Hotels are located in 35 states and Canada with concentrations in Texas (41), California (20), Florida (18), and Georgia (15). The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 1999:

                                                                 NOT OPERATED
              BRAND                            DJONT   BRISTOL   UNDER A LEASE      TOTAL
              -----                            -----   -------   -------------      -----
Embassy Suites ..............................   58                                    58
Holiday Inn .................................            43               1           44
Doubletree and Doubletree Guest Suites(R)....   16(1)                                 16
Crowne Plaza and Crowne Plaza Suites(R) .....            18                           18
Holiday Inn Select(R) .......................            10                           10
Sheraton(R)and Sheraton Suites(R) ...........    9                        1(2)        10
Hampton Inn(R) ..............................             9                            9
Holiday Inn Express(R) ......................             5                            5
Fairfield Inn(R) ............................             5                            5
Harvey Hotel(R) .............................             4                            4
Independents ................................             2               1            3
Courtyard by Marriott(R) ....................             2                            2
Hilton Suites(R) ............................    1                                     1
Homewood Suites(R) ..........................             1                            1
Four Points by Sheraton(R) ..................             1                            1
Westin(R) ...................................    1                                     1
                                              ----     ----            ----         ----
    Total Hotels ............................   85      100               3          188
                                              ====     ====            ====         ====

     (3) On January 1, 2000 two of these Doubletree Guest Suites hotels were converted to the Embassy Suites brand.

     (4) On January 1, 2000 a lease on this hotel became effective between the Company and DJONT.

         The principal factors affecting the Company's results of operations are changes in room and suite revenues reflected by revenue per available room ("RevPAR"), renovations, redevelopments, and rebrandings of hotels and acquisitions. On July 28, 1998, the Company completed the acquisition of the real estate assets of Bristol Hotel Company through the Merger, which resulted in the net addition of 107 hotels, valued at approximately $2 billion, to the Company's portfolio. In addition to the assets acquired in the Merger, the Company acquired ownership interests in 16 hotels in 1998 and one additional hotel in 1999. Nine of the hotels acquired in the Merger did not meet the Company's investment criteria and were sold in 1998 and 1999.

         In 1999, the Company completed the major portion of its program of renovation, redevelopment, and rebranding of hotels, undertaken to improve under-performing assets and increase revenues. The Company and, prior to the Merger, Bristol Hotel Company, spent nearly $220 million in 1998 on renovations, redevelopments, rebrandings, room additions to existing hotels, and other hotel improvements. In 1999 the Company completed renovations at 44 hotels during the year, totaling $193 million. Nineteen hotels were undergoing renovation at the end of 1999 and renovation expenditures on the hotel portfolio totaled $177 million during the year. A total of eight hotels were rebranded during 1999. On January 1, 2000, two Doubletree Guest Suites hotels were rebranded as Embassy Suites hotels. Management believes that its strategy of renovating, redeveloping and rebranding selected hotels continues to be effective in improving revenue performance.

         Historically the Company has been financed primarily with equity, resulting in a conservative financial structure. The Company's emphasis on maintaining this conservative approach is evidenced in part, by the following, as of December 31, 1999:

          o    Interest coverage ratio of 3.3x

          o    Total debt to annual EBITDA of 4.5x

          o    Borrowing capacity under its Line of Credit of $186 million

          o Consolidated debt equal to 40% of its investment in hotels at cost

          o    Fixed interest rate debt comprising 62% of total debt

          o    Secured mortgage debt to total assets of 11%

          o    Debt of approximately $43 million maturing in 2000

         The Company's historical results of operations for 1999, 1998, and 1997 are summarized as follows (in millions, except percentages and hotel counts):

                                                 YEARS ENDED DECEMBER 31,                  PERCENTAGE CHANGE
                                         ----------------------------------------     -------------------------
                                            1999           1998           1997         99 VS 98       98 VS 97
                                         ----------     ----------     ----------     ----------     ----------
Hotels owned at year end ...........            188            193             73           (2.6)%        164.4%
Revenues ...........................     $    504.0     $    339.6     $    176.7           48.4 %         92.2%
Income before nonrecurring items ...     $    136.7     $    123.9     $     69.7           10.3 %         77.8%
Net income applicable to unitholders     $    111.0     $     99.9     $     57.7           11.1 %         73.1%
Funds From Operations (FFO) ........     $    286.9     $    217.4     $    129.8           32.0 %         67.5%

RESULTS OF OPERATIONS

THE COMPANY -- ACTUAL

     Comparison of the Years Ended December 31, 1999 and 1998.

         For the years 1999 and 1998, the Company had total revenue of $504.0 million and $339.6 million, respectively, consisting primarily of Percentage Lease revenue of $490.9 million and $328.0 million. The increase in revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 hotels in 1998, including the hotels that were acquired through the Merger on July 28, 1998. The hotels which were acquired during 1998, including those acquired through the Merger, accounted for $151.1 million (93%) of the change in Percentage Lease revenue for the twelve months ended December 31, 1999 compared to 1998. The 73 hotels owned throughout both of the years ended December 31, 1999 and 1998 produced an increase in Percentage Lease revenues of $10.9 million (or 1.9%) between 1998 and 1999.

         Changes in room and suite revenues significantly affect the Company because its principal source of revenue is rent payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. In 1999 and 1998, Percentage Lease revenue derived from room and suite revenue represented 91% and 93% of total Percentage Lease revenue, respectively. The 73 hotels owned throughout both 1999 and 1998 increased room and suite revenue by $11.6 million (or 2%) in 1999 compared to 1998 and increased RevPAR by 1.4%. The RevPAR increase was driven by an increase in average daily rate ("ADR") of 1.5%, despite a slight drop in occupied rooms ("Occupancy") of 0.1 percentage points. Of the 73 hotels, 18 had undergone renovation in either 1998 or 1999. Those renovated hotels reflected increases in ADR of 2.2% and in RevPAR of 1.9%, which was greater than the results for hotels that had not undergone renovation. This reflects both the improvement from renovation and the impact of taking rooms out of service for such renovation.

         The Company generally seeks to improve those of its hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding. However, during the course of such improvements hotel revenue performance is often adversely affected, compared to the prior year, by such temporary factors as rooms and suites out of service and disruptions of hotel operations. During 1999, the Company spent $177 million on the renovation, redevelopment and rebranding of its hotels. As a result of the extensive renovations, the Company's portfolio experienced significant disruption during 1999, with approximately 350,000 room nights out of service, or 2% of its portfolio. (A more detailed discussion of hotel room and suite revenue is contained in the "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Total expenses increased $151.7 million in the year ended December 31, 1999, to $367.3 million from $215.7 million in 1998. This increase resulted primarily from the additional hotels acquired in July 1998 through the Merger.

         Total expenses as a percentage of total revenue increased to 72.9% for the twelve months ended December 31, 1999, compared to 63.4% in the same period of 1998. The major components of the increase in expenses, as a percentage of total revenue, are depreciation, land leases, and interest expense.

         Depreciation increased as a percentage of total revenue to 30.4% in the twelve months ended December 31, 1999, from 26.8% in 1998. The relative increase in depreciation expense is primarily attributed to depreciation on $341.4 million in capital expenditures made over the past two years, approximately 40% of which are short-lived assets that are depreciated over 3 to 5 years.

         Land lease expenses represent 3.5% of total revenue in 1999 as compared to 2.4% in 1998. This increase, as a percentage of total revenue, results primarily from the larger percentage of hotels subject to land leases among those acquired through the Merger.

         Interest expense increased, as a percentage of total revenue, to 24.9% in the twelve months ended December 31, 1999, from 21.6% in 1998. This increase in interest expense is attributed to the increased debt used to finance renovations, higher interest rates on debt that was refinanced to extend maturities and convert such debt from variable to fixed rates, the assumption of debt related to the more highly leveraged Bristol assets, and borrowings to fund the Company's stock repurchase program.

         General and administrative expenses and taxes, insurance and other expense remained relatively constant as a percentage of total revenue in 1999 and 1998.

     Comparison of the Years Ended December 31, 1998 and 1997.

         For the years 1998 and 1997, the Company had revenue of $339.6 million and $176.7 million, respectively, consisting primarily of Percentage Lease revenue of $328.0 million and $169.1 million. The 43 hotels owned by the Company throughout both of the years 1998 and 1997, which reflect the effect of the Company's ownership and the management by its strategic partners, experienced a growth in RevPAR during 1998 of 5.4% over 1997. The largest portion of this increase came from the 18 former Crown Sterling Suite hotels, which continued their trend of improved RevPAR throughout 1998, achieving a RevPAR of $92.05 in 1998 compared to $85.04 for 1997, an increase of 8.2%. These hotels have improved their RevPAR performance by 31.4% since 1996. The Company attributes this dramatic increase to the renovation, redevelopment and rebranding of these hotels in 1996 and early 1997.

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

         The major component of the increase in expenses, as a percentage of total revenue, was interest expense. Interest expense increased by $44.4 million, from $28.8 million in 1997 to $73.2 million in 1998, and increased as a percentage of total revenue, from 16.3% in 1997 to 21.6% in 1998. The relative increase in interest expense is attributed to the assumption of debt related to the more highly leveraged Bristol assets. Debt as a percentage of total assets increased from 28.5% at December 31, 1997 to 38.2% at December 31, 1998.

         General and administrative expenses, depreciation, and taxes, insurance and other expenses remained relatively constant as a percentage of total revenue in 1998 and 1997.

FUNDS FROM OPERATIONS

         The Company and FelCor considers Funds From Operations to be a key measure of a REIT's performance which should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's and FelCor's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and extraordinary gains or losses from sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company and FelCor believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company and FelCor to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds From Operations in accordance with standards established by NAREIT which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds From Operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Funds From Operations may include funds that may not be available for management's discretionary use due to requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties.

         The following table details the computation of Funds From Operations (in thousands):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                            1999            1998           1997
                                                                          ---------      ---------      ---------
FUNDS FROM OPERATIONS (FFO):
Net income ..........................................................     $ 135,776      $ 121,339      $  69,467
   Series B preferred unit distributions ............................       (12,937)        (8,373)
   Extraordinary charge from write off  of deferred financing fees ..         1,113          3,075            185
   Depreciation .....................................................       152,948         90,835         50,798
   Depreciation for unconsolidated entities .........................         9,995         10,487          9,365
                                                                          ---------      ---------      ---------
FFO .................................................................     $ 286,895      $ 217,363      $ 129,815
                                                                          =========      =========      =========
Weighted average units outstanding ..................................        75,251         58,013         39,157

THE HOTELS -- ACTUAL

         Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for approximately 97% of the Company's Percentage Lease revenue. As a result of the renovation and rebranding of hotels, approximately 98% of Percentage Lease revenue for 2000 is expected to be derived from upscale and full service hotels.

         The Company believes that when analyzing the performance of the hotels, looking at "Comparable Hotels" is the most meaningful. The Company defines "Comparable Hotels" as those not undergoing renovation, redevelopment or rebranding in either of the comparison years. Major renovations generally have an adverse affect on hotel earnings by taking rooms out of service and disrupting hotel operations. "Non-comparable Hotels" are those undergoing renovation, redevelopment or rebranding during either year.

         The following tables set forth historical Occupancy, ADR and RevPAR at December 31, 1999 and 1998, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at December 31, 1999. This information is presented regardless of the date of acquisition.


                                                           1999
                                     ------------      ------------      ------------
                                       OCCUPANCY           ADR              REVPAR
                                     ------------      ------------      ------------
DJONT Comparable Hotels                      73.0%     $     123.00      $      89.79
Bristol Comparable Hotels                    65.7%     $      81.55      $      53.59
   Total Comparable Hotels (A)               69.6%     $     104.61      $      72.79

DJONT Non-Comparable Hotels                  67.9%     $     108.58      $      73.74
Bristol Non-Comparable Hotels                66.4%     $      89.84      $      59.64
 Total Non-Comparable Hotels (B)             66.9%     $      96.64      $      64.68

   Total Hotels                              68.3%     $     100.72      $      68.77

                                                           1998
                                     ------------      ------------      ------------
                                       OCCUPANCY           ADR               REVPAR
                                     ------------      ------------      ------------
DJONT Comparable Hotel                       73.0%     $     121.42      $      88.67
Bristol Comparable Hotels                    67.3%     $      80.00      $      53.86
   Total Comparable Hotels                   70.3%     $     102.74      $      72.27

DJONT Non-comparable Hotels                  69.7%     $     106.08      $      73.96
Bristol Non-comparable Hotels                65.9%     $      83.67      $      55.14
  Total Non-comparable Hotels                67.3%     $      92.02      $      61.90

   Total Hotels                              68.8%     $      97.56      $      67.16

                                                CHANGE FROM PRIOR PERIOD
                                                      1999 VS. 1998
                                     ------------------------------------------------
                                      OCCUPANCY            ADR              REVPAR
                                     ------------      ------------      ------------
DJONT Comparable Hotels                    0.0pts               1.3%              1.3%
Bristol Comparable Hotels                 (1.6)pts              1.9%             (0.5)%
   Total Comparable Hotels                (0.7)pts              1.8%              0.7%

DJONT Non-comparable Hotels               (1.8)pts              2.4%             (0.3)%
Bristol Non-comparable Hotels              0.5pts               7.4%              8.2%
  Total Non-comparable Hotels             (0.3)pts              5.0%              4.5%

   Total Hotels                           (0.5)pts              3.2%              2.4%

     (A) DJONT Comparable Hotels includes 55 hotels and Bristol Comparable Hotels includes 49 hotels which were not undergoing renovation, redevelopment, or rebranding in either the 1999 or 1998 periods reported.

     (B) DJONT Non-comparable Hotels includes 32 hotels and Bristol Non-comparable Hotels includes 52 hotels undergoing redevelopment in either the 1999 or 1998 periods reported.

     Comparison of the Hotels' Operating Statistics for the Years Ended December 31, 1999 and 1998.

         For the twelve months ended December 31, 1999, the Company's Comparable Hotels' RevPAR increased, compared to the same period in 1998, by 0.7%. In the twelve months ended December 31, 1999, the Comparable Hotels' ADR increased 1.8%, but Occupancy fell 0.7 percentage points. In general, the Company is encouraged by the relative firming of room rates in the last half of the year, which appears to be indicative of the absorption of the new rooms introduced in certain markets during the past year.

         The DJONT Comparable Hotels are predominately Embassy Suites, Doubletree and Doubletree Guest Suites, and Sheraton hotels. The Bristol Comparable Hotels are predominately Holiday Inn and Crowne Plaza hotels. The following table shows the Comparable Hotel RevPAR changes for these five brands for the year ended December 31, 1999, compared to 1998:

                                                          REVPAR    PERCENTAGE OF TOTAL
                                                          CHANGE       ROOM REVENUE
                                                          ------    -------------------
                     Embassy Suites (45 hotels)             1.3%           56.9%
                     Holiday Inn (29 hotels)                1.4%           22.5%
                     Sheraton (3 hotels)                    1.4%            4.4%
                     Doubletree (5 hotels)                  2.5%            2.9%
                     Crowne Plaza (2 hotels)               (8.9)%           2.0%

         The poor performance of the Comparable Crowne Plaza hotels is primarily the result of one hotel in Jackson, Mississippi, which was converted to a Crowne Plaza in 1997. This hotel suffered both significant competition from a new full service hotel and the relocation of a major employer that had contributed significant business in prior years. The Comparable Embassy Suites and Holiday Inn hotels showed improving RevPAR trends in the last half of 1999, which appear to be continuing into 2000.

         Nearly 52% of the Company's 1999 Comparable Hotel revenue was derived from four states: Texas, California, Georgia and Florida. Changes in Comparable Hotel RevPAR during 1999 for these states, compared to 1998, are illustrated in the following table:

                                                    REVPAR         PERCENTAGE OF TOTAL
                                                    CHANGE            ROOM REVENUE
                                                    ------         -------------------
                     Texas (25 hotels)              (3.9)%                24.0%
                     California (12 hotels)          3.3%                 11.5%
                     Georgia (10 hotels)             1.0%                  9.6%
                     Florida (7 hotels)              4.6%                  6.7%

         The Company's exposure in overbuilt markets, such as Dallas, Texas, had a negative impact on Comparable Hotel trends during 1999, although management expects the rate of new supply additions to decline in 2000. During 1999, the Company's Texas hotels, experienced a 3.9% decrease in RevPAR, while the 10 Comparable Hotels in the Dallas market experienced a 5.9% decline in RevPAR. Management is encouraged, although it continues to see an oversupply in the Dallas market, that the situation appears to be improving and supply growth is now expected to begin a gradual decline. In addition, the Company has recently renovated eight of its 18 Dallas-based properties and management is currently projecting positive RevPAR growth for the majority of its hotels in this market during 2000.

         The Non-comparable Hotel performance was most profoundly affected by the Allerton Crowne Plaza, which was closed for renovation in the third quarter 1998 and partially reopened in the second quarter of 1999. The Allerton generated an 84.3% increase in its RevPAR for the year ended December 31, 1999, as compared to the same period in 1998. The remainder of the Bristol Non-comparable Hotels also showed improvements in RevPAR, which are attributed to the completion of renovations at many of these hotels. Most of the DJONT Non-comparable Hotels where renovations had been completed also showed strong RevPAR increases for the year, compared to the same period last year.

         Other factors which management believes will have favorable impacts on future hotel revenues are the recent merger between Hilton Hotels Corporation and Promus Hotel Corporation and the recently announced merger agreement between Bristol and Bass plc.

         The Hilton/Promus merger, which was completed in November 1999, should provide stability and focus for the Embassy Suites and Doubletree brands. In addition, the Promus brands should benefit from the distribution of the Hilton brands in the United States and worldwide, cross-selling through the larger Hilton/Promus reservation system and the addition of Hilton's HHonors(R) frequent traveler and loyalty program to the Company's Embassy Suites and Doubletree hotels.

         The proposed Bass/Bristol merger will serve to match the management of the Company's Bass branded hotels with the brand owner, which management expects to be beneficial to the development and strengthening of these brands and should help strengthen the Company's relationship with the brand owner.

DJONT- ACTUAL

    Comparison of the Years Ended December 31, 1999 and 1998

         Total revenues increased to $797.6 million in the twelve months ended December 31, 1999, from $749.5 million in the same period of 1998, an increase of 6.4%. Total revenues consisted primarily of room and suite revenue of $649.3 million and $618.1 million in the twelve months of 1999 and 1998, respectively.

         The increase in total revenues is primarily a result of the acquisition of twelve additional hotels in 1998. Room and suite revenues from the these 12 hotels, for the twelve months ended December 31, 1999 over 1998, increased 1.9% or $10.6 million. The room and suite revenue for 73 hotels which were leased for all of 1999 and 1998 increased $11.6 million as a result of an increase in ADR of $1.81, with a slight decrease, Occupancy of 0.1%.

         The Embassy Suites and Doubletree branded hotels, collectively 74 hotels, should benefit from the recently completed merger between Hilton Hotel Corporation and Promus Hotel corporation (the brand manager for all but two of DJONT's Embassy Suites and Doubletree hotel). Hilton's upscale hotel experience and integration into Hilton's central reservation system, marketing infrastructure and frequent stay program which has the potential to drive both incremental occupancy and rate.

         DJONT's income before Percentage Lease rent decreased as a percentage of total revenues from 38.8% in the twelve months ended December 31, 1998 to 37.9% in the twelve months ended December 31, 1999. For the twelve months ended December 31, 1999, DJONT incurred losses of $4.9 million. This is largely due to increased property operating costs resulting from higher labor costs and related payroll benefits, increased reservation costs, and increased fees related to the former Crowne Sterling hotels.

         Percentage lease expense remained relatively constant as a percentage of total revenue in 1999 and 1998.

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

RENOVATIONS, REDEVELOPMENTS AND REBRANDINGS

         The Company has historically differentiated itself from many of its competitors by:

          o the practice of upgrading, renovating and/or redeveloping most of its acquired hotels to enhance their competitive position, and, in certain instances, rebranding them to improve their revenue generating capacity; and

          o the ongoing program for the maintenance of the Company's upgraded hotel assets, which includes:

               o the contribution of at least 4% of annual room and suite revenue for the DJONT hotels, and 3% of total annual hotel revenue for the Bristol hotels, for routine capital replacements and improvements; and

               o ensuring the Lessees' adherence to a maintenance and repair program amounting to approximately 4.5% of annual hotel revenues.

     Renovation and Redevelopment Program

         The Company has demonstrated its ability to successfully execute renovations. Its renovation and rebranding of the 18 Crown Sterling Suites hotels, which were acquired during 1996 and 1997, achieved an overall RevPAR increase of 34.1% between 1996 and 1999. During 1998 and 1999, an aggregate of approximately $442 million in capital improvements were made to the Company's hotels, with approximately 3% of total hotel room nights being lost due to renovation in 1998 and 2% in 1999. During 2000, the Company currently expects to spend approximately $15 million on the renovation of 28 hotels, approximately $42 million to complete renovations started in 1999 at 28 hotels, and approximately $40 million for other capital expenditures. The Company is currently reviewing the feasibility of undertaking between $4 and $20 million of additional renovations and room additions during 2000. The Company currently expects an insignificant number of room nights to be lost during 2000 as a result of renovations. By the end of 2000, the Company will have spent nearly $650 million since 1994 on renovations and other capital expenditures to its hotel portfolio, which should limit the need for future renovation expenditures primarily to those necessary to maintain the hotels in their upgraded condition.

         The largest single renovation project completed during 1999 was the Allerton Crowne Plaza in Chicago, which was partially reopened in July 1999, after having been closed for more than a year. This project has received numerous awards, including Lodging Hospitality magazine's Year's Best Design competition in two categories, Bass Hotels & Resorts 1999 Newcomer of the Year award, and Chicago's Greater North Michigan Avenue Association 1999 Avenue Enhancement award.

     Rebranding

         In 1998 and 1999, the Company re-branded 24 hotels as follows:

               NEW BRAND                   PRIOR BRAND                      LOCATION
               ---------                   -----------                      --------
             Crowne Plaza               Holiday Inn                    Hartford, Connecticut
             Crowne Plaza               Holiday Inn                    San Francisco, California
             Crowne Plaza               Hilton                         Secaucus, New Jersey
             Crowne Plaza               Holiday Inn                    Houston, Texas
             Crowne Plaza               Holiday Inn Select             Greenville, South Carolina
             Crowne Plaza               Holiday Inn Select             Miami, Florida
             Crowne Plaza               Holiday Inn Select             Philadelphia, Pennsylvania
             Crowne Plaza               Harvey Hotel                   Atlanta, Georgia
             Crowne Plaza               Harvey Hotel                   Dallas, Texas
             Crowne Plaza               Harvey Hotel                   Addison, Texas
             Crowne Plaza               Holiday Inn Select             Irvine, California
             Crowne Plaza               Holiday Inn                    San Jose, California
             Crowne Plaza               Independent                    Chicago, Illinois
             Crowne Plaza               Holiday Inn                    Omaha, Nebraska
             Crowne Plaza Suites        Bristol Suites                 Dallas, Texas
             Doubletree                 Radisson                       Wilmington, Delaware
             Embassy Suites             Doubletree Guest Suites        Bloomington, Minnesota
             Embassy Suites             Doubletree Guest Suites        Dallas, Texas
             Holiday Inn & Suites       Harvey Suites                  Houston, Texas
             Independent                Embassy Suites                 Beaver Creek, Colorado
             Sheraton                   Radisson                       Dallas, Texas
             Sheraton Suites            Doubletree Guest Suites        Lexington, Kentucky
             Sheraton Suites            Doubletree Guest Suites        Ft. Lauderdale, Florida
             Westin                     Sheraton                       Dallas, Texas

         On January 1, 2000, two hotels were converted from Doubletree Guest Suites hotels to the Embassy Suites brand. They are located in Troy, Michigan, and near the Baltimore/Washington International Airport in Linthicum, Maryland.

     Room Additions

         During 1998, the Company completed construction of an aggregate of 224 suites at its Embassy Suites hotels in Jacksonville (67) and Orlando (North)
(67), Florida, and New Orleans (90), Louisiana. In early 2000, the Company expects to complete construction on a 90 room addition to its Doubletree hotel in Wilmington, Delaware.

     Capital Reserve

         It is the Company's policy to contribute a minimum of 4% of room and suite revenue from the DJONT leased hotels and 3% of total hotel revenue from the Bristol leased hotels to a capital reserve account in order to provide funds for necessary ongoing capital replacements and improvements. During 1999, approximately $49.3 million was spent on such replacements and improvements (which is in addition to the $161 million spent under the Renovation and Redevelopment Program described above).

     Repairs and Maintenance

         During the year ended December 31, 1999, approximately $38.5 million and $32.7 million were spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.6% of total hotel revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions and repayments of indebtedness, is its share of the cash flow from the Percentage Leases. For the year ended December 31, 1999, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $282.4 million and Funds From Operations was $286.9 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels. At December 31, 1999, the Lessees had paid all amounts then due the Company under the Percentage Leases.

         DJONT recorded a net loss of $4.9 million for the year ended December 31, 1999. Because of the current year loss and losses in prior years, DJONT's accumulated deficit totaled $13.1 million at December 31, 1999. The losses in the current year are attributed to weaker than anticipated revenues in 1999 and lower operating margins. A significant portion of prior year losses are attributable to the operation of hotels during periods of substantial renovation.

         Management anticipates modest revenue growth at the DJONT hotels during 2000, which may result in additional operating losses. Management anticipates that DJONT will be able to generate profits over the next five years, and to significantly reduce the accumulated deficit, as a result of the planned rebranding of one of its hotels, the elimination of certain expenses, and Percentage Leases that expire and are expected to be renewed with more favorable terms at the time of their expiration. Management believes that the loan commitments from certain entities owning interests in DJONT and the managers of certain hotels, aggregating approximately $17.3 million, and improvements in operating margins will be sufficient to enable DJONT to continue to make necessary payments when due. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive net worth is restored. The Company deems DJONT to be a viable going concern and, as such, no adjustments are required to the accompanying financial statements.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases. As an additional credit enhancement, the Bristol Lessees obtained a letter of credit (the "Letter of Credit") issued by Bankers Trust Company for the benefit of the Company in the original amount of $20 million. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and at December 31, 1999 was in the amount of $9.1 million. According to Bristol's earnings release dated February 1, 2000, for the years ended December 31, 1999 and 1998, Bristol had net income of $8.2 million and $2.6 million, respectively, and a shareholders' equity of $43.1 million at December 31, 1999.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes. At December 31, 1999, the Company had $36.1 million of cash and cash equivalents and had utilized $664 million under its $850 million unsecured revolving Line of Credit.

         The following details the Company's debt outstanding at December 31, 1999 and 1998 (in thousands):

                                                                                                 DECEMBER 31,
                                                                                        -------------------------
                                  COLLATERAL     INTEREST RATE     MATURITY DATE           1999            1998
                                  ----------     -------------     -------------        ----------      ---------
FLOATING RATE DEBT:
  Line of credit                    (a)          LIBOR + 163bp     June 2001            $  351,000      $ 411,000
  Senior term loan                  (a)          LIBOR + 250bp     March 2004              250,000
  Term loan                       Unsecured      LIBOR + 150bp     December 1999                          250,000
  Mortgage debt                   3 hotels       LIBOR + 200bp     February 2003            62,553
  Other                           Unsecured   Up to LIBOR + 200bp  Various                  32,282         34,750
                                                                                        ----------     ----------
Total floating rate debt                                                                   695,835        695,750
                                                                                        ----------     ----------

FIXED RATE DEBT:
  Line of credit - swapped
                                    (a)         7.17 - 7.56%       March 2000-2001         313,000        325,000
  Publicly-traded term notes        (a)            7.38%           October 2004            174,377        174,249
  Publicly-traded term notes        (a)            7.63%           October 2007            124,221        124,122
  Mortgage debt                  15 hotels         7.24%           November 2022           142,542        145,062
  Senior term loan - swapped        (a)            8.30%           March 2000-2004         125,000
  Mortgage debt                   3 hotels         6.97%           December 2002                           43,836
  Mortgage debt                   7 hotels         7.54%           April 2009               99,075
  Mortgage debt                   6 hotels         7.55%           June 2009                74,483
  Other                          13 hotels      6.96% - 7.23%      2000 - 2005              85,421         86,715
                                                                                        ----------     ----------
Total fixed rate debt                                                                    1,138,119        898,984
                                                                                        ----------     ----------
     Total debt                                                                         $1,833,954     $1,594,734
                                                                                        ==========     ==========

-------------------

(a) Collateralized by stock and partnership interests in certain subsidiaries of FelCor.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1999, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         To provide for additional financing flexibility, FelCor has approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

         On September 3, 1999, FelCor announced that its Board of Directors had authorized FelCor to repurchase up to $100 million of its outstanding common shares. At December 31, 1999, FelCor had completed the repurchase of approximately 5.8 million shares of FelCor common stock at a cost of approximately $98.4 million and the Company has redeemed a like number of Units.

         On January 4, 2000, FelCor announced that its Board of Directors had approved a $200 million increase to the existing $100 million stock repurchase program, authorizing FelCor to purchase up to an aggregate of $300 million of its outstanding common shares. Through March 15, 2000, FelCor had purchased an aggregate of 7.8 million shares of FelCor common stock at an aggregate cost of approximately $134.1 million and the Company has redeemed a like number of Units.

[PG NUMBER]

         The Company's $75.4 million in cash flow used in financing activities for the year ended December 31, 1999, relates primarily to the repurchase of approximately 5.8 million shares of FelCor's common stock for approximately $98.4 million and distributions aggregating $206.8 million. These expenditures were partially offset by net borrowings by the Company of $229.8 million during the year.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid. The Company had entered into interest rate swap contracts relating to debt of $438 million at December 31, 1999.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at December 31, 1999, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 1999. The Fair Value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at December 31, 1999 at then current market interest rates. The Fair Value of the Company's variable to fixed interest rate swaps indicates the estimated amount that would have been received by the Company had they been sold at December 31, 1999.

                             EXPECTED MATURITY DATE
                                ( IN THOUSANDS )

                                2000          2001        2002         2003         2004     THEREAFTER       TOTAL     FAIR VALUE
                             ----------    ----------  ----------   ----------   ----------  ----------    ----------   ----------
LIABILITIES
Debt:
   Fixed rate                  $ 10,332      $ 19,878      $8,836     $ 30,355     $183,684    $447,034    $  700,119   $  567,603
     Average interest rate         7.90%         9.52%       7.88%        7.57%        7.41%       7.66%
   Variable rate               $ 32,276      $664,711      $  785     $ 60,413     $375,000    $    650    $1,133,835   $1,133,835
     Average interest rate         7.55%         8.76%       9.38%        9.25%        9.01%       9.30%

INTEREST RATE DERIVATIVES
Interest rate swaps:
   Variable to fixed           $188,000      $125,000          --     $125,000           --          --    $  438,000   $    6,292
     Average pay rate              5.31%         5.72%       5.80%        5.80%
     Average receive rate          5.83%         5.83%       5.83%        5.83%

         Swap contracts, such as those described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" which deferred the effective date of FAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that, upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified thresholds have been achieved by the lessee. During 1999, the Company's leases had quarterly, rather than annual, specified rental thresholds and the Company recognized contingent rentals earned in each quarter pursuant to the Percentage Lease terms. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 will not materially impact the Company's revenue recognition on an interim basis in 2000, since a significant majority of the Percentage Leases contain quarterly specified thresholds. SAB 101 will not impact the Company's revenue recognition on an annual basis given the Company maintains only calendar year leases. SAB 101 will have no impact on the Company's interim or annual cash flow from the Lessees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company has no directors or officers. Management functions of the Company are performed by FelCor as the sole general partner. Information about the Directors and Executive Officers of FelCor is incorporated herein by reference to the discussion under Part III, Item 10. Directors and Executive Officers of the Company in FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The Company has no directors or officers. Management functions of the Company are performed by FelCor as the sole general partner. The directors and officers of FelCor receive no additional compensation from the Company. Information about FelCor's executive compensation is incorporated herein by reference to the discussion under Part III, Item 11. Executive Compensation in FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information, as of March 15, 2000, regarding each person known to the Company to be the beneficial owner of more than five percent (5%) of its Units. Unless otherwise indicated, such Units are owned directly and the indicated person has sole voting and dispositive power with respect thereto.

                                                                                 AMOUNT AND
                                                                                 NATURE OF             PERCENT
              NAME AND ADDRESS                                                   BENEFICIAL               OF
             OF BENEFICIAL OWNER                     CLASS OF UNIT               OWNERSHIP            CLASS (1)
             -------------------                     -------------               ---------            ---------
FelCor Lodging Trust Incorporated              GP Units                            737,295              100.0%
545 E. John Carpenter Frwy., Suite 1300        LP Units                         59,552,497(2)           100.0%
Irving, Texas 75062                            Series A Preferred Units          6,050,000(2)            88.6%
                                               Series B Preferred Units             57,500(2)           100.0%

Bass America, Inc.                             LP Units                          4,713,185                7.0%
Three Ravinia Drive, Suite 2900
Atlanta, Georgia 30346

-----------------

(1)      Based upon 737,295 GP Units, 67,256,444 LP Units, 6,050,000 Series A
         Preferred Units, and 57,500 Series B Preferred Units outstanding as of March 15, 2000.

(2) Includes 59,552,497 LP Units, 5,989,500 Series A Preferred Units, and 56,925 Series B Preferred Units held of record by FelCor Nevada Holdings, L.L.C., a wholly-owned subsidiary of FelCor.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's LP Units, as of March 15, 2000, by (i) each of FelCor's directors and director nominees, (ii) each Named Executive Officer of FelCor and (iii) all directors and executive officers of FelCor, as a group. Unless otherwise indicated, such LP Units are owned directly and the indicated person has sole voting and dispositive power.

                                                     AMOUNT AND
                                                     NATURE OF
                                                     BENEFICIAL             PERCENT
            NAME OF                                  OWNERSHIP                OF
        BENEFICIAL OWNER                            OF LP UNITS            CLASS (1)
        ----------------                            -----------            ---------
    Thomas J. Corcoran, Jr ..................        294,915(2)              *

    Richard S. Ellwood ......................              0                 0

    Richard O. Jacobson .....................              0                 0

    Charles A. Ledsinger, Jr ................              0                 0

    Robert H. Lutz, Jr ......................              0                 0

    Charles N. Mathewson ....................        540,009(3)              *

    Thomas A. McChristy .....................              0                 0

    Donald J. McNamara ......................              0                 0

    Richard C. North ........................              0                 0

    Michael D. Rose .........................              0                 0

    Jack Eslick .............................              0                 0

    Lawrence D. Robinson ....................              0                 0

    William P. Stadler ......................              0                 0

    Larry J. Mundy ..........................              0                 0

    June H. McCutchen .......................              0                 0

    Andrew J. Welch .........................              0                 0

    Lester C. Johnson .......................              0                 0

    All executive officers and directors
     of FelCor as a group (17 persons).......        834,924               1.2%

------------
     *    Represents less than 1% of the outstanding LP Units.

     (1)  Based upon 67,256,444 LP Units outstanding on March 15, 2000.

     (2) Owned of record by FelCor, Inc., of which Mr. Corcoran is a 50% stockholder, a director and the President.

     (3) Represents Mr. Mathewson's pro rata interest in partnerships which hold LP Units of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information about certain relationships and related transactions is incorporated herein by reference to the discussion under Part III Item 13. Certain Relationships and Related Transactions in FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

               3. Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

        3.1 - Amended and Restated Agreement of Limited Partnership of the Company (filed as Exhibit 10.1 to FelCor's Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1994 (the "1994 10-K/A") and incorporated herein by reference).

        3.2 - First Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of November 17, 1995 by and among FelCor, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Company (filed as Exhibit 10.1.1 to FelCor's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995 (the "1995 10-K") and incorporated herein by reference).

        3.3 - Second Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of January 9, 1996 between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit
               10.1.2 to the 1995 10-K and incorporated herein by reference).

        3.4 - Third Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of January 10, 1996 by and among FelCor, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.3 to the 1995 10-K and incorporated herein by reference).

        3.5 - Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Company dated as of January 10, 1996 by and among FelCor, Piscataway-Centennial Associates Limited Partnership and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.4 to the 1995 10-K and incorporated herein by reference).

        3.6 - Fifth Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of May 2, 1996, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, adopting Addendum No. 2 to Amended and Restated Agreement of Limited Partnership of the Company dated as of May 2, 1996 (filed as Exhibit 10.1.5 to FelCor's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

        3.7 - Sixth Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of September 16, 1996, by and among FelCor, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.6 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).

        3.8 - Seventh Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of May 16, 1997, by and among FelCor, PMB Associates, Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.7 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

        3.9 - Eighth Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of February 6, 1998, by and among FelCor, Columbus/Front Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.8 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

        3.10 - Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of May 1, 1998, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, adopting Addendum No. 3 to Amended and Restated Agreement of Limited Partnership dated as of May 1, 1998 (filed as Exhibit 10.1.9 to FelCor's Form 8-K dated May 29, 1998, and incorporated herein by reference).

        3.11 - Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of June 22, 1998, by and among FelCor, Schenley Hotel Associates, and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.10 to FelCor's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

        3.12 - Eleventh Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of July 28, 1998, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, changing the name of the Company to "FelCor Lodging Limited Partnership" (filed as
               Exhibit 10.1.11 to FelCor's Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

        3.13 - Twelfth Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of December 29, 1998, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, amending certain provisions of the Company Agreement (filed as Exhibit 10.1.12 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K") and incorporated herein by reference).

        3.14 - Thirteenth Amendment to Amended and Restated Agreement of
               Limited Partnership of the Company dated as of December 31, 1998, by and between FelCor, FelCor Nevada Holdings, L.L.C. and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.13 to the 1998 10-K and incorporated herein by reference).

        3.15 - Fourteenth Amendment to Amended and Restated Agreement of Limited Partnership of the Company dated as of March 1, 1999, by and among FelCor, Huie Properties, Ltd., and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.14 to the 1998 10-K and incorporated herein by reference).

        3.16 - Fifteenth Amendment to Amended and Restated Agreement of
               Limited Partnership of the Company dated as of October 15, 1999, by and among FelCor, SRS Properties Limited Partnership, and all of the persons and entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.15 to FelCor's Form 10-K for the fiscal year ended December 31, 1999 ("the 1999 10-K") and incorporated herein by reference).

        3.17 - Sixteenth Amendment to Amended and Restated Agreement of
               Limited Partnership of the Company dated as of February 27, 2000, by and among FelCor, Bass America, Inc., and all of the persons and entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.16 to the 1999 10-K and incorporated herein by reference).

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

       4.2.3 - Third Amendment to Indenture dated as of March 30, 1999 by and among the Company, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto and SunTrust Bank, Atlanta (filed as Exhibit 4.7.3 to FelCor's Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 10-Q"), and incorporated herein by reference).

        10.1 - Form of Lease Agreement between the Registrant as Lessor and DJONT Operations, L.L.C. or its subsidiaries ("DJONT") as Lessee (filed as Exhibit 10.2.1 to the 1995 10-K and incorporated herein by reference).

      10.1.1 - Omnibus Lease Amendment Agreement dated as of June 30, 1998 among FelCor, the Company, and DJONT to clarify the meaning of
               Article III of the lease as represented by the actual course of dealing between lessors and lessees under such leases (filed as Exhibit 10.19 to FelCor's Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

        10.2 - Form of Lease Agreement between the Company as Lessor and a subsidiary of Bristol Hotels & Resorts ("BHR") as Lessee (the "Bristol Lease Agreement") (filed as Exhibit 10.3 to the 1998 10-K and incorporated herein by reference).

      10.2.1 - Amended and Restated Master Hotel Agreement dated as of July 27, 1998 among the Company, FelCor, BHR and the lessors and lessees named therein (filed as Exhibit 10.17 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

        10.3 - Employment Agreement dated as of July 28, 1994 between FelCor and Hervey A. Feldman (filed as Exhibit 10.7 to the 1994 10-K/A and incorporated herein by reference).

        10.4 - Employment Agreement dated as of July 28, 1994 between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to the 1994 10-K/A and incorporated herein by reference).

        10.5 - Restricted Stock and Stock Option Plan of FelCor (filed as
               Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

        10.6 - Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 1994 10-K/A and incorporated herein by reference).

        10.7 - 1995 Restricted Stock and Stock Option Plan of the Company
               (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

        10.8 - Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to FelCor's Form 10-Q for the quarter ended September 30, 1999 (the "September 1999 10-Q") and incorporated herein by reference).

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

       10.13 - Agreement dated as of April 15, 1995 among FelCor, the Company, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A. Feldman relating to purchase of securities (filed as Exhibit
               10.15 to the Registration Statement on Form S-11 (File No. 33-91870) and incorporated herein by reference).

       10.14 - Credit Agreement dated as of February 6, 1996 by and among the Company, as borrower, Holdings and FelCor, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit
               10.30 to FelCor's Form 8_K dated May 1, 1996, and incorporated herein by reference).

       10.15 - Voting and Cooperation Agreement dated as of March 23, 1998 among the Company, Bristol, Bass America Inc., Holiday Corporation and United/Harvey Holdings, L.P. (filed as Exhibit
               99.7 to FelCor's Registration Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

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

       10.18 - Fourth Amended and Restated Revolving Credit Agreement dated as of July 1, 1998 among FelCor and the Company, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Chase Securities, Inc. as Arranger, and Bankers Trust Company, NationsBank, N.A. and Wells Fargo Bank, National Association as Co-Arrangers and Documentation Agents (filed as Exhibit 10.14 to FelCor's Form 8-K dated August 10, 1998 and incorporated herein by reference).

     10.18.1 - Second Amendment to Credit Agreement dated as of August 20, 1999, among FelCor and the Company as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.19.1 to the September 1999 10-Q and incorporated herein by reference).

     10.18.2 - Third Amendment to Credit Agreement dated as of December 1,
               1999, among FelCor and the Company, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.18.2 to the 1999 10-K and incorporated herein by reference). 10.19 - Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company, Bristol Lodging Holding Company, Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders (filed as Exhibit
               10.10 to the Bristol Hotel Company Annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

     10.19 - Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company, Bristol Lodging Holding Company, Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders (filed as Exhibit 10.10 to the Bristol Hotel Company Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

     10.19.1 - First Amendment to Loan Agreement and Ancillary Loan
               Documents made as of May 28, 1999, among FelCor Lodging Company, L.L.C., FelCor Lodging Holding Company, L.L.C. and LaSalle National Bank, as Trustee for Nomura Asset Securities Corporation Commercial Pass-Through Certificates Series 1998-D6, administrative agent and collateral agent (filed as Exhibit
               10.19.1 to the 1999 10-K and incorporated herein by reference).

       10.20 - Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated March 1, 1999, by FelCor Hotel Company II, Ltd., as Grantor, to Howard E. Schreiber, Trustee, in trust for the benefit of Bankers Trust Company, as Beneficiary (filed as Exhibit 10.21 to the March 1999 10-Q, and incorporated herein by reference).

     10.21.1 - Loan Agreement, dated April 1, 1999, among FelCor Lodging
               Trust Incorporated and FelCor Lodging Limited Partnership as Borrower, and The Lenders Party Thereto and The Chase Manhattan Bank as Administrative Agent and Collateral Agent (filed as
               Exhibit 10.22.1 to the March 1999 10-Q, and incorporated herein by reference).

     10.21.2 - Guaranty, dated April 1, 1999, made by each of the named Guarantors therein, who are signatories thereto (filed as Exhibit
               10.22.2 to the March 1999 10-Q, and incorporated herein by reference).

     10.21.3 - Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories thereto, in favor of The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.22.3 to the March 1999 10-Q, and incorporated herein by reference).

     10.21.4 - Second Amendment to Loan Agreement dated as of August 20,
               1999, among FelCor and the Company, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.22.4 to the September 1999 10-Q and incorporated herein by reference).

     10.21.5 - Third Amendment to Loan Agreement dated as of December 1,
               1999, among FelCor and the Registrant, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as Administrative Agent.

       10.22 - Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential Insurance Company of America as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q, and incorporated herein by reference).

     10.22.1 - Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, L.P., payable to the order of The Prudential Insurance Company of America. (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 (the "June 1999 10-Q") and incorporated herein by reference).

     10.22.2 - Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L. P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (incorporated by reference to Exhibit 10.23 to FelCor's Form 10-Q for the quarter ended March 31, 1999).

     10.22.3 - Mortgage Loan Agreement dated as of April 1, 1999, by and between The Prudential Insurance Company of America, as Lender, and FelCor/CSS Holdings, L.P., as Borrower (filed as Exhibit
               10.23.3 to the June 1999 10-Q and incorporated herein by reference).

     10.23.1 - Form of six separate Promissory Notes each dated May 12,
               1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas Market Center), $14,000,000 (Embassy Suites-Dallas Love Field), $12,450,000 (Embassy Suites-Tempe), $11,550,000 (Embassy
               Suites-Anaheim), $8,900,000 (Embassy Suites-Palm Desert), $15,600,000 (Embassy Suites-Deerfield Beach) (filed as Exhibit
               10.24.1 to the June 1999 10-Q and incorporated herein by reference).

     10.23.2 - Form of Deed of Trust, Security Agreement and Fixture
               Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
               Exhibit 10.24.1, also executed by FelCor/CSS Holdings, L.P. with respect to the Embassy Suites-Anaheim and Embassy Suites-Deerfield Beach, and by FelCor Lodging Limited Partnership with respect to the Embassy Suites-Palm Desert (filed as Exhibit
               10.24.2 to the June 1999 10-Q and incorporated herein by reference).

     21      - List of Subsidiaries of the Registrant.

     23      - Consent of PricewaterhouseCoopers LLP

     27      - Financial Data Schedule.

     (b)       Reports on Form 8-K.

     Registrant did not file any reports on Form 8-K during the fourth quarter of 1999.

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


                                        FELCOR LODGING LIMITED PARTNERSHIP
                                          a Delaware Limited Partnership

                                        By:  FelCor Lodging Trust Incorporated
                                             Its General Partner


                                        By: /s/ Lawrence D. Robinson
                                           ------------------------------------
                                                Lawrence D. Robinson
                                                Senior Vice President


Date:    March 29, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    DATE                                                          SIGNATURE
    ----                                                          ---------

                                        ----------------------------------------------------------
                                                             Donald J. McNamara
March [ ], 2000                                      Chairman of the Board and Director

                                                         /s/ Thomas J. Corcoran, Jr.
                                        ----------------------------------------------------------
                                                       Thomas J. Corcoran, Jr.
 March 29, 2000                           President and Director (Chief Executive Officer)

                                                         /s/ Lester C. Johnson
                                        ----------------------------------------------------------
                                                          Lester C. Johnson
March 29, 2000                                      Vice President and Controller
                                                  (Principal Financial Officer and
                                                    Principal Accounting Officer)

                                                         /s/ Richard S. Ellwood
                                        ----------------------------------------------------------
                                                           Richard S. Ellwood,
March [ ], 2000                                                 Director

                                                         /s/ Richard O. Jacobson
                                        ----------------------------------------------------------
                                                                Richard O.

March [ ], 2000                                          Jacobson, Director

                                                         /s/ Charles A. Ledsinger, Jr.
                                        ----------------------------------------------------------
                                                       Charles A. Ledsinger, Jr.,
March 24, 2000                                                  Director

                                                         /s/ Robert H. Lutz, Jr.
                                        ----------------------------------------------------------
March 24, 2000                                       Robert H. Lutz, Jr., Director

                                                         /s/ Charles N. Mathewson
                                        ----------------------------------------------------------
March 24, 2000                                       Charles N. Mathewson, Director

                                                         /s/ Thomas A. McChristy
                                        ----------------------------------------------------------
March 24, 2000                                       Thomas A. McChristy, Director

                                                         /s/ Richard C. North
                                        ----------------------------------------------------------
March 27, 2000                                        Richard C. North, Director

                                                         /s/ Michael D. Rose
                                        ----------------------------------------------------------
March [ ], 2000                                        Michael D. Rose, Director

                       FELCOR LODGING LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                       FELCOR LODGING LIMITED PARTNERSHIP

Report of Independent Accountants.......................................................................F-2
Consolidated Balance Sheets - December 31, 1999 and 1998................................................F-3
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997..............F-4
Consolidated Statements of Partners' Capital for the years ended December 31, 1999, 1998 and 1997...... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..............F-6
Notes to Consolidated Financial Statements..............................................................F-7
Report of Independent Accountants......................................................................F-29
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999........................F-30

                            DJONT OPERATIONS, L.L.C.

Report of Independent Accountants......................................................................F-34
Consolidated Balance Sheets - December 31, 1999 and 1998...............................................F-35
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.............F-36
Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1999, 1998 and 1997..F-37
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.............F-38
Notes to Consolidated Financial Statements.............................................................F-39

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership at December 31, 1999 and 1998, and the consolidated results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997, respectively, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
February 1, 2000,
        except as to the information in Note 18, for which the date is March 15, 2000.

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                     1999           1998
                                                                                  ----------     ----------
Investment in hotels, net of accumulated depreciation of
   $330,555 in 1999 and  $178,072 in 1998 ....................................    $4,035,344     $3,955,582
Investment in unconsolidated entities ........................................       136,718        140,299
Cash and cash equivalents ....................................................        36,123         34,692
Due from Lessees .............................................................        18,394         18,968
Note receivable from unconsolidated entity ...................................         7,760          7,766
Deferred expenses, net of accumulated amortization of
   $4,491 in 1999 and $2,096 in 1998 .........................................        15,473         10,041
Other assets .................................................................         5,939          8,035
                                                                                  ----------     ----------

       Total assets ..........................................................    $4,255,751     $4,175,383
                                                                                  ==========     ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $1,401 in 1999 and $1,628 in 1998 ...................    $1,833,954     $1,594,734
Distributions payable ........................................................        39,657         67,262
Accrued expenses and other liabilities .......................................        65,480         57,312
Minority interest in other partnerships ......................................        51,671         51,105
                                                                                  ----------     ----------

Total liabilities ............................................................     1,990,762      1,770,413
                                                                                  ----------     ----------

Commitments and contingencies (Notes 6 and 11)

Redeemable units at redemption value .........................................        52,338         67,595
Preferred units:
   Series A Cumulative Preferred Units, 6,050 units issued and outstanding ...       151,250        151,250
   Series B Redeemable Preferred Units, 58 units issued and outstanding ......       143,750        143,750
                                                                                  ----------     ----------

Partners' Capital ............................................................     1,917,651      2,042,375
                                                                                  ----------     ----------

      Total liabilities and partners' capital ................................    $4,255,751     $4,175,383
                                                                                  ==========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        1999           1998           1997
                                                                      ---------      ---------      ---------
Revenues:
Percentage lease revenue .........................................    $ 490,893      $ 328,035      $ 169,114
Equity in income from unconsolidated entities ....................        8,484          7,017          6,963
Other revenue ....................................................        4,624          4,565            574
                                                                      ---------      ---------      ---------

                     Total revenues ..............................      504,001        339,617        176,651
                                                                      ---------      ---------      ---------

Expenses:
General and administrative .......................................        9,122          5,254          3,743
Depreciation .....................................................      152,948         90,835         50,798
Taxes, insurance and other .......................................       59,572         37,158         21,483
Land leases ......................................................       17,558          8,130          1,610
Interest expense .................................................      125,435         73,182         28,792
Minority interest in other partnerships ..........................        2,713          1,121            573
                                                                      ---------      ---------      ---------

                     Total  expenses .............................      367,348        215,680        106,999
                                                                      ---------      ---------      ---------

Income before nonrecurring items .................................      136,653        123,937         69,652
Gain on sale of hotels, net ......................................          236            477
Extraordinary charge from write off of deferred financing fees ...        1,113          3,075            185
                                                                      ---------      ---------      ---------

Net income .......................................................      135,776        121,339         69,467

Preferred distributions ..........................................       24,735         21,423         11,797
                                                                      ---------      ---------      ---------

Net income applicable to unitholders .............................    $ 111,041      $  99,916      $  57,670
                                                                      =========      =========      =========

Per unit data:
   Basic:
      Income applicable to unitholders
          before extraordinary charge ............................    $    1.59      $    1.95      $    1.70
      Extraordinary charge .......................................        (0.01)         (0.06)         (0.01)
                                                                      ---------      ---------      ---------

      Net income applicable to unitholders .......................    $    1.58      $    1.89      $    1.69
                                                                      =========      =========      =========
      Weighted average units outstanding .........................       70,372         52,978         34,126

   Diluted:
      Income applicable to unitholders
          before extraordinary charge ............................    $    1.59      $    1.93      $    1.68
      Extraordinary charge .......................................        (0.02)         (0.06)         (0.01)
                                                                      ---------      ---------      ---------

      Net income applicable to unitholders .......................    $    1.57      $    1.87      $    1.67
                                                                      =========      =========      =========
      Weighted average units outstanding .........................       70,561         53,323         34,467


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP



                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


Balance, December 31, 1996 ...............................              468,247

Contributions ............................................              449,591
Distributions ............................................              (90,249)
Allocations from redeemable units ........................                  710
Net income ...............................................               69,467
                                                                    -----------

Balance, December 31, 1997 ...............................              897,766

Contributions ............................................            1,147,739
Distributions ............................................             (166,580)
Allocations from redeemable units ........................               42,111
Net income ...............................................              121,339
                                                                    -----------

Balance, December 31, 1998 ...............................            2,042,375

Contributions ............................................                  583
Redemption of units ......................................              (98,387)
Distributions ............................................             (179,185)
Allocations from redeemable units ........................               16,489
Net income ...............................................              135,776
                                                                    -----------

Balance ..................................................          $ 1,917,651
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                   1999           1998           1997
                                                                                -----------    -----------    -----------
Cash flows from operating activities:
     Net income ..............................................................  $   135,776    $   121,339    $    69,467
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Gain on sale of assets ...............................................         (236)          (477)
        Depreciation .........................................................      152,948         90,835         50,798
        Amortization of deferred financing fees and organization costs .......        1,816          1,985          1,468
        Amortization of unearned officers' and directors' compensation .......          652            830          1,017
        Equity in income from unconsolidated entities ........................       (8,484)        (7,017)        (6,963)
        Extraordinary charge for write off of deferred financing fees ........        1,113          3,075            185
        Minority interest in other partnerships ..............................        2,713          1,121            573
     Changes in assets and liabilities, net of effects of acquisitions:
        Due from Lessees .....................................................          574         (3,035)       (13,382)
        Deferred financing fees ..............................................       (9,313)        (4,348)        (8,825)
        Other assets .........................................................         (282)          (602)        (1,175)
        Accrued expenses and other liabilities ...............................        5,088        (11,123)         4,315
                                                                                -----------    -----------    -----------
                  Net cash flow provided by operating activities .............      282,365        192,583         97,478
                                                                                -----------    -----------    -----------
Cash flows used in investing activities:
        Acquisition of hotels ................................................      (10,802)      (326,276)      (574,100)
        Acquisition of unconsolidated entities ...............................       (7,452)        (4,230)       (65,271)
        Improvements and additions to hotels .................................     (222,320)      (119,107)       (52,700)
        Note receivable from unconsolidated entity ...........................                      (7,766)
        Bristol interim credit facility ......................................                    (120,000)
        Sale of hotels .......................................................       15,476          7,815
        Cash distributions from unconsolidated entities ......................       19,581         19,066          4,211
                                                                                -----------    -----------    -----------
                  Net cash flow used in investing activities .................     (205,517)      (550,498)      (687,860)
                                                                                -----------    -----------    -----------
Cash flows from financing activities:
        Proceeds from borrowings .............................................    1,034,667      1,013,003        679,144
        Repayment of borrowings ..............................................     (804,915)      (658,524)      (445,900)
        Proceeds from sale of preferred units ................................                     139,063
        Purchase of treasury stock ...........................................      (98,387)
        Contributions ........................................................            8          3,884        448,586
        Distributions paid to unitholders ....................................     (180,803)      (105,425)       (69,901)
        Dividends paid to preferred unitholders ..............................      (25,987)       (16,937)       (11,797)
                                                                                -----------    -----------    -----------
                  Net cash flow provided by (used in) financing activities ...      (75,417)       375,064        600,132
                                                                                -----------    -----------    -----------
Net change in cash and cash equivalents ......................................        1,431         17,149          9,750
Cash and cash equivalents at beginning of years ..............................       34,692         17,543          7,793
                                                                                -----------    -----------    -----------
Cash and cash equivalents at end of years ....................................  $    36,123    $    34,692    $    17,543
                                                                                ===========    ===========    ===========

Supplemental cash flow information - interest paid ...........................  $   125,085    $    72,215    $    21,414
                                                                                -----------    -----------    -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") at December 31, 1999, owned interests in 188 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), one of the nation's largest hotel real estate investment trusts, ("REIT"). At December 31, 1999, FelCor owned a greater than 95% equity interest in the Company. The Company owns 100% of the interest in 163 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 1999:

                                                                                 NOT OPERATED
            BRAND                                    DJONT              BRISTOL  UNDER A LEASE   TOTAL
            -----                                    -----              -------  -------------   -----
         Embassy Suites                               58                                           58
         Holiday Inn                                                      43            1          44
         Doubletree and Doubletree Guest Suites(R)    16(1)                                        16
         Crowne Plaza and Crowne Plaza Suites(R)                          18                       18
         Holiday Inn Select(R)                                            10                       10
         Sheraton(R) and Sheraton Suites(R)            9                                1(2)       10
         Hampton Inn(R)                                                    9                        9
         Holiday Inn Express(R)                                            5                        5
         Fairfield Inn(R)                                                  5                        5
         Harvey Hotel(R)                                                   4                        4
         Independents                                                      2            1           3
         Courtyard by Marriott(R)                                          2                        2
         Four Points by Sheraton(R)                                        1                        1
         Hilton Suites(R)                              1                                            1
         Homewood Suites(R)                                                1                        1
         Westin(R)                                     1                                            1
                                                     ---                ----           --        ----
               Total Hotels                           85                 100            3         188
                                                     ===                ====           ==        ====

         (1) On January 1, 2000, two of these Doubletree Guest Suites hotels were converted to the Embassy Suites brand.

         (2) On January 1, 2000, a lease on this hotels became effective between the Company and DJONT.

         The Hotels are located in the United States (35 states) and Canada, with a concentration in California (20 hotels), Florida (18 hotels), Georgia (15 hotels) and Texas (41 hotels). The following table provides information regarding the net acquisition and disposition of hotels through December 31, 1999:

                               NET HOTELS
                         ACQUIRED/(DISPOSED OF)
                         ----------------------
      1994                              7
      1995                             13
      1996                             23
      1997                             30
      1998                            120
      1999                             (5)
                                     ----
                                      188
                                     ====

                       FELCOR LODGING LIMITED PARTNERSHIP

1.  ORGANIZATION -- (CONTINUED)

         At December 31, 1999, the Company leased 85 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), and leased 100 of the Hotels to Bristol Hotels & Resorts, or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). Three Hotels were operated without a lease.

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. At December 31, 1999, DJONT had entered into management agreements pursuant to which 72 of the Hotels leased by it were managed by subsidiaries of Hilton Hotels Corporation ("Hilton"), ten were managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), and three were managed by two unrelated management companies.

         Bristol, an independent publicly owned company, at December 31, 1999, leased and managed 100 Hotels and managed one hotel which operated without a lease. Bristol is one of the largest independent hotel operating companies in North America and operates the largest number of Bass Hotels & Resorts-branded hotels in the world.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholder's equity.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation C The consolidated financial statements include the accounts of, the Company, and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates C The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Investment in Hotels C Hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 31 to 40 years for buildings and improvements and three to seven years for furniture, fixtures, and equipment.

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

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Investment in Unconsolidated Entities CThe Company owns a 50% interest in various partnerships or limited liability companies in which the partners jointly make all material decisions concerning the business affairs and operations. The Company also owns a 97% nonvoting interest in an entity. Accordingly, the Company does not control these entities and carries its investment in unconsolidated entities at cost, plus its equity in net earnings, less distributions received since the date of acquisition. Equity in net earnings is adjusted for the straight-line amortization, over a 40-year period, of the difference between the Company's cost and its proportionate share of the underlying net assets at the date of acquisition.

         Cash and Cash Equivalents C All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Deferred Expenses C Deferred expenses are recorded at cost. Amortization is computed using the interest method over the maturity of the related debt.

         Revenue Recognition C Percentage lease revenue is reported as income over the lease term as it becomes receivable from the Lessees according to the provisions of the Percentage Lease agreements. The Lessees are in compliance with their rental obligations under the Percentage Leases.

         Capitalized Interest C The Company capitalizes interest and certain other costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 1999 and 1998 were approximately $7.4 million and $5.9 million, respectively.

         Net Income Per Unit C Basic earnings per unit have been computed by dividing net income by the weighted average number of units outstanding. Diluted earnings per unit have been computed by dividing net income by the weighted average number of units and equivalents outstanding. Unit equivalents represent units issuable upon exercise of FelCor stock options and unvested officers' restricted FelCor stock grants.

         At December 31, 1999, 1998, and 1997, the Company's Series A Cumulative Preferred Units, if converted to units, would be antidilutive; accordingly the Series A Cumulative Preferred Units are not assumed to be converted in the computation of diluted earnings per unit.

         Distributions C The Company pays regular quarterly distributions on its Units. Additionally, the Company pays regular quarterly distributions on preferred units in accordance with its preferred units distribution requirements.

         For 1999 The Company paid distributions of $2.20 per unit, $1.95 per unit of Series A Cumulative Preferred Units ("Series A Preferred Units"), and $2.25 per depositary share evidencing Series B Redeemable Preferred Units ("Series B Preferred Units").

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Income Taxes C No provision for federal income taxes has been reflected in the financial statements because all taxable income or loss, or tax credits are passed through to the partners.

3.  BRISTOL MERGER

         On July 28, 1998, FelCor completed the merger of Bristol Hotel Company's real estate holdings with and into FelCor (the "Merger"). The Merger resulted in the net acquisition of 107 primarily full-service hotels which were contributed to the Company in return for approximately 31.0 million units.

         A summary of the fair values of the assets and liabilities acquired in the Merger, recorded at the date of acquisition, is as follows (in thousands):

 Investment in hotels ............................................    $2,014,250
 Investment in unconsolidated entity .............................        16,839
 Other assets ....................................................         4,151
                                                                      ----------
                                                                       2,035,240
                                                                      ----------
 Common stock issued .............................................     1,146,081
 Debt obligations assumed ........................................       868,615
 Accrued expenses and other liabilities assumed ..................        55,297
                                                                      ----------
                                                                       2,069,993
                                                                      ----------
 Total cash received in Merger ...................................    $   34,753
                                                                      ==========

         The Merger has been accounted for as a purchase, and, accordingly, the results of operations since the date of acquisition are included in the Company's consolidated statements of operations.

4.  INVESTMENT IN HOTELS

         Investment in hotels at December 31, 1999 and 1998, consist of the following (in thousands):

                                                       1999            1998
                                                    -----------     -----------
Land ...........................................    $   346,862     $   328,591
Building and improvements ......................      3,616,269       3,470,854
Furniture, fixtures and equipment ..............        383,931         300,501
Construction in progress .......................         18,837          33,708
                                                    -----------     -----------
                                                      4,365,899       4,133,654
Accumulated depreciation .......................       (330,555)       (178,072)
                                                    -----------     -----------
                                                    $ 4,035,344     $ 3,955,582
                                                    ===========     ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

5.  INVESTMENT IN UNCONSOLIDATED ENTITIES

         At December 31, 1999, the Company owned 50% interests in separate entities owning 16 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that is developing condominiums for sale and that owns an annex to a hotel owned by the Company. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                             DECEMBER 31,
                                                       -------------------------
                                                        1999             1998
                                                       --------         --------
Balance sheet information:
     Investment in hotels ....................         $337,444         $269,881
     Non-recourse mortgage debt ..............         $254,668         $176,755
     Equity ..................................         $101,120         $105,347

                                                             YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                           1999        1998        1997
                                                         --------    --------    --------
Statements of operations information:
     Total revenues ..................................   $ 69,146    $ 57,006    $ 54,000
     Net income ......................................   $ 21,726    $ 17,438    $ 17,044

     Net income attributable to the Company ..........   $ 10,626    $  8,719    $  8,522
     Amortization of cost in excess of book value ....     (2,142)     (1,702)     (1,559)
                                                         --------    --------    --------
     Equity in income from unconsolidated entities ...   $  8,484    $  7,017    $  6,963
                                                         ========    ========    ========

6.  DEBT

         Debt at December 31, 1999 and 1998, consists of the following (in thousands):

                                                                                                    DECEMBER 31,
                                                                                            ----------------------------
                                   COLLATERAL      INTEREST RATE         MATURITY DATE          1999             1998
                                   ----------      -------------         -------------      ----------        ----------
FLOATING RATE DEBT:
   Line of credit                     (a)          LIBOR + 163bp       June 2001            $  351,000        $  411,000
   Senior term loan                   (a)          LIBOR + 250bp       March 2004              250,000
   Term loan                       Unsecured       LIBOR + 150bp       December 1999                             250,000
   Mortgage debt                    3 hotels       LIBOR + 200bp       February 2003            62,553
   Other                           Unsecured    Up to LIBOR + 200bp    Various                  32,282            34,750
                                                                                            ----------        ----------
Total floating rate debt                                                                       695,835           695,750
                                                                                            ----------        ----------

FIXED RATE DEBT:
   Line of credit - swapped           (a)           7.17 - 7.56%       March 2000- 2001        313,000           325,000
   Publicly-traded term notes         (a)              7.38%           October 2004            174,377           174,249
   Publicly-traded term notes         (a)              7.63%           October 2007            124,221           124,122
   Mortgage debt                   15 hotels           7.24%           November 2022           142,542           145,062
   Senior term loan - swapped         (a)              8.30%           March 2000-2004         125,000
   Mortgage debt                    3 hotels           6.97%           December 2002                              43,836
   Mortgage debt                    7 hotels           7.54%           April 2009               99,075
   Mortgage debt                    6 hotels           7.55%           June 2009                74,483
   Other                           13 hotels       6.96% - 7.23%       2000 - 2005              85,421            86,715
                                                                                            ----------        ----------
Total fixed rate debt                                                                        1,138,119           898,984
                                                                                            ----------        ----------
               Total debt                                                                   $1,833,954        $1,594,734
                                                                                            ==========        ==========

         (a) Collateralized by stock and partnership interests in certain subsidiaries of FelCor.

                       FELCOR LODGING LIMITED PARTNERSHIP

6.  DEBT -- (CONTINUED)

         On March 4, 1999 the Company completed a $63 million first mortgage term loan ("Mortgage Loan"). The Mortgage Loan is collateralized by three hotels, bears interest at 200 basis points over LIBOR, matures in February 2003 and amortizes over 25 years. The proceeds from this loan were used to pay off a $44 million mortgage loan due December 2002 and to acquire ownership of land previously held under ground leases.

         On April 1, 1999, the Company entered into a $375 million term loan ("the Senior Term Loan") increasing its credit facilities to $1.2 billion, consisting of the Senior Term Loan which matures in March 2004 and an $850 million revolving line of credit ("Line of Credit") which matures in June 2001. The Line of Credit, Senior Term Loan and the Company's publicly traded term notes are collateralized by stock and partnership interests in certain subsidiaries of FelCor. The financial covenants in the Senior Term Loan are consistent with those in the Company's existing Line of Credit. If the Company achieves investment grade credit ratings from the applicable rating agencies, or when the Senior Term Loan is retired, the stock and partnership interest collateral will be released. The proceeds of the Senior Term Loan were used to prepay a $250 million term loan, which was to mature on December 31, 1999, and initially to reduce borrowings under the Company's Line of Credit. Interest payable on borrowings under the credit facilities is variable, determined from a ratings and leverage-based pricing matrix, ranging from 87.5 basis points to 275 basis points above LIBOR (30-day LIBOR at December 31, 1999, was 5.83%). The interest rate spread on the Line of Credit ranged from 150 to 162.5 basis points in 1999. Additionally, the Company is required to pay an unused commitment fee on the Line of Credit which is variable, determined from a ratings-based pricing matrix, ranging from 20 to 30 basis points. In 1999 and 1998, the Company wrote off approximately $1.1 million and $2.5 million, respectively, of deferred financing fees relating to the term loan of $250 million and the previous unsecured credit facility of $550 million, respectively. For the years ended December 31, 1999, 1998, and 1997, the Company paid interest on its unsecured credit facilities at weighted average interest rates of 7.1%, 7.1%, and 7.6%, respectively. At December 31, 1999, the Company had borrowing capacity under its Line of Credit of $186 million.

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

         On May 13, 1999, the Company closed a 10-year, $75 million mortgage loan. This loan is non-recourse (with certain exceptions), is collateralized by six Embassy Suites hotels, carries a fixed rate coupon of 7.55%, matures in June 2009 and amortizes over 25 years. The proceeds from this loan were used initially to reduce outstanding borrowings under the Company's Line of Credit.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 1999, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit and Senior Term Loan. Most of the mortgage debt is non-recourse to the Company (with certain exceptions) and contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment, yield maintenance, or defeasance obligations.

                       FELCOR LODGING LIMITED PARTNERSHIP

6.  DEBT -- (CONTINUED)

Future scheduled principal payments on debt obligations at December 31, 1999 are as follows (in thousands):

YEAR
2000................................................................           $42,608
2001................................................................           684,588
2002................................................................             9,622
2003................................................................            90,768
2004................................................................           559,306
2005 and thereafter.................................................           448,463
                                                                            ----------
                                                                             1,835,355
Discount accretion over term........................................           (1,401)
                                                                            ----------
                                                                            $1,833,954
                                                                            ==========

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit and Senior Term Loan without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at December 31, 1999, are summarized in the following table:

                                                                    EFFECTIVE SWAP RATE
                                                                         RECEIVED
                            SWAP RATE          EFFECTIVE              (VARIABLE) AT          SWAP
NOTIONAL AMOUNT            PAID (FIXED)       FIXED RATE                12/31/99           MATURITY
---------------            ------------       ----------           --------------------   -----------
$113 million                 5.9300%            7.5550%                 7.7450%           March 2000
$  75 million                5.9375%            7.5625%                 7.7450%           March 2000
$  25 million                5.5750%            7.1830%                 8.1013%            July 2001
$  25 million                5.5480%            7.1730%                 8.1013%            July 2001
$  75 million                5.5550%            7.1800%                 8.1013%            July 2001
$ 100 million                5.7955%            8.2960%                 8.9763%            July 2003
$  25 million                5.8260%            8.3260%                 8.9763%            July 2003
-------------
$ 438 million
============

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company, pursuant to the terms of its interest rate agreement, and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk in that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

                       FELCOR LODGING LIMITED PARTNERSHIP

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1999. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Management estimates the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the note receivable approximates carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; (iii) the borrowings under the Line of Credit, Senior Term loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market. The estimated fair value of the Company's fixed rate debt of $700 million is $568 million at December 31, 1999, based on current market interest rates estimated by the Company for similar debt with similar maturities.

         The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net gain on these instruments was approximately $6.3 million at December 31, 1999, which represents the amount the Company would receive to terminate the agreements based on current market rates.

8.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS

         The outstanding units of limited partnership interest in the Company ("Units") are redeemable at the option of the holder for a like number of shares of common stock of FelCor, or cash, or a combination thereof, at the election of FelCor. Due to these redemption rights, these limited partnership units have been excluded from partners' capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 1999 and 1998 there were 2,990,762 and 2,938,933 redeemable units outstanding. The value of the redeemable units are based on the closing market price of FelCor's common stock at the balance sheet date, which at December 31, 1999 and 1998 was $17.50 and $23.00, respectively.

Preferred Units

         FelCor's Board of Directors is authorized to provide for the issuance of up to 20,000,000 shares of Preferred Stock in one or more series, to establish the number of shares in each series, to fix the designation, powers preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

         In 1996 FelCor issued 6.1 million shares of its $1.95 Series A Preferred Stock at $25 per share. The Series A Preferred Stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. Each share of the Series A Preferred Stock is convertible at the shareholder's option to
0.7752 shares of Common Stock, subject to certain adjustments, and

                       FELCOR LODGING LIMITED PARTNERSHIP

8.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS -- (CONTINUED)

may not be redeemed by the Company before April 30, 2001. The proceeds from the Series A Preferred Stock were contributed to the Company in exchange for Series A Preferred Units. The preference on these units are the same as FelCor's Series A Preferred Stock.

         On May 1, 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of 9% Series B Preferred Stock, at $25 per depositary share. The Series B Preferred Stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The Series B Preferred Stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The proceeds from the Series B Preferred Stock were contributed to the Company in exchange for Series B Preferred Units. The preference on these units are the same as FelCor's Series B Preferred Stock.

         At December 31, 1999, all distributions then payable on the Series A and Series B Preferred Units had been paid.

Treasury Stock Repurchase Program

         On September 3, 1999, FelCor announced that its Board of Directors had authorized it to repurchase up to $100 million of its outstanding common shares. At December 31, 1999, FelCor had completed the repurchase of approximately 5.8 million common shares at a cost of approximately $98.4 million which has been recorded as a reduction to Partner's Capital as a result of the redemption of units held by FelCor to fund the repurchase.

9.  TAXES, INSURANCE AND OTHER

         Taxes, insurance and other is comprised of the following for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                        1999      1998      1997
                                                       -------   -------   -------
Real estate and personal property taxes ............   $52,118   $32,892   $18,976
Property insurance .................................     3,481     2,341     1,627
State franchise taxes and Canadian income tax ......     3,973     1,609       718
Other ..............................................                 316       162
                                                       -------   -------   -------
               Total taxes, insurance, and other ...   $59,572   $37,158   $21,483
                                                       =======   =======   =======

10.  LAND LEASES

         The Company leases land occupied by certain hotels from third parties under various operating leases. Certain leases contain contingent rent features based on gross revenue at the respective hotels. Future minimum lease payments under the Company's land lease obligations at December 31, 1999, are as follows (in thousands):

YEAR
----
2000                                          $ 18,358
2001                                            18,346
2002                                            17,951
2003                                            17,767
2004                                            17,703
2005 and thereafter                            265,115
                                              --------
                                              $355,240
                                              ========

                       FELCOR LODGING LIMITED PARTNERSHIP

11.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

        Commitments

         The Company is to receive rental income from the Lessees under the Percentage Leases, which expire in 2002 (five hotels), 2003 (three hotels), 2004 (12 hotels), 2005 (19 hotels), 2006 (26 hotels), 2007 (37 hotels), 2008 (54 hotels), and thereafter (15 hotels). The rental income under the Percentage Leases between 14 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the following schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancelable operating leases at December 31, 1999 is as follows (in thousands):

                                                  LESSEES
                                          ------------------------
                                            DJONT        BRISTOL         TOTAL
                                          ----------    ----------    ----------
YEAR
2000 .................................    $  140,235    $  180,055    $  320,290
2001 .................................       143,609       180,076       323,685
2002 .................................       143,966       180,049       324,015
2003 .................................       130,445       177,302       307,747
2004 .................................       126,885       169,930       296,815
2005 and thereafter ..................       392,499       650,239     1,042,738
                                          ----------    ----------    ----------
                                          $1,077,639    $1,537,651    $2,615,290
                                          ==========    ==========    ==========

         The Percentage Lease revenue is based on a percentage of room and suite revenues, and a varying combination of food and beverage revenues, food and beverage rents, and other revenues of the Hotels. Both the base rent and the threshold suite revenue in each lease computation are subject to adjustments for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 2000 ranged from 1.05% to 2.20%, dependent upon the Lessee. The CPI adjustments for 1999 ranged from 0.55% to 1.5%, dependent upon the Lessee, and in 1998 was 0.50%.

         Under the Percentage Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the hotels' revenues (varying from 4% of room and suite revenue to 3% of total hotel revenue) per month, on a cumulative basis, to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the Hotels. Included in cash and cash equivalents at December 31, 1999 and 1998, were cash balances held by the Hotel managers for these capital expenditures of $19.9 million and $14.8 million, respectively.

        Related Party Transactions

         The Company's general partner, FelCor, shares its executive offices and certain employees with FelCor, Inc., and DJONT, and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by FelCor), office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. The Company reimburses FelCor for its share of such allocated costs. Any such allocation of shared expenses to FelCor is required to be approved by a majority of FelCor's Independent Directors. During 1999, 1998, and 1997, the Company and FelCor paid approximately $5.7 million (approximately 89.5%), $2.8 million (approximately 63%), and $1.3 million (approximately 38%), respectively, of the allocable expenses under this arrangement.

                       FELCOR LODGING LIMITED PARTNERSHIP

11.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Included in the mortgage debt of the unconsolidated entities is a mortgage loan payable to the Company in the amount of $7.8 million for 1999 and 1998. The note bears a fixed interest rate of 8% per annum with a 30 year amortization, matures on December 31, 2004, and is collateralized by a Mortgage and Assignment of Leases and Rents with respect to the annex of the hotel owned by an entity in which the Company has a 97% nonvoting interest.

12.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels in 1998 and 1997. During 1999 the Company purchased the land related to three hotels, which was previously leased. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

                                           1999           1998           1997
                                        -----------    -----------    -----------
Assets acquired .....................   $    19,776    $ 2,427,027    $   588,053
Liabilities assumed .................        (7,800)      (940,906)        (5,932)
Common Stock and Units issued .......        (1,174)    (1,152,856)
Minority interest contribution ......                       (6,989)        (8,021)
                                        -----------    -----------    -----------
               Net cash paid ........   $    10,802    $   326,276    $   574,100
                                        ===========    ===========    ===========

         Under the Merger Agreement with Bristol Hotel Company, FelCor provided Bristol a $120 million interim credit facility (the "Interim Credit Facility"). At July 28, 1998, the Interim Credit facility was assumed and canceled by FelCor upon completion of the Merger.

         Approximately $39.7 million, $67.3 million, and $24.7 million of aggregate preferred unit distributions and unit distributions had been declared as of December 31, 1999, 1998, and 1997, respectively. These amounts were paid in the following January of each year.

         In 1998 the Company entered into a joint venture, in which the Company contributed a hotel with a net book value of $53.9 million for a 60% equity interest in the venture. The Company has consolidated this venture in the financial statements and recorded increases of $34.4 million in investment in hotels and minority interest in other partnerships.

13.  STOCK BASED COMPENSATION PLANS

         FelCor sponsors three restricted stock and stock option plans (the "FelCor Plans"). In addition, upon completion of the Merger, FelCor assumed two stock option plans previously sponsored by Bristol Hotel Company (the "Bristol Plans"). FelCor was initially obligated to issue up to 1,271,103 shares of its Common Stock pursuant to the Bristol Plans. No additional options may be awarded under the Bristol Plans. The FelCor Plans and the Bristol Plans are referred to collectively as the "Plans". Upon issuance of any stock, FelCor is obligated to contribute the proceeds to the Company in exchange for a like number of units.

Stock Options

         FelCor is authorized to issue 2,950,000 shares of Common Stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest over five equal annual installments (20% per year), beginning in the year following the date of grant.

                       FELCOR LODGING LIMITED PARTNERSHIP

13.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

         The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of the date of award.

         A summary of the status of FelCor's non-qualified stock options under the Plans as of December 31, 1999, 1998, and 1997, and the changes during the years are presented below:

                                                        1999                         1998                            1997
                                            --------------------------  ----------------------------     ---------------------------
                                                              WEIGHTED                      WEIGHTED                       WEIGHTED
                                            # SHARES OF        AVERAGE   # SHARES OF        AVERAGE      # SHARES OF       AVERAGE
                                             UNDERLYING       EXERCISE    UNDERLYING        EXERCISE       UNDERLYING      EXERCISE
                                               OPTIONS         PRICES      OPTIONS          PRICES         OPTIONS         PRICES
                                            -----------       --------  -----------        ---------     ------------      ---------
Outstanding at beginning of the year.......   2,540,466        $22.53     1,670,500         $29.96        1,047,500        $25.67
Granted (A) (B)............................       9,750        $22.13     2,445,813         $20.54          752,000        $35.70
Exercised..................................        (760)       $10.33      (332,915)        $11.67          (31,000)       $19.11
Forfeited (B)..............................     (52,683)       $32.41    (1,242,932)        $31.51          (98,000)       $31.56
                                             ----------                 -----------                      ----------
Outstanding at end of year.................   2,496,773        $22.32     2,540,466         $22.53        1,670,500        $29.96
                                             ==========                 ===========                      ==========
Exercisable at end of year.................     906,675        $24.58       796,499         $24.64          411,500        $24.42

         (A) 1998 grants include options covering 1,271,103 shares of Common Stock issuable as a result of the assumption of the Bristol Plans.

         (B) To enable FelCor to preserve its stock options as a meaningful element of compensation in 1998, existing option holders under the FelCor Plans employed by FelCor on a full-time basis were offered the opportunity to exchange their existing options (having exercise prices ranging from $26.44 to $38.56 per share) for a lesser number of new options having an equal value under the Black-Scholes option pricing model. Twenty-two employees accepted this offer in 1998, surrendering for cancellation existing options covering an aggregate of 1,151,500 shares of Common Stock at a weighted average exercise price of $32.807 per share for new options covering an aggregate of 840,393 shares of Common Stock at an exercise price of $22.125 per share. The new options have the same expiration dates and vesting schedules as the options surrendered for cancellation; however, none of the new options were exercisable prior to January 1, 2000.

                                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                               ---------------------------------------------   ----------------------------------
                                 NUMBER        WGTD. AVG.                           NUMBER
     RANGE OF                  OUTSTANDING     REMAINING         WGTD AVG.       EXERCISABLE        WGTD. AVG.
 EXERCISE PRICES               AT 12/31/99       LIFE         EXERCISE PRICE    AT 12/31/99       EXERCISE PRICE
----------------               -----------     ----------     --------------   --------------     ---------------
$10.33 to $29.50               2,206,819         7.21             $20.80           734,890            $22.21
$30.28 to $36.63                 289,954         7.63             $33.92           171,785            $34.72
----------------              ----------         ----             ------           -------            ------
$10.33 to $36.63               2,496,773         7.26             $22.32           906,675            $24.58

Restricted Stock

         A summary of the status of FelCor's restricted stock grants as of December 31, 1999, 1998, and 1997 and the changes during the years are presented below:

                                                           1999                        1998                          1997
                                                  ----------------------     -------------------------    --------------------------
                                                               WEIGHTED                     WEIGHTED                      WEIGHTED
                                                               AVERAGE                       AVERAGE                      AVERAGE
                                                             FAIR MARKET                   FAIR MARKET                   FAIR MARKET
                                                                VALUE                         VALUE                        VALUE
                                                  # SHARES     AT GRANT      # SHARES        AT GRANT     # SHARES        AT GRANT
                                                  --------   -----------     --------      -----------    --------       -----------
Outstanding at beginning of the year...........   125,375      $28.97         115,500         $29.03       84,500          $26.04
                                                  -------                     -------                     -------
Granted:
   With 5-year pro rata vesting................                                5,000          $21.25       35,000          $35.00
   Vest 100% at grant date.....................                                4,875          $35.63        6,000          $35.00
   Vest 100% within 12 months of grant.........                                                             2,500          $36.94
                                                                              ------          ------      -------
Total granted..................................                                9,875          $28.35       43,500          $35.11
Forfeited......................................                                                           (12,500)         $30.00
                                                  -------                     -------                     -------
Outstanding at end of year.....................   125,375      $28.97         125,375         $28.97      115,500          $29.03
                                                  =======                     =======                     =======
Vested at end of year..........................    83,575      $28.35          65,175         $28.26       40,400          $26.60

                       FELCOR LODGING LIMITED PARTNERSHIP

14.  LESSEES

         All of the Company's percentage lease revenue is derived from the Percentage Leases with the Lessees. Certain information, related to DJONT's financial statements, is as follows (in thousands):

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                      1999            1998
                                                                    --------        --------
Balance Sheet Information:
   Cash and cash equivalents....................................     $20,127         $28,538
   Accounts receivable, net.....................................     $28,601         $27,561
   Total assets.................................................     $71,659         $63,972
   Due to FelCor Lodging Limited Partnership....................     $22,064         $16,875
   Accounts payable.............................................     $12,742         $13,508
   Shareholders' deficit........................................    $(13,142)        $(8,231)

                                                                           YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                      1999           1998           1997
                                                                    --------       --------       --------
Statement of Operations Information:
   Room and suite revenue.......................................    $649,323       $618,122       $456,614
   Percentage lease expenses....................................    $307,532       $289,891       $216,990
   Net income (loss)............................................    $(4,911)       $    844       $(2,672)

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No such loans were outstanding at December 31, 1999.

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

         Bristol serves as both the lessee and manager of the 100 Hotels leased to it by the Company at December 31, 1999, and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This Letter of Credit is subject to periodic reductions upon satisfaction of certain conditions and, at December 31, 1999, totaled $9.1 million. According to Bristol's press release dated February 1, 2000, for the year ended December 31, 1999, and the period from July 28, 1998, through December 31, 1998, Bristol had net income of $8.2 million and $2.6 million, respectively, and at December 31, 1999 and 1998, had stockholders' equity of $43.1 million and $35.4 million, respectively.

         At December 31, 1999, the Company owned interests in 188 Hotels operating under various brand names. The Hotels generally operate pursuant to franchise license agreements which require the payment of fees based on a percentage of room and suite revenue. These fees are paid by the Lessees.

                       FELCOR LODGING LIMITED PARTNERSHIP

15.  SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at December 31, 1999, were DJONT and Bristol. Prior to July 28, 1998 (the date of the Bristol Merger), the Company had only one lessee, DJONT.

         The following tables present information about the reportable segments for the year ended December 31, 1999 and 1998 (in thousands):

                                                                                                CORPORATE
                                                                                                   NOT
                                                                                    SEGMENT      ALLOCABLE     CONSOLIDATED
                                                       DJONT         BRISTOL         TOTAL      TO SEGMENTS       TOTAL
                                                    -----------    -----------    -----------   -----------    ------------
YEAR ENDED DECEMBER 31, 1999
Statement of Operations Information:
Revenues:
   Percentage lease revenue .................       $   256,128    $   234,765    $   490,893                  $   490,893
   Equity in income from unconsolidated
      entities ..............................       $     7,725    $       759    $     8,484                  $     8,484

Expenses:
   Depreciation .............................       $    80,969    $    71,748    $   152,717   $       231    $   152,948
   Interest expense .........................                                                   $   125,435    $   125,435

Income (loss) before nonrecurring items......       $   147,868    $   118,949    $   266,817   $  (130,164)   $   136,653
Gain on sale of hotels ......................                                                   $       236    $       236
Income (loss) before extraordinary change ...       $   147,868    $   118,949    $   266,817   $  (129,928)   $   136,889

Funds from operations:
Income (loss) before extraordinary charge ...       $   147,868    $   118,949    $   266,817   $  (129,928)   $   136,889
Series B preferred distributions ............                                                       (12,937)       (12,937)
Depreciation ................................            80,969         71,748        152,717           231        152,948
Depreciation for unconsolidated entities ....             9,248            747          9,995                        9,995
                                                    -----------    -----------    -----------   -----------    -----------
Funds from operations .......................       $   238,085    $   191,444    $   429,529   $  (142,634)   $   286,895
                                                    ===========    ===========    ===========   ===========    ===========
Weighted average units outstanding (1) ......                                                                       75,251

Other Information:
            Total assets ....................       $ 1,940,247    $ 2,243,916    $ 4,184,163   $    68,555    $ 4,252,718
            Capital expenditures ............       $    51,587    $   170,733    $   222,320                  $   222,320

                       FELCOR LODGING LIMITED PARTNERSHIP

15.  SEGMENT INFORMATION -- (CONTINUED)

                                                                                           CORPORATE
                                                                               SEGMENT    NOT ALLOCABLE   CONSOLIDATED
                                                  DJONT         BRISTOL         TOTAL      TO SEGMENTS       TOTAL
                                               -----------    -----------    -----------  -------------   ------------
YEAR ENDED DECEMBER 31, 1998
Statement of Operations Information:
Percentage lease revenue ....................  $   237,555    $    90,480    $   328,035                  $   328,035
Equity in income from unconsolidated
      entities ..............................  $     6,744    $       273    $     7,017                  $     7,017
Expenses:
   Depreciation .............................  $    71,055    $    19,619    $    90,674   $       161    $    90,835
   Interest expense .........................                                              $    73,182    $    73,182
Income before nonrecurring item .............  $   143,736    $    54,233    $   197,969   $   (74,032)   $   123,937
Gain on sale of hotels ......................                                              $       477    $       477
Income (loss) before extraordinary charge ...  $   143,736    $    54,233    $   197,969   $   (73,555)   $   124,414

Funds from operations:
Income (loss) before extraordinary charge ...  $   143,736    $    54,233    $   197,969   $   (73,555)   $   124,414
Series B preferred distributions ............                                                   (8,373)        (8,373)
Depreciation ................................       71,055         19,619         90,674           161         90,835
Depreciation for unconsolidated entities ....       10,254            233         10,487                       10,487
                                               -----------    -----------    -----------   -----------    -----------
Funds from operations .......................  $   225,045    $    74,085    $   299,130   $   (81,767)   $   217,363
                                               ===========    ===========    ===========   ===========    ===========
Weighted average units outstanding (1) ......       58,013

Other Information:
            Total assets ....................  $ 2,022,975    $ 2,093,328    $ 4,116,303   $    59,080    $ 4,175,383
            Capital expenditures ............  $    65,264    $    65,839    $   131,103                  $   131,103

         (1) Weighted average units outstanding are computed including dilutive FelCor options and unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

         The following table sets forth Percentage Lease revenue and investment in hotel assets represented by the following geographical areas as of and for the years ended December 31, (in thousands):

                         PERCENTAGE LEASE REVENUE      INVESTMENT IN HOTEL ASSETS
                         -------------------------     --------------------------
                            1999           1998           1999           1998
                         ----------     ----------     ----------     ----------
California .........     $   97,283     $   63,733     $  698,942     $  642,965
Texas ..............         94,782         52,220        891,626        854,558
Florida ............         61,516         45,719        542,298        519,280
Georgia ............         39,247         23,691        355,519        349,429
Other States .......        186,248        138,437      1,802,220      1,705,220
Canada .............         11,817          5,123         75,294         62,202
                         ----------     ----------     ----------     ----------
   Total ...........     $  490,893     $  328,923     $4,365,899     $4,133,654
                         ==========     ==========     ==========     ==========

16.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts

                       FELCOR LODGING LIMITED PARTNERSHIP

16.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS -- (CONTINUED)

(collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB 133" which deferred the effective date of FAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that, upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified thresholds have been achieved by the lessee. During 1999, the Company's leases had quarterly, rather than annual, specified rental thresholds and the Company recognized contingent rentals earned in each quarter pursuant to the Percentage Lease terms. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 will not materially impact the Company's revenue recognition on an interim basis in 2000, since a significant majority of the Percentage Leases contain quarterly specified thresholds. SAB 101 will not impact the Company's revenue recognition on an annual basis given the Company maintains only calendar year leases. SAB 101 will have no impact on the Company's interim or annual cash flow from the Lessees, and therefore on its ability to pay distributions.

17.  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 1999 and 1998 follows (in thousands, except per unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in partner's equity and cash flows for a period of several years.

                                                    FIRST         SECOND          THIRD         FOURTH
                    1999                          QUARTER         QUARTER        QUARTER       QUARTER
                    ----                         ----------     ----------     ----------     ----------
Total revenues .............................     $  126,917     $  135,187     $  124,082     $  117,815
Income before nonrecurring items ...........     $   38,067     $   43,454     $   31,115     $   24,017
Net income applicable to unitholders .......     $   31,883     $   36,157     $   24,931     $   18,070
Per diluted unit data:
   Net income applicable to unitholders ....     $     0.45     $     0.51     $     0.35     $     0.26
   Weighted average units outstanding ......         70,964         71,338         71,001         68,533

                                                    FIRST         SECOND          THIRD         FOURTH
                    1998                          QUARTER         QUARTER        QUARTER       QUARTER
                    ----                         ----------     ----------     ----------     ----------
Total revenues .............................     $   57,528     $   67,402     $  108,599     $  106,088
Income before nonrecurring items ...........     $   23,251     $   26,944     $   41,493     $   32,249
Net income applicable to unitholders .......     $   19,746     $   22,090     $   32,790     $   25,290
Per diluted unit data:
   Net income applicable to unitholders ....     $     0.50     $     0.55     $     0.53     $     0.36
   Weighted average units outstanding ......         39,885         39,882         61,913         71,126

                       FELCOR LODGING LIMITED PARTNERSHIP

18.  SUBSEQUENT EVENTS

         In connection with the efforts of Bass plc to acquire Bristol, as announced on February 28, 2000, a Bass subsidiary (Bass America, Inc.) contributed 4,713,185 outstanding FelCor common shares held by it to the Company in exchange for a like number of units. This exchange will not affect FFO or earnings per unit, although it results in reducing FelCor's percentage ownership in the Company from approximately 95% to approximately 88%.

         On January 4, 2000, FelCor announced that its Board of Directors had approved a $200 million increase to the existing $100 million stock repurchase program, authorizing FelCor to purchase up to an aggregate of $300 million of its outstanding common shares. Through March 15, 2000, FelCor had purchased an aggregate of 7.8 million common shares at an aggregate cost of approximately $137.3 million.

19.  CONSOLIDATING FINANCIAL INFORMATION

         In 1997 the Company completed the private placement of $300 million in aggregate principal amount of its long term senior unsecured notes. The notes were issued in two maturities, consisting of $175 million of 7u% senior notes due 2004 priced at 99.489% to yield 7.47% and $125 million of 7e% senior notes due 2007 priced at 99.209% to yield 7.74%. The discount on the $300 million senior notes accrete using the straight line method over the maturity of the notes. In 1998 these notes were exchanged for publicly traded notes with the same terms.

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

                       FELCOR LODGING LIMITED PARTNERSHIP

19.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                     ASSETS


                                                                SUBSIDIARY     NON-GUARANTOR                     TOTAL
                                                 FELCOR L.P.    GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -----------    -----------    -------------  ------------   ------------
Net investment in hotel properties ...........   $   999,085    $ 1,741,134    $ 1,295,125                   $ 4,035,344
Equity investment in consolidated entities ...     2,791,424                                  $(2,791,424)
Investment in unconsolidated entities ........       120,556         16,162        136,718
Cash and cash equivalents ....................         3,093         10,438         22,592                        36,123
Due from Lessee ..............................        14,011          2,655          1,728                        18,394
Due (to)/from subsidiary .....................      (208,221)       237,006        (28,785)
Note receivable from unconsolidated entity ...         7,760                                                       7,760
Deferred assets ..............................         9,842          1,336          4,295                        15,473
Other assets .................................         3,795          1,834            310                         5,939
                                                 -----------    -----------    -----------    -----------    -----------
           Total assets ......................   $ 3,741,345    $ 2,010,565    $ 1,295,265    $(2,791,424)   $ 4,255,751
                                                 ===========    ===========    ===========    ===========    ===========

                                            LIABILITIES AND PARTNERS' CAPITAL

Debt..........................................   $1,371,220     $   129,943    $   332,791                   $ 1,833,954
Distributions payable.........................       39,657                                                       39,657
Accrued expenses and other liabilities........       65,480                                                       65,480
Minority interest  - other partnerships.......                                      51,671                        51,671
                                                 ----------     -----------    -----------    -----------    -----------
           Total liabilities..................    1,476,357         129,943        384,462                     1,990,762
                                                 ----------     -----------    -----------    -----------    -----------

Redeemable units, at redemption value.........       52,338                                                       52,338
Preferred units...............................      295,000                                                      295,000
Partners' capital.............................    1,917,651       1,880,621        910,803     (2,791,424)     1,917,651
                                                 ----------     -----------    -----------    -----------    -----------
           Total liabilities and partners'
             capital..........................   $3,741,346     $ 2,010,564    $ 1,295,265    $(2,791,424)   $ 4,255,751
                                                 ==========     ===========    ===========    ===========    ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

19.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                     ASSETS


                                                                        SUBSIDIARY   NON-GUARANTOR                     TOTAL
                                                        FELCOR L.P.     GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                        -----------    -----------   -------------  ------------   ------------
Net investment in hotel properties ..................   $ 1,073,266    $ 1,733,128    $ 1,149,188                  $ 3,955,582
Equity investment in consolidated entities ..........     2,647,693    $(2,647,693)
Investment in unconsolidated entities ...............       123,345         16,912             42                      140,299
Cash and cash equivalents ...........................        20,000          4,672         10,020                       34,692
Due from Lessee .....................................         8,248          8,246          2,474                       18,968
Due (to)/from subsidiary ............................       (51,291)        46,429          4,862
Note receivable from unconsolidated entity ..........         7,766          7,766
Deferred assets .....................................         9,996             45                                      10,041
Other assets ........................................         6,201          1,834                                       8,035
                                                        -----------    -----------    -----------   -----------    -----------
           Total assets .............................   $ 3,845,224    $ 1,811,266    $ 1,166,586   $(2,647,693)   $ 4,175,383
                                                        ===========    ===========    ===========   ===========    ===========

                                               LIABILITIES AND PARTNERS' CAPITAL

Debt ................................................   $ 1,316,696    $    34,316    $   243,722                  $ 1,594,734
Distributions payable ...............................        67,262                                                     67,262
Accrued expenses and other liabilities ..............        56,296                         1,016                       57,312
Minority interest  - other partnerships .............                                      51,105                       51,105
                                                        -----------    -----------    -----------   -----------    -----------
           Total liabilities ........................     1,440,254         34,316        295,843                    1,770,413
                                                        -----------    -----------    -----------   -----------    -----------

Redeemable units, at redemption value ...............        67,595                                                     67,595
Preferred units .....................................       295,000                                                    295,000
Partners' capital ...................................     2,042,375      1,776,950        870,743    (2,647,693)     2,042,375
                                                        -----------    -----------    -----------   -----------    -----------
           Total liabilities and partners' capital...   $ 3,845,224    $ 1,811,266    $ 1,166,586   $(2,647,693)   $ 4,175,383
                                                        ===========    ===========    ===========   ===========    ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

19.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                      SUBSIDIARY    NON-GUARANTOR     TOTAL
                                                      FELCOR L.P.     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                      -----------     ----------    -------------  ------------
Revenues:
Percent rent ....................................     $  136,617      $  214,371     $  139,904     $  490,892
Equity in income from unconsolidated entities ...          7,725             760                         8,484
Other revenue ...................................          4,624                                         4,624
                                                      ----------      ----------     ----------     ----------
               Total revenue ....................        148,966         215,131        139,904        504,001
                                                      ----------      ----------     ----------     ----------

Expenses:
General and administrative ......................          3,597           3,441          2,084          9,122
Depreciation ....................................         44,198          66,718         42,032        152,948
Taxes, insurance and other ......................         20,073          35,450         21,607         77,130
Interest expense ................................         97,785           6,196         21,454        125,435
Minority interest other partnerships ............          1,099           1,614          2,713
                                                      ----------      ----------     ----------     ----------
               Total expenses ...................        166,752         111,805         88,791        367,348

Net income (loss) before nonrecurring items .....        (17,786)        103,326         51,113        136,653
Gain on sale of hotels, net .....................            236                                           236
Extraordinary charge for write off of deferred
   financing fees ...............................          1,113                                         1,113
                                                      ----------      ----------     ----------     ----------
Net income (loss) ...............................        (18,663)        103,326         51,113        135,776
Preferred distributions .........................         24,735                                        24,735
                                                      ----------      ----------     ----------     ----------
Net income (loss) applicable to unitholders .....     $  (43,398)     $  103,326     $   51,113     $  111,041
                                                      ==========      ==========     ==========     ==========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                      SUBSIDIARY     NON-GUARANTOR      TOTAL
                                                      FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                      -----------     ----------     -------------   ------------
Cash flows from operating activities ............     $   18,324      $  169,284      $   94,757      $  282,365
Cash flows from (used in)investing activities ...         55,786         (73,334)       (187,969)       (205,517)
Cash flows from (used in) financing activities...        (91,017)        (90,184)        105,784         (75,417)
                                                      ----------      ----------      ----------      ----------
Change in cash and cash equivalents .............        (16,907)          5,766          12,572           1,431
Cash and cash equivalents at beginning of
  period ........................................         20,000           4,672          10,020          34,692
                                                      ----------      ----------      ----------      ----------
Cash and equivalents at end of year .............     $    3,093      $   10,438      $   22,592      $   36,123
                                                      ==========      ==========      ==========      ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                       SUBSIDIARY    NON-GUARANTOR     TOTAL
                                                       FELCOR L.P.     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                       -----------     ----------    -------------  ------------
Revenues:
Percent rent .....................................     $  125,103      $  134,250     $   68,682     $  328,035
Equity in income from unconsolidated entities ....          6,960                             57          7,017
Other revenue ....................................          4,504              61                         4,565
                                                       ----------      ----------     ----------     ----------
               Total revenue .....................        136,567         134,311         68,739        339,617
                                                       ----------      ----------     ----------     ----------

Expenses:
General and administrative .......................          2,117           2,076          1,061          5,254
Depreciation .....................................         36,490          39,341         15,004         90,835
Taxes, insurance and other .......................         14,388          20,826         10,074         45,288
Interest expense .................................         62,785           2,393          8,004         73,182
Minority interest other partnerships .............          1,121           1,121
                                                       ----------      ----------     ----------     ----------
               Total expenses ....................        115,780          64,636         35,264        215,680

Net income before nonrecurring items .............         20,787          69,675         33,475        123,937
Gain on sale of hotels, net ......................            477                                           477
Extraordinary charge for write off of deferred
   financing fees ................................          3,075                                         3,075
                                                       ----------      ----------     ----------     ----------
Net income .......................................         18,189          69,675         33,475        121,339
Preferred distributions ..........................         21,423                                        21,423
                                                       ----------      ----------     ----------     ----------
Net income (loss) applicable to unitholders ......     $   (3,234)     $   69,675     $   33,475     $   99,916
                                                       ==========      ==========     ==========     ==========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                       SUBSIDIARY    NON-GUARANTOR     TOTAL
                                                       FELCOR L.P.     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                       -----------     ----------    -------------  ------------
Cash flows from operating activities .............     $   34,025      $  109,015     $   49,543     $  192,583
Cash flows used in investing activities ..........       (444,363)        (24,350)       (81,785)      (550,498)
Cash flows from (used in) financing activities ...        412,795         (79,993)        42,262        375,064
                                                       ----------      ----------     ----------     ----------
Change in cash and cash equivalents ..............          2,457           4,672         10,020         17,149
Cash and cash equivalents at beginning of
   period ........................................         17,543                                        17,543
                                                       ----------      ----------     ----------     ----------
Cash and equivalents at end of year ..............     $   20,000      $    4,672     $   10,020     $   34,692
                                                       ==========      ==========     ==========     ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                       SUBSIDIARY    NON-GUARANTOR     TOTAL
                                                       FELCOR L.P.     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                       -----------     ----------    -------------  ------------
Revenues:
Percent rent .....................................     $   83,528      $   77,335     $    8,251     $  169,114
Equity in income from unconsolidated entities ....          6,963                                         6,963
Other revenue ....................................            367             207                           574
                                                       ----------      ----------     ----------     ----------
               Total revenue .....................         90,858          77,542          8,251        176,651
                                                       ----------      ----------     ----------     ----------

Expenses:
General and administrative .......................          1,848           1,712            183          3,743
Depreciation .....................................         22,798          26,094          1,906         50,798
Taxes, insurance and other .......................         11,781          10,661            651         23,093
Interest expense .................................         26,673           2,119                        28,792
Minority interest other partnerships .............                                           573            573
                                                       ----------      ----------     ----------     ----------
               Total expenses ....................         63,100          40,586          3,313        106,999
                                                       ----------      ----------     ----------     ----------

Net income before extraordinary charge ...........         27,758          36,956          4,938         69,652
Extraordinary charge for write off of deferred
   financing fees ................................            185                                           185
                                                       ----------      ----------     ----------     ----------
Net income .......................................         27,573          36,956          4,938         69,467
Preferred distributions ..........................         11,797                                        11,797
                                                       ----------      ----------     ----------     ----------
Net income applicable to unitholders .............     $   15,776      $   36,956     $    4,938     $   57,670
                                                       ==========      ==========     ==========     ==========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                       SUBSIDIARY    NON-GUARANTOR     TOTAL
                                                       FELCOR L.P.     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                                       -----------     ----------    -------------  ------------
Cash flows from operating activities .............     $   57,817      $   36,598     $    3,063     $   97,478
Cash flows used in investing activities ..........       (598,467)        (16,242)       (73,151)      (687,860)
Cash flows from (used in) financing activities ...        550,400         (20,356)        70,088        600,132
                                                       ----------      ----------     ----------     ----------
Change in cash and cash equivalents ..............          9,750                                         9,750
Cash and cash equivalents at beginning of
  period .........................................          7,793                                         7,793
                                                       ----------      ----------     ----------     ----------
Cash and equivalents at end of year ..............     $   17,543      $              $              $   17,543
                                                       ==========      ==========     ==========     ==========

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of FelCor Lodging Trust Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 1, 2000, except as to the information in Note 18, for which the date is March 15, 2000, appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Limited Partnership (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
February 1, 2000

                       FELCOR LODGING LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                          COST CAPITALIZED SUBSEQUENT
                                                            INITIAL COST                         TO ACQUISITION
                                                 --------------------------------     -----------------------------------
                                                           BUILDINGS    FURNITURE                BUILDINGS     FURNITURE
                                                              AND          AND                      AND           AND
DESCRIPTION OF PROPERTY          ENCUMBRANCES    LAND    IMPROVEMENTS   FIXTURES      LAND     IMPROVEMENTS    FIXTURES
-----------------------          ------------    ----    ------------   ---------     ----     ------------    ---------
Birmingham, AL (1)                 $12,483      $2,843      $29,286       $  160                 $  701         $3,801
Montgomery E. I-85, AL (2)                         836        7,272          251                  2,590          1,038
Texarkana I-30, AR (2)                                        5,245          162                    550          1,249
Flagstaff, AZ (1)                                  900        6,825          268                  1,637          1,220
Phoenix (Airport), AZ (1)                        2,969       25,828          891                  2,649            928
Phoenix (Camelback), AZ (1)                                  38,998          612     4,695          925          5,486
Phoenix (Crescent), AZ (3)                       3,608       29,583        2,887                    266            658
Scottsdale, AZ (4)                                           12,430          384                     19            112
Tempe, AZ (1)                       12,363       3,951       34,371        1,185                  1,144          2,077
Anaheim, CA (1)                     11,470       2,548       14,832          607                    516          3,804
Dana Point, CA (5)                               1,787       15,545          536                    357          2,972
Irvine Orange Co., CA (6)                        4,981       43,338        1,494                  1,093          1,243
LAX Airport, CA (1)                              2,660       17,997          798                    728          5,816
LAX Century, CA (1)                              2,207       18,764        1,104                    191            702
Mandalay Beach, CA (1)                           2,930       22,125          879                    717          5,405
Milpitas, CA (1)                    21,497       4,021       23,677          562                  1,155          4,297
Milpitas San Jose N., CA (6)                     4,153       36,130        1,246                  6,311          1,237
Napa, CA (1)                        11,295       3,287       14,205          494                    941          3,304
Palm Desert, CA (1)                  8,839       2,368       20,598          710                  1,591          2,673
Pleasanton, CA (6)                               3,169       27,569          951                    145            225
San Diego on the Bay, CA (2)                                 68,633        2,123                     10            110
Santa Barbara, CA (2)                    6       1,692       14,723          508                     69            187
SF Burlingame, CA (1)                                        39,929          818                    110          4,022
SF Financial District, CA (2)                                21,679          670                  1,843          1,253
SF Fisherman's Wharf, CA (2)                                 62,202        1,924                    749            373
SF Union Square, CA (6)                          8,392       74,076        2,554                  3,436            970
So. San Francisco, CA (1)                        3,418       31,737          527                    880          4,529
Beaver Creek, CO (7)                             1,134        9,864          340       (16)          93          1,123
Denver, CO (5)                                   2,432       21,158          730                    215          2,228
Hartford Downtown, CT (6)                        2,327       20,243          698                  5,902          3,124
Stamford, CT (8)                                             37,356        1,155                  1,459            630
Wilmington, DE (5)                               1,379       12,487          431                    507          2,222
Boca Raton, FL (5)                               5,433        2,796          468                    166          1,193
Boca Raton, FL (1)                               1,868       16,253          560                    242          3,482
Cocoa Beach, FL (2)                              2,304       20,046          691                  4,898          4,885
Deerfield Beach, FL (1)             15,491       4,523       29,443          917        18        1,270          4,548
Ft. Lauderdale, FL (1)              16,544       5,329       47,850          903        45        1,530          5,223
Ft. Lauderdale, FL (3)                           3,009       26,177          903                  1,926          1,041
Jacksonville, FL (1)                             1,130        9,608          456                  5,083          2,116
Kissimmee Nikki Bird, FL (2)                                 31,652          979                  5,186          2,709
Miami Airport, FL (6)                                        26,146          809                    922          1,439
Miami (Airport), FL (1)             13,374       4,135       24,950        1,171                    816          5,589
Orlando Int'l Airport, FL (8)                    2,564       22,310          769                     40            211
Orlando Int'l Drive, FL (2)                      5,142       44,735        1,543                  1,614          1,591
Orlando (North), FL (1)                          1,673       14,218          684                  5,154          2,108
Orlando (South), FL (1)                          1,632       13,870          799                    457          2,071
Tampa Busch Gardens, FL (5)                        672       12,387          226                    181            935

                                                   GROSS AMOUNTS AT WHICH               ACCUMULATED     NET BOOK
                                                 CARRIED AT CLOSE OF PERIOD            DEPRECIATION       VALUE
                                         --------------------------------------------  BUILDINGS AND  BUILDINGS AND
                                                    BUILDINGS        FURNITURE         IMPROVEMENTS;  IMPROVEMENTS;
                                                       AND              AND             FURNITURE &    FURNITURE &       DATE OF
DESCRIPTION OF PROPERTY                  LAND      IMPROVEMENTS      FIXTURES   TOTAL     FIXTURES       FIXTURES     CONSTRUCTION
-----------------------                  ----      ------------      ---------  -----  -------------  -------------   ------------
Birmingham, AL (1)                      $2,843       $29,987          $3,961   $36,791    $5,178        $31,613           1987
Montgomery E. I-85, AL (2)                 836         9,862           1,289    11,987       548         11,439           1964
Texarkana I-30, AR (2)                                 5,795           1,411     7,206       321          6,885           1970
Flagstaff, AZ (1)                          900         8,462           1,488    10,850     2,168          8,682           1988
Phoenix (Airport), AZ (1)                2,969        28,477           1,819    33,265     1,326         31,939           1981
Phoenix (Camelback), AZ (1)              4,695        39,923           6,098    50,716     7,583         43,133           1985
Phoenix (Crescent), AZ (3)               3,608        29,849           3,545    37,002     3,523         33,479           1986
Scottsdale, AZ (4)                                    12,449             496    12,945       526         12,419           1970
Tempe, AZ (1)                            3,951        35,515           3,262    42,728     2,020         40,708           1986
Anaheim, CA (1)                          2,548        15,348           4,411    22,307     4,405         17,902           1987
Dana Point, CA (5)                       1,787        15,902           3,508    21,197     2,414         18,783           1992
Irvine Orange Co., CA (6)                4,981        44,431           2,737    52,149     1,969         50,180           1986
LAX Airport, CA (1)                      2,660        18,725           6,614    27,999     6,242         21,757           1985
LAX Century, CA (1)                      2,207        18,955           1,806    22,968     2,202         20,766           1990
Mandalay Beach, CA (1)                   2,930        22,842           6,284    32,056     5,514         26,542           1986
Milpitas, CA (1)                         4,021        24,832           4,859    33,712     5,446         28,266           1987
Milpitas San Jose N., CA (6)             4,153        42,441           2,483    49,077     1,680         47,397           1987
Napa, CA (1)                             3,287        15,146           3,798    22,231     3,440         18,791           1985
Palm Desert, CA (1)                      2,368        22,189           3,383    27,940     1,553         26,387           1984
Pleasanton, CA (6)                       3,169        27,714           1,176    32,059     1,203         30,856           1986
San Diego on the Bay, CA (2)                          68,643           2,233    70,876     2,873         68,003           1965
Santa Barbara, CA (2)                    1,692        14,792             695    17,179       658         16,521           1969
SF Burlingame, CA (1)                                 40,039           4,840    44,879     7,044         37,835           1986
SF Financial District, CA (2)                         23,522           1,923    25,445     1,093         24,352           1970
SF Fisherman's Wharf, CA (2)                          62,951           2,297    65,248     2,646         62,602           1970
SF Union Square, CA (6)                  8,514        77,512           3,524    89,550     3,385         86,165           1970
So. San Francisco, CA (1)                3,418        32,617           5,056    41,091     6,344         34,747           1988
Beaver Creek, CO (7)                     1,118         9,957           1,463    12,538     1,913         10,625           1989
Denver, CO (5)                           2,432        21,373           2,958    26,763     1,489         25,274           1989
Hartford Downtown, CT (6)                2,327        26,145           3,822    32,294     1,498         30,796           1973
Stamford, CT (8)                                      38,815           1,785    40,600     1,670         38,930           1984
Wilmington, DE (5)                       1,379        12,994           2,653    17,026       947         16,079           1972
Boca Raton, FL (5)                       5,433         2,962           1,661     10056     1,350          8,706           1989
Boca Raton, FL (1)                       1,868        16,495           4,042    22,405     4,010         18,395           1989
Cocoa Beach, FL (2)                      2,304        24,944           5,576    32,824     1,451         31,373           1960
Deerfield Beach, FL (1)                  4,541        30,713           5,465    40,719     6,192         34,527           1987
Ft. Lauderdale, FL (1)                   5,374        49,380           6,126    60,880     8,657         52,223           1986
Ft. Lauderdale, FL (3)                   3,009        28,103           1,944    33,056     1,459         31,597           1986
Jacksonville, FL (1)                     1,130        14,691           2,572    18,393     3,039         15,354           1986
Kissimmee Nikki Bird, FL (2)                          36,838           3,688    40,526     1,741         38,785           1974
Miami Airport, FL (6)                                 27,068           2,248    29,316     1,360         27,956           1983
Miami (Airport), FL (1)                  4,135        25,766           6,760    36,661     6,550         30,111           1987
Orlando Int'l Airport, FL (8)            2,564        22,350             980    25,894       977         24,917           1984
Orlando Int'l Drive, FL (2)              5,142        46,349           3,134    54,625     1,933         52,692           1972
Orlando (North), FL (1)                  1,673        19,372           2,792    23,837     4,200         19,637           1985
Orlando (South), FL (1)                  1,632        14,327           2,870    18,829     4,029         14,800           1985
Tampa Busch Gardens, FL (5)                672        12,568           1,161    14,401     1,852         12,549           1985

                                                     LIFE UPON
                                                        WHICH
                                                    DEPRECIATION
                                          DATE      IN STATEMENT
DESCRIPTION OF PROPERTY                  ACQUIRED   IS COMPUTED
-----------------------                  --------   -----------
Birmingham, AL (1)                       01-03-96     5 - 40 Yrs
Montgomery E. I-85, AL (2)               07-28-98     5 - 40 Yrs
Texarkana I-30, AR (2)                   07-28-98     5 - 40 Yrs
Flagstaff, AZ (1)                        02-16-95     5 - 40 Yrs
Phoenix (Airport), AZ (1)                05-04-98     5 - 40 Yrs
Phoenix (Camelback), AZ (1)              01-03-96     5 - 40 Yrs
Phoenix (Crescent), AZ (3)               06-30-97     5 - 40 Yrs
Scottsdale, AZ (4)                       07-28-98     5 - 40 Yrs
Tempe, AZ (1)                            05-04-98     5 - 40 Yrs
Anaheim, CA (1)                          01-03-96     5 - 40 Yrs
Dana Point, CA (5)                       02-21-97     5 - 40 Yrs
Irvine Orange Co., CA (6)                07-28-98     5 - 40 Yrs
LAX Airport, CA (1)                      03-27-96     5 - 40 Yrs
LAX Century, CA (1)                      02-18-97     5 - 40 Yrs
Mandalay Beach, CA (1)                   05-08-96     5 - 40 Yrs
Milpitas, CA (1)                         01-03-96     5 - 40 Yrs
Milpitas San Jose N., CA (6)             07-28-98     5 - 40 Yrs
Napa, CA (1)                             05-08-96     5 - 40 Yrs
Palm Desert, CA (1)                      05-04-98     5 - 40 Yrs
Pleasanton, CA (6)                       07-28-98     5 - 40 Yrs
San Diego on the Bay, CA (2)             07-28-98     5 - 40 Yrs
Santa Barbara, CA (2)                    07-28-98     5 - 40 Yrs
SF Burlingame, CA (1)                    11-06-95     5 - 40 Yrs
SF Financial District, CA (2)            07-28-98     5 - 40 Yrs
SF Fisherman's Wharf, CA (2)             07-28-98     5 - 40 Yrs
SF Union Square, CA (6)                  07-28-98     5 - 40 Yrs
So. San Francisco, CA (1)                01-03-96     5 - 40 Yrs
Beaver Creek, CO (7)                     02-20-96     5 - 40 Yrs
Denver, CO (5)                           03-15-98     5 - 40 Yrs
Hartford Downtown, CT (6)                07-28-98     5 - 40 Yrs
Stamford, CT (8)                         07-28-98     5 - 40 Yrs
Wilmington, DE (5)                       03-20-98     5 - 40 Yrs
Boca Raton, FL (5)                       11-15-95     5 - 40 Yrs
Boca Raton, FL (1)                       02-28-96     5 - 40 Yrs
Cocoa Beach, FL (2)                      07-28-98     5 - 40 Yrs
Deerfield Beach, FL (1)                  01-03-96     5 - 40 Yrs
Ft. Lauderdale, FL (1)                   01-03-96     5 - 40 Yrs
Ft. Lauderdale, FL (3)                   05-04-98     5 - 40 Yrs
Jacksonville, FL (1)                     07-28-94     5 - 40 Yrs
Kissimmee Nikki Bird, FL (2)             07-28-98     5 - 40 Yrs
Miami Airport, FL (6)                    07-28-98     5 - 40 Yrs
Miami (Airport), FL (1)                  01-03-96     5 - 40 Yrs
Orlando Int'l Airport, FL (8)            07-28-98     5 - 40 Yrs
Orlando Int'l Drive, FL (2)              07-28-98     5 - 40 Yrs
Orlando (North), FL (1)                  07-28-94     5 - 40 Yrs
Orlando (South), FL (1)                  07-28-94     5 - 40 Yrs
Tampa Busch Gardens, FL (5)              11-15-95     5 - 40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

                                                                                              COST CAPITALIZED SUBSEQUENT
                                                                 INITIAL COST                        TO ACQUISITION
                                                       -------------------------------     -----------------------------------
                                                                BUILDINGS    FURNITURE                BUILDINGS     FURNITURE
                                                                   AND          AND                      AND           AND
DESCRIPTION OF PROPERTY               ENCUMBRANCES    LAND    IMPROVEMENTS   FIXTURES      LAND     IMPROVEMENTS    FIXTURES
-----------------------               ------------    ----    ------------   ---------     ----     ------------    ---------
Tampa Busch Gardens, FL (2)                                          9,534        295                  8,879           4,172
Tampa Rocky Point, FL (5)                            2,142          18,639        643                    887           2,346
WDW Village, FL (5)                                  2,896          25,196        869                    192           2,601
Atlanta, GA (4)                                      1,266          11,017        380                    151             328
Atlanta Airport, GA (6)                                             40,943      1,266                    119             317
Atlanta Airport, GA (1)                                             22,342        770     2,568        1,920             296
Atlanta Airport North, GA (2)               18                      34,531      1,068                    205             238
Atlanta Buckhead, GA (1)                             7,303          38,996      2,437                    572           1,951
Atlanta-Courtyd by Marriott, GA (9)                  2,025          17,618        608                     35              83
Atlanta Galleria, GA (3)                             5,052          28,507      2,526                    150             313
Atlanta Gateway, GA (3)                              5,113          22,857      2,105                    232           3,592
Atlanta Perimeter, GA (8)                   11                      20,556        636                    153             348
Atlanta Powers Ferry, GA (6)                11       3,411          29,672      1,023                    530             285
Atlanta South (Jonesboro), GA (2)            3         864           7,515        259                    102             147
Brunswick, GA (1)                                      705           6,067        247                     78             839
Columbus N. Airport, GA (2)                                          7,026        217                    319           2,331
Marietta, GA (10)                                      952           8,285        286                    377             469
Davenport, IA (2)                                      547           4,763        164                    133             173
Davenport, IA (10)                                     434           3,776        130                     32              93
Chicago Allerton, IL (6)                             3,343          29,086      1,003                 55,907           6,283
Chicago O'Hare, IL (3)                               8,178          37,043      2,886                    498             773
Deerfield, IL (1)                                    2,305          20,054        692                    707           1,229
Moline, IL (10)                                        505           4,398        152                     51             105
Moline Airport, IL (2)                     538         822           7,149        247                     57             198
Moline Airport, IL (11)                    175         232           2,021         70                     43             155
Colby, KS (11)                                         339           2,950        102                    260              37
Great Bend, KS (2)                                     549           4,780        165                    148             262
Hays, KS (2)                                43         597           5,190        179                     70             173
Hays, KS (10)                                          243           2,112         73                      8              47
Salina, KS (2)                           5,249         502           4,370        151                     84             268
Salina, KS (11)                                        341           2,964        102                     16              87
Lexington, KY (12)                                   1,955          13,604        587                    363           1,774
Lexington, KY (3)                                                   21,644        746     2,488          403             465
Baton Rouge, LA (1)                      8,025       2,350          19,092        525                    462           3,822
New Orleans French Quarter, LA (2)          35       5,264          45,793      1,579                    164             438
New Orleans, LA (1)                                  2,570          22,300        895                  4,423           3,087
Boston Gov't Center, MA (8)                                         45,452      1,406                     97             234
Boston - Marlborough, MA (1)                           947           8,143        325       761       12,922           4,821
Leominster Four Points, MA (3)                         900           7,830        270                     77             307
BWI, MD (5)                                          2,568          22,433        770                    177             658
Troy, MI (5)                                         2,968          25,905        909                    138             343
Bloomington Airport W, MN (1)                        2,038          17,731        611                    174           1,676
Minneapolis Airport, MN (1)             15,851       5,417          36,508        602                    219           3,254
Minneapolis Downtown, MN (1)                           818          16,820        505                    234           3,346
St. Paul, MN (1)                                     1,156          17,315        849                    140           3,256
Kansas City, MO (2)                                    973           8,461        292                  (391)           2,948
St. Louis, MO (1)                                    3,179          27,659        954                    229           2,728
St. Louis Westport, MO (2)                           2,767          24,072        830                    144             372
Jackson Briarwood, MS (10)                   1         747           6,501        224                     17              48
Jackson Downtown, MS (6)                     5       2,226          19,370        668                     97             311
Jackson North, MS (2)                        6       1,643          14,296        493                    229             276


                                                 GROSS AMOUNTS AT WHICH                ACCUMULATED     NET BOOK
                                               CARRIED AT CLOSE OF PERIOD             DEPRECIATION       VALUE
                                       ---------------------------------------------  BUILDINGS AND  BUILDINGS AND
                                                  BUILDINGS        FURNITURE          IMPROVEMENTS;  IMPROVEMENTS;
                                                     AND              AND              FURNITURE &    FURNITURE &       DATE OF
DESCRIPTION OF PROPERTY                LAND      IMPROVEMENTS      FIXTURES    TOTAL     FIXTURES       FIXTURES     CONSTRUCTION
-----------------------                ----      ------------      --------    -----     --------       --------     ------------
Tampa Busch Gardens, FL (2)                         18,413           4,467    22,880      1,172           21,708           1966
Tampa Rocky Point, FL (5)              2,142        19,526           2,989    24,657      1,813           22,844           1986
WDW Village, FL (5)                    2,896        25,388           3,470    31,754      2,487           29,267           1987
Atlanta, GA (4)                        1,266        11,168             708    13,142        520           12,622           1963
Atlanta Airport, GA (6)                             41,062           1,583    42,645      1,757           40,888           1975
Atlanta Airport, GA (1)                2,568        24,262           1,066    27,896      1,155           26,741           1989
Atlanta Airport North, GA (2)                       34,736           1,306    36,042      1,435           34,607           1967
Atlanta Buckhead, GA (1)               7,303        39,568           4,388    51,259      5,118           46,141           1988
Atlanta-Courtyd by Marriott, GA (9)    2,025        17,653             691    20,369        764           19,605           1963
Atlanta Galleria, GA (3)               5,052        28,657           2,839    36,548      3,143           33,405           1990
Atlanta Gateway, GA (3)                5,113        23,089           5,697    33,899      3,295           30,604           1986
Atlanta Perimeter, GA (8)                           20,709             984    21,693        902           20,791           1985
Atlanta Powers Ferry, GA (6)           3,411        30,202           1,308    34,921      1,303           33,618           1981
Atlanta South (Jonesboro), GA (2)        864         7,617             406     8,887        339            8,548           1973
Brunswick, GA (1)                        705         6,145           1,086     7,936      1,347            6,589           1988
Columbus N. Airport, GA (2)                          7,345           2,548     9,893        499            9,394           1969
Marietta, GA (10)                        952         8,662             755    10,369        462            9,907           1986
Davenport, IA (2)                        547         4,896             337     5,780        267            5,513           1966
Davenport, IA (10)                       434         3,808             223     4,465        195            4,270           1985
Chicago Allerton, IL (6)               3,343        84,993           7,286    95,622      1,877           93,745           1923
Chicago O'Hare, IL (3)                 8,178        37,541           3,659    49,378      3,989           45,389           1994
Deerfield, IL (1)                      2,305        20,761           1,921    24,987      2,722           22,265           1987
Moline, IL (10)                          505         4,449             257     5,211        224            4,987           1985
Moline Airport, IL (2)                   822         7,206             445     8,473        360            8,113           1961
Moline Airport, IL (11)                  232         2,064             225     2,521        118            2,403           1996
Colby, KS (11)                           339         3,210             139     3,688        140            3,548           1998
Great Bend, KS (2)                       549         4,928             427     5,904        260            5,644           1964
Hays, KS (2)                             597         5,260             352     6,209        259            5,950           1966
Hays, KS (10)                            243         2,120             120     2,483        108            2,375           1985
Salina, KS (2)                           502         4,454             419     5,375        246            5,129           1986
Salina, KS (11)                          341         2,980             189     3,510        164            3,346           1997
Lexington, KY (12)                     1,955        13,967           2,361    18,283      2,587           15,696           1987
Lexington, KY (3)                      2,488        22,047           1,211    25,746      1,128           24,618           1989
Baton Rouge, LA (1)                    2,350        19,554           4,347    26,251      4,574           21,677           1985
New Orleans French Quarter, LA (2)     5,264        45,957           2,017    53,238      1,999           51,239           1969
New Orleans, LA (1)                    2,570        26,723           3,982    33,275      5,672           27,603           1984
Boston Gov't Center, MA (8)                         45,549           1,640    47,189      1,907           45,282           1968
Boston - Marlborough, MA (1)           1,708        21,065           5,146    27,919      4,323           23,596           1988
Leominster Four Points, MA (3)           900         7,907             577     9,384        332            9,052           1989
BWI, MD (5)                            2,568        22,610           1,428    26,606      2,317           24,289           1987
Troy, MI (5)                           2,968        26,043           1,252    30,263      2,504           27,759           1987
Bloomington Airport W, MN (1)          2,038        17,905           2,287    22,230      2,111           20,119           1980
Minneapolis Airport, MN (1)            5,417        36,727           3,856    46,000      6,365           39,635           1986
Minneapolis Downtown, MN (1)             818        17,054           3,851    21,723      4,375           17,348           1984
St. Paul, MN (1)                       1,156        17,455           4,105    22,716      4,726           17,990           1983
Kansas City, MO (2)                      973         8,070           3,240    12,283        912           11,371           1975
St. Louis, MO (1)                      3,179        27,888           3,682    34,749      1,519           33,230           1985
St. Louis Westport, MO (2)             2,767        24,216           1,202    28,185      1,088           27,097           1979
Jackson Briarwood, MS (10)               747         6,518             272     7,537        289            7,248           1985
Jackson Downtown, MS (6)               2,226        19,467             979    22,672        924           21,748           1975
Jackson North, MS (2)                  1,643        14,525             769    16,937        703           16,234           1957

                                                      LIFE UPON
                                                        WHICH
                                                     DEPRECIATION
                                          DATE       IN STATEMENT
                                         ACQUIRED    IS COMPUTED
DESCRIPTION OF PROPERTY                  --------    -----------
-----------------------
Tampa Busch Gardens, FL (2)              07-28-98    5 - 40 Yrs
Tampa Rocky Point, FL (5)                07-28-97    5 - 40 Yrs
WDW Village, FL (5)                      07-28-97    5 - 40 Yrs
Atlanta, GA (4)                          07-28-98    5 - 40 Yrs
Atlanta Airport, GA (6)                  07-28-98    5 - 40 Yrs
Atlanta Airport, GA (1)                  05-04-98    5 - 40 Yrs
Atlanta Airport North, GA (2)            07-28-98    5 - 40 Yrs
Atlanta Buckhead, GA (1)                 10-17-96    5 - 40 Yrs
Atlanta-Courtyd by Marriott, GA (9)      07-28-98    5 - 40 Yrs
Atlanta Galleria, GA (3)                 06-30-97    5 - 40 Yrs
Atlanta Gateway, GA (3)                  06-30-97    5 - 40 Yrs
Atlanta Perimeter, GA (8)                07-28-98    5 - 40 Yrs
Atlanta Powers Ferry, GA (6)             07-28-98    5 - 40 Yrs
Atlanta South (Jonesboro), GA (2)        07-28-98    5 - 40 Yrs
Brunswick, GA (1)                        07-19-95    5 - 40 Yrs
Columbus N. Airport, GA (2)              07-28-98    5 - 40 Yrs
Marietta, GA (10)                        07-28-98    5 - 40 Yrs
Davenport, IA (2)                        07-28-98    5 - 40 Yrs
Davenport, IA (10)                       07-28-98    5 - 40 Yrs
Chicago Allerton, IL (6)                 07-28-98    5 - 40 Yrs
Chicago O'Hare, IL (3)                   06-30-97    5 - 40 Yrs
Deerfield, IL (1)                        06-20-96    5 - 40 Yrs
Moline, IL (10)                          07-28-98    5 - 40 Yrs
Moline Airport, IL (2)                   07-28-98    5 - 40 Yrs
Moline Airport, IL (11)                  07-28-98    5 - 40 Yrs
Colby, KS (11)                           07-28-98    5 - 40 Yrs
Great Bend, KS (2)                       07-28-98    5 - 40 Yrs
Hays, KS (2)                             07-28-98    5 - 40 Yrs
Hays, KS (10)                            07-28-98    5 - 40 Yrs
Salina, KS (2)                           07-28-98    5 - 40 Yrs
Salina, KS (11)                          07-28-98    5 - 40 Yrs
Lexington, KY (12)                       01-10-96    5 - 40 Yrs
Lexington, KY (3)                        05-04-98    5 - 40 Yrs
Baton Rouge, LA (1)                      01-03-96    5 - 40 Yrs
New Orleans French Quarter, LA (2)       07-28-98    5 - 40 Yrs
New Orleans, LA (1)                      12-01-94    5 - 40 Yrs
Boston Gov't Center, MA (8)              07-28-98    5 - 40 Yrs
Boston - Marlborough, MA (1)             06-30-95    5 - 40 Yrs
Leominster Four Points, MA (3)           07-28-98    5 - 40 Yrs
BWI, MD (5)                              03-20-97    5 - 40 Yrs
Troy, MI (5)                             03-20-97    5 - 40 Yrs
Bloomington Airport W, MN (1)            02-01-97    5 - 40 Yrs
Minneapolis Airport, MN (1)              11-06-95    5 - 40 Yrs
Minneapolis Downtown, MN (1)             11-15-95    5 - 40 Yrs
St. Paul, MN (1)                         11-15-95    5 - 40 Yrs
Kansas City, MO (2)                      07-28-98    5 - 40 Yrs
St. Louis, MO (1)                        05-04-98    5 - 40 Yrs
St. Louis Westport, MO (2)               07-28-98    5 - 40 Yrs
Jackson Briarwood, MS (10)               07-28-98    5 - 40 Yrs
Jackson Downtown, MS (6)                 07-28-98    5 - 40 Yrs
Jackson North, MS (2)                    07-28-98    5 - 40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

                                                                                              COST CAPITALIZED SUBSEQUENT
                                                                 INITIAL COST                        TO ACQUISITION
                                                       -------------------------------     -----------------------------------
                                                                BUILDINGS    FURNITURE                BUILDINGS     FURNITURE
                                                                   AND          AND                      AND           AND
DESCRIPTION OF PROPERTY               ENCUMBRANCES    LAND    IMPROVEMENTS   FIXTURES      LAND     IMPROVEMENTS    FIXTURES
-----------------------               ------------    ----    ------------   ---------     ----     ------------    ---------
Olive Branch Exec Conf Ctr, MS (7)                    1,247       12,155          419                   1,559           1,192
Raleigh/Durham, NC (5)                                2,124       18,476          637                     112           1,586
Omaha, NE (13)                                          923        8,029          277                     680             130
Omaha Central I-80, NE (6)                6,604       1,795       15,614          538                     117             264
Omaha Central I-80, NE (10)                             518        4,504          155                     815             140
Omaha Central, NE (5)                                 1,877       16,328          563                     231           1,753
Omaha Northwest, NE (2)                                 979        8,519          294                   3,559           3,476
Omaha Northwest, NE (11)                                373        3,245          112                      10             111
Omaha Southwest, NE (10)                                464        4,036          139                     299             327
Piscataway, NJ (1)                                    1,755       17,563          527                     872           2,568
Secaucus, NJ (6)                                      2,356       20,497          707                   2,242           3,223
Albuquerque Mountainview, NM (2)                      1,322       11,505          397                      86             497
Syracuse, NY (1)                                      1,483       13,756        1,330                     303             307
Cleveland, OH (1)                                     1,755       15,329          527                   1,683           2,008
Columbus, OH (5)                                      1,918       16,691          576                     396             852
Dayton, OH (5)                                        1,140       11,223          342       149           124             938
Tulsa, OK (1)                                           525        7,344        3,117                     253           1,796
Philadelphia Center City, PA (6)                      5,793       50,395        1,738                   2,345           1,138
Philadelphia Independence Mall, PA (2)                3,184       27,704          955                   4,686           3,080
Pittsburgh, PA (8)                                                25,170          773                   2,373           1,072
Society Hill, PA (3)                                  4,542       45,121        1,536                     718           2,525
Charleston Mills House, SC (2)                        3,270       28,446          981                     286             791
Greenville Roper, SC (6)                              1,551       13,492          465                     588             765
Kingston Plantation, SC (1)                           2,940       24,988        1,470                   1,737           4,364
Knoxville West, TN (2)                                            11,586          358                   1,452           1,006
Nashville, TN (5)                                     1,073        9,331          322                     413             827
Nashville Airport, TN (1)                             1,118        9,506          961                     335           1,629
Nashville Airport Briley, TN (8)                                  27,889          863                   2,180             814
Amarillo I-40, TX (2)                                              5,754          178                   2,121           1,164
Austin, TX (5)                                        2,508       21,908          752                     593             303
Austin Town Lake, TX (2)                                          21,551          667                     747           1,182
Beaumont Midtown I-10, TX (2)                           685        5,964          206                   1,327           1,152
Corpus Christi, TX (1)                                1,112        9,618          390        52           118           1,599
Dallas, TX (6)                           15,885                   30,513          944     5,624           205             554
Dallas, TX (14)                                                   13,564          420     2,409           195             500
Dallas Bristol House, TX (7)                                       1,704        8,143     1,623            18               6
Dallas Campbell Ctr, TX (5)                           3,208       27,907          962                   1,794             577
Dallas Downtown, TX (10)                              1,953       16,989          586                      18              33
Dallas Love Field, TX (1)                13,904       1,934       16,674          757                     377           1,475
Dallas Market Center, TX (6)                 13       4,079       35,486        1,224                     555             612
Dallas Market Center, TX (1)             12,414       2,560       23,751        2,182                     450             315
Dallas Park Central, TX (1)                           1,497       12,722          647                     167           1,619
Dallas Park Central, TX (3)                           1,720       28,550        4,130                     186              88
Dallas Park Central, TX (15)                          4,513       43,125        2,507                   4,279           1,304
Dallas Regal Row, TX (4)                                778        6,770          233                      14              36
DFW Airport, TX (14)                     28,296                   56,713        1,754    10,040           523           1,306
DFW Airport (Suites), TX (14)                11       1,546       13,453          464                     122             148
DFW South, TX (1)                                                 35,156        1,212     4,041         2,170           1,681
Houston Galleria, TX (9)                              1,855       16,143          557                     184             271
Houston Galleria, TX (4)                                465        4,047          140                      26              64

                                                 GROSS AMOUNTS AT WHICH                ACCUMULATED     NET BOOK
                                               CARRIED AT CLOSE OF PERIOD             DEPRECIATION       VALUE
                                       ---------------------------------------------  BUILDINGS AND  BUILDINGS AND
                                                  BUILDINGS        FURNITURE          IMPROVEMENTS;  IMPROVEMENTS;
                                                     AND              AND              FURNITURE &    FURNITURE &       DATE OF
DESCRIPTION OF PROPERTY                LAND      IMPROVEMENTS      FIXTURES    TOTAL     FIXTURES       FIXTURES     CONSTRUCTION
-----------------------                ----      ------------      --------    -----     --------       --------     ------------
Olive Branch Exec Conf Ctr, MS (7)      1,247        13,714           1,611   16,572         773         15,799           1972
Raleigh/Durham, NC (5)                  2,124        18,588           2,223   22,935       1,828         21,107           1987
Omaha, NE (13)                            923         8,709             407   10,039         365          9,674           1989
Omaha Central I-80, NE (6)                795        15,731             802   18,328         711         17,617           1965
Omaha Central I-80, NE (10)               518         5,319             295    6,132         221          5,911           1991
Omaha Central, NE (5)                   1,877        16,559           2,316   20,752       2,068         18,684           1973
Omaha Northwest, NE (2)                   979        12,078           3,770   16,827         593         16,234           1974
Omaha Northwest, NE (11)                  373         3,255             223    3,851         195          3,656           1996
Omaha Southwest, NE (10)                  464         4,335             466    5,265         192          5,073           1986
Piscataway, NJ (1)                      1,755        18,435           3,095   23,285       3,406         19,879           1988
Secaucus, NJ (6)                        2,356        22,739           3,930   29,025       1,173         27,852           N/A
Albuquerque Mountainview, NM (2)        1,322        11,591             894   13,807         569         13,238           1968
Syracuse, NY (1)                         1483         14059            1637    17179        1580         15,599           1989
Cleveland, OH (1)                        1755         17012            2535    21302        2985         18,317           1990
Columbus, OH (5)                        1,918        17,087           1,428   20,433       1,279         19,154           1985
Dayton, OH (5)                           1289         11347            1280    13916         780         13,136           1987
Tulsa, OK (1)                             525         7,597           4,913   13,035       6,223          6,812           1985
Philadelphia Center City, PA (6)        5,793        52,740           2,876   61,409       2,325         59,084           1970
Philadelphia Independence Mall, PA (2)  3,184        32,390           4,035   39,609       1,535         38,074           1972
Pittsburgh, PA (8)                                   27,543           1,845   29,388       1,152         28,236           1988
Society Hill, PA (3)                    4,542        45,839           4,061   54,442       3,537         50,905           1986
Charleston Mills House, SC (2)          3,270        28,732           1,772   33,774       1,287         32,487           1982
Greenville Roper, SC (6)                1,551        14,080           1,230   16,861         705         16,156           1984
Kingston Plantation, SC (1)             2,940        26,725           5,834   35,499       4,363         31,136           1987
Knoxville West, TN (2)                               13,038           1,364   14,402         698         13,704           1966
Nashville, TN (5)                       1,073         9,744           1,149   11,966       1,004         10,962           1988
Nashville Airport, TN (1)               1,118         9,841           2,590   13,549       4,031          9,518           1985
Nashville Airport Briley, TN (8)                     30,069           1,677   31,746       1,283         30,463           1981
Amarillo I-40, TX (2)                                 7,875           1,342    9,217         360          8,857           1970
Austin, TX (5)                          2,508        22,501           1,055   26,064       2,074         23,990           1987
Austin Town Lake, TX (2)                             22,298           1,849   24,147       1,125         23,022           1967
Beaumont Midtown I-10, TX (2)             685         7,291           1,358    9,334         355          8,979           1967
Corpus Christi, TX (1)                  1,164         9,736           1,989   12,889       2,477         10,412           1984
Dallas, TX (6)                          5,624        30,718           1,498   37,840       1,367         36,473           1988
Dallas, TX (14)                         2,409        13,759             920   17,088         654         16,434           1981
Dallas Bristol House, TX (7)            1,623         1,722           8,149   11,494       2,230          9,264           1997
Dallas Campbell Ctr, TX (5)             3,208        29,701           1,539   34,448       1,340         33,108           1982
Dallas Downtown, TX (10)                1,953        17,007             619   19,579         729         18,850           1969
Dallas Love Field, TX (1)               1,934        17,051           2,232   21,217       3,602         17,615           1986
Dallas Market Center, TX (6)            4,079        36,041           1,836   41,956       1,587         40,369           1983
Dallas Market Center, TX (1)            2,560        24,201           2,497   29,258       2,666         26,592           1980
Dallas Park Central, TX (1)             1,497        12,889           2,266   16,652       3,852         12,800           1985
Dallas Park Central, TX (3)             1,720        28,736           4,218   34,674       4,499         30,175           1972
Dallas Park Central, TX (15)            4,513        47,404           3,811   55,728       1,546         54,182           1983
Dallas Regal Row, TX (4)                  778         6,784             269    7,831         295          7,536           1969
DFW Airport, TX (14)                   10,040        57,236           3,060   70,336       2,682         67,654           1987
DFW Airport (Suites), TX (14)           1,546        13,575             612   15,733         605         15,128           1989
DFW South, TX (1)                       4,041        37,326           2,893   44,260       1,934         42,326           1985
Houston Galleria, TX (9)                1,855        16,327             828   19,010         726         18,284           1968
Houston Galleria, TX (4)                  465         4,073             204    4,742         189          4,553           1968

                                                   LIFE UPON
                                                     WHICH
                                                  DEPRECIATION
                                         DATE     IN STATEMENT
                                        ACQUIRED  IS COMPUTED
DESCRIPTION OF PROPERTY                 --------  -----------
-----------------------
Olive Branch Exec Conf Ctr, MS (7)     07-28-98    5 - 40 Yrs
Raleigh/Durham, NC (5)                 07-28-97    5 - 40 Yrs
Omaha, NE (13)                         07-28-98    5 - 40 Yrs
Omaha Central I-80, NE (6)             07-28-98    5 - 40 Yrs
Omaha Central I-80, NE (10)            07-28-98    5 - 40 Yrs
Omaha Central, NE (5)                  02-01-97    5 - 40 Yrs
Omaha Northwest, NE (2)                07-28-98    5 - 40 Yrs
Omaha Northwest, NE (11)               07-28-98    5 - 40 Yrs
Omaha Southwest, NE (10)               07-28-98    5 - 40 Yrs
Piscataway, NJ (1)                     01-10-96    5 - 40 Yrs
Secaucus, NJ (6)                       07-28-98    5 - 40 Yrs
Albuquerque Mountainview, NM (2)       07-28-98    5 - 40 Yrs
Syracuse, NY (1)                       06-30-97    5 - 40 Yrs
Cleveland, OH (1)                      11-17-95    5 - 40 Yrs
Columbus, OH (5)                       02-04-98    5 - 40 Yrs
Dayton, OH (5)                         12-30-97    5 - 40 Yrs
Tulsa, OK (1)                          07-28-94    5 - 40 Yrs
Philadelphia Center City, PA (6)       07-28-98    5 - 40 Yrs
Philadelphia Independence Mall, PA (2) 07-28-98    5 - 40 Yrs
Pittsburgh, PA (8)                     07-28-98    5 - 40 Yrs
Society Hill, PA (3)                   10-01-97    5 - 40 Yrs
Charleston Mills House, SC (2)         07-28-98    5 - 40 Yrs
Greenville Roper, SC (6)               07-28-98    5 - 40 Yrs
Kingston Plantation, SC (1)            12-05-96    5 - 40 Yrs
Knoxville West, TN (2)                 07-28-98    5 - 40 Yrs
Nashville, TN (5)                      06-05-97    5 - 40 Yrs
Nashville Airport, TN (1)              07-28-94    5 - 40 Yrs
Nashville Airport Briley, TN (8)       07-28-98    5 - 40 Yrs
Amarillo I-40, TX (2)                  07-28-98    5 - 40 Yrs
Austin, TX (5)                         03-20-97    5 - 40 Yrs
Austin Town Lake, TX (2)               07-28-98    5 - 40 Yrs
Beaumont Midtown I-10, TX (2)          07-28-98    5 - 40 Yrs
Corpus Christi, TX (1)                 07-19-95    5 - 40 Yrs
Dallas, TX (6)                         07-28-98    5 - 40 Yrs
Dallas, TX (14)                        07-28-98    5 - 40 Yrs
Dallas Bristol House, TX (7)           07-28-98    5 - 40 Yrs
Dallas Campbell Ctr, TX (5)            05-29-98    5 - 40 Yrs
Dallas Downtown, TX (10)               07-28-98    5 - 40 Yrs
Dallas Love Field, TX (1)              03-29-95    5 - 40 Yrs
Dallas Market Center, TX (6)           07-28-98    5 - 40 Yrs
Dallas Market Center, TX (1)           06-30-97    5 - 40 Yrs
Dallas Park Central, TX (1)            07-28-94    5 - 40 Yrs
Dallas Park Central, TX (3)            11-01-98    5 - 40 Yrs
Dallas Park Central, TX (15)           06-30-97    5 - 40 Yrs
Dallas Regal Row, TX (4)               07-28-98    5 - 40 Yrs
DFW Airport, TX (14)                   07-28-98    5 - 40 Yrs
DFW Airport (Suites), TX (14)          07-28-98    5 - 40 Yrs
DFW South, TX (1)                      07-28-98    5 - 40 Yrs
Houston Galleria, TX (9)               07-28-98    5 - 40 Yrs
Houston Galleria, TX (4)               07-28-98    5 - 40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

                                                                                              COST CAPITALIZED SUBSEQUENT
                                                                 INITIAL COST                        TO ACQUISITION
                                                       -------------------------------     -----------------------------------
                                                                BUILDINGS    FURNITURE                BUILDINGS     FURNITURE
                                                                   AND          AND                      AND           AND
DESCRIPTION OF PROPERTY               ENCUMBRANCES    LAND    IMPROVEMENTS   FIXTURES      LAND     IMPROVEMENTS    FIXTURES
-----------------------               ------------    ----    ------------   ---------     ----     ------------    ---------
Houston Greenway, TX (8)                         7     3,418       29,736        1,025                    292           600
Houston I-10 West, TX (4)                                586        5,099          176                     74           267
Houston I-10 West, TX (8)                              3,055       26,575          916                    167           306
Houston I-10 West, TX (10)                               478        4,155          143                    147           178
Houston Int'l Airport, TX (2)                   13     3,890       33,842        1,167                    119           284
Houston Medical Center, TX (6)                   6     2,493       21,687          748                    471           461
Houston Medical Center, TX (2)                   8     2,284       19,869          685                  1,709         1,865
Midland Country Villa, TX (2)                            404        3,517          121                     30           176
N. Dallas Addison, TX (6)                   18,368     4,938       42,965        1,482                    245           595
Odessa Center, TX (2)                                    487        4,238          146                     30           195
Odessa Parkway, TX (11)                                  370        3,218          111                     29           109
Plano, TX (2)                                            885        7,696          265                     70           229
Plano, TX (14)                                         1,813       15,775          544                    380           783
San Antonio Airport, TX (8)                            3,371       29,326        1,011                  1,302         1,163
San Antonio Downtown, TX (2)                                       22,246          688                    486           410
Waco I-35, TX (2)                                        574        4,994          172                    102           200
Salt Lake City Airport, UT (2)                                      5,346          165                  1,982         1,663
Burlington, VT (3)                                       313       27,283          941                    533           707
Cambridge, CAN (2)                                       481        4,188          144                    705         1,049
Kitchener Waterloo, CAN (2)                                         9,441          292                    976           913
Peterbourough Waterfront, CAN (2)                        735        6,391          220                    281           836
Sarnia, CAN (2)                                          271        2,359           81                     19            36
Toronto Airport, CAN (8)                                           21,168          655                  2,107         2,346
Toronto Yorkdale, CAN (2)                              1,578       13,725          473                  1,778         1,697
                                          --------  --------   ----------     --------   -------     --------      --------
Total                                     $248,862  $312,365   $3,393,375     $138,833   $34,497     $222,894      $245,098
                                          ========  ========   ==========     ========   =======     ========      ========

                                                 GROSS AMOUNTS AT WHICH                   ACCUMULATED     NET BOOK
                                               CARRIED AT CLOSE OF PERIOD                DEPRECIATION       VALUE
                                       ---------------------------------------------     BUILDINGS AND  BUILDINGS AND
                                                  BUILDINGS        FURNITURE             IMPROVEMENTS;  IMPROVEMENTS;
                                                     AND              AND                 FURNITURE &    FURNITURE &     DATE OF
DESCRIPTION OF PROPERTY                LAND      IMPROVEMENTS      FIXTURES       TOTAL     FIXTURES       FIXTURES   CONSTRUCTION
-----------------------                ----      ------------      --------       -----     --------       --------   ------------
Houston Greenway, TX (8)                3,418        30,028           1,625       35,071       1,347        33,724         1984
Houston I-10 West, TX (4)                 586         5,173             443        6,202         244         5,958         1969
Houston I-10 West, TX (8)               3,055        26,742           1,222       31,019       1,194        29,825         1984
Houston I-10 West, TX (10)                478         4,302             321        5,101         227         4,874         1969
Houston Int'l Airport, TX (2)           3,890        33,961           1,451       39,302       1,494        37,808         1971
Houston Medical Center, TX (6)          2,493        22,158           1,209       25,860       1,023        24,837         1973
Houston Medical Center, TX (2)          2,284        21,578           2,550       26,412       1,181        25,231         1984
Midland Country Villa, TX (2)             404         3,547             297        4,248         207         4,041         1979
N. Dallas Addison, TX (6)               4,938        43,210           2,077       50,225       2,077        48,148         1985
Odessa Center, TX (2)                     487         4,268             341        5,096         203         4,893         1982
Odessa Parkway, TX (11)                   370         3,247             220        3,837         167         3,670         1977
Plano, TX (2)                             885         7,766             494        9,145         386         8,759         1983
Plano, TX (14)                          1,813        16,155           1,327       19,295         815        18,480         1983
San Antonio Airport, TX (8)             3,371        30,628           2,174       36,173       1,365        34,808         1981
San Antonio Downtown, TX (2)                         22,732           1,098       23,830       1,039        22,791         1968
Waco I-35, TX (2)                         574         5,096             372        6,042         268         5,774         1970
Salt Lake City Airport, UT (2)                        7,328           1,828        9,156         328         8,828         1963
Burlington, VT (3)                      3,136        27,816           1,648       32,600       1,891        30,709         1967
Cambridge, CAN (2)                        481         4,893           1,193        6,567         261         6,306         1969
Kitchener Waterloo, CAN (2)                          10,417           1,205       11,622         410        11,212         1965
Peterbourough Waterfront, CAN (2)         735         6,672           1,056        8,463         354         8,109         1965
Sarnia, CAN (2)                           271         2,378             117        2,766         108         2,658         1970
Toronto Airport, CAN (8)                             23,275           3,001       26,276       1,178        25,098         1970
Toronto Yorkdale, CAN (2)               1,578        15,503           2,170       19,251         617        18,634         1970
                                     --------    ----------        --------   ----------    --------    ----------
Total                                $346,862    $3,616,269        $383,931   $4,347,062    $330,555    $4,016,507
                                     ========    ==========        ========   ==========    ========    ==========



                                                    WHICH
                                                 DEPRECIATION
                                        DATE     IN STATEMENT
DESCRIPTION OF PROPERTY                ACQUIRED  IS COMPUTED
-----------------------                --------  -----------
Houston Greenway, TX (8)               07-28-98   5 - 40 Yrs
Houston I-10 West, TX (4)              07-28-98   5 - 40 Yrs
Houston I-10 West, TX (8)              07-28-98   5 - 40 Yrs
Houston I-10 West, TX (10)             07-28-98   5 - 40 Yrs
Houston Int'l Airport, TX (2)          07-28-98   5 - 40 Yrs
Houston Medical Center, TX (6)         07-28-98   5 - 40 Yrs
Houston Medical Center, TX (2)         07-28-98   5 - 40 Yrs
Midland Country Villa, TX (2)          07-28-98   5 - 40 Yrs
N. Dallas Addison, TX (6)              07-28-98   5 - 40 Yrs
Odessa Center, TX (2)                  07-28-98   5 - 40 Yrs
Odessa Parkway, TX (11)                07-28-98   5 - 40 Yrs
Plano, TX (2)                          07-28-98   5 - 40 Yrs
Plano, TX (14)                         07-28-98   5 - 40 Yrs
San Antonio Airport, TX (8)            07-28-98   5 - 40 Yrs
San Antonio Downtown, TX (2)           07-28-98   5 - 40 Yrs
Waco I-35, TX (2)                      07-28-98   5 - 40 Yrs
Salt Lake City Airport, UT (2)         07-28-98   5 - 40 Yrs
Burlington, VT (3)                     12-04-97   5 - 40 Yrs
Cambridge, CAN (2)                     07-28-98   5 - 40 Yrs
Kitchener Waterloo, CAN (2)            07-28-98   5 - 40 Yrs
Peterbourough Waterfront, CAN (2)      07-28-98   5 - 40 Yrs
Sarnia, CAN (2)                        07-28-98   5 - 40 Yrs
Toronto Airport, CAN (8)               07-28-98   5 - 40 Yrs
Toronto Yorkdale, CAN (2)              07-28-98   5 - 40 Yrs

(a) Balance at December 31, 1997        $ 1,562,724   (b) Depreciation expense during the period       $ 50,682
                                                                                                       --------
    Additions during the period           2,546,124             Balance at December 31, 1996             87,400
                                        -----------
    Balance at December 31, 1998        $ 4,108,848       Depreciation expense during the period         90,672
                                                                                                       --------
    Additions during the period             238,214             Balance at December 31, 1997           $178,072
                                        -----------
    Balance at December 31, 1999        $ 4,347,062       Depreciation expense during the period        152,483
                                                                                                       --------
                                                                Balance at December 31, 1998           $330,555

1.  Embassy Suites
2.  Holiday Inn
3.  Sheraton and Sheraton Suites
4.  Fairfield Inn
5.  Doubletree and Doubletree Guest Suites
6.  Crowne Plaza and Crowne Plaza Suites
7.  Independents
8.  Holiday Inn Select
9.  Courtyard by Marriott
10. Hampton Inn
11. Holiday Inn Express
12. Hilton Suites
13. Homewood Suites
14. Harvey Hotel
15. Westin

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of DJONT Operations, L.L.C. at December 31, 1999 and 1998, and the consolidated results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997, respectively, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about her whet the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Dallas, Texas
March 20, 2000

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    1999        1998
                                                                                  --------    --------
Cash and cash equivalents .....................................................   $ 20,127    $ 28,538
Accounts receivable, net ......................................................     28,601      27,561
Inventories ...................................................................      4,260       4,381
Prepaid expenses ..............................................................      1,444         471
Other assets ..................................................................      5,791       3,021
Investment in real estate, net of accumulated depreciation of $530 in 1999 ....     11,436
                                                                                  --------    --------
     Total assets .............................................................   $ 71,659    $ 63,972
                                                                                  ========    ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable ..............................................................   $ 12,742    $ 13,508
Due to FelCor Lodging Limited Partnership .....................................     22,064      16,875
Accrued expenses and other liabilities ........................................     37,121      41,820
Minority interest .............................................................      5,113
Debt ..........................................................................      7,761
                                                                                  --------    --------
     Total liabilities ........................................................     84,801      72,203
                                                                                  --------    --------

Commitments and contingencies (Notes 3 and 6 )

Shareholders' deficit:
Capital .......................................................................          1           1
Accumulated deficit ...........................................................    (13,143)     (8,232)
                                                                                  --------    --------
     Total shareholders' deficit ..............................................    (13,142)     (8,231)
                                                                                  --------    --------
     Total liabilities and shareholders' deficit ..............................   $ 71,659    $ 63,972
                                                                                  ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                   1999         1998        1997
                                                ---------    ---------   ---------
Revenues:
        Room and suite revenue ..............   $ 649,323    $ 618,122   $ 456,614
        Food and beverage revenue ...........      87,212       77,834      34,813
        Food and beverage rent ..............       5,212        4,792       4,393
        Other revenue .......................      55,903       48,781      38,690
                                                ---------    ---------   ---------
                 Total revenues .............     797,650      749,529     534,510
                                                ---------    ---------   ---------

Expenses:
        Property operating costs ............     190,798      169,955     128,077
        General and administrative ..........      61,025       56,995      39,147
        Advertising and promotion ...........      56,450       51,105      37,333
        Repair and maintenance ..............      38,555       36,374      26,236
        Utilities ...........................      29,700       28,799      21,363
        Management and incentive fees .......      22,514       23,636      11,879
        Franchise fees ......................      19,253       18,102      13,407
        Food and beverage expenses ..........      66,514       65,924      33,119
        Percentage lease expenses ...........     307,532      289,891     216,990
        Lessee overhead expenses ............         991        1,990       2,332
        Liability insurance .................       2,518        1,258       3,202
        Preopening and conversion costs .....          19          569         340
        Interest expense ....................         682
        Depreciation and amortization .......         530
        Minority interest ...................         (90)
        Other ...............................       5,570        4,087       3,757
                                                ---------    ---------   ---------
                 Total expenses .............     802,561      748,685     537,182
                                                ---------    ---------   ---------
Net income (loss) ...........................   $  (4,911)   $     844   $  (2,672)
                                                =========    =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

Balance at December 31, 1996 ...........   $ (6,403)

Net loss ...............................     (2,672)
                                           --------

Balance at December 31, 1997 ...........     (9,075)

Net income .............................        844
                                           --------

Balance at December 31, 1998 ...........     (8,231)

Net loss ...............................     (4,911)
                                           --------

Balance at December 31, 1999 ...........   $(13,142)
                                           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                 1999        1998        1997
                                                                              --------    --------    --------
Cash flows from operating activities:
        Net income (loss) .................................................   $ (4,911)   $    844    $ (2,672)
        Adjustments to reconcile net income (loss) to net cash
             provided by (used in) operating activities:
        Depreciation and amortization .....................................        530
        Minority interest in partnership income ...........................        (90)
        Changes in assets and liabilities:
             Accounts receivable ..........................................     (1,040)     (7,287)    (11,574)
             Inventories ..................................................        121        (915)     (1,361)
             Prepaid expenses .............................................       (973)        836      (1,052)
             Other assets .................................................     (1,841)        950      (1,768)
             Due to FelCor Lodging Limited Partnership ....................      5,189      (2,033)     13,382
             Accounts payable, accrued expenses and other liabilities .....     (5,396)     10,459      25,521
                                                                              --------    --------    --------
                  Net cash flow used in operating activities ..............     (8,411)      2,854      20,476
                                                                              --------    --------    --------
Net change in cash and cash equivalents ...................................     (8,411)      2,854      20,476
Cash and cash equivalents at beginning of years ...........................     28,538      25,684       5,208
                                                                              --------    --------    --------
Cash and cash equivalents at end of years .................................   $ 20,127    $ 28,538    $ 25,684
                                                                              ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Thomas J. Corcoran, the President, Chief Executive Officer and a Director of FelCor Lodging Limited Partnership ("FelCor") and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT Operations LLC, a Delaware limited liability company. The remaining 50% non-voting common equity interest is beneficially owned by the children of Charles N. Mathewson, a Director and major initial investor of FelCor.

         Eighty-five of the hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at December 31, 1999 (the "Hotels"), are leased to DJONT Operations LLC or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at December 31, 1999.

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

         At December 31, 1999, 58 of the Hotels were operated as Embassy Suites(R) hotels, 16 were operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, nine were operated as Sheraton(R) or Sheraton Suites(R) hotels, one was operated as a Westin(R) hotel and one was operated as a Hilton Suites(R) hotel. Seventy-two of the Hotels are managed by subsidiaries of Hilton Hotels Corporation ("Hilton"). Hilton is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 10 are managed by subsidiaries of Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") and three are managed by independent management companies.

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

                            DJONT OPERATIONS, L.L.C.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Investment in Real Estate -- Hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of forty years for buildings and improvements and five to seven years for furniture, fixtures, and equipment.

         The carrying value of the property is periodically reviewed to determine if circumstances indicate an impairment in the carrying value of the investment or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, DJONT will prepare a projection of the undiscounted future cash flows, without interest charges, of the hotel and determine if the investment in the property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the real estate based on discounted future cash flows. DJONT does not believe that there are any factors or circumstances indicating impairment of any of its investment in real estate.

         Revenue Recognition -- Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

         Income Taxes -- DJONT is a limited liability company which is taxed for federal income taxes purposes as a partnership and, accordingly, all taxable income or loss flows through to the shareholders.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2002 (5 hotels), 2004 (7 hotels), 2005 (12 hotels), 2006 (18 hotels),2007 (23 hotels), 2008 (12 hotels), and thereafter (9 hotels). This includes one hotel which had a lease agreement entered into on October 15, 1999, but is not effective until January 1, 2000. Minimum future rental payments are computed based on the base rent as defined under the noncancellable operating leases and are as follows (in thousands):

               YEAR                      AMOUNT
               ----                      ------
2000 ..............................   $   172,395
2001 ..............................        176965
2002 ..............................        177321
2003 ..............................        163801
2004 ..............................        160240
2005 and thereafter ...............        512794
                                      -----------
                                      $ 1,363,516
                                      ===========

         The Percentage Lease expense is based on a percentage of room and suite revenues, food and beverage revenues, and food and beverage rents of the Hotels. Both the base rent and the threshold room and suite revenue in each lease computation is subject to adjustments in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year for the hotels acquired prior to July of the previous year. The adjustment in any lease year may not exceed 7%. The CPI adjustments made in January 2000, 1999 and 1998 are 1.05% 0.55%, and 0.50%, respectively.

                            DJONT OPERATIONS, L.L.C.

3.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Other than real estate and personal property taxes, casualty insurance, capital improvements and maintenance of underground utilities and structural elements, which are obligations of the Operating Partnership, the Percentage Leases require DJONT to pay rent, liability insurance premiums, operating costs, utilities and other charges incurred in the operation of the leased hotels.

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

         DJONT has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capital leases. All of the debt recorded in DJONT's balance sheet at December 31, 1999, is held in the 3% owned consolidated subsidiary and is not considered for this test. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

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

         In the event FelCor enters into an agreement to sell or otherwise transfer a leased hotel, FelCor has the right to terminate the Percentage Lease with respect to such leased hotel upon 90 days' prior written notice upon either
(1) paying DJONT the fair market value of DJONT's leasehold interest in the remaining term of the Percentage Lease to be terminated or (2) offering to lease to DJONT a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of DJONT's remaining leasehold interest under the Percentage Lease to be terminated. FelCor also is obligated to pay or reimburse DJONT for any assignment fees, termination fees or other liabilities arising under any franchise license agreement and restaurant sublease agreements.

         DJONT shares the executive offices and certain employees with FelCor and FelCor, Inc., and each company bears its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones and depreciation of office furniture, fixtures and equipment. Such allocation of shared expenses approved by a majority of FelCor's independent directors. During 1999, 1998 and 1997, DJONT paid approximately $660,000 (approximately 10%), $1.6 million (approximately 37%) and $2.1 million (approximately 61%), respectively, of the allocable expenses under this agreement.

                            DJONT OPERATIONS, L.L.C.

4.  INVESTMENT IN REAL ESTATE

         At December 31, 1999, DJONT owned thirty shares of the Class A Voting Common Stock, $0.01 par value per share of Kingston Plantation Development Corporation ("KPDC") which represents 3% of the equity and 100% of the voting interest in that entity. This investment is recorded on a consolidated basis in DJONT's financial statements.

         Through a consolidated subsidiary, KPDC owns a hotel annex adjoining the Embassy Suites in New Orleans, Louisiana. KPDC is to receive rental income from a lease agreement for this hotel which expires in November, 2008 between a wholly owned subsidiary of KPDC, as lessor, and FelCor Lodging Limited Partnership, as lessee. The future monthly rental payments under this lease at December 31, 1999 are as follows (in thousands):

YEAR                                                  AMOUNT
----                                                  ------
2000........................................          $  593
2001........................................             593
2002........................................             593
2003........................................             593
2004 and thereafter.........................            2914
                                                      ------
                                                      $5,286
                                                      ======

5.  OTHER ASSETS

         KPDC also owns a 50% interest in an entity developing a parcel of land. This entity is accounted for under the equity method of accounting and KPDC's equity investment of $1.0 million is reflected in other assets on DJONT's balance sheet. This unconsolidated entity had no operating income or expense for the year ended December 31, 1999. The unconsolidated entity's balance sheet consists of land, construction in progress and $24.8 million of construction loans at December 31, 1999.

6.  DEBT

         DJONT has reflected as a liability, a mortgage note, dated November 24, 1998, from a wholly-owned subsidiary of KPDC payable to FelCor Lodging Limited Partnership. The note bears a fixed interest rate of 8% per annum with a 30 year amortization and matures on December 31, 2004.

         The indebtedness is collateralized by a Mortgage and Assignment of Leases and Rents with respect to the New Orleans Embassy Suites Hotel Annex. Future scheduled principal payments on the debt are as follows (in thousands):

          2000                                        $   65
          2001                                            71
          2002                                            77
          2003                                            83
          2004                                          7465
                                                      ------
                                                      $7,761
                                                      ======

                            DJONT OPERATIONS, L.L.C.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1999. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Management estimates the fair value of accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; and the borrowing under the mortgage note approximates carrying value because it accrues interest at a fixed rate which approximates market rates.

8.  ACCUMULATED DEFICIT

         DJONT recorded a net loss of $4.9 million for the year ended December 31, 1999. Because of the current year loss and losses in recent years, DJONT had an accumulated deficit of $13.1 million at December 31, 1999. The losses in the current year are attributed to weaker than anticipated revenues in 1999 and lower operating margins. A significant portion of the prior year losses are attributable to the operations of hotels during periods of substantial renovation. Management believes and operating data indicates, that overall performances of the hotels are adversely impacted during substantial renovation. Management is working closely with the companies that manage DJONT's hotels to improve operating margins.

         Management anticipates modest revenue growth at the DJONT hotels during 2000 which may result in operating losses. Management anticipates DJONT will be able to generate profits over the next five years to significantly reduce the accumulated deficit as a result of planned rebranding of one of its hotels, the elimination of certain expenses, and leases which are expected to be renewed with more favorable terms at the time of their termination. At December 31, 1999 DJONT had paid all amounts then due under the Percentage Leases. Management believes that the loan commitments from certain entities owning interests in DJONT and the managers of certain hotels, of approximately $17.3 million and improvements in operating margins will be sufficient to enable DJONT to continue to make necessary payments when due. It is anticipated that a substantial portion of any future profits of DJONT will be retained until a positive net worth is restored. Management deems DJONT to be a viable going concern and, as such, no adjustments are required to the accompanying financial statements.

9.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         DJONT recorded certain real estate and assumed certain liabilities in connection with its investment in KPDC in 1999. The assets and liabilities, related to KPDC and recorded at December 31, 1999, are as follows (in thousands):

Investment in real estate ..............   $ 11,436
Other assets acquired ..................       1458
                                           --------
                                           $ 12,894
                                           ========

Liabilities assumed ....................   $  7,781
Minority interest contribution .........       5113
                                           --------
                                           $ 12,894
                                           ========


                              INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                     DESCRIPTION OF EXHIBIT
       -------                    ----------------------
        3.1  - Amended and Restated Agreement of Limited Partnership of the
               Company (filed as Exhibit 10.1 to FelCor's Annual Report on Form
               10-K/A Amendment No. 1 for the fiscal year ended December 31,
               1994 (the "1994 10-K/A") and incorporated herein by reference).
`
        3.2  - First Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of November 17, 1995 by and among FelCor, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Company (filed as Exhibit 10.1.1 to FelCor's
               Annual Report on Form 10-K, as amended, for the fiscal year ended
               December 31, 1995 (the "1995 10-K") and incorporated herein by reference).

        3.3  - Second Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of January 9, 1996 between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit
               10.1.2 to the 1995 10-K and incorporated herein by reference).

        3.4  - Third Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of January 10, 1996 by and among FelCor, MarRay-LexGreen, Inc. and all of the persons and entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.3 to the 1995 10-K and incorporated herein by reference).

        3.5  - Fourth Amendment to the Amended and Restated Agreement of
               Limited Partnership of the Company dated as of January 10, 1996 by and among FelCor, Piscataway-Centennial Associates Limited
               Partnership and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.4 to the 1995 10-K and incorporated herein by reference).

        3.6  - Fifth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of May 2, 1996, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, adopting Addendum
               No. 2 to Amended and Restated Agreement of Limited Partnership of the Company dated as of May 2, 1996 (filed as Exhibit 10.1.5 to
               FelCor's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

        3.7  - Sixth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of September 16, 1996, by and among FelCor, John B. Urbahns, II and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.6 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).

        3.8  - Seventh Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of May 16, 1997, by and among FelCor, PMB Associates, Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.7 to FelCor's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

        3.9  - Eighth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of February 6, 1998, by and among FelCor, Columbus/Front Ltd. and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.8 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

       EXHIBIT
       NUMBER                     DESCRIPTION OF EXHIBIT
       -------                    ----------------------
        3.10 - Ninth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of May 1, 1998, between
               FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, adopting Addendum
               No. 3 to Amended and Restated Agreement of Limited Partnership
               dated as of May 1, 1998 (filed as Exhibit 10.1.9 to FelCor's Form
               8-K dated May 29, 1998, and incorporated herein by reference).

        3.11 - Tenth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of June 22, 1998, by and among FelCor, Schenley Hotel Associates, and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.10 to FelCor's
               Form 10-Q for the quarter ended October 30, 1998, and incorporated herein by reference).

        3.12 - Eleventh Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of July 28, 1998, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, changing the name of the Company to "FelCor Lodging Limited Partnership" (filed as
               Exhibit 10.1.11 to FelCor's Form 10-Q for the quarter ended
               October 30, 1998, and incorporated herein by reference).

        3.13 - Twelfth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Company dated as of December 29, 1998, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, amending certain provisions of the Company Agreement (filed as Exhibit 10.1.12 to FelCor's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998 (the "1998 10-K") and incorporated herein by reference).

        3.14 - Thirteenth Amendment to Amended and Restated Agreement of
               Limited Partnership of the Company dated as of December 31, 1998, by and between FelCor, FelCor Nevada Holdings, L.L.C. and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.13 to the 1998 10-K and incorporated herein by reference).

        3.15 - Fourteenth Amendment to Amended and Restated Agreement of
               Limited Partnership of the Company dated as of March 1, 1999, by and among FelCor, Huie Properties, Ltd., and all of the persons or entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.14 to the 1998
               10-K and incorporated herein by reference).

        3.16 - Fifteenth Amendment to Amended and Restated Agreement of
               Limited Partnership of the Company dated as of October 15, 1999, by and among FelCor, SRS Properties Limited Partnership, and all of the persons and entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.15 to FelCor's Form 10-K for the fiscal year ended December 31, 1999
               ("the 1999 10-K") and incorporated herein by reference).

        3.17 - Sixteenth Amendment to Amended and Restated Agreement of
               Limited Partnership of the Company dated as of February 27, 2000, by and among FelCor, Bass America, Inc., and all of the persons and entities who are or shall in the future become limited partners of the Company (filed as Exhibit 10.1.16 to the 1999
               10-K and incorporated herein by reference).

        4.1 - Indenture dated as of April 22, 1996 by and between FelCor and Sun Trust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
               4.2 to FelCor's Form 8-K dated May 1, 1996 and incorporated herein by reference).

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

       EXHIBIT
       NUMBER                     DESCRIPTION OF EXHIBIT
       -------                    ----------------------
       4.2.2 - Second Amendment to Indenture and First Supplemental Indenture
               dated as of December 30, 1998, by and among Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank,
               Atlanta, Georgia, as Trustee (filed as Exhibit 4.7.2 to the 1998
               10-K and incorporated herein by reference).

       4.2.3 - Third Amendment to Indenture dated as of March 30, 1999 by and among the Company, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto and SunTrust Bank, Atlanta
               (filed as Exhibit 4.7.3 to FelCor's Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 10-Q"), and incorporated herein by reference).

        10.1 - Form of Lease Agreement between the Registrant as Lessor and
               DJONT Operations, L.L.C. or its subsidiaries ("DJONT") as Lessee
               (filed as Exhibit 10.2.1 to the 1995 10-K and incorporated herein by reference).

      10.1.1 - Omnibus Lease Amendment Agreement dated as of June 30, 1998 among FelCor, the Company, and DJONT to clarify the meaning of
               Article III of the lease as represented by the actual course of dealing between lessors and lessees under such leases (filed as Exhibit 10.19 to FelCor's Form 10-Q for the quarter ended June
               30, 1998, and incorporated herein by reference).

        10.2 - Form of Lease Agreement between the Company as Lessor and a subsidiary of Bristol Hotels & Resorts ("BHR") as Lessee (the
               "Bristol Lease Agreement") (filed as Exhibit 10.3 to the 1998
               10-K and incorporated herein by reference).

      10.2.1 - Amended and Restated Master Hotel Agreement dated as of July 27,
               1998 among the Company, FelCor, BHR and the lessors and lessees named therein (filed as Exhibit 10.17 to FelCor's Form 8-K dated
               August 10, 1998, and incorporated herein by reference).

        10.3 - Employment Agreement dated as of July 28, 1994 between FelCor and Hervey A. Feldman (filed as Exhibit 10.7 to the 1994 10-K/A and incorporated herein by reference).

        10.4 - Employment Agreement dated as of July 28, 1994 between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to the 1994
               10-K/A and incorporated herein by reference).

        10.5 - Restricted Stock and Stock Option Plan of FelCor (filed as
               Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

        10.6 - Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 1994 10-K/A and incorporated herein by reference).

        10.7 - 1995 Restricted Stock and Stock Option Plan of the Company
               (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

       EXHIBIT
       NUMBER                     DESCRIPTION OF EXHIBIT
       -------                    ----------------------
        10.8 - Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to FelCor's Form 10-Q for the quarter ended September 30, 1999 (the "September 1999
               10-Q") and incorporated herein by reference).

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

       10.13 - Agreement dated as of April 15, 1995 among FelCor, the
               Company, FelCor, Inc., Thomas J. Corcoran, Jr. and Hervey A.
               Feldman relating to purchase of securities (filed as Exhibit
               10.15 to the Registration Statement on Form S-11 (File No.
               33-91870) and incorporated herein by reference).

       10.14 - Credit Agreement dated as of February 6, 1996 by and among the Company, as borrower, Holdings and FelCor, as guarantors, and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit
               10.30 to FelCor's Form 8_K dated May 1, 1996, and incorporated herein by reference).

       10.15 - Voting and Cooperation Agreement dated as of March 23, 1998 among the Company, Bristol, Bass America Inc., Holiday
               Corporation and United/Harvey Holdings, L.P. (filed as Exhibit
               99.7 to FelCor's Registration Statement on Form S-4 (File No.
               333-50509) and incorporated herein by reference).

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

       10.18 - Fourth Amended and Restated Revolving Credit Agreement dated as of July 1, 1998 among FelCor and the Company, as Borrower, the Lenders party thereto, The Chase Manhattan Bank, as
               Administrative Agent, Chase Securities, Inc. as Arranger, and
               Bankers Trust Company, NationsBank, N.A. and Wells Fargo Bank,
               National Association as Co-Arrangers and Documentation Agents
               (filed as Exhibit 10.14 to FelCor's Form 8-K dated August 10,
               1998 and incorporated herein by reference).

     EXHIBIT
     NUMBER                      DESCRIPTION OF EXHIBIT
     -------                     ----------------------
     10.18.1 - Second Amendment to Credit Agreement dated as of August 20,
               1999, among FelCor and the Company as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.19.1 to the September
               1999 10-Q and incorporated herein by reference).

     10.18.2 - Third Amendment to Credit Agreement dated as of December 1,
               1999, among FelCor and the Company, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.18.2 to the 1999 10-K and incorporated herein by reference). 10.19 - Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company,
               Bristol Lodging Holding Company, Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders (filed as Exhibit
               10.10 to the Bristol Hotel Company Annual report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

     10.19   - Loan Agreement dated as of October 10, 1997 among Bristol
               Lodging Company, Bristol Lodging Holding Company, Nomura Asset
               Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders
               (filed as Exhibit 10.10 to the Bristol Hotel Company Annual
               Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

     10.19.1 - First Amendment to Loan Agreement and Ancillary Loan
               Documents made as of May 28, 1999, among FelCor Lodging Company,
               L.L.C., FelCor Lodging Holding Company, L.L.C. and LaSalle
               National Bank, as Trustee for Nomura Asset Securities Corporation
               Commercial Pass-Through Certificates Series 1998-D6, administrative agent and collateral agent (filed as Exhibit
               10.19.1 to the 1999 10-K and incorporated herein by reference).

       10.20 - Deed of Trust, Security Agreement, Assignment of Leases and
               Rents, Fixture Filing and Financing Statement, dated March 1,
               1999, by FelCor Hotel Company II, Ltd., as Grantor, to Howard E.
               Schreiber, Trustee, in trust for the benefit of Bankers Trust
               Company, as Beneficiary (filed as Exhibit 10.21 to the March 1999
               10-Q, and incorporated herein by reference).

     10.21.1 - Loan Agreement, dated April 1, 1999, among FelCor Lodging
               Trust Incorporated and FelCor Lodging Limited Partnership as
               Borrower, and The Lenders Party Thereto and The Chase Manhattan
               Bank as Administrative Agent and Collateral Agent (filed as
               Exhibit 10.22.1 to the March 1999 10-Q, and incorporated herein by reference).

     10.21.2 - Guaranty, dated April 1, 1999, made by each of the named
               Guarantors therein, who are signatories thereto (filed as Exhibit
               10.22.2 to the March 1999 10-Q, and incorporated herein by reference).

     10.21.3 - Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories thereto, in favor of The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.22.3 to the March 1999 10-Q, and incorporated herein by reference).

     10.21.4 - Second Amendment to Loan Agreement dated as of August 20,
               1999, among FelCor and the Company, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent (filed as Exhibit 10.22.4 to the September
               1999 10-Q and incorporated herein by reference).

     10.21.5 - Third Amendment to Loan Agreement dated as of December 1,
               1999, among FelCor and the Registrant, as Borrower, the financial institutions party thereto, and The Chase Manhattan Bank, as Administrative Agent.

       10.22 - Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential
               Insurance Company of America as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q, and incorporated herein by reference).

     EXHIBIT
     NUMBER                      DESCRIPTION OF EXHIBIT
     -------                     ----------------------
     10.22.1 - Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings,
               L.P., payable to the order of The Prudential Insurance Company of
               America. (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 (the "June 1999 10-Q") and
               incorporated herein by reference).

     10.22.2 - Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L. P., as Mortgagor, and The
               Prudential Insurance Company of America, as Mortgagee
               (incorporated by reference to Exhibit 10.23 to FelCor's Form 10-Q for the quarter ended March 31, 1999).

     10.22.3 - Mortgage Loan Agreement dated as of April 1, 1999, by and between The Prudential Insurance Company of America, as Lender, and FelCor/CSS Holdings, L.P., as Borrower (filed as Exhibit
               10.23.3 to the June 1999 10-Q and incorporated herein by reference).

     10.23.1 - Form of six separate Promissory Notes each dated May 12,
               1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas
               Market Center), $14,000,000 (Embassy Suites-Dallas Love Field),
               $12,450,000 (Embassy Suites-Tempe), $11,550,000 (Embassy
               Suites-Anaheim), $8,900,000 (Embassy Suites-Palm Desert),
               $15,600,000 (Embassy Suites-Deerfield Beach) (filed as Exhibit
               10.24.1 to the June 1999 10-Q and incorporated herein by reference).

     10.23.2 - Form of Deed of Trust, Security Agreement and Fixture
               Filing, each dated as of May 12, 1999, from FelCor/MM Holdings,
               L.P., as Borrower, in favor of Fidelity National Title Insurance
               Company, as Trustee, and Massachusetts Mutual Life Insurance
               Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
               Exhibit 10.24.1, also executed by FelCor/CSS Holdings, L.P. with respect to the Embassy Suites-Anaheim and Embassy
               Suites-Deerfield Beach, and by FelCor Lodging Limited Partnership with respect to the Embassy Suites-Palm Desert (filed as Exhibit
               10.24.2 to the June 1999 10-Q and incorporated herein by reference).


       21*   - List of Subsidiaries of the Registrant.

       23*   - Consent of PricewaterhouseCoopers LLP

       27*   - Financial Data Schedule.

-------------
* Filed herewith.