Form 10-Q
period 2000-06-30
FELCOR LODGING L P
filed 2000-08-14
CIK 1048789

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
                                         PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements ....................................................................................  3
        FELCOR LODGING LIMITED PARTNERSHIP
                 Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                      and December 31, 1999 .....................................................................  3
                 Consolidated Statements of Operations -- For the Three and Six Months
                      Ended June 30, 2000 and 1999 (Unaudited) ..................................................  4
                 Consolidated Statements of Cash Flows -- For the Six Months
                      Ended June 30, 2000 and 1999 (Unaudited) ..................................................  5
                 Notes to Consolidated Financial Statements .....................................................  6
        DJONT OPERATIONS, L.L.C.
                 Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                      and December 31, 1999 ..................................................................... 14
                 Consolidated Statements of Operations -- For the Three and Six Months
                      Ended June 30, 2000 and 1999 (Unaudited) .................................................. 15
                 Consolidated Statements of Cash Flows -- For the Six Months
                      Ended June 30, 2000 and 1999 (Unaudited) .................................................. 16
                 Notes to Consolidated Financial Statements ..................................................... 17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ................... 19
                 General/Second Quarter Activities .............................................................. 19
                 Results of Operations .......................................................................... 20
                 Liquidity and Capital Resources ................................................................ 27
Item 3. Quantitative and Qualitative Disclosures About Market Risk .............................................. 30

                                          PART II. -- OTHER INFORMATION

Item 5. Other Information ....................................................................................... 31
Item 6. Exhibits and Reports on Form 8-K ........................................................................ 31

SIGNATURE ....................................................................................................... 33

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2000           1999
                                                                                   -----------     ------------
                                                                                   (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $397,735
   at June 30, 2000 and $330,555 at December 31, 1999 .........................     $3,796,755     $4,035,344
Investment in unconsolidated entities .........................................        133,038        136,718
Assets held for sale ..........................................................        135,647
Cash and cash equivalents .....................................................         50,852         36,123
Due from Lessees ..............................................................         28,598         18,394
Note receivable from unconsolidated entity ....................................          7,728          7,760
Deferred expenses, net of accumulated amortization of $6,874
   at June 30, 2000 and $4,491 at December 31, 1999 ...........................         17,093         15,473
Other assets ..................................................................          7,054          5,939
                                                                                    ----------     ----------

           Total assets .......................................................     $4,176,765     $4,255,751
                                                                                    ==========     ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $1,288 at June 30, 2000
   and $1,401 at December 31, 1999 ............................................     $1,882,743     $1,833,954
Distributions payable .........................................................         35,237         39,657
Accrued expenses and other liabilities ........................................         73,335         65,480
Deferred rent .................................................................         18,604
Minority interest in other partnerships .......................................         50,710         51,671
                                                                                    ----------     ----------
           Total liabilities ..................................................      2,060,629      1,990,762

Commitments and contingencies (Notes 5 and 6)

Redeemable units at redemption value ..........................................        151,948         52,338
Preferred units:
   Series A Cumulative Preferred Units, 6,031 and 6,050 units issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively .........        150,765        151,250
   Series B Redeemable Preferred Units, 58 units issued and outstanding .......        143,750        143,750
Partners' capital .............................................................      1,669,188      1,917,651
                                                                                    ----------     ----------

           Total liabilities and partners' capital ............................     $4,176,765     $4,255,751
                                                                                    ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                         ------------------------      ------------------------
                                                           2000           1999           2000           1999
                                                         ---------      ---------      ---------      ---------
Revenues:
  Percentage lease revenue .........................     $ 133,286      $ 131,891      $ 256,335      $ 256,882
  Equity in income from unconsolidated entities ....         3,769          2,591          5,648          3,837
  Other revenue ....................................           810            705          2,687          1,385
                                                         ---------      ---------      ---------      ---------
           Total revenues ..........................       137,865        135,187        264,670        262,104
                                                         ---------      ---------      ---------      ---------

Expenses:

  Depreciation .....................................        41,080         37,737         81,480         74,162
  Reserve for assets held for sale .................        63,000                        63,000
  Interest expense .................................        39,740         30,750         77,644         59,172
  Taxes, insurance, and other ......................        17,234         15,425         35,877         32,372
  Land leases ......................................         6,151          4,479         11,711          8,485
  General and administrative .......................         2,713          2,509          6,112          4,753
  Minority interest in other partnerships ..........         1,125            833          2,093          1,639
                                                         ---------      ---------      ---------      ---------
           Total expenses ..........................       171,043         91,733        277,917        180,583
                                                         ---------      ---------      ---------      ---------

Net income (loss) before nonrecurring items ........       (33,178)        43,454        (13,247)        81,521
Gain on sale of land ...............................           875                           875
Extraordinary charge from write off of deferred
     financing fees ................................                       (1,113)                       (1,113)
                                                         ---------      ---------      ---------      ---------
Net income (loss) ..................................       (32,303)        42,341        (12,372)        80,408
Preferred distributions ............................         6,174          6,184         12,358         12,368
                                                         ---------      ---------      ---------      ---------

Net income (loss) applicable to unitholders ........     $ (38,477)     $  36,157      $ (24,730)     $  68,040
                                                         =========      =========      =========      =========

Per unit data:
Basic:

  Net income (loss) applicable to unitholders ......     $   (0.62)     $    0.51      $   (0.39)     $    0.96
                                                         =========      =========      =========      =========
  Weighted average units outstanding ...............        62,312         71,000         63,066         70,998
                                                         =========      =========      =========      =========

Diluted:

  Net income (loss) applicable to unitholders ......     $   (0.62)     $    0.51      $   (0.39)     $    0.95
                                                         =========      =========      =========      =========
  Weighted average units outstanding ...............        62,543         71,338         63,297         71,334
                                                         =========      =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             ------------------------
                                                                                                2000           1999
                                                                                             ---------      ---------
Cash flows from operating activities:
          Net income (loss) ............................................................     $ (12,372)     $  80,408
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation .......................................................        81,480         74,162
                    Gain on sale of land ...............................................          (875)
                    Reserve for assets held for sale ...................................        63,000
                    Amortization of deferred financing fees ............................         2,383          1,303
                    Accretion of debt ..................................................          (446)          (494)
                    Amortization of unearned officers' and directors' compensation .....           472            350
                    Equity in income from unconsolidated entities ......................        (5,648)        (3,837)
                    Extraordinary charge for write off of deferred financing fees ......                        1,113
                    Minority interest in other partnerships ............................         2,093          1,639
              Changes in assets and liabilities:
                    Due from Lessees ...................................................       (10,204)       (13,356)
                    Deferred expenses ..................................................        (4,003)        (5,538)
                    Other assets .......................................................        (1,251)        (1,140)
                    Deferred rent ......................................................        18,604
                    Accrued expenses and other liabilities .............................         5,510         15,343
                                                                                             ---------      ---------
                              Net cash flow provided by operating activities ...........       138,743        149,953
                                                                                             ---------      ---------

Cash flows used in investing activities:

          Improvements and additions to hotels .........................................       (41,408)      (148,519)
          Acquisition of hotel assets ..................................................                      (10,802)
          Proceeds from sale of assets .................................................         1,071         15,091
          Cash distributions from unconsolidated entities ..............................        11,708         13,297
                                                                                             ---------      ---------
                              Net cash flow used in investing activities ...............       (28,629)      (130,933)
                                                                                             ---------      ---------

Cash flows from financing activities:

          Proceeds from borrowings .....................................................       500,892        744,000
          Repayment of borrowings ......................................................      (451,847)      (630,899)
          Purchase of treasury stock ...................................................       (56,733)
          Buyback of assumed stock options .............................................        (1,860)
          Other distributions ..........................................................        (3,054)
          Distributions paid to preferred unitholders ..................................       (12,368)       (13,619)
          Distributions paid to unitholders ............................................       (70,415)      (102,625)
                                                                                             ---------      ---------
                              Net cash flow used in financing activities ...............       (95,385)        (3,143)
                                                                                             ---------      ---------

Net change in cash and cash equivalents ................................................        14,729         15,877
Cash and cash equivalents at beginning of periods ......................................        36,123         34,692
                                                                                             ---------      ---------
Cash and cash equivalents at end of periods ............................................     $  50,852      $  50,569
                                                                                             =========      =========

Supplemental cash flow information--
          Interest paid ................................................................     $  73,259      $  55,549
                                                                                             =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") at June 30, 2000, owned interests in 188 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), one of the nation's largest hotel real estate investment trusts ("REIT"). At June 30, 2000 FelCor owned a greater than 88% equity interest in the Company. The Company owns 100% of the interest in 163 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels.

         The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world.

         At June 30, 2000, the Company leased 86 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), and leased 100 of the Hotels to Bristol Hotels & Resorts, or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). Two Hotels were operated without a lease.

         The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at June 30, 2000:

                                                                           NOT OPERATED
                BRAND                            DJONT        BRISTOL      UNDER A LEASE       TOTAL
                -----                            -----        -------      -------------       -----
Embassy Suites                                    60                                            60
Holiday Inn                                                     43               1              44
Crowne Plaza and Crowne Plaza Suites(R)                         18                              18
Doubletree and Doubletree Guest Suites(R)         14                                            14
Holiday Inn Select(R)                                           10                              10
Sheraton(R)and Sheraton Suites(R)                 10                                            10
Hampton Inn(R)                                                   9                               9
Holiday Inn Express(R)                                           5                               5
Fairfield Inn(R)                                                 5                               5
Harvey Hotel(R)                                                  4                               4
Independents                                                     2               1               3
Courtyard by Marriott(R)                                         2                               2
Four Points by Sheraton(R)                                       1                               1
Hilton Suites(R)                                   1                                             1
Homewood Suites(R)                                               1                               1
Westin(R)                                          1                                             1
                                                 ---           ---             ---             ---
   Total Hotels                                   86           100               2             188
                                                 ===           ===             ===             ===

         The Hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (20 hotels), Florida (18 hotels) and Georgia (15 hotels).

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. At June 30, 2000, DJONT had entered into management agreements pursuant to which 72 of the Hotels leased by it were managed by

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION -- (CONTINUED)

subsidiaries of Hilton Hotels Corporation ("Hilton"), 11 were managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and three were managed by two unrelated management companies.

         At June 30, 2000, Bristol, which became a subsidiary of Bass plc ("Bass") by virtue of the merger between Bristol and a subsidiary of Bass on March 31, 2000, leased and managed 100 Hotels and managed and operated one hotel, in which the Company owned a 50% interest, without a lease. Bass is one of the largest hotel operating companies in the world.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or shareholder's equity.

         The financial information for the three and six months ended June 30, 2000 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

2.       DEFERRED RENT

         Effective January 2000, Percentage Leases with regard to 68 of the Company's 188 hotels were changed to provide for the computation of rent on an annual, rather than quarterly basis. This should result in no change in annual Percentage Rent or cash flows. In accordance with Staff Accounting Bulletin No. 101 (SAB 101), this change requires that the Company defer Percentage Lease revenue until annual thresholds are exceeded. This deferred rent is expected to be fully earned and recognized as Percentage Lease Revenue by the end of 2000.

3.       ASSETS HELD FOR SALE

         The Company has identified 25 hotels that it considers non-strategic and has announced its intention to sell such hotels within the next year. Three of the hotels are leased by DJONT and the other 22 are leased and managed by Bristol. The Company expects gross sales proceeds from these hotels to be approximately $150 million and net proceeds to be approximately $136 million. In connection with the decision to sell these hotels, the Company has recorded, at June 30, 2000, a one-time reserve of $63 million representing the difference between the net book value of these hotels and the estimated net proceeds. The results of operations associated with the assets held for sale, included in the Company's results of operations, for the six months ended June 30, 2000, is $6.1 million. The hotels were depreciated through June 30, 2000.

4.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company owned 50% interests in separate entities owning 16 hotels at June 30, 2000, and 15 hotels at June 30, 1999, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that owns an annex to a hotel owned by the Company and holds a 50% interest in an entity that is developing condominiums for sale. The Company accounts for its investments in these unconsolidated entities under the equity method.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INVESTMENT IN UNCONSOLIDATED ENTITIES -- (CONTINUED)

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                               JUNE 30,
                                        ---------------------
                                          2000         1999
                                        --------     --------
Balance sheet information:
   Investment in hotels ...........     $339,795     $269,123
   Non-recourse mortgage debt .....     $265,874     $196,462
   Equity .........................     $ 88,096     $ 93,524

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                       ----------------------      ----------------------
                                                         2000          1999          2000          1999
                                                       --------      --------      --------      --------
STATEMENTS OF OPERATIONS INFORMATION:

Total revenues ...................................     $ 21,245      $ 17,137      $ 39,173      $ 31,297
Net income .......................................     $  8,715      $  6,358      $ 13,649      $ 10,078

Net income attributable to the Company ...........     $  4,304      $  3,127      $  6,719      $  4,908
Amortization of cost in excess of book value .....         (535)         (536)       (1,071)       (1,071)
                                                       --------      --------      --------      --------
Equity in income from unconsolidated entities ....     $  3,769      $  2,591      $  5,648      $  3,837
                                                       ========      ========      ========      ========

5.       DEBT

         Debt at June 30, 2000, and December 31, 1999, consisted of the following (in thousands):

                                                                                                     JUNE 30,      DECEMBER 31,
                                  COLLATERAL           INTEREST RATE             MATURITY DATE         2000           1999
                                  ----------           -------------             -------------     -----------     ------------
FLOATING RATE DEBT:

  Line of credit                      (a)              LIBOR + 163bp             June 2001         $   285,000     $   351,000
  Senior term loan                    (a)              LIBOR + 275bp             March 2004            249,000         250,000
  Mortgage debt                    3 hotels            LIBOR + 200bp             February 2003          62,239          62,553
  Other                        Uncollateralized     Up to LIBOR + 200bp          Various                11,032          32,282
                                                                                                   -----------     -----------
Total floating rate debt                                                                               607,271         695,835
                                                                                                   -----------     -----------

FIXED RATE DEBT:

  Line of credit - swapped            (a)               7.17 - 7.56%             June 2001             125,000         313,000
  Publicly-traded term notes          (a)                  7.38%                 October 2004          174,441         174,377
  Publicly-traded term notes          (a)                  7.63%                 October 2007          124,271         124,221
  Mortgage debt                    15 hotels               7.24%                 November 2007         141,367         142,542
  Senior term loan - swapped          (a)                  8.56%                 March 2004            125,000         125,000
  Mortgage debt                    7 hotels                7.54%                 April 2009             98,354          99,075
  Mortgage debt                    6 hotels                7.55%                 June 2009              73,946          74,483
  Mortgage debt                    7 hotels                8.73%                 May 2010              144,865
  Mortgage debt                    8 hotels                8.70%                 May 2010              185,762
  Other                            13 hotels           6.96% - 7.23%             2000 - 2005            82,466          85,421
                                                                                                   -----------     -----------
Total fixed rate debt                                                                                1,275,472       1,138,119
                                                                                                   -----------     -----------
         Total debt                                                                                $ 1,882,743     $ 1,833,954
                                                                                                   ===========     ===========


     (a) Collateralized by stock and partnership interests in certain subsidiaries of FelCor.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       DEBT -- (CONTINUED)

         Thirty-day LIBOR at June 30, 2000, was 6.649%.

         A portion of the Company's Line of Credit and Senior Term Loan is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit and Senior Term Loan to a fixed rate.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At June 30, 2000, the Company was not in default with respect to any such covenants.

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

         On April 26, 2000, the Company closed a 10-year, $145 million First Mortgage Term Loan, which is secured by seven Sheraton hotels and carries an 8.73% fixed interest rate. On May 2, 2000, the Company closed $186 million of 10-year, First Mortgage Term Loans which are secured by eight Embassy Suites hotels and carry an 8.70% fixed interest rate. The loans are non-recourse, mature in May 2010, and amortize over 25 years. The proceeds of these loans were used to reduce borrowings under the Company's $850 million Line of Credit.

6.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company is to receive rental income from the Lessees under the Percentage Leases which expire in 2003 (six hotels), 2004 (11 hotels), 2005 (18 hotels), 2006 (22 hotels), 2007 (27 hotels), 2008 (44 hotels), and thereafter (19 hotels). The rental income under the Percentage Leases between 15 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancelable operating leases at June 30, 2000, excluding the 25 hotels that have been designated as held for sale, is as follows (in thousands):

                                       LESSEES
                              -------------------------
                                DJONT          BRISTOL         TOTAL
                              ----------     ----------     ----------
YEAR

Remainder of 2000 .......     $   72,351     $   84,402     $  156,753
2001 ....................        148,009        168,805        316,814
2002 ....................        148,240        168,816        317,056
2003 ....................        137,190        166,123        303,313
2004 ....................        132,584        158,827        291,411
2005 and thereafter .....        447,848        620,570      1,068,418
                              ----------     ----------     ----------
                              $1,086,222     $1,367,543     $2,453,765
                              ==========     ==========     ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Minimum future rental income (i.e., base rents) payable to the Company under the noncancelable operating leases for the 25 hotels held for sale as of June 30, 2000 is as follows (in thousands):

                                     LESSEES
                              ---------------------
YEAR                           DJONT       BRISTOL       TOTAL
----                          --------     --------     --------
Remainder of 2000 .......     $  1,575     $  6,338     $  7,913
2001 ....................        3,150       12,676       15,826
2002 ....................        3,150       12,676       15,826
2003 ....................        3,150       12,578       15,728
2004 ....................        3,150       12,382       15,532
2005 and thereafter .....        4,696       34,255       38,951
                              --------     --------     --------
                              $ 18,871     $ 90,905     $109,776
                              ========     ========     ========

         Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No such loans were outstanding at June 30, 2000.

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

         Bristol serves as both the lessee and manager of 100 Hotels leased to it by the Company at June 30, 2000, and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

         Bristol has entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. A portion of this liquid net worth is being satisfied through a letter of credit for the benefit of the Company. This letter of credit is subject to periodic reductions upon satisfaction of certain conditions and, at June 30, 2000, totaled $9.1 million.

7.       SEGMENT INFORMATION

         The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at June 30, 2000, were DJONT and Bristol.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       SEGMENT INFORMATION -- (CONTINUED)

         The following tables present information for the reportable segments for the three and six months ended June 30, 2000 and 1999 for both DJONT and Bristol (in thousands):

                                                                                             CORPORATE
                                                                             SEGMENT       NOT ALLOCABLE    CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 2000                    DJONT     BRISTOL         TOTAL         TO SEGMENTS        TOTAL
--------------------------------                  --------    --------      ---------      -------------    ------------
Total revenues ..............................     $ 74,338    $ 62,717      $ 137,055        $     810       $ 137,865
Net income (loss) ...........................     $ 33,193    $(23,785)     $   9,408        $ (41,711)      $ (32,303)
Funds from operations .......................     $ 68,567    $ 57,197      $ 125,764        $ (44,879)      $  80,885
Weighted average units outstanding (1) ......                                                                   67,232

                                                                                             CORPORATE
                                                                             SEGMENT       NOT ALLOCABLE    CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 1999                    DJONT     BRISTOL         TOTAL         TO SEGMENTS        TOTAL
--------------------------------                  --------    --------      ---------      -------------    ------------
Total revenues ..............................     $  72,845   $  62,114     $ 134,959        $     228       $ 135,187
Net income (loss) ...........................     $  43,252   $  33,233     $  76,485        $ (34,144)      $  42,341
Funds from operations .......................     $  65,385   $  51,264     $ 116,649        $ (36,266)      $  80,383
Weighted average units outstanding (1) ......                                                                   76,029

                                                                                             CORPORATE
                                                                             SEGMENT       NOT ALLOCABLE    CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 2000                      DJONT     BRISTOL         TOTAL         TO SEGMENTS        TOTAL
------------------------------                    --------    --------      ---------      -------------    ------------
Total revenues ..............................     $ 142,746   $ 119,237     $ 261,983        $   2,687       $ 264,670
Net income (loss) ...........................     $  69,892   $  (1,059)    $  68,833        $ (81,205)      $ (12,372)
Funds from operations .......................     $ 132,459   $ 104,459     $ 236,918        $ (87,538)      $ 149,380
Weighted average units outstanding (1) ......                                                                   67,987

                                                                                             CORPORATE
                                                                             SEGMENT       NOT ALLOCABLE    CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 1999                      DJONT     BRISTOL         TOTAL         TO SEGMENTS        TOTAL
------------------------------                    --------    --------      ---------      -------------    ------------
Total revenues ..............................     $ 146,901   $ 114,752     $ 261,653        $     451       $ 262,104
Net income (loss) ...........................     $  87,200   $  57,795     $ 144,995        $ (64,587)      $  80,408
Funds from operations .......................     $ 131,827   $  92,348     $ 224,175        $ (69,943)      $ 154,232
Weighted average units outstanding (1) ......                                                                   76,008

----------
     (1) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       TREASURY STOCK REPURCHASE PROGRAM

         On January 4, 2000, FelCor announced that its Board of Directors had approved a stock repurchase program, authorizing FelCor to purchase up to an aggregate of $200 million of its outstanding common shares. During the six months ended June 30, 2000, FelCor had repurchased approximately 3.1 million shares of FelCor common stock for approximately $56.7 million. This has been recorded as a reduction to Partners' Capital as a result of the redemption of units held by FelCor to fund the repurchase.

9.       BASS STOCK CONTRIBUTION

         In connection with the efforts of Bass to acquire Bristol, a Bass subsidiary (Bass America, Inc.) contributed 4,713,185 outstanding FelCor common shares held by it to the Company in exchange for a like number of units on February 28, 2000. This exchange did not affect the Company's FFO or earnings per unit, although it resulted in reducing FelCor's percentage ownership in the Company from approximately 95% to approximately 88%.

10.      BUYBACK OF ASSUMED STOCK OPTIONS

         In the second quarter of 2000 the Company purchased options covering an aggregate of 349,443 shares of FelCor's Common Stock for approximately $1.9 million. The options were held by employees of Bristol Hotels & Resorts and were issued in substitution for stock options previously granted by Bristol Hotel Company that were outstanding at the time of its merger with FelCor in 1998. The options so purchased and retired had exercise prices ranging from $10.33 to $16.95 per share and the majority of these options were scheduled to vest in the third quarter of 2000.

11.      EARNINGS PER UNIT

         The following table sets forth the computation of basic and diluted earnings (loss) per unit for the three and six months ended June 30, 2000 and 1999 (in thousands, except per unit data):

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          JUNE                      JUNE
                                                                 ----------------------     ----------------------
                                                                   2000          1999         2000          1999
                                                                 --------      --------     --------      --------
Numerator:
   Net income (loss) applicable to unitholders .............     $(38,477)     $ 36,157     $(24,730)     $ 68,040
Denominator:
   Denominator for basic earnings per unit -
        weighted average units .............................       62,312        71,000       63,066        70,998
   Effect of diluted securities:
          Options ..........................................                        273                        271
          Restricted units .................................          231            65          231            65
                                                                 --------      --------     --------      --------
   Denominator for diluted earnings per unit - adjusted
          weighted average units and assumed conversions ...       62,543        71,338       63,297        71,334
                                                                 ========      ========     ========      ========
Earnings (loss) per unit data:
   Basic ...................................................     $  (0.62)     $   0.51     $  (0.39)     $   0.96
   Diluted .................................................     $  (0.62)     $   0.51     $  (0.39)     $   0.95

         The Series A Preferred Units and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings per unit.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      SUBSEQUENT EVENTS

         On July 14, the Company entered into a binding sale contract to sell its Embassy Suites hotel, Los Angeles International Airport-North, California (215 suites) for a gross price of approximately $24 million. The Company expects the sale will close by the end of August 2000, and FelCor will record a gain on sale of approximately $3 million, in the third quarter of 2000. This hotel is not included in the 25 hotels held for sale.

         On August 1, 2000, the Company renewed its Line of Credit. The Line of Credit was reduced from $850 million to $600 million and the maturity was extended from July 2001 to August 2003. The effective interest rate ranges from
87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating.

         On July 21, 2000, FelCor's Independent Directors approved the acquisition of 100% of DJONT effective January 1, 2001. The purchase price is approximately 417,000 units of the Company.

                            DJONT OPERATIONS, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                JUNE 30,     DECEMBER 31,
                                                                                 2000           1999
                                                                              ----------     ------------
                                                                              (UNAUDITED)
                                     ASSETS

Cash and cash equivalents ................................................     $  28,494      $  20,127
Accounts receivable, net .................................................        38,200         28,601
Inventories ..............................................................         4,319          4,260
Prepaid expenses .........................................................         1,193          1,444
Other assets .............................................................         4,737          5,791
Investment in real estate, net of accumulated depreciation of $771
   in 2000 and $530 in 1999 ..............................................        11,195         11,436
                                                                               ---------      ---------

          Total assets ...................................................     $  88,138      $  71,659
                                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable, trade ..................................................     $  21,356      $  12,742
Due to FelCor Lodging Trust Incorporated .................................        25,655         22,064
Accrued expenses and other liabilities ...................................        41,570         37,121
Minority interest ........................................................         4,867          5,113
Debt .....................................................................         7,728          7,761
                                                                               ---------      ---------

          Total liabilities ..............................................       101,176         84,801
                                                                               ---------      ---------

Commitments and contingencies (Note 3)

Shareholders' deficit:
Capital ..................................................................             1              1
Accumulated deficit ......................................................       (13,039)       (13,143)
                                                                               ---------      ---------

          Total shareholders' deficit ....................................       (13,038)       (13,142)
                                                                               ---------      ---------

          Total liabilities and shareholders' deficit ....................     $  88,138      $  71,659
                                                                               =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                               ------------------------      ------------------------
                                                 2000           1999           2000           1999
                                               ---------      ---------      ---------      ---------
Revenue:
     Room and suite revenue ..............     $ 186,395      $ 167,109      $ 364,687      $ 334,840
     Food and beverage revenue ...........        29,396         22,280         56,340         43,467
     Food and beverage rent ..............         1,390          1,349          2,714          2,614
     Other revenue .......................        12,467         14,618         24,921         28,630
                                               ---------      ---------      ---------      ---------

          Total revenues .................       229,648        205,356        448,662        409,551
                                               ---------      ---------      ---------      ---------

Expenses:
     Property operating costs ............        50,481         49,110         97,799         95,338
     General and administrative ..........        16,699         15,784         32,952         30,730
     Advertising and promotion ...........        17,532         13,823         33,626         27,730
     Repair and maintenance ..............        10,296          9,548         20,454         19,106
     Utilities ...........................         7,575          6,969         14,764         14,122
     Management and incentive fees .......         6,769          5,573         12,691         11,966
     Franchise fees ......................         5,414          4,929         10,603          9,847
     Food and beverage expenses ..........        21,550         16,600         41,868         32,125
     Percentage lease expenses ...........        90,828         83,714        178,177        169,558
     Lessee overhead expenses ............           269            301            426            567
     Liability insurance .................           812            589          1,608          1,154
     Interest expense ....................           248            156            310            372
     Depreciation ........................           121            289            241            289
     Minority interest in partnership ....          (216)           157           (247)           157
     Other ...............................         1,678          1,310          3,286          2,752
                                               ---------      ---------      ---------      ---------

          Total expenses .................       230,056        208,852        448,558        415,813
                                               ---------      ---------      ---------      ---------

Net income (loss) ........................     $    (408)     $  (3,496)     $     104      $  (6,262)
                                               =========      =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
                                                                              2000          1999
                                                                            --------      --------
Cash flows from operating activities:
     Net income (loss) ................................................     $    104      $ (6,262)
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
          Depreciation and amortization ...............................          241           289
          Minority interest in partnership income .....................         (247)          157
     Changes in assets and liabilities:
          Accounts receivable .........................................       (9,599)       (5,686)
          Inventories .................................................          (59)          224
          Prepaid expenses ............................................          251        (2,750)
          Other assets ................................................        1,054        (1,903)
          Due to FelCor Lodging Trust Incorporated ....................        3,591        17,989
          Accounts payable, accrued expenses and other liabilities ....       13,064         5,104
                                                                            --------      --------
               Net cash flow provided by operating activities .........        8,400         7,162
                                                                            --------      --------
Cash flows from financing activities:
     Repayment of borrowings ..........................................          (33)
                                                                            --------
          Net cash flow used in financing activities ..................          (33)
                                                                            --------

Net change in cash and cash equivalents ...............................        8,367         7,162
Cash and cash equivalents at beginning of periods .....................       20,127        28,538
                                                                            --------      --------
Cash and cash equivalents at end of periods ...........................     $ 28,494      $ 35,700
                                                                            ========      ========

                The accompany notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Thomas J. Corcoran, Jr., the President, Chief Executive Officer and a Director of FelCor Lodging Trust Incorporated ("FelCor") and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT Operations LLC, a Delaware limited liability company. The remaining 50% non-voting common equity interest is beneficially owned by the children of Charles N. Mathewson, a Director and major initial investor in FelCor.

         Eighty-six of the hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at June 30, 2000 (the "Hotels"), were leased to DJONT Operations LLC or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at June 30, 2000.

         At June 30, 2000, 60 of the Hotels were operated as Embassy Suites(R) hotels, 14 were operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, ten were operated as Sheraton(R) or Sheraton Suites(R) hotels, one was operated as a Westin(R) hotel and one was operated as a Hilton Suites(R) hotel. Seventy-two of the Hotels were managed by subsidiaries of Hilton Hotels Corporation ("Hilton"). Hilton is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 11 were managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and three were managed by two unrelated management companies.

2.       ASSETS HELD FOR SALE

         The Operating Partnership has identified three hotels leased by DJONT, which it considers non-strategic and has announced its intention to sell such hotels within the next year. The results of operations associated with the hotels held for sale, included in DJONT's results of operations for the six months ended June 30, 2000, was an operating loss of $245,000.

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2003 (4 hotels), 2004 (6 hotels), 2005 (13 hotels), 2006 (17 hotels),
2007 (23 hotels), 2008 (11 hotels), and thereafter (12 hotels). Minimum future rental payments are computed based on the base rent as defined under the noncancelable operating leases, excluding the three hotels that have been designated as held for sale, and are as follows (in thousands):

                          YEAR                                           AMOUNT
                          ----                                         ----------
Remainder of 2000.............................................         $   72,351
2001..........................................................            148,009
2002..........................................................            148,240
2003..........................................................            137,190
2004..........................................................            132,584
2005 and thereafter...........................................            447,848
                                                                       ----------
                                                                       $1,086,222
                                                                       ==========

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Minimum future rental payments (i.e., base rents) under the noncancelable operating leases for the three DJONT hotels held for sale are as follows (in thousands):

                          YEAR                                           AMOUNT
                          ----                                         ----------
Remainder of 2000..................................................    $    1,575
2001...............................................................         3,150
2002...............................................................         3,150
2003...............................................................         3,150
2004...............................................................         3,150
2005 and thereafter................................................         4,696
                                                                       ----------
                                                                       $   18,871
                                                                       ==========

         DJONT has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capital leases. All of the debt recorded in DJONT's balance sheet at June 30, 2000, is held in the 3% owned consolidated subsidiary and is not considered for this test. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

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

4.       SUBSEQUENT EVENTS

         On July 21, 2000, FelCor's Independent Directors approved the acquisition of 100% of DJONT effective January 1, 2001. The purchase price is approximately 417,000 units of the Operating Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

SECOND QUARTER ACTIVITIES:

         FINANCIAL PERFORMANCE (AS COMPARED TO SECOND QUARTER 1999):

               o Total revenues, after adding back deferred rent of $9.8 million, increased 9.2% to $147.6 million from $135.2 million

               o Total hotel portfolio, excluding hotels held for sale, (163 hotels) revenue per available room ("RevPAR") increased 9.9%

               o Comparable hotels, excluding hotels held for sale, (131 hotels) RevPAR increased 8.2%

               o Non-comparable hotels, excluding hotels held for sale, (32 hotels) RevPAR increased 18.8%

               o    Hotels held for sale (25 hotels) RevPAR decreased 2.1%

         OTHER HIGHLIGHTS:

               o The Company has agreed in principle to purchase DJONT Operations, LLC, one of its two Lessees, currently leasing 86 hotels, effective January 1, 2001, for approximately 417,000 units.

               o The Company has identified 25 non-strategic hotels to be sold, with estimated aggregate net sale proceeds of approximately $136 million. In connection with the decision to sell these hotels, the Company has recorded a one-time reserve of $63 million in the second quarter of 2000.

               o On July 14, the Company entered into a binding sale contract for its Embassy Suites(R) hotel-Los Angeles International Airport-North, California (215 suites) for a gross price of approximately $24 million ($112,000 per room). The Company expects that the sale will close by the end of August 2000, and will record a gain on sale of approximately $3 million in the third quarter of 2000.

               o The Company sold 31 acres of vacant excess land adjacent to its 179-room Whispering Woods Hotel, Conference Center and Golf Course in Olive Branch, Mississippi, for approximately $1 million.

               o Renovations were completed at three hotels during the quarter and 13 additional hotels were undergoing renovation at the end of the quarter.

               o Renovation expenditures on the Company's hotel portfolio totaled $8.3 million during the quarter and an additional $10.4 million was spent on maintenance capital expenditures. The Company expects to spend an additional $28 million in renovation expenditures and $33 million in maintenance capital expenditures during the remainder of 2000.

               o Construction was started on a 90 room addition at the Holiday Inn-French Quarter hotel located on Royal Street in New Orleans, Louisiana at an expected cost of $10 million.

         CAPITALIZATION:

               o During the second quarter 2000, FelCor repurchased a total of approximately 718,000 common shares for approximately $14.0 million. For the Year 2000 FelCor has repurchased 3.1 million common shares for approximately $56.7 million.

               o The Company declared second quarter distributions of $0.55 per unit on its Units, $0.4875 per unit on its $1.95 Series A Cumulative Convertible Preferred Units and $0.5625 per depositary unit evidencing its 9% Series B Cumulative Redeemable Preferred Units.

               o On August 1, 2000, the Company renewed, reduced in size, and extended for two years its Senior Revolving Credit Facility. The new $600 million Line of Credit matures in August 2003. The effective interest rate ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. The initial spread is 200 basis points.

RESULTS OF OPERATIONS

The Company

     Six Months Ended June 30, 2000 and 1999

         For the six months ended June 30, 2000 and 1999, the Company had revenues of $264.7 million and $262.1 million, respectively, consisting primarily of Percentage Lease revenues of $256.3 million and $256.9 million, respectively. The reason for the decline in Percentage Lease revenues is approximately $18.6 million of deferred rent recorded in 2000 but not in 1999.

         Effective January, 2000, Percentage Leases for 68 of the Company's 188 hotels were changed to provide for the computation of rent on an annual, rather than quarterly basis. This should result in no change in annual Percentage Rent or cash flows. However, this change requires the deferral of Percentage Lease revenue until annual thresholds are exceeded in accordance with Staff Accounting Bulletin No. 101 (SAB 101). The deferred rent is expected to be fully earned and recognized as Percentage Lease Revenue by the end of 2000. After adding back rent deferred under SAB 101, Percentage Lease revenues for the six months ended June 30, 2000, increased 7.0% to $274.9 million as compared to the six months ended June 30, 1999. The reason for this comparative increase is attributed to an overall increase in RevPAR of 7.7%. This change in hotel RevPAR is more fully discussed under "The Hotels" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Total expenses increased $97.3 million for the six months ended June 30, 2000, from $180.6 million to $277.9 million, compared to the same period in 1999. Since there was no deferred rent recorded in 1999, for comparison purposes deferred rent recorded in 2000 has been added back to total revenue for the computation of expenses as a percent of total revenue. Total expenses as a percentage of total revenue after adding back deferred rent, increased to 98.1% for the six months ended June 30, 2000, from 68.9% in the same period of 1999.

         Included in total expenses is a one-time reserve of $63.0 million related to the 25 non-strategic hotels the Company has identified as held for sale. This reserve represents the difference between the net book value of the hotels and the estimated net sale proceeds.

         Other major components of the increase in expenses, as a percentage of total revenue after adding back deferred rent, were interest expense and land lease expenses.

         Interest expense increased, as a percentage of total revenue, after adding back deferred rent, to 27.4% in the six months ended June 30, 2000, from 22.6% in the six months ended June 30, 1999. This increase in interest expense is attributed to the following:

          o increased debt, which was used to finance renovations and to fund $155 million stock repurchased in 1999 and 2000,

          o higher average interest rates for debt refinanced in 2000 to extend maturities and convert variable rates to fixed,

          o an increase in the LIBOR rate which affects the Company's variable rate debt and

          o reduction of interest capitalized on major renovations and construction from $3.2 million for the six months ended June 30, 1999 to approximately $497,000 in 2000.

         Land leases as a percent of total revenue, after adding back deferred rent, increased from 3.2% to 4.1% for the six months ended June 30, 1999 and 2000, respectively. The increase in land lease expense is primarily attributed to a reserve established in June 2000, for prior year disputed land lease expense and current year land lease expense for two hotels. The land lease rent for these hotels is computed as a percentage of hotel revenues and these two hotels had larger than average percentage increases in revenue for the period.

     Three Months Ended June 30, 2000 and 1999

         For the three months ended June 30, 2000 and 1999, the Company had revenues of $137.9 million and $135.2 million, respectively, consisting primarily of Percentage Lease revenues of $133.3 million and $131.9 million, respectively.

         After adding back rent deferred under SAB 101, Percentage Lease revenues for the three months ended June 30, 2000, increased 9.2% to $147.6 million as compared to the three months ended June 30, 1999. The reason for this comparative increase is attributed to an overall increase in RevPAR of 9.3%. This change in RevPAR is more fully discussed under "The Hotels" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Total expenses increased $79.3 million for the three months ended June 30, 2000, from $91.7 million to $171.0 million, compared to the same period in 1999. Since there was no deferred rent recorded in 1999, for comparison purposes deferred rent recorded in 2000 has been added back to total revenue for the computation of expenses as a percent of total revenue. Total expenses as a percentage of total revenue after adding back deferred rent, increased to 115.9% for the six months ended June 30, 2000, from 67.9% in the same period of 1999.

         Included in the second quarter total expenses is a one-time reserve of $63.0 million related to the 25 non-strategic hotels the Company has identified as held for sale. This reserve represents the difference between the net book value of the hotels and the estimated net sale proceeds.

         Other major components of the increase in expenses, as a percentage of total revenue after adding back deferred rent, were interest expense and land lease expenses.

         Interest expense increased, as a percentage of total revenue after adding back deferred rent, from 22.7% to 26.9% for the quarter over the prior year period. The Company's total borrowings increased by approximately $170 million since June 30, 1999, primarily to fund its stock repurchase program and its renovation, redevelopment and rebranding program. In addition, the average interest rate on the Company's floating rate debt increased approximately 130 basis points since the second quarter 1999, as a result of corresponding increases in short term interest rates.

         Land leases as a percent of total revenue, after adding back deferred rent, increased from 3.3% to 4.2% for the quarters ended June 30, 1999 and 2000, respectively. The increase in land lease expense is primarily attributed to a reserve established in June 2000, for prior year disputed land lease expense and current year land lease expense for two hotels. The land lease rent for these hotels is computed as a percentage of hotel revenues and these two hotels had larger than average percentage increases in revenue for the period.

Funds From Operations and EBITDA

         The Company considers Funds From Operations ("FFO") and earnings before interest, taxes, depreciation and amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT, except that the Company adds back rent deferred under SAB 101 to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than the Company or that do not adjust FFO for rent deferred under SAB 101. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor does it necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details the computation of FFO (in thousands):

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                              ------------------------      ------------------------
                                                                 2000           1999           2000           1999
                                                              ---------      ---------      ---------      ---------
FFO:
   Net income (loss) ....................................     $ (32,303)     $  42,341      $ (12,372)     $  80,408
      Deferred rent .....................................         9,750                        18,604
      Reserve for assets held for sale ..................        63,000                        63,000
      Series B preferred distributions ..................        (3,234)        (3,234)        (6,468)        (6,468)
      Extraordinary charge from write off of deferred
           financing fees ...............................                        1,113                         1,113
      Depreciation ......................................        41,080         37,737         81,480         74,162
      Depreciation for unconsolidated entities ..........         2,592          2,426          5,136          5,017
                                                              ---------      ---------      ---------      ---------
   FFO ..................................................     $  80,885      $  80,383      $ 149,380      $ 154,232
                                                              =========      =========      =========      =========

   Weighted average units outstanding (1) ...............        67,232         76,029         67,987         76,008
                                                              =========      =========      =========      =========

----------
     (1) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

         The following table details the computation of EBITDA (in thousands):

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                              ---------------------     ---------------------
                                                                2000         1999         2000         1999
                                                              --------     --------     --------     --------
EBITDA:
Funds from Operations ...................................     $ 80,885     $ 80,383     $149,380     $154,232
      Interest expense ..................................       39,740       30,750       77,644       59,172
      Interest expense of unconsolidated subsidiaries ...        2,157        1,734        4,787        3,343
      Amortization of unearned compensation .............          312          185          474          375
      Series B preferred distributions ..................        3,234        3,234        6,468        6,468
                                                              --------     --------     --------     --------
EBITDA ..................................................     $126,328     $116,286     $238,753     $253,590
                                                              ========     ========     ========     ========

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

         The following table sets forth historical Occupancy, ADR and RevPAR and the percentage changes therein between the periods presented for the Hotels in which the Company had an ownership interest at June 30, 2000. This information is presented regardless of the date of acquisition.

                                                                  SECOND QUARTER 2000                    YEAR TO DATE 2000
                                                          ---------------------------------       ---------------------------------
                                                          OCCUPANCY      ADR        REVPAR        OCCUPANCY      ADR        REVPAR
                                                          ---------    -------      -------       ---------    -------      -------
DJONT Comparable Hotels                                     77.7%      $123.92      $ 96.31         75.4%      $126.27      $ 95.07
Bristol Comparable Hotels                                   75.1%      $ 92.12      $ 69.23         72.3%      $ 91.48      $ 66.14
    Total Comparable Hotels (A)                             76.5%      $108.87      $ 83.26         73.8%      $109.00      $ 80.49
Non-comparable Hotels (B)                                   74.3%      $ 99.58      $ 73.97         71.6%      $101.04      $ 72.32
        Total Hotels excluding hotels held for sale         76.0%      $107.03      $ 81.37         73.2%      $106.92      $ 78.30
Hotels held for sale (C)                                    60.8%      $ 70.42      $ 42.84         60.1%      $ 72.02      $ 43.28
              Total Hotels                                  74.8%      $104.57      $ 78.19         72.1%      $104.52      $ 75.41


                                                                  SECOND QUARTER 1999                      YEAR TO DATE 1999
                                                          ---------------------------------       ---------------------------------
                                                          OCCUPANCY      ADR        REVPAR        OCCUPANCY      ADR        REVPAR
                                                          ---------    -------      -------       ---------    -------      -------
DJONT Comparable Hotels                                     74.3%      $119.27      $88.66          73.2%      $123.07      $90.04
Bristol Comparable Hotels                                   71.8%      $ 89.70      $64.41          70.0%      $ 89.81      $62.84
    Total Comparable Hotels                                 73.1%      $105.28      $76.98          71.5%      $106.68      $76.33
Non-comparable Hotels                                       64.2%      $ 96.98      $62.28          62.1%      $ 99.18      $61.54
        Total Hotels excluding hotels held for sale         71.3%      $103.78      $74.02          69.0%      $104.88      $72.39
Hotels held for sale                                        63.0%      $ 69.47      $43.74          60.5%      $ 72.38      $43.76
              Total Hotels                                  70.6%      $101.25      $71.51          68.3%      $102.50      $70.02

                                                              CHANGE FROM PRIOR PERIOD                CHANGE FROM PRIOR PERIOD
                                                           2ND QTR. 2000 VS. 2ND QTR. 1999           2000 VS. 1999 YEAR TO DATE
                                                          ---------------------------------       ---------------------------------
                                                          OCCUPANCY      ADR        REVPAR        OCCUPANCY      ADR        REVPAR
                                                          ---------    -------      -------       ---------    -------      -------
DJONT Comparable Hotels                                    3.4 pts      3.9%         8.6%          2.2 pts      2.4%         5.6%
Bristol Comparable Hotels                                  3.3 pts      2.7%         7.5%          2.3 pts      1.9%         5.3%
     Total Comparable Hotels                               3.4 pts      3.4%         8.2%          2.3 pts      2.2%         5.5%
Non-comparable Hotels                                     10.1 pts      2.7%        18.8%          9.5 pts      1.9%        17.5%
         Total Hotels excluding hotels held for sale       4.7 pts      3.1%         9.9%          4.2 pts      1.9%         8.2%
Hotels held for sale                                      (2.2)pts      1.4%        (2.1)%        (0.4)pts     (0.5)%       (1.1)%
                  Total Hotels                             4.2 pts      3.3%         9.3%          3.8 pts      2.0%         7.7%

----------
     (A) DJONT Comparable Hotels include 73 and 65 hotels and Bristol Comparable Hotels include 58 and 56 hotels in the second quarter and year-to-date which were not undergoing renovation, redevelopment, or rebranding in either the 2000 or 1999 periods reported, and exclude hotels held for sale.

     (B) Non-comparable Hotels include 32 and 42 hotels in the second quarter and year-to-date undergoing redevelopment in either the 2000 or 1999 periods reported, and exclude hotels held for sale.

     (C) Hotels held for sale includes three DJONT leased hotels and 22 Bristol leased hotels, consisting of two Courtyard by Marriott hotels, five Fairfield Inn hotels, six Hampton Inn hotels, eight Holiday-branded hotels, three Doubletree Guest Suites hotels, and one Four Points by Sheraton.

Comparison of The Hotels' Operating Statistics for the Three and Six Months Ended June 30, 2000 and 1999

         For the six months ended June 30, 2000, the Company's Comparable Hotels' RevPAR, excluding hotels held for sale, increased compared to the same period in 1999, by 5.5%. For the same period the Comparable Hotels' ADR and Occupancy increased 2.2% and 2.3 percentage points, respectively. A large portion of the increase in year-to-date 2000 RevPAR came from the second quarter 2000 hotel performance. For the quarter, the Company's Comparable Hotels' RevPAR, excluding hotels held for sale, increased 8.2%. The ADR and Occupancy for these hotels increased 3.4% and 3.4 percentage points, respectively. The total hotel portfolio RevPAR, excluding hotels held for sale, increased 9.9%. This represents the fourth consecutive quarter that the Company's hotels reported increases in both ADR and Occupancy.

         The DJONT Comparable Hotels are predominately Embassy Suites, Doubletree and Doubletree Guest Suites, and Sheraton hotels. The Bristol Comparable Hotels are predominately Holiday Inn and Crowne Plaza hotels. The following table shows the Comparable Hotel RevPAR changes (excluding hotels held for sale) for the second quarter 2000, compared to 1999:

                                              REVPAR  PERCENTAGE OF TOTAL
                                              ------  -------------------
                                              CHANGE     ROOM REVENUE
                                              ------  --------------------

Embassy Suites  (54 hotels)                   9.6%          46.0%
Holiday -branded (34 hotels)                  9.4%          24.4%
Crowne Plaza (14 hotels)                      9.0%          11.7%
Doubletree -branded (9 hotels)                6.2%           5.1%
Sheraton (7 hotels)                           5.4%           6.9%
Other (13 hotels)                            (3.2)%          5.9%
                                              ---          -----
                                              8.2%         100.0%
                                              ===          =====

         The Company attributes much of the improvement in RevPAR to the renovation, rebranding and repositioning program in which the Company has spent approximately $465 million in 1998, 1999 and the first six months of 2000. The Company's Hotels outperformed most other hotels in their respective markets during the second quarter and the Company expects this strong performance to continue.

         The Company's Embassy Suites hotels experienced their third consecutive quarterly increase in occupancy with 54 Comparable Embassy Suites hotels achieving a 9.6% RevPAR improvement for the quarter compared to prior year. These hotels, which constitute nearly 46% of Comparable Hotel room revenues, increased ADR by 5.0% and Occupancy by 3.3 percentage points over the same three month period in 1999. The Company's Comparable Doubletree hotels had a 6.2% RevPAR gain for the quarter. The Company believes, in addition to the renovation program, the recent Hilton/Promus merger and the addition of the Hilton HHonors(R) program has had a positive impact on its Embassy Suite and Doubletree portfolios.

         Bass completed its merger with Bristol Hotels & Resorts at the end of the first quarter of 2000. The Company expects the integration of the Bristol management team with Bass will continue to be beneficial to the development and strengthening of the Crowne Plaza and Holiday brands.

         The Company's 14 Comparable Crowne Plaza hotels (all of which were renovated and rebranded from Holiday Inn and Harvey hotels), reported increased RevPAR of 9% for the second quarter for 2000 compared to the same period in 1999. This increase resulted from an increase of 7.0 percentage points in occupancy, which brought the average occupancy for these hotels up to 75.1% for the quarter. In addition to the recent renovations, the Company attributes a portion of this improvement to the change in marketing for the brand, which now supports the marketing of Crowne Plaza with the Inter-Continental(R) brand.

         The Company's Holiday Inn and Holiday Inn Select hotels continue to outperform their competition. The Company's Holiday-branded hotels increased RevPAR for the quarter by 9.4%. The second quarter increase in RevPAR resulted from a 3.3 percentage point increase in Occupancy and a 4.6% increase in ADR. The Company's 20 Comparable Holiday-branded hotels with greater than 250 rooms (representing nearly 81% of the Company's Holiday-branded revenue) reported an increase in RevPAR of 8.8% for the quarter, which came from Occupancy and ADR increases of 4.0 percentage points and 3.2%, respectively.

         Nearly 58.3% of the Company's Comparable Hotel room revenues in the quarter were derived from four states: Texas, California, Florida and Georgia. Changes in Comparable Hotel RevPAR during the quarter for these states, excluding hotels held for sale, compared to the same period in 1999, are illustrated in the following table:



                                    REVPAR        PERCENTAGE OF TOTAL
                                    CHANGE           ROOM REVENUE
                                    ------        -------------------

Texas (31 hotels)                    5.2%                19.2%
California (17 hotels)              17.1%                21.7%
Florida (12 hotels)                  7.5%                10.4%
Georgia (10 hotels)                  0.8%                 7.0%

         The Comparable Hotels in Texas, which account for approximately 19.2% of FelCor's Comparable Hotel total room revenue, experienced the second consecutive quarter with positive RevPAR growth compared to prior year. The growth in supply from new hotels in most major markets in Texas appears to have slowed and management believes that their recently renovated hotels will continue to effectively compete in their market segments. The Company's 17 hotels located in Dallas, which had been adversely affected by new competition in recent quarters, had RevPAR increases of 5.5% for the quarter and 3.7% year-to-date.

         The Company's Non-comparable Hotels (32 hotels) reported an increase in RevPAR of 18.8% for the quarter and the 42 Non-comparable Hotels had a RevPAR increase of 17.5% year-to-date. These hotels were profoundly affected by the Allerton Crowne Plaza (increased RevPAR by 236% for the second quarter), which was closed for renovation in the third quarter 1998 and partially reopened in the second quarter of 1999. The Non-comparable Hotels, excluding the Allerton, reported increased RevPAR of 11.6%.

DJONT

         The Six Months Ended June 30, 2000 and 1999

         Total revenues increased to $448.7 million in the first six months of 2000, from $409.6 million in the first six months of 1999, an increase of 9.5% Total revenues consisted primarily of room and suite revenue of $364.7 million and $334.8 million in the first six months of 2000 and 1999, respectively.

         The increase in room and suite revenue resulted from a 2.7 percentage point increase in Occupancy combined with a 2.3% increase in ADR and the addition of one hotel to the DJONT portfolio in January of 2000, which contributed $14.4 million in room and suite revenue.

         DJONT's total expenses decreased as a percentage of total revenues from 101.5% in the six months ended June 30, 1999, to 100.0% in the six months ended June 30, 2000. This is largely due to reductions of Percent Rent as a percentage of total revenue from 41.4% to 39.7%.

         Net income for DJONT for the six months ended June 30, 2000, was $104,000 compared to a loss of $6.3 million in the same period in 1999.

         The Three Months Ended June 30, 2000 and 1999

         Total revenues increased to $229.6 million in the second quarter of 2000 from $205.4 million in the second quarter of 1999, an increase of 11.8%. Total revenues consisted primarily of room and suite revenue of $186.4 million and $167.1 million in the second quarter of 2000 and 1999, respectively.

         The increase in total revenues is primarily a result of a 3.9 percentage point increase in occupancy coupled with a 3.7% increase in ADR. The addition of one hotel to the DJONT portfolio in January 2000 contributed $8 million to second quarter revenues.

         DJONT's total expenses decreased as a percentage of total revenues from 102% for the three months ended June 30, 1999, to 100% for the three months ended June 30, 2000.

         Net loss for DJONT for the quarter ending June 30, 2000, was $408,000 compared to a loss of $3.5 million in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to unitholders and repayments of indebtedness, is its share of the cash flow from the Percentage Leases. For the six months ended June 30, 2000, net cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $138.7 million and Funds From Operations was $149.4 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         DJONT recorded net income of $104,000 for the six months ended June 30, 2000, but had a cumulative shareholders' deficit of $13.0 million, largely as a result of losses in prior years. Consistent with the operating results for the six months ended June 30, 2000, management anticipates revenue growth at the DJONT hotels during 2000, but DJONT may record a small operating loss for the year 2000.

         On July 21, 2000, FelCor's Independent Directors approved the acquisition of 100% of DJONT Operations, LLC and its subsidiaries effective January 1, 2001 (the effective date for the recently passed REIT Modernization
Act). The purchase price is approximately 417,000 units. The benefits to the Company from the purchase of DJONT include: (i) a more direct relationship with the hotel and brand managers, (ii) elimination of potential conflicts of interest and (iii) consolidated hotel level financial reporting.

         Bristol had entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. At June 30, 2000, a portion of this liquid net worth was being satisfied through a letter of credit for the benefit of the Company, in the amount of $9.1 million. On July 27, 2000, the letter of credit was replaced with an absolute and unconditional guarantee not to exceed $20 million, by a wholly owned subsidiary of Bass.

         The Company currently expects to acquire the Bristol Percentage Leases from Bass by January 1, 2001, but at this date has not entered into any agreements to acquire the Bristol Lessees or their leasehold interests.

         The Company has identified 25 non-strategic hotels which it intends to sell. The Company expects gross sales proceeds from these hotels to be approximately $150 million and net proceeds to be approximately $136 million (after deducting estimated transaction costs). The Company anticipates that the sale of these hotels will result in a book loss of approximately $63 million. Accordingly, FelCor's Board of Directors approved the establishment of a $63 million reserve for hotels held for sale, to reflect the lower of cost or market for these hotels.

         In January 2000 FelCor's Board of Directors authorized the repurchase of up to $200 million of its outstanding common shares. The stock repurchases may, at the discretion of FelCor's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. FelCor expects to fund the repurchase of stock through redemption of the Company's units, existing credit facilities, and proceeds from the sale of assets. From January 2000 through June 30, 2000, FelCor repurchased approximately 3.1 million shares of its outstanding common stock on the open market for approximately $56.7 million and the Company has redeemed a like number of units.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments and asset sales are insufficient for such purposes.

         The Line of Credit and the Senior Term Loan contain various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At June 30, 2000, the Company was not in default with respect to any such covenants.

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

         At June 30, 2000, the Company had $50.8 million of cash and cash equivalents and had utilized $410 million of the $850 million available under the Line of Credit. Certain significant credit and debt statistics at June 30, 2000, are as follows:

          o    Interest coverage ratio of 2.9x

          o    Borrowing capacity of $440 million under the Line of Credit

          o    Consolidated debt equal to 41% of investment in hotels, at cost

          o    Fixed interest rate debt equal to 68% of total debt

          o Weighted average maturity of fixed interest rate debt of approximately six years

          o    Mortgage debt to total assets of 19%

          o    Debt of approximately $17 million maturing for the remainder of
               2000

         On August 1, 2000, the Company renewed, reduced in size, and extended for two years its Senior Revolving Credit Facility. The new $600 million Line of Credit matures in August 2003. The effective interest rate ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. The initial spread is 200 basis points.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit and

Senior Term Loan without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at June 30, 2000, are summarized in the following table:

                                                          EFFECTIVE
                                                          SWAP RATE
                                                           RECEIVED
                         SWAP RATE        EFFECTIVE     (VARIABLE) AT         SWAP
  NOTIONAL AMOUNT       PAID (FIXED)     FIXED RATE        6/30/00          MATURITY
  ---------------       ------------     ----------     -------------      ---------
   $  25 million          5.5575%          7.1825%         8.2663%          July 2001
   $  25 million          5.5480%          7.1730%         8.2663%          July 2001
   $  75 million          5.5550%          7.1800%         8.2663%          July 2001
   $ 100 million          5.7955%          8.5455%         9.3913%          July 2003
   $  25 million          5.8260%          8.5760%         9.3913%          July 2003
   -------------
   $ 250 million
   =============

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

         The Company spent approximately $8.3 million during the quarter on upgrading and renovating its Hotels during the three months ended June 30, 2000 and a total of $22.9 million for the year 2000. It had completed renovations at three hotels during the quarter and had 13 additional hotels undergoing renovation at the end of the quarter. Room nights out-of-service, due to renovation, were less than 1% during the quarter. The Company currently plans to spend an additional $30 million on hotel renovations during the remainder of 2000 and expects an insignificant number of room nights to be lost as a result of such renovations.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid. The Company had entered into interest rate swap contracts relating to debt of $250 million at June 30, 2000.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at June 30, 2000, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2000. The Fair Value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at June 30, 2000 at then current market interest rates. The Fair Value of the Company's variable to fixed interest rate swaps indicates the estimated amount that would have been received by the Company had they been sold at June 30, 2000.

(in thousands, except rates)

                                                         EXPECTED MATURITY DATE
                             -------------------------------------------------------------------------------
                             REMAINDER
                                 OF
                                2000        2001       2002         2003       2004       2005     THEREAFTER    TOTAL    FAIR VALUE
                               -------    --------    -------     --------   ---------   -------   ----------  ---------  ----------
LIABILITIES
Debt:
   Fixed rate                  $ 6,656    $ 23,721    $13,040     $ 34,905   $ 188,669   $43,090    $715,391   $1,025,472   $913,929
      Average interest rate       8.01%       9.38%      8.19%        8.09%       7.44%     8.67%       8.05%
   Variable rate               $10,712    $411,711    $ 1,785     $ 61,413   $ 371,000              $    650    $ 857,271   $857,271
      Average interest rate       8.29%       8.84%      9.92%        9.57%      10.31%                 9.63%

INTEREST RATE DERIVATIVES
Interest rate swaps:

   Variable to fixed                      $125,000                $125,000                                      $ 250,000   $  6,207
      Average pay rate                        5.55%                   5.80%
      Average receive rate                    7.21%                   7.56%

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2000.

                          PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         For information relating to certain other transactions by the Company through June 30, 2000, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             Exhibit
             Number                       Description
             ------                       -----------

             10.24 Form Deed of Trust and Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in
                      Exhibit 10.24.2 (filed as Exhibit 10.24 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

             10.24.1 Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as
                      Exhibit 10.24.1 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

             10.24.2 Form of fourteen separate Promissory Notes each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O'Hare Airport, Illinois), $12,500,000 (Chicago O'Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont), and, $10,500,000
                      (South Burlington, Vermont) (filed as Exhibit 10.24.2 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

             10.25 Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.25.1 (filed as
                      Exhibit 10.25 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

             10.25.1 Form of eight separate Promissory Notes each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando
                      South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey), and $26,268,000
                      (South San Francisco, California) (filed as Exhibit
                      10.25.1 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

             27       Financial Data Schedule.

         (b) Reports on Form 8-K:

               Registrant did not file any reports on Form 8-K during the second quarter of 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

                                       FELCOR LODGING LIMITED PARTNERSHIP
                                       a Delaware Limited Partnership

                                       By: FelCor Lodging Trust Incorporated
                                           Its General Partner

                                       By: /s/ Lester C. Johnson
                                          --------------------------------------
                                          Lester C. Johnson
                                          Vice President and Controller
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10.24     Form Deed of Trust and Security Agreement and Fixture Filing with
          Assignment of Leases and Rents, each dated as of April 20, 2000, from
          FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts
          Mutual Life Insurance Company and Teachers Insurance and Annuity
          Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit
          10.24.2 (filed as Exhibit 10.24 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.24.1   Form of Accommodation Cross-Collateralization Mortgage and Security
          Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7
          Holdings, L.P., in favor of Massachusetts Mutual Life Insurance
          Company and Teachers Insurance and Annuity Association of America
          (filed as Exhibit 10.24.1 to FelCor's Form 10-Q for the quarter ended
          June 30, 2000, and incorporated herein by reference).

10.24.2 Form of fourteen separate Promissory Notes each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers
          Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix
          (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona),
          $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000
          (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria,
          Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago
          O'Hare Airport, Illinois), $12,500,000 (Chicago O'Hare Airport,
          Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington,
          Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia),
          $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000
          (South Burlington, Vermont), and, $10,500,000 (South Burlington,
          Vermont) (filed as Exhibit 10.24.2 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.25     Form Deed of Trust and Security Agreement, each dated as of May 2,
          2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB
          Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C.,
          FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P.,
          FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel,
          L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
          Exhibit 10.25.1 (filed as Exhibit 10.25 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.25.1 Form of eight separate Promissory Notes each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel,
          L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus
          Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New
          Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and
          FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston
          Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield,
          Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando
          South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000
          (Piscataway, New Jersey), and $26,268,000 (South San Francisco,
          California) (filed as Exhibit 10.25.1 to FelCor's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

27        Financial Data Schedule.