Form 10-Q
period 2000-09-30
FELCOR LODGING L P
filed 2000-11-14
CIK 1048789

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----

                                              PART I. -- FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS...............................................................................     3
             FELCOR LODGING LIMITED PARTNERSHIP
                CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2000 (UNAUDITED)
                     AND DECEMBER 31, 1999......................................................................     3
                CONSOLIDATED STATEMENTS OF OPERATIONS -- FOR THE THREE AND NINE MONTHS
                     ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)..............................................     4
                CONSOLIDATED STATEMENTS OF CASH FLOWS -- FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)..............................................     5
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................     6
             DJONT OPERATIONS, L.L.C.
                CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2000 (UNAUDITED)
                     AND DECEMBER 31, 1999......................................................................    14
                CONSOLIDATED STATEMENTS OF OPERATIONS -- FOR THE THREE AND NINE MONTHS
                     ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)..............................................    15
                CONSOLIDATED STATEMENTS OF CASH FLOWS -- FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)..............................................    16
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................    17
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............    19
                GENERAL/THIRD QUARTER ACTIVITIES................................................................    19
                RESULTS OF OPERATIONS...........................................................................    20
                LIQUIDITY AND CAPITAL RESOURCES.................................................................    27
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................    32

                                                PART II. -- OTHER INFORMATION

ITEM 5.      OTHER INFORMATION..................................................................................    33
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...................................................................    33

SIGNATURE.......................................................................................................    34

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                            2000             1999
                                                                                        -------------     ------------
                                                                                         (UNAUDITED)

                                                        ASSETS

Investment in hotels, net of accumulated depreciation of $434,386
   at September 30, 2000 and $330,555 at December 31, 1999 .......................       $3,759,672       $4,035,344
Investment in unconsolidated entities ............................................          130,877          136,718
Assets held for sale .............................................................          137,198
Cash and cash equivalents ........................................................           46,005           36,123
Due from Lessees .................................................................           34,447           18,394
Note receivable from unconsolidated entity .......................................            7,712            7,760
Deferred expenses, net of accumulated amortization of $5,951
   at September 30, 2000 and $4,491 at December 31, 1999 .........................           23,683           15,473
Other assets .....................................................................            9,294            5,939
                                                                                         ----------       ----------
           Total assets ..........................................................       $4,148,888       $4,255,751
                                                                                         ==========       ==========

                                          LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $6,672 at September 30, 2000
   and $1,401 at December 31, 1999 ...............................................       $1,853,491       $1,833,954
Distributions payable ............................................................           34,911           39,657
Accrued expenses and other liabilities ...........................................           91,348           65,480
Deferred rent ....................................................................           22,268
Minority interest in other partnerships ..........................................           50,659           51,671
                                                                                         ----------       ----------
           Total liabilities .....................................................        2,052,677        1,990,762
                                                                                         ----------       ----------

Commitments and contingencies (Notes 5 and 6)

Redeemable units at redemption value .............................................          175,689           52,338
Preferred units:
   Series A Cumulative Preferred Units, 5,981 and 6,050 units issued and
      outstanding at September 30, 2000 and December 31, 1999, respectively ......          149,515          151,250
   Series B Redeemable Preferred Units 58 units issued and outstanding ...........          143,750          143,750
Partners' capital ................................................................        1,627,257        1,917,651
                                                                                         ----------       ----------
           Total liabilities and partners' capital ...............................       $4,148,888       $4,255,751
                                                                                         ==========       ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS FOR
           THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)


                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                --------------------------        --------------------------
                                                                  2000             1999             2000             1999
                                                                ---------        ---------        ---------        ---------

Revenues:
  Percentage lease revenue ..............................       $ 132,240        $ 120,598        $ 388,575        $ 377,480
  Equity in income from unconsolidated entities .........           7,162            2,353           12,810            6,190
  Other revenue .........................................           1,074            1,131            3,761            2,516
                                                                ---------        ---------        ---------        ---------
           Total revenues ...............................         140,476          124,082          405,146          386,186
                                                                ---------        ---------        ---------        ---------

Expenses:
  Depreciation ..........................................          39,535           38,627          121,015          112,789
  Reserve for assets held for sale ......................                                            63,000
  Interest expense ......................................          40,168           31,520          117,812           90,692
  Taxes, insurance, and other ...........................          18,698           14,519           54,575           46,891
  Land leases ...........................................           5,217            5,010           16,928           13,495
  General and administrative ............................           2,778            2,943            8,890            7,696
  Minority interest in other partnerships ...............             607              348            2,700            1,987
                                                                ---------        ---------        ---------        ---------
           Total expenses ...............................         107,003           92,967          384,920          273,550
                                                                ---------        ---------        ---------        ---------

Net income before nonrecurring items ....................          33,473           31,115           20,226          112,636
     Gain on sale of assets .............................           3,378                             4,253
     Extraordinary charge from write off of deferred
        financing fees ..................................          (3,865)                           (3,865)          (1,113)
                                                                ---------        ---------        ---------        ---------
Net income ..............................................          32,986           31,115           20,614          111,523
     Preferred distributions ............................           6,155            6,184           18,513           18,551
                                                                ---------        ---------        ---------        ---------

Net income applicable to unitholders ....................       $  26,831        $  24,931        $   2,101        $  92,972
                                                                =========        =========        =========        =========

Per unit data:
Basic:
  Net income applicable to unitholders ..................       $    0.43        $    0.35        $    0.03        $    1.31
                                                                =========        =========        =========        =========
  Weighted average units outstanding ....................          61,933           71,001           62,685           70,988

Diluted:
  Net income applicable to unitholders ..................       $    0.43        $    0.35        $    0.03        $    1.30
                                                                =========        =========        =========        =========
  Weighted average units outstanding ....................          62,176           71,208           62,916           71,238

        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)


                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                --------------------------
                                                                                                  2000              1999
                                                                                                ---------        ---------

Cash flows from operating activities:
          Net income ....................................................................       $  20,614        $ 111,523
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation ........................................................         121,015          112,789
                    Gain on sale of assets ..............................................          (4,253)
                    Reserve for assets held for sale ....................................          63,000
                    Amortization of deferred financing fees .............................           3,434            2,035
                    Accretion of debt ...................................................            (640)            (725)
                    Amortization of unearned officers' and directors' compensation ......           1,043              526
                    Equity in income from unconsolidated entities .......................         (12,810)          (6,190)
                    Extraordinary charge for write off of deferred financing fees .......           3,865            1,113
                    Minority interest in other partnerships .............................           2,700            1,987
              Changes in assets and liabilities:
                    Due from Lessees ....................................................         (16,053)            (682)
                    Deferred expenses ...................................................         (15,508)          (6,211)
                    Other assets ........................................................          (2,780)          (1,755)
                    Deferred rent .......................................................          22,268
                    Accrued expenses and other liabilities ..............................          23,555           24,006
                                                                                                ---------        ---------
                              Net cash flow provided by operating activities ............         209,450          238,416
                                                                                                ---------        ---------

Cash flows used in investing activities:
          Improvements and additions to hotels ..........................................         (65,861)        (192,847)
          Acquisition of hotel assets ...................................................                          (10,802)
          Proceeds from sale of assets ..................................................          24,915           15,091
          Cash distributions from unconsolidated entities ...............................          21,047           17,187
                                                                                                ---------        ---------
                              Net cash flow used in investing activities ................         (19,899)        (171,371)
                                                                                                ---------        ---------

Cash flows from financing activities:
          Proceeds from borrowings ......................................................         937,424          782,000
          Repayment of borrowings .......................................................        (917,437)        (674,200)
          Redemption of units ...........................................................         (71,721)
          Distributions paid to minority interest .......................................          (4,474)
          Distributions paid to preferred unitholders ...................................         (18,542)         (19,804)
          Distributions paid to unitholders .............................................        (104,919)        (141,706)
                                                                                                ---------        ---------
                              Net cash flow used in financing activities ................        (179,669)         (53,710)
                                                                                                ---------        ---------

Net change in cash and cash equivalents .................................................           9,882           13,335
Cash and cash equivalents at beginning of periods .......................................          36,123           34,692
                                                                                                ---------        ---------
Cash and cash equivalents at end of periods .............................................       $  46,005        $  48,027
                                                                                                =========        =========

Supplemental cash flow information--
          Interest paid .................................................................       $ 107,929        $  85,606
                                                                                                =========        =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     FelCor Lodging Limited Partnership and its subsidiaries (the "Company") at September 30, 2000, owned interests in 187 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), one of the nation's largest hotel real estate investment trusts ("REIT"). At September 30, 2000 FelCor owned a greater than 88% equity interest in the Company. The Company owns 100% of the interest in 162 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels.

     The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world.

     At September 30, 2000, the Company leased 85 of the Hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT"), and leased 100 of the Hotels to Bristol Hotels & Resorts, or a consolidated subsidiary thereof ("Bristol" and, together with DJONT, the "Lessees"). Two Hotels were operated without a lease.

     The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at September 30, 2000:

                                                                                     NOT OPERATED
                    BRAND                                DJONT        BRISTOL        UNDER A LEASE          TOTAL
                    -----                                -----        -------        -------------          -----

Embassy Suites                                              59                                                 59
Holiday Inn                                                              43                   1                44
Crowne Plaza and Crowne Plaza Suites(R)                                  18                                    18
Doubletree and Doubletree Guest Suites(R)                   14                                                 14
Holiday Inn Select(R)                                                    10                                    10
Sheraton(R)and Sheraton Suites(R)                           10                                                 10
Hampton Inn(R)                                                            9                                     9
Holiday Inn Express(R)                                                    5                                     5
Fairfield Inn(R)                                                          5                                     5
Harvey Hotel(R)                                                           4                                     4
Independents                                                              2                   1                 3
Courtyard by Marriott(R)                                                  2                                     2
Four Points by Sheraton(R)                                                1                                     1
Hilton Suites(R)                                             1                                                  1
Homewood Suites(R)                                                        1                                     1
Westin(R)                                                    1                                                  1
                                                           ---       ------                ----             -----
   Total Hotels                                             85          100                   2               187
                                                           ===       ======                ====             =====

     The Hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (19 hotels), Florida (18 hotels) and Georgia (15 hotels).

     Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and a Director of FelCor, and Hervey A. Feldman, Chairman Emeritus of FelCor, beneficially own a 50% voting common equity interest in DJONT. The remaining 50% nonvoting common equity interest is beneficially owned by the children of Charles N. Mathewson, a director of FelCor and major initial investor in the Company. At September 30, 2000, DJONT had entered into management agreements pursuant to which 71 of the Hotels leased by it were managed by

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION -- (CONTINUED)

subsidiaries of Hilton Hotels Corporation ("Hilton"), 11 were managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and three were managed by two unrelated management companies.

     At September 30, 2000, Bristol, which became a subsidiary of Bass plc ("Bass") by virtue of the merger between Bristol and a subsidiary of Bass on March 31, 2000, leased and managed 100 Hotels and managed and operated one hotel, in which the Company owned a 50% interest, without a lease. Bass is one of the largest hotel operating companies in the world.

     Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or partners' capital.

     The financial information for the three and nine months ended September 30, 2000 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

2.   DEFERRED RENT

     Effective January 2000, Percentage Leases with regard to 68 of the Company's 187 hotels were changed to provide for the computation of rent on an annual, rather than quarterly basis. This should result in no change in annual Percentage Rent or cash flows. In accordance with Staff Accounting Bulletin No. 101 (SAB 101), this change requires that the Company defer Percentage Lease Revenue until annual thresholds are exceeded. This deferred rent is expected to be fully earned and recognized as Percentage Lease Revenue by the end of 2000.

3.   ASSETS HELD FOR SALE

     The Company has identified 25 hotels that it considers non-strategic and has announced its intention to sell such hotels by June 30, 2001. Three of the hotels are leased by DJONT and the other 22 are leased and managed by Bristol. The Company expects gross sales proceeds from these hotels to be approximately $150 million and net proceeds to be approximately $136 million. In connection with the decision to sell these hotels, the Company recorded, at June 30, 2000, a one-time reserve of $63 million representing the difference between the net book value of these hotels and the estimated net proceeds. Percentage rent income related to the assets held for sale, less costs associated with those assets were included in the Company's results of operations for the nine months ended September 30, 2000, and represented income of $8.9 million. The hotels were depreciated through June 30, 2000.

4.   INVESTMENT IN UNCONSOLIDATED ENTITIES

     The Company owned 50% interests in separate entities owning 16 hotels at September 30, 2000, and 15 hotels at September 30, 1999, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that owns an annex to a hotel owned by the Company and holds a 50% interest in an entity that is developing condominiums for sale. The Company accounts for its investments in these unconsolidated entities under the equity method.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                              SEPTEMBER 30,
                                         -----------------------
                                           2000           1999
                                         --------       --------

Balance sheet information:
   Investment in hotels ..........       $298,822       $286,379
   Non-recourse mortgage debt ....       $225,857       $203,444
   Equity ........................       $ 86,311       $ 95,083

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ------------------------        ------------------------
                                                           2000            1999            2000            1999
                                                         --------        --------        --------        --------

STATEMENTS OF OPERATIONS INFORMATION:
Total revenues ...................................       $ 24,030        $ 16,826        $ 63,204        $ 48,123
Net income .......................................       $ 11,881        $  5,883        $ 25,530        $ 15,960

Net income attributable to the Company ...........       $  7,697        $  2,888        $ 14,416        $  7,796
Amortization of cost in excess of book value .....           (535)           (535)         (1,606)         (1,606)
                                                         --------        --------        --------        --------
Equity in income from unconsolidated entities ....       $  7,162        $  2,353        $ 12,810        $  6,190
                                                         ========        ========        ========        ========

     During the third quarter an entity in which the Company owns a 50% equity interest completed the construction and closed on 200 presold condominium units in the Brighton Tower, which is adjacent to the Embassy Suites hotel - Myrtle Beach at Kingston Plantation, South Carolina. Included in equity in income from unconsolidated entities is a $3.7 million after tax gain.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   DEBT

     Debt at September 30, 2000, and December 31, 1999, consisted of the following (in thousands):

                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                 COLLATERAL        INTEREST RATE      MATURITY DATE          2000           1999
                                 ----------        -------------      -------------      -------------   ------------

FLOATING RATE DEBT:
  Line of credit                                   LIBOR + 200bp     August 2003         $   124,000     $  351,000
  Senior term loan                                 LIBOR + 275bp     March 2004                             250,000
  Mortgage debt                   3 hotels         LIBOR + 200bp     February 2003            62,074         62,553
  Promissory note                                  LIBOR + 200bp     June 2016                   650         32,282
                                                                                         -----------     ----------
Total floating rate debt                                                                     186,724        695,835
                                                                                         -----------     ----------

FIXED RATE DEBT:
  Line of credit - swapped                             7.66%         August 2003             250,000        313,000
  Publicly-traded term notes                           7.38%         October 2004            174,473        174,377
  Publicly-traded term notes                           7.63%         October 2007            124,295        124,221
  Publicly-traded term notes                           9.50%         September 2008          394,560
  Mortgage debt                  15 hotels             7.24%         November 2007           140,777        142,542
  Senior term loan - swapped                           8.56%         March 2004                             125,000
  Mortgage debt                   7 hotels             7.54%         April 2009               97,982         99,075
  Mortgage debt                   6 hotels             7.55%         June 2009                73,670         74,483
  Mortgage debt                   7 hotels             8.73%         May 2010                144,453
  Mortgage debt                   8 hotels             8.70%         May 2010                185,323
  Other                          13 hotels         6.96% - 7.23%     2000 - 2005              81,234         85,421
                                                                                         -----------     ----------
Total fixed rate debt                                                                      1,666,767      1,138,119
                                                                                         -----------     ----------
         Total debt                                                                      $ 1,853,491     $1,833,954
                                                                                         ===========     ==========

     Thirty-day LIBOR at September 30, 2000, was 6.62%.

     A portion of the Company's Line of Credit is matched with interest rate swap agreements which effectively convert the variable rate on the Line of Credit to a fixed rate.

     The Line of Credit contains various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At September 30, 2000, the Company was not in default with respect to any such covenants.

     The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit. Most of the mortgage debt is non-recourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

     On April 26, 2000, the Company closed a 10-year, $145 million First Mortgage Term Loan, which is collateralized by seven Sheraton hotels and carries an 8.73% fixed interest rate. On May 2, 2000, the Company closed $186 million of 10-year, First Mortgage Term Loans which are collateralized by eight Embassy Suites hotels and carry an 8.70% fixed interest rate. These loans are non-recourse, mature in May 2010, and amortize over 25 years. The proceeds of these loans were used to reduce borrowings under the Company's Line of Credit.

     On August 1, 2000, the Company renewed its Line of Credit. The Line of Credit was reduced from $850 million to $600 million and the maturity was extended from July 2001 to August 2003. The effective interest rate on the renewed Line of Credit ranges from 8.75 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. An extraordinary charge of approximately $578,000 was recorded to write-off a portion of the deferred financing costs associated with the Line of Credit.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   DEBT -- (CONTINUED)

     On September 15, 2000, the Company completed the private placement of $400 million of senior unsecured notes which mature in September, 2008 and bear an interest rate of 9 1/2%. The notes were issued at a discount to yield 9.75%. The proceeds were used to retire the $375 million floating rate senior term loan, which matured in 2004, and to pay down the Line of Credit. An extraordinary charge of approximately $3.3 million was recorded to write-off unamortized deferred financing costs associated with the $375 million senior term loan. On October 30, 2000, the Company commenced an offer to exchange up to $400 million in aggregate principal amount of the private placement senior notes for notes with identical terms which have been registered under the Securities Act of 1933.

6.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

     The Company is to receive rental income from the Lessees under the Percentage Leases which expire in 2003 (six hotels), 2004 (11 hotels), 2005 (18 hotels), 2006 (22 hotels), 2007 (26 hotels), 2008 (44 hotels), and thereafter (18 hotels). The rental income under the Percentage Leases between 15 of the unconsolidated entities, of which the Company owns 50%, is payable by the Lessee to the respective entities and is not included in the schedule of future lease commitments to the Company. Minimum future rental income (i.e., base rents) payable to the Company under these noncancelable operating leases at September 30, 2000, excluding the 25 hotels that have been designated as held for sale, is as follows (in thousands):


                                                                 LESSEES
                                                      ------------------------------
                                                         DJONT             BRISTOL         TOTAL
                                                      ------------      ------------    ------------

YEAR
Remainder of 2000................................     $     35,749      $     42,201    $     77,950
2001.............................................          146,305           168,805         315,110
2002.............................................          146,535           168,816         315,351
2003.............................................          135,486           166,123         301,609
2004.............................................          130,880           158,827         289,707
2005 and thereafter..............................          444,156           620,570       1,064,726
                                                      ------------      ------------    ------------
                                                      $  1,039,111      $  1,325,342    $  2,364,453
                                                      ============      ============    ============

     Minimum future rental income (i.e., base rents) payable to the Company under the noncancelable operating leases for the 25 hotels held for sale as of September 30, 2000 is as follows (in thousands):

                                                                   LESSEES
                                                         ---------------------------
                                                           DJONT             BRISTOL          TOTAL
                                                         ---------           -------        --------

YEAR
Remainder of 2000................................        $     787           $ 3,169        $  3,956
2001.............................................            3,150            12,676          15,826
2002.............................................            3,150            12,676          15,826
2003.............................................            3,150            12,578          15,728
2004.............................................            3,150            12,382          15,532
2005 and thereafter..............................            4,696            34,255          38,951
                                                         ---------           -------        --------
                                                         $  18,083           $87,736        $105,819
                                                         =========           =======        ========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

     Certain entities owning interests in DJONT and managers for certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No such loans were outstanding at September 30, 2000.

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

     On July 21, 2000, FelCor's Independent Directors approved the acquisition of 100% of DJONT Operations, LLC and its subsidiaries, including all assets and liabilities, effective January 1, 2001 (the effective date for the recently passed REIT Modernization Act). The Company will issue approximately 417,000 units as consideration. The Company will record the consideration issued plus the net deficit acquired as an expense in the period in which the transaction is completed.

     Bristol serves as both the lessee and manager of 100 Hotels leased to it by the Company at September 30, 2000, and, as such, is compensated for both roles through the profitability of the Hotels, after meeting their operating expenses and rental obligations under the Percentage Leases.

     Bristol had entered into an absolute and unconditional guarantee of the obligations of the Bristol Lessees under the Percentage Leases, and is required to maintain a minimum liquid net worth. Through July 27, 2000, a portion of this liquid net worth was being satisfied through a letter of credit for the benefit of the Company, in the amount of $9.1 million. On July 27, 2000 the letter of credit was replaced with an absolute and unconditional guarantee not to exceed $20 million, by a wholly owned subsidiary of Bass.

7.   GAIN ON SALE OF ASSETS

     On September 27, 2000, the Company completed the sale of its Embassy Suites hotel, Los Angeles International Airport - North, California (215 suites) for a gross price of approximately $23.3 million. The Company recorded a gain of approximately $2.5 million.

     During the third quarter the Company sold two acres of vacant excess land adjacent to its 359-room Embassy Suites hotel - Fort Lauderdale, Florida and a billboard in Dallas, Texas, for an aggregate of $1.3 million and recorded a gain of approximately $0.9 million.

8.   SEGMENT INFORMATION

     The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at September 30, 2000, were DJONT and Bristol.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   SEGMENT INFORMATION -- (CONTINUED)

     The following tables present information for the reportable segments for the three and nine months ended September 30, 2000 and 1999 for both DJONT and Bristol (in thousands):

                                                                                             CORPORATE
                                                                                SEGMENT     NOT ALLOCABLE    CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30, 2000              DJONT          BRISTOL        TOTAL       TO SEGMENTS         TOTAL
-------------------------------------             --------       --------       --------    -------------    ------------

Total revenues ............................       $ 75,897       $ 63,505       $139,402       $  1,074        $140,476
Net income (loss) .........................       $ 47,438       $ 31,360       $ 78,798       $(45,812)       $ 32,986
Funds from operations .....................       $ 68,062       $ 53,893       $121,955       $(45,107)       $ 76,848
Weighted average units outstanding (1) ....                                                                      66,851

                                                                                             CORPORATE
                                                                             SEGMENT       NOT ALLOCABLE      CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30, 1999            DJONT        BRISTOL         TOTAL         TO SEGMENTS           TOTAL
-------------------------------------            -----        -------         -----         -----------           -----

Total revenues ............................       $ 60,612       $ 62,933       $123,545       $    537        $124,082
Net income (loss) .........................       $ 31,295       $ 32,084       $ 63,379       $(32,264)       $ 31,115
Funds from operations .....................       $ 53,852       $ 50,471       $104,323       $(35,443)       $ 68,880
Weighted average units outstanding (1) ....                                                                      75,898

                                                                                                 CORPORATE
                                                                                   SEGMENT      NOT ALLOCABLE    CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 2000                DJONT          BRISTOL          TOTAL        TO SEGMENTS        TOTAL
------------------------------------              ---------       ---------       ---------      -----------     ------------

Total revenues ............................       $ 218,643       $ 182,742       $ 401,385       $   3,761        $ 405,146
Net income (loss) .........................       $ 117,331       $  30,301       $ 147,632       $(127,018)       $  20,614
Funds from operations .....................       $ 200,521       $ 158,352       $ 358,873       $(132,645)       $ 226,228
Weighted average units outstanding (1) ....                                                                           67,601

                                                                                                 CORPORATE
                                                                                   SEGMENT      NOT ALLOCABLE    CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1999                DJONT          BRISTOL          TOTAL        TO SEGMENTS        TOTAL
------------------------------------              ---------       ---------       ---------      -----------     ------------

Total revenues ............................       $ 207,541       $ 177,659       $ 385,200       $     986        $ 386,186
Net income (loss) .........................       $ 119,886       $  90,152       $ 210,038       $ (98,515)       $ 111,523
Funds from operations .....................       $ 187,124       $ 143,093       $ 330,217       $(107,105)       $ 223,112
Weighted average units outstanding (1) ....                                                                           75,928

(1) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

9.   TREASURY STOCK REPURCHASE PROGRAM

     On January 4, 2000, FelCor announced that its Board of Directors had approved a $200 million increase in its stock repurchase program, authorizing FelCor to purchase up to an aggregate of $300 million of its outstanding common shares. During the nine months ended September 30, 2000, FelCor had repurchased approximately 3.73 million shares of FelCor common stock for approximately $69.8 million. This has been recorded as a reduction to Partners' Capital as a result of the redemption of units held by FelCor to fund the repurchase.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  BASS STOCK CONTRIBUTION

     In connection with the efforts of Bass to acquire Bristol, a Bass subsidiary (Bass America, Inc.) contributed approximately 4.7 million outstanding FelCor common shares held by it to the Company in exchange for a like number of units on February 28, 2000. This exchange did not affect the Company's FFO or earnings per unit, although it resulted in reducing FelCor's percentage ownership in the Company from approximately 95% to approximately 88%.

11.  BUYBACK OF ASSUMED STOCK OPTIONS

     In the second quarter of 2000 FelCor purchased options covering an aggregate of 349,443 shares of FelCor's Common Stock for approximately $1.9 million. The options were held by employees of Bristol Hotels & Resorts and were issued in substitution for stock options previously granted by Bristol Hotel Company that were outstanding at the time of its merger with FelCor in 1998. The options so purchased and retired had exercise prices ranging from $10.33 to $16.95 per share and the majority of these options were scheduled to vest in the third quarter of 2000.

12.  EARNINGS PER UNIT

     The following table sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per unit data):

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   SEPTEMBER              SEPTEMBER
                                                               -------------------   -------------------
                                                                 2000       1999       2000       1999
                                                               --------   --------   --------   --------
Numerator:
   Net income applicable to common unitholders .............   $ 26,831   $ 24,931   $  2,101   $ 92,972
Denominator:
   Denominator for basic earnings per unit -
        weighted average units .............................     61,933     71,001     62,685     70,988
   Effect of diluted securities:
          Stock options ....................................         12        142                   185
          Restricted units .................................        231         65        231         65
                                                               --------   --------   --------   --------
   Denominator for diluted earnings per unit - adjusted
          weighted average units and assumed conversions ...     62,176     71,208     62,916     71,238
                                                               ========   ========   ========   ========
Earnings per unit data:
   Basic ...................................................   $   0.43   $   0.35   $   0.03   $   1.31
   Diluted .................................................   $   0.43   $   0.35   $   0.03   $   1.30

     The Series A Preferred Units and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings per unit.

13.  SUBSEQUENT EVENTS

     Effective as of November 1, 2000 Bass America, Inc. contributed an additional 1 million outstanding FelCor common shares held by it to the Company for a like number of units. This exchange will not affect the Company's FFO or earnings per unit, although it resulted in further reducing FelCor's percentage ownership in the Company from more than 88% to approximately 87%.

                            DJONT OPERATIONS, L.L.C.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             2000            1999
                                                                         ------------    ------------
                                                                         (UNAUDITED)
                                             ASSETS

Cash and cash equivalents ............................................   $     28,554    $     20,127
Accounts receivable, net .............................................         37,890          28,601
Inventories ..........................................................          4,191           4,260
Prepaid expenses .....................................................          2,522           1,444
Other assets .........................................................          3,498           5,791
Investment in real estate, net of accumulated depreciation of $891
   in 2000 and $530 in 1999 ..........................................         11,075          11,436
                                                                         ------------    ------------

          Total assets ...............................................   $     87,730    $     71,659
                                                                         ============    ============

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable, trade ..............................................   $     18,234    $     12,742
Due to FelCor Lodging Trust Incorporated .............................         33,504          22,064
Accrued expenses and other liabilities ...............................         42,511          37,121
Minority interest ....................................................          3,923           5,113
Debt .................................................................          7,712           7,761
                                                                         ------------    ------------

          Total liabilities ..........................................        105,884          84,801
                                                                         ------------    ------------

Commitments and contingencies (Note 3)

Shareholders' deficit:
Capital ..............................................................              1               1
Accumulated deficit ..................................................        (18,155)        (13,143)
                                                                         ------------    ------------

          Total shareholders' deficit ................................        (18,154)        (13,142)
                                                                         ------------    ------------

          Total liabilities and shareholders' deficit ................   $     87,730    $     71,659
                                                                         ============    ============



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                   CONSOLIDATED STATEMENTS OF OPERATIONS FOR
          THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                           (UNAUDITED, IN THOUSANDS)



                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             ------------------------    ------------------------
                                                2000          1999          2000          1999
                                             ----------    ----------    ----------    ----------
Revenue:
     Room and suite revenue ..............   $  179,227    $  160,594    $  543,914    $  495,434
     Food and beverage revenue ...........       25,198        20,039        81,538        63,506
     Food and beverage rent ..............        1,190         1,233         3,904         3,847
     Other revenue .......................       15,927        12,654        40,848        41,284
                                             ----------    ----------    ----------    ----------

          Total revenues .................      221,542       194,520       670,204       604,071
                                             ----------    ----------    ----------    ----------

Expenses:
     Property operating costs ............       50,130        47,490       147,929       142,828
     General and administrative ..........       16,397        14,744        49,349        45,474
     Advertising and promotion ...........       17,274        14,048        50,900        41,778
     Repair and maintenance ..............       10,150         9,609        30,604        28,715
     Utilities ...........................        8,867         8,392        23,631        22,514
     Management and incentive fees .......        5,627         5,804        18,318        17,770
     Franchise fees ......................        5,207         4,856        15,810        14,703
     Food and beverage expenses ..........       19,776        16,349        61,644        48,474
     Percentage lease expenses ...........       86,139        71,042       264,316       240,600
     Lessee overhead expenses ............          284           247           710           814
     Liability insurance .................          851           784         2,459         1,938
     Interest expense ....................          154           155           464           527
     Depreciation ........................          120           120           361           409
     Minority interest in partnership ....        3,613          (124)        3,366            33
     Other ...............................        1,887         1,519         5,173         4,271
                                             ----------    ----------    ----------    ----------

          Total expenses .................      226,476       195,035       675,034       610,848
                                             ----------    ----------    ----------    ----------

Net income (loss) ........................   $   (4,934)   $     (515)   $   (4,830)   $   (6,777)
                                             ==========    ==========    ==========    ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DJONT OPERATIONS, L.L.C.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                           (UNAUDITED, IN THOUSANDS)



                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         ------------------------
                                                                            2000          1999
                                                                         ----------    ----------
Cash flows from operating activities:
     Net loss ........................................................   $   (4,830)   $   (6,777)
     Adjustments to reconcile net loss
        to net cash provided by (used in) operating activities:
          Depreciation and amortization ..............................          361           409
          Minority interest in partnership income ....................        3,366            33
     Changes in assets and liabilities:
          Accounts receivable ........................................       (9,289)       (6,181)
          Inventories ................................................           69           159
          Prepaid expenses ...........................................       (1,078)       (1,596)
          Other assets ...............................................        1,951        (2,609)
          Due to FelCor Lodging Trust Incorporated ...................       11,440        12,556
          Accounts payable, accrued expenses and other liabilities ...       10,882         2,642
                                                                         ----------    ----------
               Net cash flow provided by (used in) operating
                 activities ..........................................       12,872        (1,364)
                                                                         ----------    ----------

Cash flows from financing activities:
     Repayment of borrowings .........................................          (49)
     Distributions paid to minority interest .........................       (4,214)
     Distributions to owners .........................................         (182)
                                                                         ----------
          Net cash flow used in financing activities .................       (4,445)
                                                                         ----------

Net change in cash and cash equivalents ..............................        8,427        (1,364)
Cash and cash equivalents at beginning of periods ....................       20,127        28,538
                                                                         ----------    ----------
Cash and cash equivalents at end of periods ..........................   $   28,554    $   27,174
                                                                         ==========    ==========






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

         Eighty-five of the hotels in which FelCor Lodging Limited Partnership (the "Operating Partnership") had an ownership interest at September 30, 2000 (the "Hotels"), were leased to DJONT Operations LLC or a consolidated subsidiary thereof ("DJONT") pursuant to percentage leases ("Percentage Leases"). Certain entities owning interests in DJONT and the managers of certain hotels have agreed to make loans to DJONT of up to an aggregate of approximately $17.3 million to the extent necessary to enable DJONT to pay rent and other obligations due under the respective Percentage Leases relating to a total of 38 of the Hotels. No loans were outstanding under such agreements at September 30, 2000.

         At September 30, 2000, 59 of the Hotels were operated as Embassy Suites(R) hotels, 14 were operated as Doubletree(R) or Doubletree Guest Suites(R) hotels, ten were operated as Sheraton(R) or Sheraton Suites(R) hotels, one was operated as a Westin(R) hotel and one was operated as a Hilton Suites(R) hotel. Seventy-one of the Hotels were managed by subsidiaries of Hilton Hotels Corporation ("Hilton"). Hilton is the largest operator of all-suite, full-service hotels in the United States. Of the remaining Hotels, 11 were managed by subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") and three were managed by two unrelated management companies.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         DJONT has future lease commitments under the Percentage Leases which expire in 2003 (4 hotels), 2004 (6 hotels), 2005 (13 hotels), 2006 (17 hotels),
2007 (22 hotels), 2008 (11 hotels), and thereafter (12 hotels). Minimum future rental payments are computed based on the base rent as defined under the noncancelable operating leases and are as follows (in thousands):



                                   YEAR AMOUNT

Remainder of 2000.............................................         $   36,536
2001..........................................................            149,455
2002..........................................................            149,685
2003..........................................................            138,636
2004..........................................................            134,030
2005 and thereafter...........................................            448,852
                                                                       ----------
                                                                       $1,057,194
                                                                       ==========

         DJONT has agreed that during the term of the Percentage Leases it will maintain a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of less than or equal to 50%, exclusive of capital leases. All of the debt recorded in DJONT's balance sheet at September 30, 2000, is held in the 3% owned consolidated subsidiary and is not considered for this test. In addition, the Lessee has agreed that it will not pay fees to any affiliate of the Lessee.

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

                            DJONT OPERATIONS, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       PENDING ACQUISITION BY FELCOR

         On July 21, 2000, FelCor's Independent Directors approved the acquisition of 100% of DJONT and its subsidiaries including all assets and liabilities effective January 1, 2001. The Operating Partnership will issue approximately 417,000 units as consideration for the acquisition of DJONT.

3.       GAIN ON SALE OF ASSETS

         DJONT holds a 3% equity interest and 100% voting interest in Kingston Plantation Development Corporation ("KPDC") and records the results of its operations on a consolidated basis. During the third quarter, an entity in which KPDC owns a 50% equity interest completed the construction and sale of 200 condominium units adjacent to the Embassy Suites hotel - Myrtle Beach at Kingston Plantation, SC. DJONT has included in total revenue for the third quarter a $3.9 million gain on the sale of the condominiums by the venture. KPDC's 97% non-voting interest is shown as minority interest expense. KPDC distributed $4.2 million to its shareholders during the quarter.

         During third quarter 2000, KPDC's unconsolidated subsidiary distributed land with a carrying value of $342,000 to the minority interest holder. Accordingly, KPDC has reduced its investment in the joint venture and appropriately reduced minority interest by the corresponding amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

FINANCIAL HIGHLIGHTS:

THIRD QUARTER 2000 (COMPARED TO THIRD QUARTER 1999):

     o Revenues increased 16.1%, after adding back deferred rent, to $144.1 million from $124.1 million

     o Total hotel portfolio RevPAR increased 7.5% (162 hotels), excluding hotels held for sale

     o    EBITDA increased 16.5% to $123.0 million from $105.6 million

     o Comparable hotels RevPAR increased 7.5% (142 hotels), excluding hotels held for sale

     o Non-comparable hotels RevPAR increased 7.4% (20 hotels), excluding hotels held for sale

     o    Hotels held for sale RevPAR increased 2.1% (25 hotels)

NINE MONTHS ENDED SEPTEMBER 30, 2000 (COMPARED TO NINE MONTHS OF 1999):

     o Revenues increased 10.7%, after adding back deferred rent, to $427.4 million from $386.2 million

     o Total hotel portfolio RevPAR increased 8.0% (162 hotels), excluding hotels held for sale

     o    EBITDA increased 9.9% to $361.7 million from $329.2 million

     o Comparable hotels RevPAR increased 6.3% (109 hotels), excluding hotels held for sale

     o Non-comparable hotels RevPAR increased 12.2% (53 hotels), excluding hotels held for sale

     o    Hotels held for sale RevPAR remain unchanged (25 hotels)

OTHER HIGHLIGHTS:

     o Completed the sale of its Embassy Suites hotel- Los Angeles International Airport-North, CA (215 suites) for a gross price of approximately $23.3 million, which resulted in a third quarter gain on sale of approximately $2.5 million

     o Completed the construction and sold 200 condominium units in the Brighton Tower, which is adjacent to the Embassy Suites hotel - Myrtle Beach at Kingston Plantation, SC. The Company has a 50% equity interest in the development venture (with Hilton owning the remaining interest) and has recorded a $3.7 million ($0.06 per unit) after tax gain in the third quarter representing its share of the gain on sale

     o Sold two acres of vacant excess land adjacent to its 359-room Embassy Suites hotel -Fort Lauderdale, FL and a billboard in Dallas, TX, for an aggregate gain of approximately $0.9 million

     o Completed renovations at seven hotels during the quarter, with seven additional hotels undergoing renovation at the end of the quarter

     o Renovation expenditures on the Company's hotel portfolio totaled $13.8 million during the quarter and an additional $12.6 million was spent on maintenance capital expenditures. There is expected to be an additional $14 million in renovation expenditures and $10 million in maintenance capital expenditures during the remainder of 2000

CAPITALIZATION:

     o On September 15, 2000, the Company completed the private placement of $400 million in Senior Unsecured Notes that mature in September, 2008 and bear interest at a rate of 9 1/2%. These notes were issued at a discount to yield 9.75%. The proceeds were used to retire the $375 million floating rate Term B Loan, which would have matured in 2004, and to pay down the Company's Line of Credit. On October 30, 2000, the Company announced a registered Exchange Offer to exchange these privately placed notes for new notes registered under the Securities Act of 1933 and having identical terms

     o During the third quarter 2000, FelCor repurchased approximately 593,000 common shares for approximately $13.1 million. For the year 2000, FelCor has repurchased 3.73 million common shares for approximately $69.8 million and contributed the shares to the Company

     o The company declared third quarter distributions of $0.55 per unit on its units, $0.4875 per unit on its $1.95 Series A Cumulative Convertible Preferred Unit and $0.5625 per depositary unit evidencing its 9% Series B Cumulative Redeemable Preferred Unit.

RESULTS OF OPERATIONS

The Company

     Nine Months Ended September 30, 2000 and 1999

         For the nine months ended September 30, 2000 and 1999, the Company had revenues of $405.1 million and $386.2 million, respectively, consisting primarily of Percentage Lease Revenues of $388.6 million and $377.5 million, respectively. Percentage Lease Revenues were reduced in 2000 by approximately $22.3 million of rent that was deferred in 2000 but not in 1999.

         Effective January 2000, Percentage Leases for 68 of the Company's hotels were changed to provide for the computation of rent on an annual, rather than quarterly basis. This should result in no change in annual Percentage Rent or cash flows. However, this change requires the deferral of Percentage Lease Revenue until annual thresholds are exceeded in accordance with Staff Accounting Bulletin No. 101 (SAB 101). The deferred rent is expected to be fully earned and recognized as Percentage Lease Revenue by the end of 2000. After adding back rent deferred under SAB 101, Percentage Lease Revenues for the nine months ended September 30, 2000, increased 8.8% to $410.8 million as compared primarily to the nine months ended September 30, 1999. The reason for this comparative increase is attributed primarily to an overall increase in RevPAR of 7.5%. This change in hotel RevPAR is more fully discussed under "The Hotels" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Total expenses increased $111.4 million for the nine months ended September 30, 2000, to $384.9 million from $273.5 million, in the same period of 1999. Included in total expenses is a one-time reserve of $63.0 million recorded in the second quarter of 2000, related to the 25 non-strategic hotels the Company has identified as held for sale. This reserve represents the difference between the net book value of the hotels and the estimated net sale proceeds. Deferred rent recorded in 2000 has been added back to total revenue for the computation of expenses as a percent of total revenue since there was no deferred rent recorded in 1999, for comparison purposes. Total expenses as a percentage of total revenue after adding back deferred rent and the $63 million reserve for sale of non-strategic assets, increased to 75.3% for the nine months ended September 30, 2000, from 70.8% in the same period of 1999.

         Other major components of the increase in expenses, as a percentage of total revenue after adding back deferred rent, were interest expense, land lease expenses and property taxes.

         Interest expense increased, as a percentage of total revenue, after adding back deferred rent, to 27.6% in the nine months ended September 30, 2000, from 23.5% in the nine months ended September 30, 1999. This increase in interest expense is attributed to the following:

         o increased debt, which was used to finance renovations and to fund $168 million in stock repurchased in 1999 and 2000,

         o higher average interest rates for debt refinanced in 2000 to extend maturities and convert variable rates to fixed,

         o an increase in the LIBOR rate which affects the Company's variable rate debt and

         o reduction of interest capitalized on major renovations and construction from $4.7 million for the nine months ended September 30, 1999 to approximately $758,000 in 2000.

         Land lease rent as a percent of total revenue, after adding back deferred rent, increased to 4.0% from 3.5% for the nine months ended September 30, 2000 and 1999, respectively. The increase in land lease expense is primarily attributed to current year land lease expense for two hotels and a reserve established in June 2000, for prior year disputed land lease expense. The land lease rent for the two hotels is computed as a percentage of hotel revenues and these hotels had larger than average percentage increases in revenue for the period.

         Real estate and personal property taxes increased as a percentage of total revenue, after adding back deferred rent, to 11.3% in the nine months ended September 30, 2000 from 10.8% for the nine months ended September 30, 1999. The principal reason for this increase is the anticipated increases in assessments resulting from the major renovations completed over the past two years.

         For the nine-month period ended September 30, 2000, the Company reported net income available to common unitholders of $2.1 million compared to $93.0 million for the same period a year ago, a decrease of 97.7%. Diluted earnings per unit decreased 97.7% for the nine months to $0.03, from $1.30 in 1999. Net income for 2000 includes the gain on the sale of its Embassy Suites hotel- Los Angeles International Airport- North, CA for a gross price of approximately $23.3 million that resulted in a third quarter gain on the sale of approximately $2.5 million. The Company also recorded a gain of $918,000 on the sale of excess land and a billboard adjacent to two hotels. Included in the income from unconsolidated entities is a $3.7 million after tax gain from the sale of Myrtle Beach condominiums developed by a joint venture with Hilton. Offsetting these gains was the $63 million reserve established for the sale of non-strategic assets and an extraordinary charge of $3.9 million of deferred financing fees that were written off with the early retirement of a $375 million term loan and the renewal of the line of credit.

         Three Months Ended September 30, 2000 and 1999

         For the three months ended September 30, 2000 and 1999, the Company had revenues of $140.5 million and $124.1 million, respectively, consisting primarily of Percentage Lease Revenues of $132.2 million and $120.6 million, respectively.

         After adding back rent deferred under SAB 101, Percentage Lease Revenues for the three months ended September 30, 2000, increased 12.7% to $135.9 million as compared to the three months ended September 30, 1999. The reason for this comparative increase is attributed primarily to an overall increase in RevPAR of 7.2%. This change in RevPAR is more fully discussed under "The Hotels" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Total expenses increased $14.0 million for the three months ended September 30, 2000, to $107.0 million from $93.0 million, in the same period of 1999. Deferred rent recorded in 2000 has been added back to total revenue for the computation of expenses as a percent of total revenue since there was no deferred rent recorded in 1999, for comparison purposes. Total expenses as a percentage of total revenue after adding back deferred rent, decreased to 74.2% for the nine months ended September 30, 2000, from 75.0% in the same period of 1999.

         Major components of the decrease in expense, as a percentage of total revenue after adding back deferred rent, was depreciation which decreased from 31.1% to 27.4%. This decrease was offset by increases in interest expense and real estate taxes.

         Interest expense increased, as a percentage of total revenue after adding back deferred rent, to 27.9% from 25.4% for the quarter over the prior year period. The Company's total borrowings increased by approximately $146 million since September 30, 1999, primarily to fund its stock repurchase program and its renovation, redevelopment and rebranding program. In addition, the average interest rate on the Company's floating rate debt increased approximately 86 basis points since the third quarter 1999 which resulted from increases in short term interest rates.

         Real estate and personal property taxes increased as a percentage of total revenue to 11.5% from 10.4% in the third quarter of 1999. The principal reason for this increase is the anticipated increases in assessments resulting from the major renovations completed over the past two years.

         For the three months ended September 30, 2000, the Company reported net income available to unitholders of $26.8 million compared to $24.9 million for the same period a year ago, an increase of 7.6%. Diluted earnings per unit increased 22.9% for the three months to $0.43, from $0.35 in 1999. Net income for 2000 includes the gain on the sale of its Embassy Suites hotel- Los Angeles International Airport- North, CA for a gross price of approximately $23.3 million that resulted in a third quarter gain on the sale of approximately $2.5 million. The Company also recorded a gain of $918,000 on the sale of excess land and a billboard adjacent to two hotels. Included in the income from unconsolidated entities is a $3.7 million after tax gain from the sale of Myrtle Beach condominiums developed by a joint venture with Hilton. Partially offsetting these gains was an extraordinary charge of $3.9 million of deferred financing fees that were written off with the early retirement of $375 million term loan and the renewal of the line of credit.

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

         The following table details the computation of FFO (in thousands):

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                               ------------------------    ------------------------
                                                                  2000          1999          2000          1999
                                                               ----------    ----------    ----------    ----------
FFO:
   Net income ..............................................   $   32,986    $   31,115    $   20,614    $  111,523
      Deferred rent ........................................        3,664                      22,268
      Gain on sale of hotel ................................       (2,460)                     (2,460)
      Reserve for assets held for sale .....................                                   63,000
      Series B preferred distributions .....................       (3,235)       (3,234)       (9,703)       (9,703)
      Extraordinary charge from write off of deferred
           financing fees ..................................        3,865                       3,865         1,113
      Depreciation .........................................       39,535        38,627       121,015       112,789
      Depreciation for unconsolidated entities .............        2,493         2,372         7,629         7,390
                                                               ----------    ----------    ----------    ----------
   FFO .....................................................   $   76,848    $   68,880    $  226,228    $  223,112
                                                               ==========    ==========    ==========    ==========

   Weighted average  units outstanding (1) .................       66,851        75,898        67,601        75,928
                                                               ==========    ==========    ==========    ==========


----------

     (1) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Units to Units.


         The following table details the computation of EBITDA (in thousands):

                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                        -----------------------   -----------------------
                                                           2000         1999         2000         1999
                                                        ----------   ----------   ----------   ----------
EBITDA:
Funds from Operations ...............................   $   76,848   $   68,880   $  226,228   $  223,112
      Interest expense ..............................       40,168       31,520      117,812       90,692
      Interest expense of unconsolidated subsidiaries        2,162        1,814        6,949        5,157
      Amortization expense ..........................          569          184        1,043          559
      Series B preferred dividends ..................        3,235        3,234        9,703        9,703
                                                        ----------   ----------   ----------   ----------
EBITDA ..............................................   $  122,982   $  105,632   $  361,735   $  329,223
                                                        ==========   ==========   ==========   ==========

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

         The following table sets forth historical Occupancy, ADR and RevPAR and the percentage changes therein between the periods presented for the Hotels in which the Company had an ownership interest at September 30, 2000. This information is presented regardless of the date of acquisition.


                                                                             OCCUPANCY
                                                     --------------------------------------------------------------
                                                            THIRD QUARTER                      YEAR TO DATE
                                                     -----------------------------      ---------------------------
                                                     2000       1999      VARIANCE      2000      1999     VARIANCE
                                                     ----       ----      --------      ----      ----     --------
DJONT Comparable Hotels                             74.9%       73.5%        1.4  pts  75.1%      73.0%     2.1  pts
Bristol Comparable Hotels                           72.8%       71.4%        1.4  pts  72.3%      70.7%     1.6  pts
  Total Comparable Hotels (A)                       73.9%       72.4%        1.5  pts  73.8%      72.0%     1.8  pts
Non-comparable Hotels (B)                           71.9%       69.6%        2.3  pts  72.4%      66.1%     6.3  pts
    Total Hotels excluding hotels held for sale     73.6%       72.1%        1.5  pts  73.3%      70.0%     3.3  pts
Hotels held for sale (C)                            61.6%       64.1%       (2.5) pts  60.6%      61.7%    (1.1) pts
              Total Hotels                          72.6%       71.5%        1.1  pts  72.3%      69.3%     3.0  pts

                                                                                 ADR
                                                     --------------------------------------------------------------
                                                             THIRD QUARTER                      YEAR TO DATE
                                                     -----------------------------      ---------------------------
                                                     2000       1999      VARIANCE      2000      1999     VARIANCE
                                                     ----       ----      --------      ----      ----     --------
DJONT Comparable Hotels                            $123.13     $115.46      6.6%      $125.89    $121.29        3.8%
Bristol Comparable Hotels                          $ 91.02     $ 87.69      3.8%      $ 93.91    $ 90.96        3.2%
  Total Comparable Hotels (A)                      $107.31     $101.78      5.4%      $111.16    $107.27        3.6%
Non-comparable Hotels (B)                          $ 93.35     $ 89.77      4.0%      $ 96.75    $ 94.47        2.4%
    Total Hotels excluding hotels held for sale    $105.74     $100.47      5.3%      $106.48    $103.32        3.1%
Hotels held for sale (C)                           $ 69.99     $ 65.86      6.3%      $ 71.33    $ 70.10        1.8%
              Total Hotels                         $103.23     $ 97.88      5.5%      $104.04    $100.86        3.2%

                                                                               REVPAR
                                                     --------------------------------------------------------------
                                                           THIRD QUARTER                      YEAR TO DATE
                                                     -----------------------------      ---------------------------
                                                     2000       1999      VARIANCE      2000      1999     VARIANCE
                                                     ----       ----      --------      ----      ----     --------
DJONT Comparable Hotels                             $92.25     $84.83       8.7%       $94.60    $88.58      6.8%
Bristol Comparable Hotels                           $66.28     $62.61       5.9%       $67.91    $64.34      5.5%
  Total Comparable Hotels (A)                       $79.27     $73.72       7.5%       $82.05    $77.18      6.3%
Non-comparable Hotels (B)                           $67.10     $62.47       7.4%       $70.01    $62.41     12.2%
    Total Hotels excluding hotels held for sale     $77.87     $72.45       7.5%       $78.09    $72.34      7.9%
Hotels held for sale (C)                            $43.11     $42.22       2.1%       $43.22    $43.24      0.0%
              Total Hotels                          $74.99     $69.94       7.2%       $75.20    $69.93      7.5%

         (A) DJONT Comparable Hotels include 77 and 63 hotel and Bristol Comparable Hotels include 65 and 46 hotels in the second quarter and year-to-date which were not undergoing renovation, redevelopment, or rebranding in either the 2000 or 1999 periods reported, and exclude hotels held for sale.

         (B) Non-comparable Hotels include 20 and 53 hotels in the second quarter and year-to-date undergoing redevelopment in either the 2000 or 1999 periods reported, and exclude hotels held for sale.

         (C) Hotels held for sale includes three DJONT lease hotels and 22 Bristol leased hotels, consisting of two Courtyard by Marriott hotels, five Fairfield Inn hotels, six Hampton Inn hotels, eight Holiday-branded hotels, three Doubletree Guest Suites hotels, and one Four Points by Sheraton.

Comparison of The Hotels' Operating Statistics for the Three and Nine Months Ended September 30, 2000 and 1999

         For the three months ended September 30, 2000, the Company's Comparable Hotels' RevPAR, excluding hotels held for sale, increased compared to the same period in 1999, by 7.5%. For the same period the Comparable Hotels' ADR and Occupancy increased 5.4% and 1.5 percentage points, respectively. For the nine months ended September 30, 2000, the Company's Comparable Hotels' RevPAR, excluding hotels held for sale, increased 6.3%. The ADR and Occupancy for these hotels increased 3.6% and 1.8 percentage points, respectively. A large portion of the increase in year-to-date 2000 RevPAR came from the second and third quarter 2000 hotel performance. The total hotel portfolio RevPAR, excluding hotels held for sale, increased 7.9%. This represents the fifth consecutive quarter that the Company's hotels reported increases in both ADR and Occupancy.

         The DJONT Comparable Hotels are predominately Embassy Suites, Doubletree and Doubletree Guest Suites, and Sheraton hotels. The Bristol Comparable Hotels are predominately Holiday Inn and Crowne Plaza hotels. The following table shows the Comparable Hotel RevPAR changes (excluding hotels held for sale) for the third quarter 2000 and nine months, compared to 1999:


                             HOTELS                 THIRD QUARTER                        YEAR TO DATE
                           -----------    ---------------------------------   ---------------------------------
                                            RevPAR      Percentage of Total     REVPAR     PERCENTAGE OF TOTAL
                           Qtr     YTD      Change          Room Revenue        CHANGE         ROOM REVENUE
                           ---     ---      ------          ------------        ------         ------------
Embassy Suites                 56     49        9.3%            44.2%              7.3%            49.4%
Holiday -branded               43     27        5.5%            26.8%              7.5%            22.6%
Crowne Plaza                   16     13        9.0%            12.3%              5.6%            12.6%
Doubletree-branded              9      7       10.2%            7.6%               5.3%            5.0%
Sheraton                        9      4        3.4%            4.7%               2.1%            4.2%
Other                           9      9        3.2%            4.4%               0.5%            6.2%
                              ---    ---                       -----                              -----
     Total                    142    109        7.5%           100.0%              6.3%           100.0%
                              ===    ===                       =====                              =====

         The Company attributes much of the improvement in RevPAR to the renovation, rebranding and repositioning program in which the Company has spent approximately $478.8 million in 1998, 1999 and the first nine months of 2000. The Company's Hotels outperformed most other hotels in their respective markets during the second quarter and the Company expects this strong performance to continue.

         The Company's Embassy Suites hotels experienced their fourth consecutive quarterly increase in occupancy with 56 Comparable Embassy Suites hotels achieving a 9.3% RevPAR improvement for the quarter compared to prior year. These hotels, which constitute nearly 44.2% of Comparable Hotel room revenues, increased ADR by 7.6% and Occupancy by 1.2 percentage points over the same three month period in 1999. On a year-to-date basis, the Comparable Embassy Suites hotels had a 7.3% increase in RevPAR as a result of a 4.6% increase in ADR and an increase in average occupancy of 1.9 percentage points. The Company's Comparable Doubletree hotels had a 10.2% RevPAR gain for the quarter and a 5.3% gain for the nine month period. The Company believes, in addition to the renovation program, the recent Hilton/Promus merger and the addition of the Hilton HHonors(R) program has had a positive impact on its Embassy Suites and Doubletree portfolios.

         Bass completed its merger with Bristol Hotels & Resorts at the end of the first quarter of 2000. The Company expects the integration of the Bristol management team with Bass will continue to be beneficial to the development and strengthening of the Crowne Plaza and Holiday brands.

         The Company's 16 Comparable Crowne Plaza hotels (all of which were renovated and rebranded from Holiday Inn and Harvey hotels), reported increased RevPAR of 9.0% for the third quarter for 2000 compared to the same period in 1999. This increase resulted primarily from an increase of 4.1 percentage points in occupancy, which brought the average occupancy for these hotels up to 72.4% for the quarter. For the nine months ended September 30, 2000, the 13 Comparable Crowne Plaza hotels had a 5.6% increase in RevPAR which was primarily a result of an increase in the average occupancy of 4.4 percentage points. In addition to the recent renovations, the Company attributes a portion of this improvement to the change in marketing for the brand, which now supports the marketing of Crowne Plaza with the Inter-Continental(R) brand.

         The Company's Holiday Inn and Holiday Inn Select hotels continue to outperform their competition. The Company's Holiday-branded hotels increased RevPAR for the quarter by 4.3%. The third quarter increase in RevPAR resulted from a 0.6 percentage point increase in Occupancy and a 3.5% increase in ADR. The Company's 23 Comparable Holiday-branded hotels with greater than 250 rooms (representing nearly 81% of the Company's Holiday-branded revenue) reported an increase in RevPAR of 5.6% for the quarter, which came from Occupancy and ADR increases of 0.7 percentage points and 4.6%, respectively.

         Nearly 57.9% of the Company's Comparable Hotel room revenues in the quarter were derived from four states: Texas, California, Florida and Georgia. Changes in Comparable Hotel RevPAR during the quarter and nine months for these states, excluding hotels held for sale, compared to the same period in 1999, are illustrated in the following table:

                          HOTELS                  THIRD QUARTER                         YEAR TO DATE
                      -------------    -----------------------------------   -----------------------------------
                                          RevPAR      Percentage of Total       REVPAR     PERCENTAGE OF TOTAL
                      QTR       YTD       Change         Room Revenue           CHANGE         ROOM REVENUE
                      ---       ---       ------         ------------           ------         ------------
Texas                 35        29         5.5%              18.7%               3.9%              20.8%
California            18        16         16.3%             23.2%              14.4%              24.6%
Florida               13        10         5.8%               8.5%               4.0%              10.4%
Georgia               12         9         6.4%               7.6%               4.1%              7.5%

         The Comparable Hotels in Texas, which account for approximately 18.7% of FelCor's Comparable Hotel total room revenue, experienced the third consecutive quarter with positive RevPAR growth compared to prior year. The growth in supply from new hotels in most major markets in Texas appears to have slowed and management believes that their recently renovated hotels will continue to effectively compete in their market segments. The Company's 16 comparable hotels located in Dallas, which had been adversely affected by new competition in recent quarters, had RevPAR increases of 5.9% for the quarter and 3.8% year-to-date.

         The Company's Non-comparable Hotels (20 hotels) reported an increase in RevPAR of 7.4% for the quarter and the 53 Non-comparable Hotels had a RevPAR increase of 12.2% year-to-date. These hotels were profoundly affected by the Allerton Crowne Plaza (increased RevPAR by 48.7% for the third quarter), which was closed for renovation in the third quarter 1998 and partially reopened in the second quarter of 1999. The Non-comparable Hotels, excluding the Allerton, reported increased RevPAR of 1.6%.

DJONT

         The Nine Months Ended September 30, 2000 and 1999

         Total revenues increased to $670.2 million in the first nine months of 2000, from $604.1 million in the first nine months of 1999, an increase of 10.9% Total revenues consisted primarily of room and suite revenue of $543.9 million and $494.4 million in the first nine months of 2000 and 1999, respectively.

         The increase in room and suite revenue resulted from a 2.3 percentage point increase in Occupancy combined with a 3.8% increase in ADR for the DJONT hotels and the addition of one hotel to the DJONT portfolio in January of 2000, which contributed $12.4 million in room and suite revenue.

         Included in the total revenue for third quarter is $3.9 million gain on the sale of the condominiums in Myrtle Beach, SC in which DJONT holds a 3% equity interest but 100% of the voting interest, and as a result is included in the consolidated revenues for DJONT. FelCor's 97% non-voting interest is shown as minority interest expense.

         DJONT's total expenses decreased as a percentage of total revenues from 101.1% in the nine months ended September 30, 1999, to 100.7% in the nine months ended September 30, 2000. This is partially due to reductions of Percent Rent as a percentage of total revenue from 39.8% to 39.4%.

         Total expenses before percentage rent were $410.7 million. This represents 61.3% of total revenue for the nine months ended September 30, 2000 compared to $370.2 million or 61.3% for the nine months ended September 30, 1999.

         Net loss for DJONT for the nine months ended September 30, 2000, was $4.8 million compared to a loss of $6.8 million in the same period in 1999.

         The Three Months Ended September 30, 2000 and 1999

         Total revenues increased to $221.5 million in the third quarter of 2000 from $194.5 million in the third quarter of 1999, an increase of 13.9%. Total revenues consisted primarily of room and suite revenue of $179.2 million and $160.6 million in the third quarter of 2000 and 1999, respectively.

         The increase in total revenues is primarily a result of a 1.4 percentage point increase in occupancy coupled with a 6.9% increase in ADR. The addition of one hotel to the DJONT portfolio in January 2000 contributed $4.1 million to third quarter revenues.

         Included in the total revenue for third quarter is $3.9 million gain on the sale of the condominiums in Myrtle Beach, SC in which DJONT holds a 3% equity interest but 100% of the voting interest, and as a result is included in the consolidated revenues for DJONT. FelCor's 97% non-voting interest is shown as minority interest expense.

         DJONT's total expenses increased as a percentage of total revenues from 100.3% for the three months ended September 30, 1999, to 102.2% for the three months ended September 30, 2000.

         Total expenses, excluding percentage rent, were $140.3 million or 63.3% of total revenue for the third quarter of 2000 compared to $124.0 million or 63.7% for the third quarter 1999.

         Net loss for DJONT for the three months ending September 30, 2000, was $4.9 million compared to a loss of $515,000 in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to unitholders and repayments of indebtedness, is its cash flow from the Percentage Leases. For the nine months ended September 30, 2000, net cash flow provided by operating activities, consisting primarily of Percentage Lease Revenue, was $209.5 million and Funds From Operations was $76.8 million.

         The Lessees' obligations under the Percentage Leases are largely unsecured. The Lessees have limited capital resources, and, accordingly, their ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessees to generate sufficient cash flow from the operation of the Hotels.

         DJONT recorded net loss of $4.8 million for the nine months ended September 30, 2000 and had a cumulative shareholders' deficit of $18.0 million. Consistent with the operating results for the nine months ended September 30, 2000, management anticipates revenue growth at the DJONT hotels during 2000, but DJONT should record an operating loss for the year 2000.

         On July 21, 2000, FelCor's Independent Directors approved the acquisition of 100% of DJONT Operations, LLC and its subsidiaries including all assets and liabilities, effective January 1, 2001 (the effective date for the recently passed REIT Modernization Act). The Company will issue approximately 417,000 units as consideration. The benefits to the Company from the purchase of DJONT include: (i) a more direct relationship with the hotel and brand managers;
(ii) elimination of potential conflicts of interest; and (iii) consolidated hotel level financial reporting. The Company will record the consideration issued plus the net deficit acquired as an expense in the period in which the transaction is completed.

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

         The Company currently expects to acquire the Bristol Percentage Leases from Bass in 2001, but at this date has not entered into any agreements to acquire the Bristol Lessees or their leasehold interests, other than with respect to certain hotels held for sale. Should the Company acquire the Bristol Percentage Leases the consideration paid would be recorded as an expense in the period that the transaction is completed.

         The Company has identified 25 non-strategic hotels which it intends to sell by June 30, 2001. The Company expects gross sales proceeds from these hotels to be approximately $150 million and net proceeds to be approximately $136 million (after deducting estimated transaction costs). The Company anticipates that the sale of these hotels will result in a book loss of approximately $63 million. Accordingly, FelCor's Board of Directors approved the establishment of a $63 million reserve for hotels held for sale, to reflect the lower of cost or market for these hotels.

         In January 2000 FelCor's Board of Directors authorized a $200 million increase in its share repurchase program up to an aggregate of $300 million of its outstanding common shares. The stock repurchases may, at the discretion of FelCor's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. FelCor expects to fund the repurchase of stock through the redemption of the Company's units. From January 2000 through September 30, 2000, FelCor repurchased approximately 3.7 million shares of its outstanding common stock on the open market for approximately $69.8 million.

         On September 27, 2000, the Company completed the sale of its Embassy Suites hotel - Los Angeles International Airport-North, CA (215) suites for a gross price of approximately $23.3 million ($112,000 per room) which resulted in a third quarter gain on sale of approximately $2.5 million. The Company also sold two acres of vacant excess land adjacent to its 359-room Embassy Suites hotel - Fort Lauderdale, FL and a billboard in Dallas, TX, for an aggregate gain of approximately $0.9 million.

         During the third quarter an entity in which the Company owns a 50% equity interest completed the construction and sold 200 condominium units in the Brighton Tower, which is adjacent to the Embassy Suites hotel - Myrtle Beach at Kingston Plantation, SC. The Company recorded a $3.7 million gain in the third quarter representing its share of the after tax gain on sale.

         The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments and asset sales are insufficient for such purposes.

         The Line of Credit contains various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At September 30, 2000, the Company was not in default with respect to any such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit. Most of the mortgage debt is nonrecourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         At September 30, 2000, the Company had $46.0 million of cash and cash equivalents and had utilized $374 million of the $600 million available under the Line of Credit. Certain significant credit and debt statistics at September 30, 2000, are as follows:

         o        Interest coverage ratio of 2.9x

         o        Borrowing capacity of $226 million under the Line of Credit

         o Consolidated debt equal to 40% of investment in hotels, at cost

         o        Fixed interest rate debt equal to 90% of total debt

         o Weighted average maturity of fixed interest rate debt of approximately seven years

         o        Mortgage debt to total assets of 19%

         o        Debt of approximately $4 million maturing for the remainder of
                  2000

         On April 26, 2000, the Company closed a 10-year, $145 million First Mortgage Term Loan, which is collateralized by seven Sheraton hotels and carries an 8.73% fixed interest rate. On May 2, 2000, the Company closed $186 million of 10-year, First Mortgage Term Loans which are collateralized by eight Embassy Suites hotels and carry an 8.70% fixed interest rate. These loans are non-recourse, mature in May 2010, and amortize over 25 years. The proceeds of these loans were used to reduce borrowings under the Company's Line of Credit.

         On August 1, 2000, the Company renewed, reduced in size, and extended for two years its Senior Revolving Credit Facility. The new $600 million Line of Credit matures in August 2003. The effective interest rate ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. The initial spread is 200 basis points.

         On September 15, 2000, the Company completed the private placement of $400 million in Senior Unsecured Notes that mature in September 2008 and bear interest at a rate of 9 1/2%. These notes were issued at a discount to yield 9.75%. The proceeds were used to retire the $375 million floating rate Senior Term Loan, which would have matured in 2004, and to pay down the Company's Line of Credit. On October 30, 2000, the Company announced a registered Exchange Offer to exchange these privately placed notes for new notes registered under the Securities Act of 1933 and having identical terms.

         To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with six financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company at September 30, 2000, are summarized in the following table:

                                                          EFFECTIVE
                                                          SWAP RATE
                                                           RECEIVED
                         SWAP RATE        EFFECTIVE     (VARIABLE) AT         SWAP
  NOTIONAL AMOUNT       PAID (FIXED)     FIXED RATE        9/30/00          MATURITY
  ---------------       ------------     ----------       ---------        ---------
   $  25 million          5.5575%          7.5575%         8.6275%          July 2001
   $  25 million          5.5480%          7.5480%         8.6275%          July 2001
   $  75 million          5.5550%          7.5550%         8.6275%          July 2001
   $ 100 million          5.7955%          7.7955%         8.6275%          July 2003
   $  25 million          5.8260%          7.8260%         8.6275%          July 2003
   -------------
   $ 250 million
   =============

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company, pursuant to the terms of its interest rate agreement, and will have a corresponding effect on its future cash flows. The interest rate swaps served to reduce interest expense by $1.2 million for the nine months ended September 30, 2000. Agreements such as these contain a credit risk in that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

         The Company spent approximately $13.8 million during the quarter on upgrading and renovating its Hotels during the three months ended September 30, 2000 and a total of $36.7 million for the year 2000. It had completed renovations at seven hotels during the quarter and had seven additional hotels undergoing renovation at the end of the quarter. Room nights out-of-service, due to renovation, were less than 1% during the quarter. The Company currently plans to spend an additional $30 million on hotel renovations during the remainder of 2000 and expects an insignificant number of room nights to be lost as a result of such renovations.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid. The Company had entered into interest rate swap contracts relating to debt of $250 million at September 30, 2000.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at September 30, 2000, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2000. The Fair Value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at September 30, 2000 at then current market interest rates. The Fair Value of the Company's variable to fixed interest rate swaps indicates the estimated amount that would have been received by the Company had they been sold at September 30, 2000.


                                                        EXPECTED MATURITY DATE
                              ----------------------------------------------------------------------------
                               REMAINDER
                                  OF
                                 2000        2001      2002        2003       2004      2005   THEREAFTER      TOTAL    FAIR VALUE
                                 ----        ----      ----        ----       ----      ----   ----------      -----    ----------
                                                                 (IN THOUSANDS, EXCEPT RATES)
LIABILITIES
Debt:
   Fixed rate                  $ 3,338    $ 23,718   $13,039    $  34,906   $188,701  $43,090  $1,109,974    $1,416,766  $1,260,881
      Average interest rate       7.97%       9.38%     8.19%        8.09%      7.44%    8.67%       5.19%
   Variable rate               $   165    $    711   $   785    $ 434,413                      $      650    $  436,724  $  436,724
      Average interest rate       9.01%       9.21%     9.50%        9.24%                           9.63%

INTEREST RATE DERIVATIVES
Interest rate swaps:
   Variable to fixed                      $125,000              $ 125,000                                    $  250,000  $    3,448
      Average pay rate                        5.55%                  5.80%
      Average receive rate                    6.81%                  6.88%


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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) requires that all derivatives be recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current hedge transaction, and the type of hedge transaction. The Company will adopt these standards effective January 1, 2001 and is currently assessing the initial effects of adoption. During 1999, Financial Accounting Standards Board Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - deferral of the Effective Date of Statement of Financial Accounting Standards Board Statement No. 137 ("SFAS 137") was issued. This statement amended SFAS 133 deferring effective date to fiscal quarters of all fiscal years beginning after June 15, 2000. During 2000, Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging - an Amendment to the statement of Financial Accounting Standards No. 133 ("SFAS 138) was issued. This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2000.

                          PART II. -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         For information relating to certain other transactions by the Company through September 30, 2000, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

             Exhibit
             Number                    Description


             27            Financial Data Schedule.

         (b)      Reports on Form 8-K:

             None filed.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2000

                            FELCOR LODGING LIMITED PARTNERSHIP
                            a Delaware Limited Partnership

                            By:  FelCor Lodging Trust Incorporated
                                 Its General Partner




                            By:      /s/ Lester C. Johnson
                               ---------------------------------------
                                     Lester C. Johnson
                                     Vice President and Controller
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)

                               INDEX TO EXHIBITS


          EXHIBIT
           NUMBER          DESCRIPTION
           ------          -----------

             27            Financial Data Schedule.