Form 10-K
period 2000-12-31
FELCOR LODGING L P
filed 2001-04-02
CIK 1048789

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                      NONE
                                (Title of class)

        Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting and non-voting limited partnership interest held by non-affiliates of the registrant, as of March 15, 2001, was approximately $55.8 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
================================================================================

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                                                                             FORM 10-K
                                                                                              REPORT
ITEM NO.                                                                                       PAGE
- --------                                                                                     ----------
                                              PART I

1.    Business...................................................................................1
2.    Properties................................................................................16
3.    Legal Proceedings.........................................................................19
4.    Submission of Matters to a Vote of Security Holders.......................................19

                                             PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................20
6.    Selected Financial Data...................................................................22
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....23
7A.   Quantitative and Qualitative Disclosures About Market Risk................................38
8.    Financial Statements and Supplementary Data...............................................38
9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......38

                                             PART III

10.   Directors and Executive Officers of the Company ..........................................39
11.   Executive Compensation....................................................................39
12.   Security Ownership of Certain Beneficial Owners and Management............................39
13.   Certain Relationships and Related Transactions............................................39

                                                PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................40

                                     PART I

ITEM 1. BUSINESS

            At December 31, 2000, FelCor Lodging Limited Partnership and its subsidiaries (the "Company") owned interests in 186 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, the nation's second largest hotel real estate investment trust ("REIT"). At December 31, 2000, FelCor owned a greater than 86% equity interest in the Company. The Company owns 100% interests in 161 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels. The Hotels are located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (19 hotels), Florida (18 hotels) and Georgia (15 hotels).

            The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R), and independently owned Doubletree(R) branded hotels in the world. The following table provides a schedule of the Hotels, by brand, at December 31, 2000:

      BRAND                                                                  TOTAL
      -----                                                                  -----
Hilton(R) Brands:
       Embassy Suites ....................................................    59
       Doubletree and Doubletree Guest Suites(R) .........................    14
       Hampton Inn(R) ....................................................     9
       Hilton Suites(R) ..................................................     1
       Homewood Suites(R) ................................................     1
Bass Brands:
       Holiday Inn .......................................................    44
       Crowne Plaza and Crowne Plaza Suites(R) ...........................    18
       Holiday Inn Select(R) .............................................    10
       Holiday Inn Express(R) ............................................     5
Starwood Brands:
       Sheraton(R)and Sheraton Suites(R) .................................    10
       Westin(R) .........................................................     1
Other Brands .............................................................    14
                                                                             ---
            Total Hotels .................................................   186
                                                                             ===

            The Company seeks to increase operating cash flow through both internal growth and selective acquisitions, while maintaining a flexible and conservative capital structure. In addition to renovating, redeveloping and repositioning the Company's acquired hotels, the Company may seek to acquire new upscale properties that will benefit from affiliation with one of the premium brands available to the Company through its strategic brand owner and manager relationships with Hilton Hotels Corporation ("Hilton"), Bass plc ("Bass") and Starwood Hotels & Resorts Worldwide, Inc. ("Starwood").

            On July 28, 1998, the Company merged Bristol Hotel Company into FelCor. FelCor then contributed the assets so acquired to the Company in exchange for approximately 31 million units of partnership interest, resulting in the Company acquiring 107 primarily full-service hotels (the "Merger"). These hotels added more than 28,000 rooms and suites to the Company's portfolio, more than doubling the Company's size. The merger also provided diversification, both geographically and by asset class, by adding hotels in many of its key markets and broadening its portfolio in the full-service, upscale and midscale hotel markets.

            In the second quarter of 2000, the Company identified 25 non-strategic hotels and indicated its intent to sell these hotels. The Company expects gross sale proceeds from these sales to be approximately $150 million and net proceeds to be approximately $137 million (after deducting estimated transaction costs). The Company anticipates that the sale of these 25 hotels will result in a book loss of approximately $63 million. Accordingly, FelCor's Board of Directors approved the establishment of a $63 million reserve in the second quarter of 2000 for hotels held for sale, to reflect the difference between book value and the estimated market value of these hotels. In December 2000, the Company completed the sale of one of these hotels held for sale and recorded a gain of approximately $135,000.

            In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company holds a 50% equity interest, and subsidiary of Interstate Hotels Corporation ("IHC") holds the other 50% equity interest. Another subsidiary of IHC manages each of these hotels.

            On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions:

        o reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90% for taxable years after 2000; and

        o subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from a hotel REIT, provided that the hotels in question continue to be managed by unrelated third parties.

            As a result of the REIT Modernization Act's enactment, the Company undertook steps to realize the benefits the Act offers to REIT's by

        o effective January 1, 2001, acquiring DJONT Operations, L.L.C. and its consolidated subsidiaries ("DJONT") which leased 85 of the Company's hotels at December 31, 2000. The management contracts for all of the DJONT leased hotels remained in place.

        o effective January 1, 2001, completing the acquisition of 12 hotels leased to Bristol Hotels & Resorts and its consolidated subsidiaries ("Bristol"), entering into management contracts with a subsidiary of Bass for two of the hotels, a subsidiary of IHC for eight of the hotels, with a subsidiary of Hilton for one of the hotels and one hotel was sold.

        o effective July 1, 2001, acquiring leases for the remaining 88 hotels leased to Bristol and entering into long term management agreements with a subsidiary of Bass to manage these hotels.

        o contributing the acquired Lessee and/or leases as acquired, to newly created wholly owned taxable REIT subsidiaries ("TRS").

            The Company believes that the advantages of holding the Lessees in a TRS include (i) a more direct relationship with the hotel and the brand managers, (ii) elimination of potential conflicts of interest and (iii) the ability to present consolidated hotel level financial reporting.

            As the Hotel leases are acquired, the Company's results of operations reflect hotel revenues and expenses rather than percentage lease revenue. Pro forma consolidated statements of operations for the years ended December 31, 2000 and 1999, which reflect the acquisition of all the Hotel leases, are contained in the Notes to the Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

            The Leases

            At December 31, 2000, the Company leased 85 hotels to DJONT and leased 99 hotels to Bristol (Bristol together with DJONT, the "Lessees"). Bristol became a subsidiary of Bass by virtue of a merger between Bristol and a subsidiary of Bass in March 2000. Two of the Hotels were operated without a lease.

            At December 31, 2000, DJONT was a private company controlled by Thomas J. Corcoran, Jr. the President, Chief Executive Officer and a Director of FelCor. Subject to the receipt of certain lender consents, effective January 1, 2001, the Company acquired and contributed to a newly formed taxable REIT subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Company issued an aggregate of 416,667 units valued at approximately $10 million, which, together with DJONT's accumulated shareholders' deficit of $24.5 million, will be expensed in the first quarter of 2001 as a lease termination cost.

            Effective January 1, 2001, the Company completed the acquisition of 12 of the Bristol leases which were held by Bass. In consideration for the acquisition of such leases, FelCor issued to Bass 413,585 shares of FelCor's common stock valued at approximately $10 million. FelCor then transferred these leases to the Company and the Company then issued a corresponding number of units. The Company has entered into an agreement with IHC to manage eight of the hotels, two hotels are being managed by a subsidiary of Bass under short term management contracts, one hotel is being managed by a subsidiary of Hilton and one hotel was sold. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long term management agreements with Bass with regard to these hotels and FelCor will issue to Bass 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels managed by Bass under long term management agreements will be considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. The Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements.

            At January 1, 2001, (i) subsidiaries of Bass managed 91 of the Hotels, (ii) subsidiaries of Hilton managed 72 of the Hotels, (iii) subsidiaries of Starwood managed 11 of the Hotels, (iv) subsidiaries of IHC managed eight of the Hotels and (v) three independent management companies managed the four remaining Hotels.

THE INDUSTRY

            The United States hotel industry profitability has improved each year since 1992, the longest sustained growth in history. According to PricewaterhouseCoopers LLP's Lodging Research Journal, after a period of extended unprofitability in the late 1980's and early 1990's, during which time the increase in supply of new hotel rooms significantly outpaced growth in room demand, lodging industry revenues increased every year from 1992 through 2000. The percentage growth in room demand exceeded percentage growth in new room supply from 1992 through 1996. While 1997 and 1998 experienced the highest number of new room starts in the prior 10 years, 1999 showed a decline in new room starts from 1997-1998 levels. In spite of above-average increases in room supply, according to PricewaterhouseCoopers LLP's January 2001 Lodging Research Journal, room demand for the year 2000 reflected a growth rate of 3.7 percent, which was the strongest since 1989. Increases in room rates of an estimated 4.9 percent contributed to a growth in revenue per available room ("RevPAR") of 5.5 percent for the year. Although 2000 was the first year in which hotel occupancy had risen since 1995, PricewaterhouseCoopers indicated that occupancy in the U.S. lodging industry is expected to fall and estimated slower RevPAR growth during the first two quarters of 2001. However, it anticipates the lodging industry will regain momentum towards the end of 2001 and estimates RevPAR growth for 2001 to be 2.8%.

            Smith Travel Research, another leading provider of industry data, classifies hotel chains into five distinct categories: Upper Upscale, Upscale, Midscale with Food & Beverage, Midscale Without Food & Beverage, and Economy. The Company remains focused primarily on properties in the Upper Upscale (including Doubletree Guest Suites, Embassy Suites, Sheraton and Westin hotels), Upscale (including Crowne Plaza, Doubletree hotels and Homewood Suites), and Midscale With Food & Beverage (including Holiday Inn and Holiday Inn Select hotels) categories, from which the Company derived approximately 97% of its room and suite revenues in 2000. PricewaterhouseCoopers LLP's January 2001 Lodging Research Journal projects that for 2001, RevPAR growth will be 2.3% for Upper Upscale hotels, 2.4% for Upscale hotels, and 2.1% for hotels in the Midscale With Food & Beverage category. The same publication projects 2001 changes in supply and demand for each segment: Upper Upscale hotels, supply growth of 3.7% with a demand growth of 2.3%; Upscale hotels, supply growth of 4.2% with a demand growth of 3.7%; and hotels in the Midscale With Food & Beverage category with a supply growth of 0.3% and a decline in demand of 0.5%.

BUSINESS STRATEGY

            The Company seeks to increase operating cash flow through active asset management. In addition to actively overseeing the operation of its hotels by its lessees and their managers, the Company applies its asset management expertise to the renovation, redevelopment and rebranding of its hotels, to the maintenance of strong strategic relationships with its brand owners and managers, and to maintaining financial flexibility and a conservative balance sheet.

      HOTEL RENOVATION, REDEVELOPMENT AND REBRANDING

            The Company has historically sought to enhance the value of its portfolio through:

            o its practice of upgrading, renovating and/or redeveloping most of its recently acquired hotels to enhance their competitive position, and, in certain instances, rebranding them to improve their revenue generating capacity; and

            o its ongoing program for the maintenance of the Company's upgraded hotel assets, which includes:

                o the contribution of approximately 4% of total annual room and suite revenue to a capital reserve, for routine capital replacements and improvements; and

                o ensuring that the Lessees' adhere to a rigorous maintenance and repair program, resulting in the expenditure of more than 4% of annual hotel revenues on maintenance of the Hotels.

            For information regarding the Company's renovation, redevelopment and rebranding activities during 2000 and 1999, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Renovations, Redevelopments and Rebrandings" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2000.

      MAINTENANCE OF STRONG STRATEGIC RELATIONSHIPS

            The Company benefits from strategic brand owner and manager relationships with Hilton (Embassy Suites and Doubletree), Bass (Crowne Plaza and Holiday Inn) and Starwood (Sheraton and Westin).

            o Hilton, which acquired Promus Hotel Corporation on November 30, 1999, has a hotel portfolio of more than 1,800 hotels with more than 300,000 guest rooms in 50 states and the District of Columbia, and is the largest operator of full-service, all-suite hotels in the United States. In addition to its Hilton and Conrad International(R)-branded hotels, Hilton owns the Embassy Suites, Doubletree and Doubletree Guest Suites brands and at December 31, 2000, managed 71 of the

                Company's hotels. As a result of its acquisition of Promus Hotel Corporation, Hilton acquired an equity interest in the Company having an aggregate value of approximately $34 million at December 31, 2000, and became a 50% partner in unconsolidated entities with the Company in the ownership of 12 hotels and the holder of a 10% equity interest in certain consolidated subsidiaries owning six hotels. The relationship with Promus Hotel Corporation and its Embassy Suites brand provided the foundation for the Company's historical growth, and it expects to expand its relationship with Hilton, as the successor to Promus.

            o Bass is one of the largest hotel operating companies in the world. Bass owns, operates or franchises more than 3,000 hotels worldwide, with over 490,000 guest rooms in more than 100 countries around the world. Among the brands owned by Bass are Crowne Plaza, Holiday Inn, Holiday Inn Select, Holiday Inn Express and Inter-Continental(R). Bass, which acquired Bristol on March 31, 2000, managed 99 of our hotels at December 31, 2000. Bass also owns FelCor common stock and limited partnership units of the Company aggregating approximately 16.2% of the Company and FelCor's outstanding common stock.

            o Starwood is one of the world's largest hotel operating companies. Directly and through subsidiaries, Starwood owns, leases, manages or franchises more than 725 properties in 80 countries. The Company's strategic alliance with Starwood, coupled with the purchase of seven Sheraton hotels in 1997, provided the Company with its initial entry into the upscale, full-service, non-suite hotel market. Starwood manages 11 of the Company's hotels and is a 40% joint venture partner in the ownership of two hotels and a 50% joint venture partner in the ownership of one hotel.

      MAINTENANCE OF FINANCIAL FLEXIBILITY

            The Company is committed to maintaining substantial financial flexibility. In funding its growth, the Company has used a broad selection of financing sources to minimize the cost of capital, including public equity, collateralized mortgage-backed securities, public and private debt, and asset divestitures. It believes that its capital structure will continue to be among the most conservative in the hotel REIT industry. It further believes its financial flexibility should enable it to pursue selective expansion opportunities and to take advantage of renovation, redevelopment and rebranding opportunities to help it improve its hotels' competitive position.

      FINANCING TRANSACTIONS

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

            On August 1, 2000, the Company renewed its Line of Credit. The Line of Credit was reduced from $850 million to $600 million and the maturity was extended from July 2001 to August 2003. The effective interest rate on the renewed Line of Credit ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. An extraordinary charge of approximately $578,000 was recorded to write-off a portion of the deferred financing costs associated with the Line of Credit.

            On September 15, 2000, the Company completed the private placement of $400 million of senior unsecured notes which mature in September, 2008 and bear an interest rate of 9 1/2%. The notes were issued at a discount to yield 9.75%. The proceeds were used to retire the $375 million floating rate senior term loan, which matured in 2004, and to pay down the Line of Credit. An extraordinary charge of approximately $3.3 million was recorded to write-off unamortized deferred financing costs associated with the $375 million loan. On October 30, 2000, the Company subsequently completed an offer to exchange up to $400 million in aggregate principal amount of the private placement senior notes for notes with identical terms which were registered under the Securities Act of 1933.

            On January 11, 2001, the Company completed the private placement of an additional $100 million in 9 1/2% senior unsecured notes that mature in December, 2008. These notes were issued at a premium to yield an effective interest rate of 91/8%. The proceeds were used initially to pay down the Company's Line of Credit.

      HOTEL OPERATING PERFORMANCE

            Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for approximately 97% of the Company's Percentage Lease revenue.

            For a detailed discussion of the Company's hotel operating performance, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-The Hotels-Actual" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2000.

      SEASONALITY

            The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in quarterly hotel income, particularly during the fourth quarter. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

      COMPETITION

            The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full-service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. An increase in the number of competitive hotel properties in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and RevPAR of the Company's hotels in that area. The Company believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

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

      PROPERTY TAXES

            Each Hotel is subject to real and personal property taxes. During 2000, real and personal property taxes incurred by the Company amounted to $63.2 million, or 11.4 % of the Company's total revenues. Real and personal property taxes on the Hotels may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. FelCor's Vice President, Taxes, Michael L. Hunter and his staff, work with the numerous taxing authorities, both directly and through independent agents, to assure that the Hotels are fairly assessed and to minimize the Company's tax liabilities.

      TAX STATUS OF FELCOR

            FelCor has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ending December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level, on its taxable income that is distributed to its shareholders. FelCor may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its taxable income. In connection with FelCor's election to be taxed as a REIT, FelCor's Charter imposes restrictions on the ownership and transfer of shares of its common stock. The Company expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT. FelCor and the Company have adopted the calendar year as its taxable year.

            REIT Modernization Act

            On December 17, 1999, the provisions of the REIT Modernization Act were enacted into law. These provisions, which became effective January 1, 2001, will, among other things:

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

            This act and its potential impact on the Company are discussed in further detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K for the year December 31, 2000.

      LESSEE OPERATIONS

            At December 31, 2000, the Lessees leased all but two of the Hotels under Percentage Leases, pursuant to which the Lessee is obligated to pay the Company the greater of a minimum Base Rent or Percentage Rent based on a percentage of revenues. The Lessees have entered into and are responsible for the payment of all fees under the franchise licenses and management agreements relating to the Hotels, may hold the liquor licenses applicable to the Hotels, own and maintain the inventories required for the operation of the Hotels, pay for normal maintenance and repair expenses, enter into various operating, maintenance and service agreements with respect to the Hotels, and are responsible for compliance with the license, management and other agreements affecting hotel operations. In addition, the Lessees provide asset management services to the Hotels, including the supervision of the day-to-day operations of the Hotels by the management companies engaged to manage such Hotels and the establishment and implementation of capital expenditure programs.

            Audited financial statements for DJONT and Bristol Tenant Companies are filed with FelCor Lodging Trust Incorporated's annual report on Form 10-K for the year ended December 31, 2000.

      REPAIRS AND MAINTENANCE

            During the year ended December 31, 2000, approximately $41.0 million and $32.2 million was spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.4% of total hotel revenues.

      EMPLOYEES

            The Company has no employees. Management functions of the Company are performed by FelCor as the sole general partner. Mr. Corcoran entered into an employment agreement with FelCor in 1994 that continues through 2001. None of FelCor's other executive officers has an employment agreement with FelCor. In addition to Mr. Corcoran, FelCor had 50 other full-time employees at December 31, 2000. All persons employed in the day-to-day operation of the Company's Hotels are employees of the management companies engaged by the Lessees to operate such Hotels and are not employees of FelCor or the Company.

      PERSONNEL AND OFFICE SHARING ARRANGEMENTS

            The Company's general partner, FelCor, shares executive offices and certain employees with DJONT and FelCor, Inc. (a private company controlled by Mr. Corcoran). Each entity bears an allocated share of the costs thereof, including but not limited to rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by FelCor), office supplies, telephones and depreciation of office furniture, fixtures and equipment. The Company reimburses FelCor for its share of such allocated costs. Any such allocation of shared expenses to the Company is required to be approved by a majority of FelCor's Independent Directors. During 2000, approximately $7.5 million (approximately 89.5% of all allocable expenses) were paid by the Company and FelCor under this arrangement.

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

      The Company has had increases in leverage that could adversely affect its financial condition and the Company's corresponding unit redemptions

            As a result of its 1998 merger with Bristol Hotel Company, the Company's leverage increased during 1998, and has increased further to fund its renovation, redevelopment and rebranding program and FelCor's share repurchases (and the Company's corresponding unit redemptions). FelCor's share repurchase program authorizes repurchases up to an aggregate maximum of $300 million. Through December 31, 2000, FelCor had repurchased approximately 10.2 million shares of common stock under this program at an aggregate cost of approximately $185 million.

            At December 31, 2000 the Company had:

            o approximately $1.8 billion in consolidated debt, of which approximately $783 million was collateralized by mortgages or capital leases;

            o a ratio of consolidated debt to investment in hotels at cost of 39.9%;

            o a ratio of EBITDA to interest expense for the year ended December 31, 2000, of 2.8-to-1; and

            o $175 million of floating rate debt, which constituted 9.5% of its total debt.

            Most of the Company's floating rate debt bears interest at a rate equal to 2.00% plus the one month LIBOR rate. At December 31, 2000, the one month LIBOR rate was 6.565%. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense on its floating rate debt and reducing funds available for its current renovation, redevelopment and rebranding plans and its share repurchase program.

            The Company's leverage could have important consequences. For example, it could:

            o limit the Company's ability to obtain additional financing, if needed, for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements or other purposes;

            o increase the Company's vulnerability to adverse economic and industry conditions;

            o require it to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, future business opportunities or other purposes;

            o limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and

            o place it at a competitive disadvantage compared to competitors that have less debt.

      The Company may be unable to realize the anticipated benefits of its renovations

            The majority of its hotels either recently have been, or are in the process of being, substantially renovated, redeveloped and, in certain cases, rebranded. If the completion of the current renovation projects are significantly delayed, the Company's operating results could be adversely affected. In addition, no assurance can be given that the recently completed and ongoing improvements will achieve the results anticipated when the decision was made to invest in the improvements.

      Conflicts of interest could adversely affect the Company's business

            Certain FelCor directors. Subsidiaries of Bass currently manage 89 of our hotels. Richard C. North, who joined FelCor's Board during 1998, is the Group Finance Director of Bass plc, which is also the parent of Holiday Hospitality Franchising, Inc. Holiday Hospitality is the franchisor of most of the hotels managed by Bass and, together with its affiliates, owns FelCor common stock and FelCor LP units aggregating approximately 16.2% of the Company's outstanding common stock and units.

            Issues may arise under the franchise agreements and management contracts, and in the allocation of acquisition opportunities, that present conflicts of interests due to the relationship of Mr. North to the companies with which he is associated. As an example, in the event the Company enters into new or additional transactions with Bristol, the interests of Mr. North, by virtue of his relationship with Bass, may conflict with the Company's interests. For example, in the selection of franchises under which the Company's hotels will be operated, Mr. North by virtue of his relationship with Holiday Hospitality, may have interests that conflict with the Company's interest. It is anticipated that any director who has a conflict of interest with respect to an issue presented to the FelCor board will abstain from voting upon that issue, although he will have no legal obligation to do so. There are no provisions in FelCor's bylaws or charter that require an interested director to abstain from voting upon an issue. Although each director has a fiduciary duty of loyalty to FelCor, there is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to the Company's or FelCor's best interests. In addition, even if an interested director abstains from voting, the director's participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

            Acquisition of lessees. As a result of the passage of the REIT Modernization Act, FelCor was able to form or acquire taxable REIT subsidiaries
(TRSs) to acquire its existing hotel leases, and to serve as the lessee for any hotels acquired after January 1, 2001. Subject to the receipt of consents from certain lenders, the acquisition of DJONT was completed effective January 1, 2001. The acquisition of DJONT required negotiations between the Company and the owners of DJONT, including Mr. Corcoran and the children of Charles N. Mathewson, a director of FelCor. The interests of Mr. Corcoran and Mr. Mathewson were in direct conflict with the interest of the Company and FelCor in these negotiations and, accordingly, they abstained from participation in the discussion and vote on this matter. In December 2000, the Company sold one Bristol hotel and effective January 1, 2001 completed the acquisition of leases with respect to 12 hotels. In consideration for the acquisition and termination of such leases, 413,585 shares of FelCor common stock valued at approximately $10 million were issued to Bass with a corresponding number of units issued. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases held by Bristol effective July 1, 2001. The acquisition of the leases held by Bristol involved negotiations between the Company and Bass. Richard C. North, a director of FelCor, is the Group Finance Director of Bass plc. The interest of Bass in those negotiations was in direct conflict with the interests of the Company and FelCor. Mr. North abstained from participating in any discussion or vote by FelCor's Board of Directors relating to these transactions.

            Adverse tax consequences to certain affiliates on a sale of certain hotels. Messrs. Corcoran and Mathewson may incur additional tax liability if the Company sells its investments in six hotels that were acquired in July 1994 from partnerships controlled by these individuals. Consequently, the Company's interests could differ from Messrs. Corcoran and Mathewson's interests in the event that a sale of any of these hotels is considered. Decisions regarding a sale of any of these six hotels must be made by a majority of FelCor's independent directors.

      The Company has restrictive debt covenants that could adversely affect its ability to run its business

            At December 31, 2000, it had approximately $362 million borrowed under its line of credit. It also had issued and outstanding an aggregate of $700 million of senior notes. The indentures governing the senior notes and the agreements governing the line of credit contain various restrictive covenants including, among others, provisions restricting the Company from:

            o   incurring indebtedness;

            o   making distributions;

            o   making investments;

            o   engaging in transactions with affiliates;

            o   incurring liens;

            o   merging or consolidating with another person;

            o   disposing of all or substantially all of its assets; or

            o permitting limitations on the ability of its subsidiaries to make payments to it.

            These restrictions may adversely affect the Company's ability to finance its operations or engage in other business activities that may be in its best interest.

            In addition, certain of these agreements require the Company to maintain certain specified financial ratios. Its ability to comply with such ratios may be affected by events beyond its control. Under the most restrictive of these provisions, the maximum additional debt that the Company could incur for investment in hotel properties was limited to approximately $1 billion at December 31, 2000. These covenants also may restrict its ability to engage in certain transactions. In addition, any breach of these limitations could result in the acceleration of most of the Company's debt. It may not be able to refinance or repay this debt in full under such circumstances.

      The Company will encounter industry related risks that may adversely affect its business

      Investing in hotel assets involves special risks. The Company has invested only in hotel-related assets, and its hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

            o   competition from other hotels;

            o construction of more hotel rooms in a particular area than needed to meet demand;

            o increases in energy costs and other travel expenses that reduce business and leisure travel;

            o adverse effects of declines in general and local economic activity;

            o fluctuations in revenue caused by the seasonal nature of the hotel industry;

            o   adverse effects of a downturn in the hotel industry; and

            o risks generally associated with the ownership of hotels and real estate, as discussed below.

            The Company will be subject to the risks of hotel operations. Prior to January 1, 2001, substantially all of its hotels were leased to Bristol or DJONT under leases providing for the payment of rent based, in part, upon revenues from the hotels. Accordingly, the Company's operating risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. Following completion of the acquisition of DJONT and leases held by Bristol, the acquisition of such leases, in addition to the ownership expenses previously not borne by it, the Company will become subject to the risk of fluctuating hotel operating expenses, including but not limited to:

            o   wage and benefit costs;

            o   repair and maintenance expenses;

            o the costs of gas and electricity, which have increased significantly in recent months;

            o   the costs of liability insurance; and

            o   other operating expenses.

These operating expenses are more difficult to predict and control than revenue, resulting in an increased risk of volatility in the Company's results of operations.

            The Company could face increased competition. Each of its hotels competes with other hotels in a given geographic area. A number of additional hotel rooms have been or may be built in a number of the geographic areas in which the Company's hotels are located, which could adversely affect the results of operations of these hotels. An oversupply of hotel rooms could adversely affect both occupancy and rates in the markets in which the Company's hotels are located. A significant increase in the supply of Midprice, Upscale and Upper Upscale hotel rooms and suites, if demand fails to increase proportionately, could have a severe adverse effect on the Company's business, financial condition, and results of operations.

            Acquisition growth opportunities have decreased. There has been substantial consolidation in, and capital allocated to, the U.S. lodging industry since the early 1990's. This generally has resulted in higher prices for hotels. In addition, current market prices of FelCor's common stock make its cost of equity capital relatively high. These conditions have resulted in fewer attractive acquisition opportunities. An important part of the Company's historical growth strategy has been the acquisition and, in many instances, the renovation and repositioning of hotels at less than replacement cost. Continued industry consolidation and competition for acquisitions could adversely affect its growth prospects. The Company competes for hotel investment opportunities with other companies, some of which have greater financial or other resources than it has. Certain competitors may have a lower cost of capital and may be able to pay higher prices or assume greater risks than would be prudent for the Company to pay or assume.

            The Company must comply with requirements of franchise agreements. Most of its hotels are operated under various franchise licenses. Each license agreement requires that the franchised hotel be maintained and operated in accordance with certain standards. The franchisors also may require substantial improvements to the hotels as a condition to the renewal or continuation of these franchise licenses. If a franchise license terminates due to the Company's failure to make required improvements or to otherwise comply with its terms, the Company may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. The loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on the Company's business, financial condition and results of operations.

      The ability to grow may be limited by the Company's ability to attract debt financing

            Since the merger with Bristol Hotel Company, the Company has focused on its internal growth strategy, which includes the renovation, redevelopment and rebranding of the Hotels to achieve improved revenue performance. It may not be able to fund growth solely from cash provided from operating activities because FelCor must distribute at least 90% of taxable income each year to maintain its status as a REIT. Consequently, the Company must rely primarily upon the availability of debt or equity capital to fund hotel acquisitions and improvements. The ability of the Company to issue new equity securities is largely dependent on the market prices of such securities, which have not been high enough to effect a public offering of equity securities in recent years. Consequently, the Company may be largely dependent upon its ability to attract debt financing from public or institutional lenders. The Company can make no assurance that it will be successful in attracting sufficient debt financing to fund future growth at an acceptable cost. In addition, it currently has a policy of limiting debt to not more than 50% of its investment in hotel assets, at cost, which (unless waived or modified by its board of directors) could also limit its ability to incur additional debt to fund continued growth. At December 31, 2000, the Company's consolidated debt represented 39.9% of its investment in hotels at cost.

      The recent mergers of Promus and Bristol create uncertainties for the future

            While the Company expects its positive historical relationships with Promus and Bristol to continue with their successors, the mergers of Promus Hotel Corporation into a subsidiary of Hilton Hotels Corporation, and of Bristol Hotels & Resorts into a subsidiary of Bass plc, give rise to some uncertainties. Changes in personnel, brand standards or operating methods could adversely affect relationships, result in increases in required capital expenditures, reductions in hotel revenues or other adverse consequences of which the Company is not presently aware.

      FelCor is subject to potential tax risks

            The federal income tax laws governing REITs are complex. FelCor has operated and intends to continue to operate in a manner that is intended to qualify it as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, FelCor cannot be certain that it has been or will continue to be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of qualification as a REIT.

            Failure to make required distributions would subject FelCor to tax. In order to qualify as a REIT, each year FelCor must pay out to its shareholders at least 90% of its taxable income (other than any net capital gain). To the extent that FelCor satisfies the applicable distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed taxable income. In addition, FelCor will be subject to a 4% nondeductible tax if the actual amount it pays out to its shareholders in a calendar year is less than a minimum amount specified under federal tax laws. FelCor's only source of funds to make such distributions comes from distributions to FelCor from the Company on its units. Accordingly, the Company may be required to borrow money or sell assets to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy the applicable distribution requirement and to avoid corporate income tax and the 4% tax in a particular year.

            Failure to qualify as a REIT would subject FelCor to federal income tax. If FelCor fails to qualify as a REIT, FelCor would be subject to federal income tax on its taxable income. The Company might need to borrow money or sell hotels in order to distribute to FelCor the funds to pay any such tax. If FelCor ceases to be a REIT, it no longer would be required to distribute most of its taxable income to its shareholders. Unless its failure to qualify as a REIT were excused under federal income tax laws, FelCor could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

            Failure to have distributed Bristol Hotel Company's earnings and profits in 1998 could cause FelCor to fail to qualify as a REIT. At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. Arthur Andersen LLP prepared and provided to FelCor its computation of the accumulated earnings and profits of Bristol Hotel Company through the date of the merger of Bristol Hotel Company into FelCor, and FelCor made a corresponding special one-time distribution to its shareholders. Corresponding distributions were made by the Company on its units. However, the determination of accumulated earnings and profits for federal income tax purposes is extremely complex and the computations by Arthur Andersen LLP are not binding upon the IRS. Should the IRS successfully assert that the accumulated earnings and profits of Bristol Hotel Company were greater than the amount so distributed by FelCor, it may fail to qualify as a REIT.

            Sale of assets acquired from Bristol Hotel Company within ten years after the merger may result in tax. If, within ten years after the Bristol merger, the Company sells any assets acquired in the merger and recognizes a taxable gain on such sale, FelCor will be taxed at the highest corporate rate on an amount equal to the lesser of (i) the amount of gain that FelCor recognizes at the time of the sale or (ii) the amount of gain that FelCor would have recognized if it had sold the asset at the time of the merger for its then fair market value. The sales of Bristol hotels that have been made to date have not resulted in any material amount of tax liability. If FelCor is successful in selling all of the hotels shown as assets held for sale, FelCor could incur a significant tax liability, the amount of which cannot yet be determined.

      Departure of key personnel, including Mr. Corcoran, could adversely affect the Company's future operating results

      The Company will encounter risks that may adversely affect real estate ownership

            General Risks. The Company's investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

            o adverse changes in general or local economic or real estate market conditions;

            o   changes in zoning laws;

            o   changes in traffic patterns and neighborhood characteristics;

            o   increases in assessed valuation and tax rates;

            o   increases in the cost of property insurance;

            o   governmental regulations and fiscal policies;

            o   the potential for uninsured or underinsured property losses;

            o   the impact of environmental laws and regulations; and

            o   other circumstances beyond its control.

            Moreover, real estate investments are relatively illiquid, and the Company may not be able to vary its portfolio in response to changes in economic and other conditions.

            Compliance with environmental laws may adversely affect the Company's financial condition. Real estate owners are subject to numerous federal, state and local environmental laws and regulations. Under these laws, a current or prior owner of real estate may be liable for costs of cleaning up and removing hazardous or toxic substances found on his property, whether or not he was responsible for their presence. In addition, if an owner of real property arranges for the disposal of hazardous or toxic substances at another site, it may also be liable for the costs of cleaning up and removing such substances from the disposal site, even if it did not own or operate the disposal site. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances (including asbestos-containing materials) into the environment. Environmental laws may require one to incur substantial expenses and limit the use of his properties. The Company could be liable for substantial amounts for a failure to comply with applicable environmental laws, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous or toxic substances on a property can also adversely affect the value of, and the owner's ability to use, sell or borrow against, the property.

            No assurances can be given that future or amended laws, ordinances or regulations or more stringent interpretations or enforcement policies of existing environmental requirements, will not impose any material environmental liability, or that the environmental condition of the hotels will not be affected by changes (of which the Company is unaware) occurring subsequent to the dates of such audits, by the condition of properties in the vicinity of such hotels (such as the presence of leaking underground storage tanks) or by the actions or unrelated third parties.

            Compliance with Americans with Disabilities Act may adversely affect the Company's financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations (including hotels) are required to meet certain federal requirements for access and use by disabled persons. The Company believes that its hotels substantially comply with the requirements of the Americans with Disabilities Act. However, a determination that the hotels are not in compliance with that Act could result in liability for both governmental fines and damages to private parties. If the Company were required to make unanticipated major modifications to the hotels to comply with the requirements of the Americans with Disabilities Act, it could adversely affect its ability to pay its obligations.

ITEM 2. PROPERTIES

THE HOTELS

            The following table sets forth certain descriptive information regarding the Hotels in which the Company had ownership interests at December 31, 2000:

                                                                                                    YEAR             NUMBER OF
LOCATION                                                      FRANCHISE BRAND                     ACQUIRED         ROOMS/SUITES
- --------                                                      ---------------                     --------         ------------
Birmingham, AL(1).........................................    Embassy Suites                         1996               242
Montgomery (East I-85), AL................................    Holiday Inn                            1998               213
Texarkana (I-30), AR(2)...................................    Holiday Inn                            1998               210
Flagstaff, AZ.............................................    Embassy Suites                         1995               119
Phoenix (Airport - 44th St.), AZ..........................    Embassy Suites                         1998               229
Phoenix (Camelback), AZ...................................    Embassy Suites                         1996               233
Phoenix, (Crescent), AZ(1)................................    Sheraton                               1997               342
Scottsdale (Downtown), AZ(2)(3)...........................    Fairfield Inn                          1998               218
Tempe (ASU), AZ(1)........................................    Embassy Suites                         1998               224
Anaheim (Disney(R)Area), CA(1)............................    Embassy Suites                         1996               222
Burlingame (S.F. Airport So.), CA(2)......................    Embassy Suites                         1995               339
Covina (I-10), CA(1)(4)...................................    Embassy Suites                         1997               264
Dana Point, CA............................................    Doubletree Guest Suites                1997               198
El Segundo (LAX Airport South), CA........................    Embassy Suites                         1996               350
Irvine (Orange County Airport), CA........................    Crowne Plaza                           1998               335
Milpitas, CA(1)...........................................    Embassy Suites                         1996               267
Milpitas (San Jose North), CA.............................    Crowne Plaza                           1998               305
Napa, CA(1)...............................................    Embassy Suites                         1996               205
Oxnard (Mandalay Beach), CA...............................    Embassy Suites                         1996               249
Palm Desert, CA(1) .......................................    Embassy Suites                         1998               198
Pleasanton, CA............................................    Crowne Plaza                           1998               244
Santa Barbara, CA(1)......................................    Holiday Inn                            1998               160
San Diego (On the Bay), CA(2).............................    Holiday Inn                            1998               600
San Francisco (Financial District), CA(2).................    Holiday Inn                            1998               566
San Francisco (Fisherman's Wharf), CA(2)..................    Holiday Inn                            1998               584
San Francisco (Union Square), CA..........................    Crowne Plaza                           1998               400
San Rafael (Marin Co.), CA(1)(4)..........................    Embassy Suites                         1996               235
South San Francisco (S.F. Airport North), CA(1)...........    Embassy Suites                         1996               312
Aurora (Denver Southeast), CO(7)..........................    Doubletree                             1998               248
Avon (Beaver Creek Resort), CO............................    Independent                            1996                72
Hartford (Downtown), CT...................................    Crowne Plaza                           1998               342
Stamford, CT(2)...........................................    Holiday Inn Select                     1998               383
Wilmington, DE(7).........................................    Doubletree                             1998               244
Boca Raton, FL(3).........................................    Doubletree Guest Suites                1995               182
Boca Raton, FL............................................    Embassy Suites                         1996               263
Cocoa Beach (Oceanfront Resort), FL.......................    Holiday Inn                            1998               500
Deerfield Beach, FL(1)....................................    Embassy Suites                         1996               244
Ft. Lauderdale, FL(1).....................................    Embassy Suites                         1996               359
Ft. Lauderdale (Cypress Creek), FL(1).....................    Sheraton Suites                        1998               253
Jacksonville, FL..........................................    Embassy Suites                         1994               277
Kissimmee (Nikki Bird Resort), FL(2)......................    Holiday Inn                            1998               529
Lake Buena Vista (Walt Disney World(R)), FL(2)............    Doubletree Guest Suites                1997               229
Miami (Airport), FL(2)....................................    Crowne Plaza                           1998               304
Miami (Airport), FL(1)....................................    Embassy Suites                         1996               314
Orlando (North), FL.......................................    Embassy Suites                         1994               277
Orlando (South), FL(1)....................................    Embassy Suites                         1994               244
Orlando (International Drive Resort), FL..................    Holiday Inn                            1998               652
Orlando (Airport), FL.....................................    Holiday Inn Select                     1998               288
Tampa (Busch Gardens), FL(3)..............................    Doubletree Guest Suites                1995               129
Tampa (Rocky Point), FL...................................    Doubletree Guest Suites                1997               203
Tampa (Near Busch Gardens), FL(2).........................    Holiday Inn                            1998               395
Atlanta (Downtown), GA(3).................................    Courtyard by Marriott                  1998               211
Atlanta (Airport), GA.....................................    Crowne Plaza                           1998               378
Atlanta (Powers Ferry), GA(1).............................    Crowne Plaza                           1998               296
Atlanta (Buckhead), GA(1).................................    Embassy Suites                         1996               317
Atlanta (Airport), GA.....................................    Embassy Suites                         1998               233
Atlanta (Perimeter Center), GA(1)(4)......................    Embassy Suites                         1997               241
Atlanta (Downtown), GA(3).................................    Fairfield Inn                          1998               242
Atlanta (Airport North), GA(1)............................    Holiday Inn                            1998               493
Atlanta (Jonesboro South), GA(1)..........................    Holiday Inn                            1998               180

                                                                                                    YEAR             NUMBER OF
LOCATION                                                      FRANCHISE BRAND                     ACQUIRED         ROOMS/SUITES
- --------                                                      ---------------                     --------         ------------
Atlanta (Perimeter Dunwoody), GA(1).......................    Holiday Inn Select                     1998               250
Atlanta (Airport Gateway), GA.............................    Sheraton                               1997               395
Atlanta (Galleria), GA(1).................................    Sheraton Suites                        1997               278
Brunswick, GA.............................................    Embassy Suites                         1995               130
Columbus (Airport North), GA(2)...........................    Holiday Inn                            1998               223
Marietta, GA(3)...........................................    Hampton Inn                            1998               140
Davenport, IA(3)..........................................    Hampton Inn                            1998               132
Davenport, IA(3)..........................................    Holiday Inn                            1998               287
Chicago (Allerton), IL....................................    Crowne Plaza                           1998               443
Chicago (Lombard), IL(1)(4)...............................    Embassy Suites                         1995               262
Chicago (O'Hare), IL(1)...................................    Sheraton Suites                        1997               297
Deerfield, IL(1)..........................................    Embassy Suites                         1996               237
Moline, IL(3).............................................    Hampton Inn                            1998               138
Moline (Airport), IL(3)...................................    Holiday Inn                            1998               216
Moline (Airport), IL(3)...................................    Holiday Inn Express                    1998               111
Indianapolis (North), IN(1)(4)............................    Embassy Suites                         1996               222
Colby, KS(3)..............................................    Holiday Inn Express                    1998               72
Great Bend, KS(3).........................................    Holiday Inn                            1998               175
Hays, KS(3)...............................................    Hampton Inn                            1998               116
Hays, KS(3)...............................................    Holiday Inn                            1998               190
Overland Park, KS(1)(4)...................................    Embassy Suites                         1997               199
Salina, KS(1)(3)..........................................    Holiday Inn                            1998               192
Salina (I-70), KS(2)(3)...................................    Holiday Inn Express Hotel & Suites     1998                93
Lexington, KY.............................................    Hilton Suites                          1996               174
Lexington, KY(1)..........................................    Sheraton Suites                        1998               155
Baton Rouge, LA(1)........................................    Embassy Suites                         1996               224
New Orleans, LA(1)........................................    Embassy Suites                         1994               372
New Orleans (Chateau LeMoyne), LA(1)(2)(4)................    Holiday Inn                            1998               171
New Orleans (French Quarter), LA(1)(2)....................    Holiday Inn                            1998               276
Boston (Marlborough), MA(1)...............................    Embassy Suites                         1995               229
Boston (Government Center), MA(2).........................    Holiday Inn Select                     1998               303
Baltimore (BWI), MD(7)....................................    Embassy Suites                         1997               251
Troy, MI(7)...............................................    Embassy Suites                         1997               251
Bloomington, MN...........................................    Embassy Suites                         1997               219
Minneapolis (Airport), MN(1)..............................    Embassy Suites                         1995               311
Minneapolis (Downtown), MN................................    Embassy Suites                         1995               218
St. Paul, MN(5)...........................................    Embassy Suites                         1995               210
Kansas City (Country Club Plaza), MO (1)(2)(4)............    Embassy Suites                         1997               266
Kansas City (Northeast), MO...............................    Holiday Inn                            1998               167
St. Louis (Downtown), MO..................................    Embassy Suites                         1998               297
St. Louis (Westport), MO(1)...............................    Holiday Inn                            1998               318
Jackson (Downtown), MS(1).................................    Crowne Plaza                           1998               354
Jackson (Briarwood), MS(1)(3).............................    Hampton Inn                            1998               119
Jackson (North), MS(1)....................................    Holiday Inn Hotel & Suites             1998               224
Olive Branch (Whispering Woods Hotel and
  Conference Center), MS..................................    Independent                            1998               179
Charlotte, NC(1)(4).......................................    Embassy Suites                         1996               274
Raleigh/Durham, NC........................................    Doubletree Guest Suites                1997               203
Raleigh, NC(1)(4).........................................    Embassy Suites                         1997               225
Omaha, NE.................................................    Doubletree Guest Suites                1998               189
Omaha (Central), NE(1)....................................    Hampton Inn                            1998               132
Omaha (Southwest), NE.....................................    Hampton Inn                            1998               131
Omaha (I-80), NE(1).......................................    Holiday Inn                            1998               383
Omaha (Old Mill Northwest), NE............................    Crowne Plaza                           1998               213
Omaha (Southwest), NE.....................................    Holiday Inn Express Hotel & Suites     1998                78
Omaha (Southwest), NE.....................................    Homewood Suites                        1998               108
Parsippany, NJ(1)(4)......................................    Embassy Suites                         1996               274
Piscataway, NJ(1).........................................    Embassy Suites                         1996               225
Secaucus (Meadowlands), NJ(2)(4)..........................    Embassy Suites                         1997               261
Secaucus (Meadowlands), NJ................................    Crowne Plaza                           1998               301
Albuquerque (Mountain View), NM...........................    Holiday Inn                            1998               360
Syracuse, NY..............................................    Embassy Suites                         1997               215
Cleveland, OH.............................................    Embassy Suites                         1995               268
Columbus, OH..............................................    Doubletree Guest Suites                1998               194
Dayton, OH(1).............................................    Doubletree Guest Suites                1997               138
Tulsa, OK.................................................    Embassy Suites                         1994               240
Philadelphia (Center City), PA(1).........................    Crowne Plaza                           1998               445
Philadelphia (Independence Mall), PA(1)...................    Holiday Inn                            1998               364

                                                                                                     YEAR             NUMBER OF
LOCATION                                                      FRANCHISE BRAND                      ACQUIRED         ROOMS/SUITES
- --------                                                      ---------------                      --------         ------------
Philadelphia (Society Hill), PA(1)........................    Sheraton                               1997               365
Pittsburgh, PA(1)(2)......................................    Holiday Inn Select                     1998               251
Charleston (Mills House), SC..............................    Holiday Inn                            1998               214
Greenville (Roper), SC....................................    Crowne Plaza                           1998               208
Myrtle Beach (Kingston Plantation), SC....................    Embassy Suites                         1996               255
Knoxville (Central), TN(2)................................    Holiday Inn                            1998               242
Nashville (Airport), TN(3)................................    Doubletree Guest Suites                1997               138
Nashville, TN.............................................    Embassy Suites                         1994               296
Nashville (Opryland/Airport), TN(2).......................    Holiday Inn Select                     1998               385
Addison (North Dallas), TX(1).............................    Crowne Plaza                           1998               429
Amarillo (I-40), TX(2)....................................    Holiday Inn                            1998               247
Austin (Downtown), TX(7)..................................    Doubletree Guest Suites                1997               189
Austin (Airport North), TX(1)(4)..........................    Embassy Suites                         1997               261
Austin (Town Lake), TX....................................    Holiday Inn                            1998               320
Beaumont (Midtown I-10), TX...............................    Holiday Inn                            1998               253
Corpus Christi, TX(1).....................................    Embassy Suites                         1995               150
Dallas (Alpha Road), TX...................................    Bristol House(R)                       1998               127
Dallas (Market Center), TX(1).............................    Crowne Plaza                           1998               354
Dallas (Park Central), TX (1).............................    Crowne Plaza Suites                    1998               295
Dallas (Campbell Centre), TX(7)...........................    Doubletree                             1998               302
Dallas (DFW Airport South), TX............................    Embassy Suites                         1998               305
Dallas (Love Field), TX(1)................................    Embassy Suites                         1995               248
Dallas (Market Center), TX(1).............................    Embassy Suites                         1997               244
Dallas (Park Central), TX.................................    Embassy Suites                         1994               279
Dallas (Regal Row), TX(3).................................    Fairfield Inn                          1998               204
Dallas (Downtown West End), TX............................    Hampton Inn                            1998               311
Dallas, TX(1).............................................    Harvey Hotel                           1998               313
Dallas (Park Central), TX(6)..............................    Sheraton                               1998               438
Dallas (Park Central), TX(6)..............................    Westin                                 1997               545
Houston (Near the Galleria), TX(3)........................    Courtyard by Marriott                  1998               209
Houston (Medical Center), TX(1)...........................    Crowne Plaza                           1998               297
Houston (Near the Galleria), TX(3)........................    Fairfield Inn                          1998               107
Houston (I-10 East), TX(3)................................    Fairfield Inn                          1998               160
Houston (I-10 East), TX(3)................................    Hampton Inn                            1998               90
Houston (Medical Center), TX(1)(2)........................    Holiday Inn Hotel & Suites             1998               285
Houston (International Airport), TX(1)....................    Holiday Inn                            1998               401
Houston (I-10 West), TX...................................    Holiday Inn Select                     1998               345
Houston (Near Greenway Plaza), TX(1)......................    Holiday Inn Select                     1998               355
Irving (DFW Airport North), TX(1).........................    Harvey Hotel                           1998               506
Irving (DFW Airport North), TX(1).........................    Harvey Suites                          1998               164
Midland (Country Villa), TX...............................    Holiday Inn                            1998               250
Odessa (Parkway Blvd.), TX................................    Holiday Inn Express Hotel & Suites     1998               186
Odessa (Centre), TX.......................................    Holiday Inn Hotel & Suites             1998               245
Plano, TX(1)..............................................    Harvey Hotel                           1998               279
Plano, TX.................................................    Holiday Inn                            1998               161
San Antonio (Airport), TX(1)(2)(4)........................    Embassy Suites                         1997               261
San Antonio (Northwest), TX(1)(4).........................    Embassy Suites                         1997               217
San Antonio (Downtown), TX(2).............................    Holiday Inn                            1998               315
San Antonio (International Airport), TX...................    Holiday Inn Select                     1998               397
Waco (I-35), TX...........................................    Holiday Inn                            1998               171
Salt Lake City (Airport), UT(2)...........................    Holiday Inn                            1998               191
Tyson's Corner, VA (1)(4).................................    Sheraton                               1999               437
Burlington, VT(1).........................................    Sheraton                               1997               309
Cambridge, Canada.........................................    Holiday Inn                            1998               139
Kitchener (Waterloo), Canada..............................    Holiday Inn                            1998               182
Peterborough (Waterfront), Canada ........................    Holiday Inn                            1998               155
Sarnia, Canada............................................    Holiday Inn                            1998               151
Toronto (Yorkdale), Canada................................    Holiday Inn                            1998               370
Toronto (Airport), Canada.................................    Holiday Inn Select                     1998               444

- ----------

(1) Encumbered by mortgage debt.

(2) Situated on land leased under a long-term ground lease.

(3) This hotel is one of the 24 remaining non-strategic hotels that the Company intends to sell.

(4) This hotel is one of 16 hotels owned by unconsolidated entities in which the Company owns a 50% equity interest.

(5) Owned subject to a capitalized industrial revenue bond lease that expires in 2011 and permits the Company to purchase the fee interest at expiration for a nominal amount.

(6) This hotel is one of 2 hotels owned by a joint venture in which the Company owns a 60% equity interest.

(7) This hotel is one of 6 hotels in which the Company owns a 90% equity interest.

THE PERCENTAGE LEASES

            At December 31, 2000, each of the Hotels (with two exceptions) was leased pursuant to a Percentage Lease. As a result of the acquisition of DJONT on January 1, 2001, and acquisition of the Bristol leases on July 1, 2001, all of the hotel leases will be held by our taxable REIT subsidiaries.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

            There is not established public trading market for the Company's units. The units, however, are redeemable at the option of the holder for a like number of shares of common stock of FelCor or, at the option of FelCor, for the cash equivalent thereof. The following information is provided regarding the common stock of FelCor.

            FelCor's common stock is traded on the New York Stock Exchange under the symbol "FCH." The following table sets forth for the indicated periods the high and low sale prices for the common stock, as traded on such exchange.

                                                                  HIGH          LOW
                                                                ---------      -------
                                      1999
First quarter..............................................     $24 11/16      $21 5/8
Second quarter.............................................      26 1/8         20
Third quarter..............................................      21 5/8         16 11/16
Fourth quarter.............................................      18 3/8         16 1/4

                                      2000
First quarter..............................................     $18 3/4        $16 1/2
Second quarter.............................................      22 1/16        17 11/16
Third quarter..............................................      23 3/4         19 11/16
Fourth quarter.............................................      24 1/2         21 1/2


STOCKHOLDER INFORMATION

            At March 15, 2001, the Company had approximately 40 record and beneficial owners of its units.

DISTRIBUTION INFORMATION

            The Company has adopted a policy of paying regular quarterly distributions on its units, and cash distributions have been paid on the Company's units with respect to each quarter since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company on its units during 1999 and 2000.

                         QUARTER TO                           DISTRIBUTION          DISTRIBUTION            PER SHARE
                     WHICH DISTRIBUTION                          RECORD                PAYMENT             DISTRIBUTION
                           RELATES                                DATE                  DATE                  AMOUNT
                     ------------------                       ------------          ------------           ------------
      1999
      ----
First quarter.......................................             4/15/99               4/30/99              $0.55
Second quarter......................................             7/15/99               7/30/99              $0.55
Third quarter.......................................            10/15/99              10/29/99              $0.55
Fourth quarter......................................            12/30/99               1/31/00              $0.55

      2000
      ----
First quarter.......................................             4/14/00               4/28/00              $0.55
Second quarter......................................             7/14/00               7/31/00              $0.55
Third quarter.......................................            10/16/00              10/31/00              $0.55
Fourth quarter......................................            12/29/00               1/31/01              $0.55

            The foregoing distributions represent approximately a 0% return of capital in 2000 and an approximate 7.2% return of capital in 1999. In order to maintain its qualification as a REIT, FelCor must make annual distributions to its shareholders of at least 90% (95% prior to January 1, 2001) of its taxable income (which does not include net capital gains). For the years ended December 31, 2000 and December 31, 1999, FelCor had annual distributions totaling $2.20 per common share, of which only $2.09 and $1.84 per share, respectively, were required to satisfy the 95% REIT distribution test in the respective years. All of such funds were provided by the Company through distributions on its units. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet FelCor's REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to enable FelCor to retain its qualification as a REIT for federal income tax purposes.

            The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the Board of Directors of FelCor and will depend on the Company's actual cash flow, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the internal revenue code and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

            None

ITEM 6. SELECTED FINANCIAL DATA

              The following tables set forth selected financial data for the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 that has been derived from the financial statements of the Company and the notes thereto, audited by PricewaterhouseCoopers LLP, independent accountants. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                             2000            1999            1998(2)         1997         1996
                                           ----------      ----------      ----------      ----------   ----------
STATEMENT OF OPERATIONS DATA:
 Total revenue .........................   $  556,692      $  504,001      $  339,617      $  176,651   $  100,944
 Income before nonrecurring items ......   $   65,868(1)   $  136,653      $  123,937      $   69,652   $   48,881
 Net income ............................   $   66,391(1)   $  135,776      $  121,339      $   69,467   $   46,527
 Net income applicable to unitholders ..   $   41,709(1)   $  111,041      $   99,916      $   57,670   $   38,793

DILUTED EARNINGS PER UNIT:
 Income applicable to unitholders
 before extraordinary charge ...........   $     0.73(1)   $     1.59      $     1.93      $     1.68   $     1.58
 Net income applicable to unitholders ..   $     0.67(1)   $     1.57      $     1.87      $     1.67   $     1.49

OTHER DATA:
 Cash dividends per unit ...............   $     2.20      $     2.20      $    2.545(3)   $     2.10   $     1.92
 Funds From Operations (4) .............   $  288,636      $  286,895      $  217,363      $  129,815   $   77,141
 EBITDA (4) ............................   $  470,861      $  432,690      $  306,361      $  165,613   $   88,355
 Weighted average units outstanding ....       67,239          75,251          58,013          39,157       29,306

BALANCE SHEET DATA:
 Total assets ..........................   $4,103,603      $4,255,751      $4,175,383      $1,673,364   $  978,788
 Debt ..................................   $1,838,241      $1,833,954      $1,594,734      $  476,819   $  239,425

- ----------

(1) In the second quarter of 2000 the Company recorded a $63 million reserve for the sale of non-strategic hotel assets, which is reflected in the income statements presented for the period.

(2) On July 28, 1998, FelCor completed the merger of Bristol Hotel Company's real estate holdings with and into FelCor. FelCor then contributed the assets so acquired to the Company in exchange for approximately 31 million units of partnership interest. The merger resulted in the net acquisition of 107 primarily full-service hotels.

(3) In 1998, the Company declared a special one-time distribution of accumulated but undistributed earnings and profits as a result of the merger of Bristol Hotel Company into FelCor, in addition to the regular quarterly dividend of $0.55 per unit and $0.4875 per Series A preferred units. The amount of the one-time distribution was $0.345 per unit and $0.207 per Series A preferred unit.

(4) A more detailed description of FFO and EBITDA is contained in the "Funds From Operations" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            FelCor, the Company's sole general partner, is the nation's second largest hotel REIT. At December 31, 2000, the Company owned interests in 186 hotels with nearly 50,000 rooms and suites. Additional organizational information relating to the Company, and the definitions of certain capitalized terms, are contained in the Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

            The Company is the owner of the largest number of Embassy Suites(R), Crowne Plaza(R), Holiday Inn(R) and independently owned Doubletree(R) branded hotels in the world. The Hotels are located in 35 states and Canada with concentrations in Texas (41), California (19), Florida (18) and Georgia (15 hotels). The following table provides a schedule of the Hotels, by brand, operated by each of the Company's Lessees at December 31, 2000:

                                                                                                         NOT OPERATED
                         BRAND                                                  DJONT        BRISTOL     UNDER A LEASE      TOTAL
                         -----                                                  -----        -------     -------------      -----
Hilton(R) Brands:
       Embassy Suites......................................................      59                                          59
       Doubletree and Doubletree Guest Suites(R)...........................      14                                          14
       Hampton Inn(R)......................................................                    9                              9
       Hilton Suites(R)....................................................       1                                           1
       Homewood Suites(R)..................................................                    1                              1
Bass Brands:
       Holiday Inn.........................................................                   43              1              44
       Crowne Plaza and Crowne Plaza Suites(R).............................                   18                             18
       Holiday Inn Select(R)...............................................                   10                             10
       Holiday Inn Express(R)..............................................                    5                              5
Starwood Brands:
       Sheraton(R)and Sheraton Suites(R)...................................      10                                          10
       Westin(R)...........................................................       1                                           1
Other Brands...............................................................                   13              1              14
                                                                                ---          ---            ---            ----
            Total Hotels...................................................      85           99              2             186
                                                                                ===          ===            ===            ====

            The principal factors affecting the Company's results of operations are changes in room and suite revenues reflected by revenue per available room ("RevPAR"), renovations, redevelopments, and rebrandings of hotels and acquisitions.

         The Company seeks to increase operating cash flow through both internal growth and selective acquisitions, while maintaining a flexible and conservative capital structure. In addition to renovating, redeveloping and repositioning the Company's acquired hotels, the Company may seek to acquire existing or new upscale properties that will benefit from affiliation with one of the premium brands available to the Company through its strategic brand owner and manager relationships with Hilton Hotels Corporation ("Hilton"), Bass plc ("Bass") and Starwood Hotels & Resorts Worldwide, Inc. ("Starwood").

         On July 28, 1998, the Company merged Bristol Hotel Company into FelCor, acquiring its 107 primarily full-service hotels (the "Merger"). These hotels added more than 28,000 rooms and suites to the Company's portfolio, more than doubling the Company's size. The Merger also provided diversification, both geographically and by asset class, by adding hotels in many of its key markets and broadening its portfolio in the full-service, upscale and midscale hotel markets.

            In 1999 and 2000, the Company completed the major portion of its program of renovation, redevelopment and rebranding of hotels, which was undertaken to improve under-performing assets and increase revenues. The Company spent nearly $220 million in 1998, $222 million in 1999 and $95 million in 2000 on renovations, redevelopment, rebrandings, room additions to existing hotels and other hotel improvements. Management believes that its strategy of renovating, redeveloping and rebranding selected hotels continues to be effective in improving revenue performance.

            The Company's historical results of operations for 2000, 1999, and 1998 are summarized as follows (in millions, except percentages and hotel counts):

                                                             YEARS ENDED DECEMBER 31,                 PERCENTAGE CHANGE
                                                    ------------------------------------------   --------------------------
                                                      2000            1999           1998(b)      00 VS 99      99 VS 98(b)
                                                    ----------      ----------      ----------   ----------    ------------
Hotels owned at year end ........................          186             188             193         (1.1)%       (2.6)%
Revenues ........................................   $    556.7      $    504.0      $    339.6         10.5%        48.4%
Income before nonrecurring items ................   $     65.9(a)   $    136.7      $    123.9        (51.8)%(a)    10.3%
Net income applicable to unitholders ............   $     41.7(a)   $    111.0      $     99.9        (62.4)%(a)    11.1%
Funds From Operations (FFO) .....................   $    288.6      $    286.9      $    217.4          0.6%        32.0%
Earnings Before Interest, Taxes, Depreciation and
   Amortization (EBITDA) ........................   $    470.9      $    432.7      $    306.4          8.9%        41.2%

            (a) Includes a reserve of $63 million established for the proposed sale of 25 non-strategic hotels described under "Liquidity and Capital Resources" below.

            (b) Reflects the acquisition of the Bristol hotels effective July
                28, 1998.

            Historically the Company has been financed primarily with equity, resulting in a conservative financial structure. The Company's emphasis on maintaining this conservative approach is evidenced in part, by the following, as of December 31, 2000:

            o   Interest coverage ratio of 2.8x

            o   Total debt to annual EBITDA of 4.1x

            o   Borrowing capacity under its Line of Credit of $238 million

            o Consolidated debt equal to 39.9% of its investment in hotels at cost

            o   Fixed interest rate debt comprising 91% of total debt

            o   Secured mortgage debt to total assets of 19%

            o   Debt of approximately $24 million maturing in 2001

            On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions:

            o reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90% for taxable years after 2000; and

            o subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from a hotel REIT, provided that the hotels continue to be managed by unrelated third parties.

            As a result of the REIT Modernization Act's enactment, the Company, undertook steps to realize the benefits the Act offers to REIT's by:

            o effective January 1, 2001, acquiring DJONT which leased 85 of the Company's hotels at December 31, 2000. The management contracts for all of the DJONT leased hotels remained in place.

            o effective January 1, 2001, completing the acquisition of 12 hotels leased to Bristol and entering into management contracts with a subsidiary of Bass for two of the hotels, a subsidiary of Interstate Hotels Corporation for eight hotels, with a subsidiary of Hilton for one of the hotels and one hotel was sold.

            o effective July 1, 2001, acquiring leases for the remaining 88 hotels leased to Bristol and entering into long term management agreements with a subsidiary of Bass to manage these hotels.

            o contributing the acquired lessee and/or leases as acquired, to newly created, wholly-owned taxable REIT subsidiaries ("TRS").

            The Company believes that the advantages of holding the lessees and leases in a TRS include (i) a more direct relationship with the hotel and the brand managers, (ii) elimination of potential conflicts of interest and (iii) the ability to present consolidated hotel level financial reporting.

            As a result of the acquisition of the hotel leases the Company will report its results of operations showing hotel revenues and expenses rather than percentage lease revenue. Pro forma consolidated statements of operations for the years ended December 31, 2000 and 1999, which reflect the acquisition of the hotel leases, are contained in the Notes to the Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

RESULTS OF OPERATIONS

THE COMPANY -- ACTUAL

      Comparison of the Years Ended December 31, 2000 and 1999

            For the year ended December 31, 2000, the Company recorded net income of $66.4 million compared to $135.8 million for the year ended December 31, 1999. Included in expense for the year ended December 31, 2000, is a one-time reserve of $63.0 million related to 25 non-strategic hotels that the Company has identified as held for sale. The reserve represents the difference between the net book value of the hotels and their estimated net sale proceeds. Net income excluding the reserve would have been $129.4 million.

            The Company's total revenues increased $52.7 million to $556.7 million for the year ended December 31, 2000, compared to $504.0 million for the year end December 31, 1999. This increase is principally from increased Percentage Lease revenues of $46.0 million, which increased to $536.9 million from $490.9 million in the prior year.

            Changes in the Hotels' room and suite revenues significantly affect the Company because its principal source of revenue historically has been rent payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. During 2000 and 1999, Percentage Lease revenue derived from room and suite revenue represented 90% and 91% of total Percentage Lease revenue, respectively. RevPAR, which is a measure of room and suite revenue, increased by 7.0% in 2000 for all Hotels. This increase in RevPAR resulted from both increases in average daily rate ("ADR") at the Hotels and increases in occupied rooms ("Occupancy"). For the year ended December 31, 2000, ADR increased by 3.7% over the prior year and Occupancy increased by 2.2 percentage points. The Company's ability to achieve increases in room and suite revenue and RevPAR at its Hotels is affected, among other things, by overall demand in the marketplace, room supply and the success of the Company's renovation, redevelopment and rebranding program. The Company had 59 hotels which had undergone renovation, redevelopment or rebranding in either 1999 or 2000, which are identified by the Company as non-comparable hotels. The non-comparable hotels reflected increases in RevPAR of 10.1% which was greater than the results for hotels that had not recently undergone renovation. (A more detailed discussion of hotel room and suite revenue is contained in "The Hotels - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations).

            The Company generally seeks to improve those of its Hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding.

Since the beginning of 1998, the Company spent nearly $440 million in capital improvements to its Hotels. Management attributes much of the improvement in RevPAR to these capital improvements.

            Equity in income from unconsolidated entities increased by $6.3 million in 2000 compared to 1999. The principal reasons for this increase in 2000 were (i) a $3.7 million gain recorded in 2000 from the development and sale of the Brighton Beach condominiums at Kingston Plantation in Myrtle Beach, South Carolina, by an entity in which the Company owns a 50% equity interest and (ii) the operations of a hotel in which the Company acquired a 50% equity interest in the fourth quarter of 1999.

            Total expenses increased $123.5 million in the year ended December 31, 2000, to $490.8 million from $367.3 million in 1999. Included in total expenses is a reserve of $63.0 million, recorded in the second quarter of 2000, related to the 25 non-strategic hotels the Company has identified as held for sale. Total expenses, excluding the $63.0 million reserve for sale of non-strategic hotels, increased by $60.5 million, and as a percentage of total revenue increased to 77% from 73% in 1999. The major components of the increase in expenses were interest expense; taxes, insurance and other; and depreciation expense.

            Interest expense increased by $33.2 million for the year ended December 31, 2000, compared to 1999, and increased as a percentage of total revenue from 24.9% to 28.5%. This increase is principally the result of the following items:

        o The Company increased its average debt outstanding in 2000 by approximately $197 million over the prior year. The increase in average debt resulted principally from stock repurchases in 2000 of approximately $87 million and capital expenditures in 2000 totaling approximately $101.4 million.

        o The average interest rate on the Company's indebtedness increased from about 7% in 1999 to nearly 8% in 2000.

        o The Company capitalized interest related to major renovations of approximately $5.2 million in 1999, but because of reduced renovation activity in 2000, the Company had only $1.1 million of interest capitalized in 2000.

            Taxes, insurance and other increased by $11.1 million in 2000, compared to the prior year, and increased as a percentage of total revenue from 11.8% to 12.6%. This increase in expenses was principally from increases in real estate and personal property taxes. The Company's real estate and personal property taxes increased from higher assessed values generally resulting from the major renovations completed over the past three years.

            Depreciation expense increased by $7.8 million in 2000, compared to the prior year, and decreased as a percentage of total revenue from 30.3% to 28.9%. Depreciation expense increased principally as a result of additional depreciation related to fixed asset additions of $95 million in 2000 and $222 million in 1999.

            The Company also recorded gains on the sale of two hotels of $2.6 million and $1.8 million for the sale of excess land during the year ended December 31, 2000 and an extraordinary charge of $3.9 million for the write-off of deferred loan costs associated with debt which was retired prior to maturity.

      Comparison of the Years Ended December 31, 1999 and 1998

            For the years 1999 and 1998, the Company had total revenue of $504.0 million and $339.6 million, respectively, consisting primarily of Percentage Lease revenue of $490.9 million and $328.0 million. The increase in revenue is primarily attributable to the Company's acquisition and subsequent leasing, pursuant to Percentage Leases, of interests in more than 100 hotels in 1998, including the hotels that were acquired through the Merger on July 28, 1998. The hotels which were acquired during 1998, including those acquired through the Merger, accounted for $151.1 million (93%) of the change in Percentage Lease revenue for the twelve months ended December 31, 1999, compared to 1998. The 73 hotels owned throughout both of the years ended December 31, 1999 and 1998 produced an increase in Percentage Lease revenues of $10.9 million (or 1.9%) between 1998 and 1999.

            Changes in room and suite revenues significantly affect the Company because, historically, its principal source of revenue is rent payments from the Lessees under the Percentage Leases. The Percentage Leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. In 1999 and 1998, Percentage Lease revenue derived from room and suite revenue represented 91% and 93% of total Percentage Lease revenue, respectively. The 73 hotels owned throughout both 1999 and 1998 increased room and suite revenue by $11.6 million (or 2%) in 1999, compared to 1998, and increased RevPAR by 1.4%. The RevPAR increase was driven by an increase in ADR of 1.5%, despite a slight drop in Occupancy of 0.1 percentage points. Of the 73 hotels, 18 had undergone renovation in either 1998 or 1999. Those renovated hotels reflected increases in ADR of 2.2% and in RevPAR of 1.9%, which was greater than the results for hotels that had not undergone renovation. This reflects both the improvement from renovation and the impact of taking rooms out of service for such renovation.

            The Company generally seeks to improve those of its hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding. However, during the course of such improvements hotel revenue performance is often adversely affected, compared to the prior year, by such temporary factors as rooms and suites out of service and disruptions of hotel operations. During 1999, the Company spent $177 million on the renovation, redevelopment and rebranding of its hotels. As a result of the extensive renovations, the Company's portfolio experienced significant disruption during 1999, with approximately 350,000 room nights out of service, or 2% of its portfolio. (A more detailed discussion of hotel room and suite revenue is contained in the "The Hotels--Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

            Total expenses increased $151.7 million in the year ended December 31, 1999, to $367.3 million from $215.7 million in 1998. This increase resulted primarily from the additional hotels acquired in July 1998 through the Merger.

            Total expenses as a percentage of total revenue increased to 72.9% for the twelve months ended December 31, 1999, compared to 63.4% in 1998. The major components of the increase in expenses, as a percentage of total revenue, are depreciation, land leases, and interest expense.

            Depreciation increased, as a percentage of total revenue, to 30.4% in the twelve months ended December 31, 1999, from 26.8% in 1998. The relative increase in depreciation expense is primarily attributed to depreciation on $341.4 million in capital expenditures made over the past two years, approximately 40% of which are short-lived assets that are depreciated over 3 to 5 years.

            Land lease expenses represent 3.5% of total revenue in 1999, as compared to 2.4% in 1998. This increase, as a percentage of total revenue, results primarily from the larger percentage of hotels subject to land leases among those acquired through the Merger.

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

FUNDS FROM OPERATIONS AND EBITDA

            The Company and FelCor considers Funds From Operations ("FFO") and earnings before interest, taxes, depreciation and amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's and FelCor's operating performance and liquidity.

            The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from extraordinary items and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company and FelCor believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company and FelCor to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor do they necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

            The following table details the computation of Funds From Operations (in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        2000         1999         1998
                                                                     ---------    ---------    ---------
FUNDS FROM OPERATIONS (FFO):
Net income .......................................................   $  66,391    $ 135,776    $ 121,339
 Reserve for hotels held for sale ................................      63,000
 Series B preferred unit distributions ...........................     (12,937)     (12,937)      (8,373)
 Gain on sale of hotels ..........................................      (2,595)
 Extraordinary charge from write off of deferred financing fees ..       3,865        1,113        3,075
 Depreciation ....................................................     160,745      152,948       90,835
 Depreciation for unconsolidated entities ........................      10,167        9,995       10,487
                                                                     ---------    ---------    ---------
FFO ..............................................................   $ 288,636    $ 286,895    $ 217,363
                                                                     =========    =========    =========
Weighted average units outstanding (a) ...........................      67,239       75,251       58,013

       (a) Weighted average units outstanding are computed including dilutive options, unvested stock grants and assuming conversion of Series A preferred units to units.

            The following table details the computation of EBITDA (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
EBITDA:
Funds from operations ...............................   $288,636   $286,895   $217,363
 Interest expense ...................................    158,620    125,435     73,182
 Interest expense of unconsolidated entities.........      9,188      6,729      6,521
 Amortization expense ...............................      1,480        693        922
 Series B preferred distributions ...................     12,937     12,937      8,373
                                                        --------   --------   --------
EBITDA ..............................................   $470,861   $432,689   $306,361
                                                        ========   ========   ========
Weighted average units outstanding (a) ..............     67,239     75,251     58,013

       (a) Weighted average units outstanding are computed including dilutive options, unvested stock grants and assuming conversion of Series A preferred units to units.

THE HOTELS -- ACTUAL

            Upscale and full service hotels like Embassy Suites, Crowne Plaza, Holiday Inn and Holiday Inn Select, Doubletree and Doubletree Guest Suites, and Sheraton and Sheraton Suites hotels account for approximately 97% of the Company's Percentage Lease revenue and 98% of the Hotels' room and suite revenue.

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

      Comparison of the Hotels' Operating Statistics for the Years Ended December 31, 2000 and 1999

            The following table sets forth historical Occupancy, ADR and RevPAR at December 31, 2000 and 1999, and the percentage changes therein between the years presented for the Hotels in which the Company had an ownership interest at December 31, 2000. This information is presented regardless of the date of acquisition.

                                                                                   OCCUPANCY
                                                                      ---------------------------------------
                                                                       2000           1999          VARIANCE
                                                                      ------         ------        ----------
Bristol Comparable Hotels..............................               70.8%           69.9%          0.9 pts
DJONT Comparable Hotels................................               73.3%           71.7%          1.6 pts
 Total Comparable Hotels (a) ..........................               72.1%           70.8%          1.3 pts
Non-comparable Hotels (b) .............................               70.4%           65.7%          4.7 pts
     Total Hotels excluding hotels held for sale.......               71.5%           69.0%          2.5 pts
Hotels held for sale (c) ..............................               58.2%           59.4%        (1.2) pts
                        Total Hotels...................               70.4%           68.2%          2.2 pts

                                                                                     ADR
                                                                    -----------------------------------------
                                                                     2000            1999           VARIANCE
                                                                    -------         -------        ----------
Bristol Comparable Hotels..............................             $ 94.87         $ 91.23             4.0%
DJONT Comparable Hotels................................             $126.57         $121.21             4.4%
 Total Comparable Hotels (a) ..........................             $111.71         $107.09             4.3%
Non-comparable Hotels (b)..............................             $ 98.08         $ 95.42             2.8%
     Total Hotels excluding hotels held for sale.......             $106.87         $103.09             3.7%
Hotels held for sale (c)...............................             $ 69.58         $ 68.89             1.0%
                        Total Hotels...................             $104.42         $100.72             3.7%

                                                                                     REVPAR
                                                                    -----------------------------------------
                                                                     2000            1999           VARIANCE
                                                                    -------         -------        ----------
Bristol Comparable Hotels..............................              $67.13          $63.74              5.3%
DJONT Comparable Hotels................................              $92.75          $86.91              6.7%
 Total Comparable Hotels (a)...........................              $80.52          $75.85              6.2%
Non-comparable Hotels (b)..............................              $69.03          $62.72             10.1%
    Total Hotels excluding hotels held for sale........              $76.37          $71.13              7.4%
Hotels held for sale (c)...............................              $40.46          $40.94             (1.2)%
                        Total Hotels...................              $73.52          $68.72              7.0%

        (a) Bristol Comparable Hotels include 44 hotels and DJONT Comparable Hotels include 59 hotels which were not undergoing renovation, redevelopment, or rebranding in either the 2000 or 1999 periods reported and exclude hotels held for sale.

        (b) Non-comparable Hotels include 59 hotels undergoing redevelopment in either the 2000 or 1999 periods reported and exclude hotels held for sale.

        (c) Hotels held for sale include three DJONT leased hotels and 21 Bristol leased hotels, consisting of two Courtyard by Marriott hotels, five Fairfield Inn hotels, six Hampton Inn hotels, eight Holiday-branded hotels, and three Doubletree Guest Suites hotels.

            For the twelve months ended December 31, 2000, the Company's Comparable Hotels' RevPAR increased compared to the same period in 1999, by 6.2%. For the same period, the Comparable Hotels' ADR and Occupancy increased 4.3% and 1.3 percentage points, respectively. The total hotel portfolio RevPAR, excluding hotels held for sale, increased 7.4%. The ADR and Occupancy for these hotels increased 3.7% and 2.5 percentage points, respectively.

            The DJONT Comparable Hotels are predominately Embassy Suites, Doubletree and Doubletree Guest Suites, and Sheraton hotels. The Bristol Comparable Hotels are predominately Holiday Inn and Crowne Plaza hotels. The following table shows the Comparable Hotel RevPAR changes for the year ended December 31, 2000, compared to 1999, by brand:

                                                       REVPAR           PERCENTAGE OF TOTAL ROOM
                                                       CHANGE                 REVENUE
                                                       ------           ------------------------
Embassy Suites                    47 hotels             7.0%                   41.0%
Holiday Inn                       25 hotels             7.7%                   28.1%
Crowne Plaza                      13 hotels             4.6%                   13.1%
Doubletree-branded                 6 hotels             6.7%                    5.2%
Sheraton                           3 hotels             1.3%                    7.7%
Other                              9 hotels             0.5%                    4.9%
                                                                             ------
 Total                           103 hotels             6.2%                  100.0%
                                                                             ======

            The Company attributes much of the improvement in RevPAR to the renovation, rebranding and repositioning program in which the Company and, prior to the Merger, Bristol Hotel Company has spent nearly $500 million since the beginning of 1998. The Company's Hotels outperformed most other hotels in their respective markets during the year and the Company expects its Hotels to continue to favorably compare to other hotels in their markets.

            Through the fourth quarter of 2000, the Company's Embassy Suites hotels had experienced their sixth consecutive quarterly increase in Occupancy. The Company's 47 Comparable Embassy Suites hotels achieved a 7.0% growth in RevPAR for 2000, compared to the prior year. These hotels, which provide 41.0% of the Comparable Hotel room revenues, increased their ADR by 5.2% and Occupancy by 1.3 percentage points. The Company's Comparable Doubletree-branded hotels had a 6.7% RevPAR gain for the year, made up of increases in both Occupancy and ADR of 3.4 percentage points and 1.7%, respectively. The Company believes that, in addition to recent renovations at the majority of these hotels, the Hilton/Promus merger and the addition of the Hilton HHonors(R) guest frequency program has had and will continue to have a positive impact on its Embassy Suites and Doubletree-branded hotel revenues.

            Bass completed its merger with Bristol Hotels & Resorts at the end of the first quarter of 2000. The Company expects the integration of the Bristol management team with Bass will continue to be beneficial to the development and strengthening of the Crowne Plaza and Holiday brands.

            The Company's 13 Comparable Crowne Plaza hotels (all of which were renovated and rebranded from Holiday Inn and Harvey hotels), reported increased RevPAR of 4.6% for 2000, compared to 1999. This increase resulted primarily from a 2.6 percentage point increase in Occupancy between the periods. In addition to the recent renovations, the Company attributes a portion of this improvement to the change in marketing for the brand, which now supports the marketing of Crowne Plaza with the Inter-Continental(R) brand.

            The Company's Comparable Holiday-branded hotels increased RevPAR for the year by 7.7%. The increase in RevPAR resulted from a 1.1 percentage point increase in Occupancy and a 6.1% increase in ADR. The Company's 29 Comparable Holiday-branded hotels with greater than 250 rooms (representing nearly 80% of the Company's Holiday-branded revenue) reported an increase in RevPAR of 6.8% for the full year 2000, which came from Occupancy and ADR increases of 2.2 percentage points and 3.6%, respectively.

            Approximately 63% of the Company's 2000 Comparable Hotel room revenues were derived from four states: Texas, California, Florida and Georgia. Changes in Comparable Hotel RevPAR during 2000 for hotels in these states, compared to the same period in 1999, are illustrated in the following table:

                                                        REVPAR         PERCENTAGE OF TOTAL ROOM
                                                        CHANGE                REVENUE
                                                        ------         ------------------------
Texas                             28 hotels              4.0%                  20.9%
California                        16 hotels             14.8%                  25.7%
Florida                           10 hotels              3.6%                  11.0%
Georgia                            7 hotels              2.0%                   5.8%

            The Comparable Hotels in Texas, which account for approximately 20.9% of the Company's Comparable Hotel total room revenue, experienced the fourth consecutive quarter with positive RevPAR growth compared to prior year. The growth in supply from new hotels in most major markets in Texas appears to have slowed and management believes that their recently renovated hotels will continue to effectively compete in their market segments. The Company's 14 Comparable Hotels located in Dallas, which had been adversely affected by new competition in recent years, had RevPAR increases of 5.5% for the fourth quarter 2000 and 3.8% for the year.

            The Company's 59 Non-comparable Hotels reported an increase in RevPAR of 10.1% for the twelve months ended December 31, 2000. These hotels were profoundly affected by the Allerton Crowne Plaza (increased RevPAR by 89.5% for the twelve month period), which was closed for renovation in 1998 and partially reopened in the second quarter of 1999. The Non-comparable Hotels, excluding the Allerton, reported increased RevPAR of 7.5%.

RENOVATIONS, REDEVELOPMENTS AND REBRANDINGS

            The Company has historically sought to enhance the value of its portfolio through:

            o its practice of upgrading, renovating and/or redeveloping most of its recently acquired hotels to enhance their competitive position, and, in certain instances, rebranding them to improve their revenue generating capacity; and

            o its ongoing program for the maintenance of the Company's upgraded hotel assets, which includes:

                o the contribution of approximately 4% of total annual hotel revenue to a capital reserve, for routine capital replacements and improvements; and

                o ensuring that the Lessees' adhere to a rigorous maintenance and repair program, resulting in the expenditure of more than 4% of annual hotel revenues on maintenance of the Hotels.

      Renovation and Redevelopment Program

            The Company has demonstrated its ability to successfully generate returns on investments in renovations. Its renovation and rebranding of the 18 Crown Sterling Suites hotels, which were acquired during 1996 and 1997, achieved an overall RevPAR increase of 47.7% between 1996 and 2000. During 1998, 1999, and 2000, an aggregate of approximately $550 million in capital improvements and other capital expenditures were made to the Company's hotels, with approximately 3% of total hotel room nights being lost due to renovation in 1998, 2% in 1999 and 1% in 2000. During 2000, the Company spent approximately $55.8 million under its renovation and redevelopment program.

            During 2001, the Company currently expects to spend approximately $20 million on the renovation of 8 hotels, approximately $28 million to complete renovations started in 2000 at 46 hotels, and approximately $50 million for other capital expenditures. The Company is currently reviewing the feasibility of undertaking up to $64 million of additional renovations and room additions during 2001. The Company currently expects an insignificant number of room nights to be lost during 2001 as a result of renovations. By the end of 2001, the Company will have spent more than $1 billion since 1994 on renovations and other capital expenditures to its hotel portfolio, which should limit the need for future renovation expenditures primarily to those necessary to maintain the Hotels in their upgraded condition or to enhance a hotel's earning capability through room addition or rebranding as deemed appropriate.

      Capital Reserve

            During 2000, approximately $45.0 million was contributed to the capital reserve for capital replacements and improvements and approximately $45.6 million was spent on such replacements and improvements (which is in addition to the $55.8 million spent under the renovation and redevelopment program described above).

      Repairs and Maintenance

            During the year ended December 31, 2000, approximately $41.0 million and $66.7 million were spent by the Lessees on routine repairs and maintenance at the Hotels leased by DJONT and Bristol, respectively. This represents approximately 4.4% of total 2000 hotel revenues.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's principal source of cash to meet its cash requirements, including distributions and repayments of indebtedness, has historically been its share of the cash flow from the Percentage Leases. For the year ended December 31, 2000, cash flow provided by operating activities, consisting primarily of Percentage Lease revenue, was $277.3 million and Funds From Operations was $288.6 million.

            DJONT recorded a net loss of $11.2 million for the year ended December 31, 2000. DJONT's accumulated deficit totaled $24.5 million at December 31, 2000. The losses in the current year are partially attributed to increased costs of frequent guest programs instituted during the year and increased operating costs which resulted in lower than anticipated operating margins.

            Subject to the receipt of consents from certain lenders, effective January 1, 2001, the Company acquired and contributed to a taxable REIT subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Company issued an aggregate of 416,667 units of its limited partner interest (valued at $10 million based upon the $23.125 closing share price of FelCor common stock on December 29, 2000), 50% to an entity owned by Thomas J. Corcoran, Jr. and Hervey A. Feldman and 50% to an entity owned by the children of Charles N. Mathewson. The Company will treat the acquisition of DJONT, for financial reporting purposes, as a termination of the DJONT leases and, accordingly, will expense the value of the units issued as consideration together with the $24.5 million accumulated shareholders' deficit of DJONT, in the first quarter of 2001.

            Effective January 1, 2001, the Company completed the acquisition of 12 of the Bristol leases which were held by Bass. In consideration for the acquisition of such leases, the Company issued to Bass 413,585 shares of FelCor common stock valued at approximately $10 million and a corresponding number of units. Of the 12 hotels, (i) the Company has entered into an agreement with Interstate Hotels Corporation ("IHC") to manage eight of the hotels, (ii) two hotels are being managed by a subsidiary of Bass under short term management contracts, (iii) one hotel is being managed by a subsidiary of Hilton and (iv) one hotel was sold. In March 2001, the Company has entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long term management agreements with Bass with regard to these hotels and FelCor will issue to Bass 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels managed by Bass under long term management agreements will be considered to be lease termination costs for financial reporting purposes and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements.

            As a result of the effectiveness of the REIT Modernization Act, which, among other things, allows the Company to own its lessees in taxable REIT subsidiaries, and the acquisition of the Hotel leases in 2001, the Company will be reporting the income and expenses of operating hotels rather than lease income from the Percentage Leases. Any profits or losses from the TRS entities holding the hotel leases, after applicable corporate taxes, will be reflected in the Company's results of operations. Pro forma consolidated statements of operations for the years ended December 31, 2000 and 1999, which reflect the acquisition of the hotel leases, are contained in the Notes to the Consolidated Financial Statements of FelCor Lodging Limited Partnership, appearing elsewhere herein.

            In 2000, the Company identified 25 non-strategic hotels and indicated its intent to sell these hotels. The Company expects gross sale proceeds from these sales to be approximately $150 million and net proceeds to be approximately $137 million (after deducting estimated transaction costs). The Company anticipates that the sale of these 25 hotels will result in a book loss of approximately $63 million. Accordingly, FelCor's Board of Directors approved the establishment of a $63 million reserve in the second quarter of 2000 for hotels held for sale, to reflect the difference between book value and the estimated market value of these hotels. In December 2000, the Company completed the sale of one of these hotels held for sale and recorded a gain of approximately $135,000.

            In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company holds a 50% equity interest, and a subsidiary of IHC holds the other 50% equity interest. Another subsidiary of IHC manages each of these hotels.

            In January 2000, FelCor's Board of Directors authorized an increase in its share repurchase program to an aggregate of $300 million. The stock repurchases have been and, at the discretion of FelCor's management, may be made from time to time at prevailing prices in the open market or through privately negotiated transactions. FelCor funds the repurchase of stock through redemption of the Company's units, which redemptions are funded from existing credit facilities and proceeds from the sale of assets. During 2000, FelCor repurchased approximately 4.5 million shares of its outstanding common stock on the open market for approximately $86.7 million and the Company has redeemed a like number of units. Since inception of the program, FelCor has repurchased an aggregate of 10.3 million shares of its common stock for a total of approximately $185.1 million.

            The Company may incur indebtedness to make property acquisitions, to purchase shares of its capital stock or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes. At December 31, 2000, the Company had $26.1 million of cash and cash equivalents and had utilized $362 million under its $600 million revolving line of credit (the "Line of Credit").

            The following details the Company's debt outstanding at December 31, 2000 and 1999 (in thousands):

                                                                                                             DECEMBER 31,
                                                                                                     --------------------------
                                     COLLATERAL     INTEREST RATE           MATURITY DATE              2000             1999
                                     ----------     -------------           -------------            ----------      ----------
FLOATING RATE DEBT:
   Line of credit                       None        LIBOR + 200bp           August 2003              $ 112,000       $ 351,000
   Senior term loan                     (a)         LIBOR + 250bp           March 2004                                 250,000
   Mortgage debt                      3 hotels      LIBOR + 200bp           February 2003               61,909          62,553
   Other                                None        LIBOR + 200bp           Various                        650          32,282
                                                                                                    ----------      ----------
Total floating rate debt                                                                               174,559         695,835
                                                                                                    ----------      ----------

FIXED RATE DEBT:
   Line of credit - swapped             None            7.66%               August 2003                250,000         313,000
   Publicly-traded term notes           None            7.38%               October 2004               174,505         174,377
   Publicly-traded term notes           None            7.63%               October 2007               124,320         124,221
   Publicly-traded term notes           None            9.50%               September 2008             394,731
   Mortgage debt                     15 hotels          7.24%               November 2022              140,148         142,542
   Senior term loan - swapped           (a)             8.30%               March 2004                                 125,000
   Mortgage debt                      7 hotels          7.54%               April 2009                  97,604          99,075
   Mortgage debt                      6 hotels          7.55%               June 2009                   73,389          74,483
   Mortgage debt                      7 hotels          8.73%               May 2010                   144,032
   Mortgage debt                      8 hotels          8.70%               May 2010                   184,829
   Other                             13 hotels      6.96% - 7.23%           2000 - 2005                 80,124          85,421
                                                                                                    ----------      ----------
Total fixed rate debt                                                                                1,663,682       1,138,119
                                                                                                    ----------      ----------
            Total debt                                                                              $1,838,241      $1,833,954
                                                                                                    ==========      ==========

- ----------

(a) The senior term loan was retired early from the proceeds of publicly traded term notes issued in 2000.

            The Line of Credit contains various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain a certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 2000, the Company was not in default with respect to such covenants.

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

            The Company took several steps, during the year ended December 31, 2000, to increase its proportion of fixed rate debt, improve its debt maturity profile, diversify its funding sources and expand its financial flexibility.

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

            On August 1, 2000, the Company renewed its Line of Credit. The Line of Credit was reduced from $850 million to $600 million and the maturity was extended from July 2001 to August 2003. The effective interest rate on the renewed Line of Credit ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. An extraordinary charge of approximately $578,000 was recorded to write-off a portion of the deferred financing costs associated with the Line of Credit.

            On September 15, 2000, the Company completed the private placement of $400 million of senior unsecured notes that mature in September 2008 and bear an interest rate of 9 1/2%. The notes were issued at a discount to yield 9 3/4%. The proceeds were used to retire the $375 million floating rate senior term loan, which matured in 2004, and to pay down the Line of Credit. An extraordinary charge of approximately $3.3 million was recorded to write-off unamortized deferred financing costs associated with the $375 million loan. The Company subsequently completed an offer to exchange $400 million in aggregate principal amount of the private placement senior notes for notes with identical terms which were registered under the Securities Act of 1933.

            On January 11, 2001, the Company completed the private placement of an additional $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 9 1/8%. The proceeds were used initially to pay down the Company's Line of Credit.

            The Company had interest rate swap agreements with a total notional amount of $250 million that were outstanding at December 31, 2000 and which were designated as cash flow hedges. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its line of credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid, and the variable rate to be received by the Company at December 31, 2000 are summarized in the following table:

                                                          SWAP RATE
                                                          RECEIVED
                                    SWAP RATE           (VARIABLE) AT                 SWAP
NOTIONAL AMOUNT                   PAID (FIXED)            12/31/00                  MATURITY
- ---------------                   ------------          -------------               --------
$ 25 million                         5.5575%               6.8213%                  July 2001(a)
  25 million                         5.5480%               6.8213%                  July 2001(a)
  75 million                         5.5550%               6.8213%                  July 2001(a)
 100 million                         5.7955%               6.8213%                  July 2003
  25 million                         5.8260%               6.8213%                  July 2003
- ------------
$250 million
============

            (a) The variable rate payer has the option to terminate this swap in
                July 2001; if not so terminated, it matures July 2003.

            To provide for additional financing flexibility, FelCor has approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

            In the event of a significant economic downturn, the Company believes that its Hotels will continue to benefit from the Company's extensive capital expenditure programs. Most future renovation and redevelopment expenditures are discretionary and are expected to be funded from the Company's cash flow.

            The Company's $252.6 million in cash flow used in financing activities for the year ended December 31, 2000, relates primarily to the repurchase of approximately 4.5 million shares of FelCor's common stock for approximately $86.7 million and distributions aggregating $168.8 million.

INFLATION

            Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the Company's ability to raise room rates. Recently, some utility costs have increased at a faster rate than overall inflation. The Company may not be able to increase room rates sufficiently to offset the increased utility costs. However, in certain markets, the Company's Hotels have charged their guests a utility surcharge to help offset such increases.

SEASONALITY

            The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's quarterly revenue, particularly during the fourth quarter. To the extent cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the Line of Credit to make distributions to its equity holders.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

            Effective January 1, 2001, the Company will adopt SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133" or the "Statement"). SFAS 133 will be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

            SFAS 133 requires derivatives to be recorded on the balance sheet as an asset or liability at fair value. The Statement also requires that the Company record derivatives that are not hedges at fair value through earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the Company to offset a derivative instrument's gains and losses against related results on the hedged item in the income statement, to the extent effective, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company's interest rate swap contracts outstanding as of January 1, 2001, have been designated as cash flow hedges.

      Cash Flow Hedges

            The Company has entered into six interest rate swap agreements, with a total notional amount of $250 million. Three of these agreements, at the option of the variable rate payer, may be terminated in July 2001 or otherwise terminate in July 2003 along with the other three agreements. Under these arrangements, the Company receives the one month LIBOR rate and pays a fixed rate of 5.548% to 5.826%. Prior to adoption of FAS 133, the Company treated these swaps as hedges and accounted for them as such. The Company has not recorded any amounts on the Consolidated Balance Sheet as of December 31, 2000 in connection with these instruments and the net effect of the hedges was to record interest expense at the fixed rate of 7.548% to 7.826% on $250 million of variable rate debt. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with the interest on its Line of Credit facility through July 2003. Upon adoption, the Company will record the fair value of these swaps as an asset on its balance sheet valued at $248,000, with a corresponding credit to other comprehensive income. The Company will record subsequent changes in fair value of the swaps through other comprehensive income, except for changes related to ineffectiveness, during the period these instruments are designated as hedges.

            The Company has no other derivative instruments, including embedded derivatives under SFAS 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid. The Company had entered into interest rate swap contracts relating to debt of $250 million at December 31, 2000.

            The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at December 31, 2000, the table presents scheduled maturities and weighted average interest rates by maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2000. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at December 31, 2000 at then current market interest rates. The fair value of the Company's variable to fixed interest rate swaps indicates the estimated amount that would have been received by the Company had they been sold at December 31, 2000.

                             EXPECTED MATURITY DATE
                                 (IN THOUSANDS)

                                 2001        2002        2003       2004        2005       THEREAFTER        TOTAL       FAIR VALUE
                               --------     -------    --------   --------     -------     ----------      ----------    ----------
LIABILITIES
Debt:
 Fixed rate                    $ 23,092     $13,039    $ 34,906   $189,228     $43,127     $1,116,732      $1,420,124    $1,231,177
   Average interest rate           9.43%       8.19%       8.09%      7.44%       8.67%          5.17%
 Variable rate                    $ 711       $ 785    $422,413                                 $ 650      $  424,559    $  424,559
   Average interest rate           9.21%       9.50%       9.24%                                 9.63%
 Discount accretion                                                                                        $   (6,443)
                                                                                                           ----------
Total debt                                                                                                 $1,838,241
                                                                                                           ==========

INTEREST RATE DERIVATIVES
Interest rate swaps:
 Variable to fixed             $125,000(a)             $125,000                                            $  250,000    $      248
   Average pay rate                5.61%                   5.75%
   Average receive rate            6.57%                   5.89%

        (a) The variable rate payer has the option to terminate this swap in July 2001; if not so terminated, it matures July 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

            The Company has no directors or officers. Management functions of the Company are performed by FelCor as the sole general partner. Information about the directors and executive officers of FelCor is contained in FelCor's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            The Company has no directors or officers. Management functions of the Company are performed by FelCor as the sole general partner. Information about the directors and executive officers of FelCor is contained in FelCor's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)   1. Financial Statements

            Included herein at pages F-1 through F-35.

                  2. Financial Statement Schedules

            The following financial statement schedule is included herein at page F-32.

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

                  3. Exhibits

            The following exhibits are filed as part of this Annual Report on Form 10-K:

           EXHIBIT
           NUMBER       DESCRIPTION
           -------      -----------
            3.1      -  Amended and Restated Agreement of Limited Partnership of
                        the Company (filed as Exhibit 10.1 to FelCor's Annual
                        Report on Form 10-K/A Amendment No. 1 for the fiscal
                        year ended December 31, 1994 (the "1994 10-K/A") and
                        incorporated herein by reference).

            3.2      -  First Amendment to Amended and Restated Agreement of
                        Limited Partnership of the Company dated as of November
                        17, 1995 by and among FelCor, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Company
                        (filed as Exhibit 10.1.1 to FelCor's Annual Report on
                        Form 10-K, as amended, for the fiscal year ended
                        December 31, 1995 (the "1995 10-K") and incorporated herein by reference).

            3.3      -  Second Amendment to Amended and Restated Agreement of
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

            3.6      -  Fifth Amendment to Amended and Restated Agreement of
                        Limited Partnership of the Company dated as of May 2, 1996, between FelCor and all of the persons or entities who are or shall in the future become limited partners of the Company, adopting Addendum No. 2 to Amended and Restated Agreement of Limited Partnership of the Company dated as of May 2, 1996 (filed as Exhibit 10.1.5 to
                        FelCor's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

           EXHIBIT
           NUMBER       DESCRIPTION
           -------      -----------
            3.7      -  Sixth Amendment to Amended and Restated Agreement of
                        Limited Partnership of the Company dated as of September
                        16, 1996, by and among FelCor, John B. Urbahns, II and
                        all of the persons or entities who are or shall in the
                        future become limited partners of the Company (filed as
                        Exhibit 10.1.6 to FelCor's Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1996, and
                        incorporated herein by reference).

            3.8      -  Seventh Amendment to Amended and Restated Agreement of
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

            3.18     -  Seventeenth Amendment to Amended and Restated Agreement
                        of Limited Partnership of the Company dated as of November 1, 2000, by and among FelCor, Bass America,
                        Inc. and all of the persons or entities who are or shall in the future become limited partners of the Company
                        (filed as Exhibit 10.1.17 to FelCor's Annual Report on form 10-K for the fiscal year ended December 31, 2000
                        (the "2000 10-K"), and incorporated herein by reference).

            4.1      -  Indenture dated as of April 22, 1996 by and between
                        FelCor and Sun Trust Bank, Atlanta, Georgia, as Trustee
                        (filed as Exhibit 4.2 to FelCor's Form 8-K dated May 1,
                        1996 and incorporated herein by reference).

            4.2      -  Indenture dated as of October 1, 1997 by and among the
                        Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee
                        (filed as Exhibit 4.1 to the Registration Statement on
                        Form S-4 (file No. 333-39595) and the other co-registrants named therein and incorporated herein by reference).

           EXHIBIT
           NUMBER       DESCRIPTION
           -------      -----------
            4.2.1    -  First Amendment to Indenture dated as of February 5,
                        1998 by and among Registrant, FelCor, the Subsidiary
                        Guarantors named therein and SunTrust Bank, Atlanta,
                        Georgia, as Trustee (filed as Exhibit 4.2 to the
                        Registration Statement on Form S-4 (File No. 333-39595)
                        and incorporated herein by reference).

            4.2.2    -  Second Amendment to Indenture and First Supplemental
                        Indenture dated as of December 30, 1998, by and among Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee
                        (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated herein by reference).

            4.2.3    -  Third Amendment to Indenture dated as of March 30, 1999 by and among the Company, FelCor, the Subsidiary
                        Guarantors named therein, who are signatories thereto and SunTrust Bank, Atlanta (filed as Exhibit 4.7.3 to
                        FelCor's Form 10-Q for the quarter ended March 31, 1999
                        (the "March 1999 10-Q"), and incorporated herein by reference).

            10.1     -  Form of Lease Agreement between the Registrant as Lessor and DJONT Operations, L.L.C. or its subsidiaries
                        ("DJONT") as Lessee (filed as Exhibit 10.2.1 to the 1995
                        10-K and incorporated herein by reference).

            10.1.1   -  Omnibus Lease Amendment Agreement dated as of June 30,
                        1998 among FelCor, the Company, and DJONT to clarify the meaning of Article III of the lease as represented by the actual course of dealing between lessors and lessees under such leases (filed as Exhibit 10.19 to FelCor's
                        Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

            10.2     -  Form of Lease Agreement between the Company as Lessor
                        and a subsidiary of Bristol Hotels & Resorts ("BHR") as Lessee (the "Bristol Lease Agreement") (filed as Exhibit
                        10.3 to the 1998 10-K and incorporated herein by reference).

            10.2.1   -  Amended and Restated Master Hotel Agreement dated as of
                        July 27, 1998 among the Company, FelCor, BHR and the lessors and lessees named therein (filed as Exhibit
                        10.17 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

            10.3     -  Employment Agreement dated as of July 28, 1994 between
                        FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit
                        10.8 to the 1994 10-K/A and incorporated herein by reference).

            10.4     -  Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

            10.5     -  Savings and Investment Plan of FelCor (filed as Exhibit
                        10.10 to the 1994 10-K/A and incorporated herein by reference).

            10.6     -  1995 Restricted Stock and Stock Option Plan of the
                        Company (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

            10.7     -  Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to FelCor's
                        Form 10-Q for the quarter ended September 30, 1999 (the
                        "September 1999 10-Q") and incorporated herein by reference).

            10.8     -  1998 Restricted Stock and Stock Option Plan (filed as
                        Exhibit 4.2 to FelCor's Registration Statement on Form
                        S-8 (File No. 333-66041) and incorporated herein by reference).

            EXHIBIT
            NUMBER      DESCRIPTION
            -------     -----------
            10.9     -  Second Amended and Restated 1995 Equity Incentive Plan
                        (filed as Exhibit 99.1 to FelCor's Post-Effective
                        Amendment on Form S-3 to Form S-4 Registration Statement
                        (File No. 333-50509) and incorporated herein by
                        reference).

            10.10    -  Amended and Restated Stock Option Plan for Non-Employee
                        Directors (filed as Exhibit 99.2 to FelCor's
                        Post-Effective Amendment on Form S-3 to Form S-4
                        Registration Statement (File No. 333-50509) and incorporated herein by reference).

            10.11    -  Form of Severance Agreement for executive officers and
                        certain key employees of FelCor (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

            10.12    -  Agreement dated as of April 15, 1995 among FelCor, the
                        Company, FelCor, Inc., Thomas J. Corcoran, Jr. and
                        Hervey A. Feldman relating to purchase of securities
                        (filed as Exhibit 10.15 to the Registration Statement on
                        Form S-11 (File No. 33-91870) and incorporated herein by reference).

            10.13    -  Voting and Cooperation Agreement dated as of March 23,
                        1998 among the Company, Bristol, Bass America Inc.,
                        Holiday Corporation and United/Harvey Holdings, L.P.
                        (filed as Exhibit 99.7 to FelCor's Registration
                        Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

            10.14    -  Spin-Off Agreement dated as of March 23, 1998 among
                        Bristol, Bristol Hotel Management Corporation and
                        Bristol Hotel and Resorts, Inc., as agreed to by FelCor
                        (filed as Exhibit 99.8 to FelCor's Registration
                        Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

            10.15    -  Stockholders' and Registration Rights Agreement dated as of July 27, 1998 by and among FelCor, Bass America,
                        Inc., Holiday Corporation, Bass plc, United/Harvey
                        Investors I, L.P., United/Harvey Investors II, L.P.,
                        United/Harvey Investors III, L.P., United/Harvey
                        Investors IV, L.P., and United/Harvey Investors V, L.P.
                        (filed as Exhibit 10.18 to FelCor's Form 8-K dated
                        August 10, 1998, and incorporated herein by reference).

            10.16    -  Sixth Amended and Restated Credit Agreement dated as of
                        December 18, 2000, among the Registrant, the Partnership and FelCor Canada Co., as Borrowers, the Lenders party thereto, The Chase Manhattan Bank and The Chase
                        Manhattan Bank of Canada, as Administrative Agents,
                        Chase Securities, Inc., as Joint Lead Arranger, Joint
                        Book Manager and Syndication Agent, Bankers Trust
                        Company, as Joint Lead Arranger, Joint Book Manager and
                        Documentation Agent, Bank of America, N.A. and Wells
                        Fargo Bank, National Association, as Documentation
                        Agents (filed As Exhibit 10.17 to the 2000 10-K and incorporated herein by reference).

            10.17    -  Loan Agreement dated as of October 10, 1997 among
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

            EXHIBIT
            NUMBER      DESCRIPTION
            -------     -----------
            10.17.1  -  First Amendment to Loan Agreement and Ancillary Loan
                        Documents made as of May 28, 1999, among FelCor Lodging
                        Company, L.L.C., FelCor Lodging Holding Company, L.L.C.
                        and LaSalle National Bank, as Trustee for Nomura Asset
                        Securities Corporation Commercial Pass-Through
                        Certificates Series 1998-D6, administrative agent and
                        collateral agent (filed as Exhibit 10.19.1 to the 1999
                        10-K and incorporated herein by reference).

            10.18    -  Deed of Trust, Security Agreement, Assignment of Leases
                        and Rents, Fixture Filing and Financing Statement, dated
                        March 1, 1999, by FelCor Hotel Company II, Ltd., as
                        Grantor, to Howard E. Schreiber, Trustee, in trust for the benefit of Bankers Trust Company, as Beneficiary
                        (filed as Exhibit 10.21 to the March 1999 10-Q, and incorporated herein by reference).

            10.19.1  -  Loan Agreement, dated April 1, 1999, among FelCor
                        Lodging Trust Incorporated and FelCor Lodging Limited
                        Partnership as Borrower, and The Lenders Party Thereto and The Chase Manhattan Bank as Administrative Agent and
                        Collateral Agent (filed as Exhibit 10.22.1 to the March
                        1999 10-Q, and incorporated herein by reference).

            10.19.2  -  Guaranty, dated April 1, 1999, made by each of the named
                        Guarantors therein, who are signatories thereto (filed as Exhibit 10.22.2 to the March 1999 10-Q, and incorporated herein by reference).

            10.19.3  -  Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories thereto, in favor of The Chase Manhattan
                        Bank, as Collateral Agent (filed as Exhibit 10.22.3 to the March 1999 10-Q, and incorporated herein by reference).

            10.19.4  -  Second Amendment to Loan Agreement dated as of August
                        20, 1999, among FelCor and the Company, as Borrower, the financial institutions party thereto, and The Chase
                        Manhattan Bank, as administrative agent (filed as Exhibit 10.22.4 to the September 1999 10-Q and incorporated herein by reference).

            10.19.5  -  Third Amendment to Loan Agreement dated as of December
                        1, 1999, among FelCor and the Registrant, as Borrower, the financial institutions party thereto, and The Chase
                        Manhattan Bank, as Administrative Agent.

            10.19.6 -   Fourth Amendment to Loan Agreement dated as of August 7,
                        2000, among FelCor and the Company, as Borrower, the
                        financial institutions party thereto and The Chase
                        Manhattan Bank, as Administrative Agent (filed as
                        Exhibit 10.21.6 to the Company's Registration Statement
                        on Form S-4 (file no. 333-47506) and incorporated
                        herein by reference).

            10.20    -  Form of Mortgage, Security Agreement and Fixture Filing
                        by and between FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential Insurance Company of America as
                        Mortgagee (filed as Exhibit 10.23 to the March 1999
                        10-Q, and incorporated herein by reference).

            10.20.1  -  Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS
                        Holdings, L.P., payable to the order of The Prudential
                        Insurance Company of America. (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 (the "June 1999 10-Q") and incorporated herein by reference).

            10.20.2  -  Form of Mortgage, Security Agreement and Fixture Filing
                        by and between FelCor/CSS Holdings, L. P., as Mortgagor, and The Prudential Insurance Company of America, as
                        Mortgagee (incorporated by reference to Exhibit 10.23 to FelCor's Form 10-Q for the quarter ended March 31,
                        1999).

            10.20.3  -  Mortgage Loan Agreement dated as of April 1, 1999, by and between The Prudential Insurance Company of America, as Lender, and FelCor/CSS Holdings, L.P., as Borrower
                        (filed as Exhibit 10.23.3 to the June 1999 10-Q and incorporated herein by reference).

            EXHIBIT
            NUMBER      DESCRIPTION
            -------     -----------
            10.21.1  -  Form of six separate Promissory Notes each dated May 12,
                        1999, made by FelCor/MM Holdings, L.P. payable to the
                        order of Massachusetts Mutual Life Insurance Company in
                        the respective original principal amounts of $12,500,000
                        (Embassy Suites-Dallas Market Center), $14,000,000
                        (Embassy Suites-Dallas Love Field), $12,450,000 (Embassy
                        Suites-Tempe), $11,550,000 (Embassy Suites-Anaheim),
                        $8,900,000 (Embassy Suites-Palm Desert), $15,600,000
                        (Embassy Suites-Deerfield Beach) (filed as Exhibit
                        10.24.1 to the June 1999 10-Q and incorporated herein by
                        reference).

            10.21.2  -  Form of Deed of Trust, Security Agreement and Fixture
                        Filing, each dated as of May 12, 1999, from FelCor/MM
                        Holdings, L.P., as Borrower, in favor of Fidelity
                        National Title Insurance Company, as Trustee, and
                        Massachusetts Mutual Life Insurance Company, as
                        Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                        Exhibit 10.24.1, also executed by FelCor/CSS Holdings,
                        L.P. with respect to the Embassy Suites-Anaheim and Embassy Suites-Deerfield Beach, and by FelCor Lodging
                        Limited Partnership with respect to the Embassy
                        Suites-Palm Desert (filed as Exhibit 10.24.2 to the June
                        1999 10-Q and incorporated herein by reference).

          * 21       -  List of Subsidiaries of the Registrant.



- ----------

*    Filed herewith.

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

                                       FELCOR LODGING LIMITED PARTNERSHIP
                                       a Delaware Limited Partnership

                                       By: FelCor Lodging Trust Incorporated
                                           Its General Partner


                                       By: /s/ Lawrence D. Robinson
                                           -----------------------------------
                                               Lawrence D. Robinson
                                               Executive Vice President

Date:       March 29, 2001

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       DATE                                                               SIGNATURE
       ----                                                               ---------
  March 29, 2001                                                    /s/ Donald J. McNamara
                                                --------------------------------------------------------------
                                                                      Donald J. McNamara
                                                              Chairman of the Board and Director

  March 29, 2001                                                 /s/ Thomas J. Corcoran, Jr.
                                                --------------------------------------------------------------
                                                                   Thomas J. Corcoran, Jr.
                                                       President and Director (Chief Executive Officer)

  March 29, 2001                                                    /s/ Lester C. Johnson
                                                --------------------------------------------------------------
                                                                      Lester C. Johnson
                                                             Senior Vice President and Controller
                                                (Principal Financial Officer and Principal Accounting Officer)

  March   , 2001
                                                --------------------------------------------------------------
                                                                  Melinda J. Bush, Director

  March 27, 2001                                                    /s/ Richard S. Ellwood
                                                --------------------------------------------------------------
                                                                 Richard S. Ellwood, Director

  March 27, 2001                                                   /s/ Richard O. Jacobson
                                                --------------------------------------------------------------
                                                                Richard O. Jacobson, Director

  March 27, 2001                                                   /s/ Charles A. Ledsinger, Jr.
                                                --------------------------------------------------------------
                                                             Charles A. Ledsinger, Jr., Director

  March 27, 2001                                                   /s/ Robert H. Lutz, Jr.
                                                --------------------------------------------------------------
                                                                Robert H. Lutz, Jr., Director

  March 26, 2001                                                   /s/ Charles N. Mathewson
                                                --------------------------------------------------------------
                                                                Charles N. Mathewson, Director

   March , 2001
                                                --------------------------------------------------------------
                                                                Thomas A. McChristy, Director

   March , 2001
                                                --------------------------------------------------------------
                                                                  Richard C. North, Director

  March 29, 2001                                                      /s/Michael D. Rose
                                                --------------------------------------------------------------
                                                                   Michael D. Rose, Director

                       FELCOR LODGING LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION



                       FELCOR LODGING LIMITED PARTNERSHIP

Report of Independent Accountants.....................................................................F-2
Consolidated Balance Sheets - December 31, 2000 and 1999..............................................F-3
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998............F-4
Consolidated Statements of Partners' Capital for the years ended December 31, 2000, 1999 and 1998.... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998............F-6
Notes to Consolidated Financial Statements............................................................F-7
Report of Independent Accountants on Financial Statement Schedule....................................F-31
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000......................F-32

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of FelCor Lodging Trust Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Dallas, Texas
February 5, 2001,
      except for footnotes 1 and 20,
      as to which the date is March 28, 2001

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                              ASSETS
                                                                               2000         1999
                                                                            ----------   ----------
Investment in hotels, net of accumulated depreciation of
 $473,101 in 2000 and $330,555 in 1999 ..................................   $3,750,275   $4,035,344
Investment in unconsolidated entities ...................................      128,593      136,718
Assets held for sale ....................................................      129,294
Cash and cash equivalents ...............................................       26,060       36,123
Due from Lessees ........................................................       28,058       18,394
Note receivable from unconsolidated entity ..............................        7,695        7,760
Deferred expenses, net of accumulated amortization of
 $7,146 in 2000 and $4,491 in 1999 ......................................       23,944       15,473
Other assets ............................................................        9,684        5,939
                                                                            ----------   ----------

 Total assets ...........................................................   $4,103,603   $4,255,751
                                                                            ==========   ==========

                                 LIABILITIES AND PARTNERS' EQUITY

Debt, net of discount of $6,443 in 2000 and $1,401 in 1999 ..............   $1,838,241   $1,833,954
Distributions payable ...................................................       33,957       39,657
Accrued expenses and other liabilities ..................................       94,232       65,480
Minority interest in other partnerships .................................       50,774       51,671
                                                                            ----------   ----------

Total liabilities .......................................................    2,017,204    1,990,762
                                                                            ----------   ----------

Commitments and contingencies

Redeemable units at redemption value ....................................      205,800       52,338
Preferred units:
 Series A Cumulative Preferred Units, 5,981 and 6,050 units issued and
   outstanding at December 31, 2000 and 1999, respectively ..............      149,515      151,250
 Series B Redeemable Preferred Units, 58 units issued and outstanding ...      143,750      143,750

Partners' Capital .......................................................    1,587,334    1,917,651
                                                                            ----------   ----------

 Total liabilities and partners' capital ................................   $4,103,603   $4,255,751
                                                                            ==========   ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      2000         1999         1998
                                                                    ---------    ---------    ---------
Revenues:
Percentage lease revenue ........................................   $ 536,907    $ 490,893    $ 328,035
Equity in income from unconsolidated entities ...................      14,820        8,484        7,017
Other revenue ...................................................       4,965        4,624        4,565
                                                                    ---------    ---------    ---------

 Total revenues .................................................     556,692      504,001      339,617
                                                                    ---------    ---------    ---------
Expenses:
General and administrative ......................................      12,256        9,122        5,254
Depreciation ....................................................     160,745      152,948       90,835
Taxes, insurance and other ......................................      70,648       59,572       37,158
Land leases .....................................................      21,985       17,558        8,130
Interest expense ................................................     158,620      125,435       73,182
Reserve for hotels held for sale ................................      63,000
Minority interest in other partnerships .........................       3,570        2,713        1,121
                                                                    ---------    ---------    ---------

 Total expenses .................................................     490,824      367,348      215,680
                                                                    ---------    ---------    ---------

Income before nonrecurring items ................................      65,868      136,653      123,937
Gain on sale of assets ..........................................       4,388          236          477
Extraordinary charge from write off of deferred financing fees ..       3,865        1,113        3,075
                                                                    ---------    ---------    ---------

Net income ......................................................      66,391      135,776      121,339

Preferred distributions .........................................      24,682       24,735       21,423
                                                                    ---------    ---------    ---------

Net income applicable to unitholders ............................   $  41,709    $ 111,041    $  99,916
                                                                    =========    =========    =========

Per unit data:
 Basic:
   Income applicable to unitholders
     before extraordinary charge ................................   $    0.73    $    1.59    $    1.95
   Extraordinary charge .........................................       (0.06)       (0.01)       (0.06)
                                                                    ---------    ---------    ---------

   Net income applicable to unitholders .........................   $    0.67    $    1.58    $    1.89
                                                                    =========    =========    =========
   Weighted average units outstanding ...........................      62,301       70,372       52,978

 Diluted:
   Income applicable to unitholders
     before extraordinary charge ................................   $    0.73    $    1.59    $    1.93
   Extraordinary charge .........................................       (0.06)       (0.02)       (0.06)
                                                                    ---------    ---------    ---------

   Net income applicable to unitholders .........................   $    0.67    $    1.57    $    1.87
                                                                    =========    =========    =========
   Weighted average units outstanding ...........................      62,556       70,561       53,323



       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP



                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)


                        Balance, December 31, 1997 ..............   $   897,766

                        Contributions ...........................     1,147,739
                        Distributions ...........................      (166,580)
                        Allocations from redeemable units .......        42,111
                        Net income ..............................       121,339
                                                                    -----------

                        Balance, December 31, 1998 ..............     2,042,375

                        Contributions ...........................           583
                        Redemption of units .....................       (98,387)
                        Distributions ...........................      (179,185)
                        Allocations from redeemable units .......        16,489
                        Net income ..............................       135,776
                                                                    -----------

                        Balance, December 31, 1999 ..............     1,917,651
                        Exchange of Bass shares for units .......        (3,410)
                        Contributions ...........................       190,416
                        Redemption of units .....................       (88,542)
                        Distributions ...........................      (158,104)
                        Allocations to redeemable units .........       (51,598)
                        Net income ..............................        66,391
                                                                    -----------

                        Balance, December 31, 2000 ..............   $ 1,587,334
                                                                    ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                             2000           1999           1998
                                                                         -----------    -----------    -----------
Cash flows from operating activities:
 Net income ..........................................................   $    66,391    $   135,776    $   121,339
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Gain on sale of assets ............................................        (4,388)          (236)          (477)
   Depreciation ......................................................       160,745        152,948         90,835
   Reserve for hotels held for sale ..................................        63,000
   Amortization of deferred financing fees ...........................         3,936          1,816          1,985
   Amortization of unearned officers' and directors' compensation ....         1,478            652            830
   Equity in income from unconsolidated entities .....................       (14,820)        (8,484)        (7,017)
   Extraordinary charge for write off of deferred financing fees .....         3,865          1,113          3,075
   Minority interest in other partnerships ...........................         3,570          2,713          1,121
 Changes in assets and liabilities, net of effects of acquisitions:
   Due from Lessees ..................................................        (9,664)           574         (3,035)
   Deferred financing fees ...........................................       (16,964)        (9,313)        (4,348)
   Other assets ......................................................        (5,339)          (282)          (602)
   Accrued expenses and other liabilities ............................        25,494          5,088        (11,123)
                                                                         -----------    -----------    -----------
        Net cash flow provided by operating activities ...............       277,304        282,365        192,583
                                                                         -----------    -----------    -----------
Cash flows used in investing activities:
   Acquisition of hotels .............................................                      (10,802)      (326,276)
   Acquisition of unconsolidated entities ............................                       (7,452)        (4,230)
   Improvements and additions to hotels ..............................       (95,235)      (222,320)      (119,107)
   Note receivable from unconsolidated entity ........................                                      (7,766)
   Bristol interim credit facility ...................................                                    (120,000)
   Sale of assets ....................................................        35,111         15,476          7,815
   Cash distributions from unconsolidated entities ...................        25,358         19,581         19,066
                                                                         -----------    -----------    -----------
        Net cash flow used in investing activities ...................       (34,766)      (205,517)      (550,498)
                                                                         -----------    -----------    -----------
Cash flows provided by (used in) financing activities:
   Proceeds from borrowings ..........................................       997,424      1,034,667      1,013,003
   Repayment of borrowings ...........................................      (992,635)      (804,915)      (658,524)
   Proceeds from sale of preferred units .............................                                     139,063
   Redemption of units ...............................................       (88,542)       (98,387)
   Contributions .....................................................                            8          3,884
   Distributions paid to minority interest unitholders ...............        (5,229)
   Distributions paid to unitholders .................................      (138,928)      (180,803)      (105,425)
   Dividends paid to preferred unitholders ...........................       (24,691)       (25,987)       (16,937)
                                                                         -----------    -----------    -----------
        Net cash flow provided by (used in) financing activities .....      (252,601)       (75,417)       375,064
                                                                         -----------    -----------    -----------
Net change in cash and cash equivalents ..............................       (10,063)         1,431         17,149
Cash and cash equivalents at beginning of years ......................        36,123         34,692         17,543
                                                                         -----------    -----------    -----------
Cash and cash equivalents at end of years ............................   $    26,060    $    36,123    $    34,692
                                                                         ===========    ===========    ===========

Supplemental cash flow information - interest paid ...................   $   143,594    $   125,085    $    72,215
                                                                         -----------    -----------    -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

            FelCor Lodging Limited Partnership and its subsidiaries (the "Company") at December 31, 2000, owned interests in 186 hotels with nearly 50,000 rooms and suites (collectively the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor") which is the nation's second largest hotel real estate investment trust ("REIT"). At December 31, 2000, FelCor owned greater than 86% equity interest in the Company. At December 31, 2000, the Company owned 100% of the interest in 161 of the Hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in separate entities that own 16 hotels.

            The following table provides a schedule of the Hotels, by brand, operated by each of the Company's lessees at December 31, 2000:

                                                                                              NOT OPERATED
                     BRAND                                       DJONT           BRISTOL      UNDER A LEASE        TOTAL
                     -----                                       -----           -------      -------------        -----
Hilton(R) Brands:
       Embassy Suites(R)                                          59                                                 59
       Doubletree(R) and Doubletree Guest Suites(R)               14                                                 14
       Hampton Inn(R)                                                               9                                 9
       Hilton Suites(R)                                            1                                                  1
       Homewood Suites(R)                                                           1                                 1
Bass Brands:
       Holiday Inn(R)                                                              43                   1            44
       Crowne Plaza(R) and Crowne Plaza Suites(R)                                  18                                18
       Holiday Inn Select(R)                                                       10                                10
       Holiday Inn Express(R)                                                       5                                 5
Starwood Brands:
       Sheraton(R) and Sheraton Suites(R)                         10                                                 10
       Westin(R)                                                   1                                                  1
Other Brands                                                                       13                   1            14
                                                                 ---              ---                  --          ----
            Total Hotels                                          85               99                   2           186
                                                                 ===              ===                  ==          ====

            The Hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (19 hotels), Florida (18 hotels) and Georgia (15 hotels). The following table provides information regarding the net acquisition and disposition of hotels through December 31, 2000:

                                                           NET HOTELS
                                                      ACQUIRED/(DISPOSED OF)
                                                      ----------------------
                    1994                                           7
                    1995                                          13
                    1996                                          23
                    1997                                          30
                    1998                                         120
                    1999                                         (5)
                    2000                                         (2)
                                                              -----
                                                                186
                                                              =====

            On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions reduce the percentage of taxable income required to be distributed by a REIT from 95% to 90% for taxable years after 2000 and subject to certain limitations, permit a REIT to own taxable subsidiaries that engage in businesses previously prohibited to a REIT, including, among other things, leasing hotels from a hotel REIT, provided that the hotels continue to be managed by unrelated third parties.

                       FELCOR LODGING LIMITED PARTNERSHIP

1.          ORGANIZATION -- (CONTINUED)

            At December 31, 2000, the Company leased 85 hotels to DJONT Operations, L.L.C., a Delaware limited liability company, or a consolidated subsidiary thereof (collectively "DJONT") and leased 99 hotels to Bristol Hotels & Resorts and its consolidated subsidiaries ("Bristol" and, together with DJONT, the"Lessees"). Bristol became a subsidiary of Bass plc ("Bass") by virtue of a merger between Bristol and a subsidiary of Bass on March 31, 2000. Two of the Hotels were operated without a lease.

            At December 31, 2000, DJONT was a private company controlled by Thomas J. Corcoran, Jr., the President, Chief Executive Officer and a Director of FelCor. Subject to the receipt of certain lender consents, effective January 1, 2001, the Company acquired and contributed to a newly formed taxable REIT subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Company issued an aggregate of 416,667 units valued at approximately $10 million, which, together with DJONT's accumulated shareholders' deficit of $24.5 million, will be expensed in the first quarter of 2001 as a lease termination cost.

            Effective January 1, 2001, the Company completed the acquisition of the 12 of the Bristol leases which were held by Bass. In consideration for the acquisition of such leases, FelCor issued to Bass 413,585 shares of FelCor common stock valued at approximately $10 million and the Company issued the corresponding number of units. Of the 12 hotels, (i) the Company has entered into an agreement with Interstate Hotels Corporation ("IHC") to manage eight of the hotels, (ii) two hotels are being managed by a subsidiary of Bass under short term management contracts, (iii) one hotel is being managed by a subsidiary of Hilton Hotels Corporation ("Hilton") and (iv) one hotel was sold. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long term management agreements with Bass with regard to these hotels and FelCor will issue to Bass 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels managed by Bass under long term management agreements will be considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million that will be amortized over the term of the applicable management agreements.

            At January 1, 2001, (i) subsidiaries of Bass managed 91 of the Hotels, (ii) subsidiaries of Hilton managed 72 of the Hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") managed 11 of the Hotels, (iv) subsidiaries of IHC managed eight of the Hotels and (v) three independent management companies managed the four remaining Hotels.

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

                       FELCOR LODGING LIMITED PARTNERSHIP

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

            The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in the Hotels except as reflected in reserve established for the assets held for sale.

            Maintenance and repairs are the responsibility of the Lessees; major renewals and betterments by the Company are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

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

            Deferred Expenses -- Deferred expenses, consisting primarily of loan costs, are recorded at cost. Amortization is computed using the interest method over the maturity of the related debt.

            Revenue Recognition -- Percentage lease revenue is reported as income when earned.

            Capitalized Interest -- The Company capitalizes interest and certain other costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2000, 1999 and 1998 were approximately $2.0 million, $7.4 million and $5.9 million, respectively.

            Net Income Per Unit -- Basic earnings per unit have been computed by dividing net income available to unitholders by the weighted average number of units outstanding. Diluted earnings per unit have been computed by dividing net income available to unitholders by the weighted average number of units and equivalents outstanding. Unit equivalents represent units issuable upon exercise of stock options and unvested officers' restricted FelCor stock grants.

            At December 31, 2000, 1999, and 1998, the Company's Series A Cumulative preferred units, if converted to units, would be antidilutive; accordingly the Series A Cumulative preferred units are not assumed to be converted in the computation of diluted earnings per unit.

            Distributions -- The Company pays regular quarterly distributions on its units. Additionally, the Company pays regular quarterly distributions on preferred units in accordance with its preferred units distributions requirements.

                       FELCOR LODGING LIMITED PARTNERSHIP

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

            For 2000, the Company paid distributions of $2.20 per unit, $1.95 per unit of $1.95 Series A Cumulative Preferred Units ("Series A preferred units"), and $2.25 per depositary share evidencing its 9% Series B Redeemable Preferred Units ("Series B preferred units").

            Income Taxes -- No provision for federal income taxes has been reflected in the financial statements because all taxable income or loss, or tax credits are passed through to the partners.

3. INVESTMENT IN HOTELS

            Investment in hotels at December 31, 2000 and 1999, consists of the following (in thousands):

                                                     2000           1999
                                                  -----------    -----------
           Land ...............................   $   321,994    $   346,862
           Building and improvements ..........     3,477,006      3,616,269
           Furniture, fixtures and equipment ..       409,011        383,931
           Construction in progress ...........        15,365         18,837
                                                  -----------    -----------
                                                    4,223,376      4,365,899
           Accumulated depreciation ...........      (473,101)      (330,555)
                                                  -----------    -----------
                                                  $ 3,750,275    $ 4,035,344
                                                  ===========    ===========

4. INVESTMENT IN UNCONSOLIDATED ENTITIES

            At December 31, 2000, the Company owned 50% interests in separate entities owning 16 hotels, a parcel of undeveloped land, and a condominium management company. The Company also owned a 97% nonvoting interest in an entity that owns an annex to a hotel owned by the Company and holds a 50% interest in an entity that has developed condominiums for sale. The Company accounts for its investments in these unconsolidated entities under the equity method.

            Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                       DECEMBER 31,
                                                -------------------------
                                                    2000          1999
                                                -----------   -----------
             Balance sheet information:
                Investment in hotels ........   $   294,941   $   337,444
                Non-recourse mortgage debt ..   $   225,302   $   254,668
                Equity ......................   $    82,986   $   101,120

                                                                      YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     2000        1999        1998
                                                                   --------    --------    --------
             Statements of operations information:
                Total revenues .................................   $ 80,761    $ 69,146    $ 57,006
                Net income .....................................   $ 30,729    $ 21,726    $ 17,438

                Net income attributable to the Company .........   $ 16,962    $ 10,626    $  8,719
                Amortization of cost in excess of book value ...     (2,142)     (2,142)     (1,702)
                                                                   --------    --------    --------
                Equity in income from unconsolidated entities ..   $ 14,820    $  8,484    $  7,017
                                                                   ========    ========    ========

                       FELCOR LODGING LIMITED PARTNERSHIP

5. ASSETS HELD FOR SALE

            In the second quarter of 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels by June 30, 2001. In connection with the decision to sell these hotels, the Company recorded a reserve of $63 million representing the difference between the net book value of these hotels and the estimated net proceeds. No depreciation expense has been recorded on these hotels since June 30, 2000. Percentage rent income related to the assets held for sale, less costs associated with those assets, were included in the Company's results of operations for the year ended December 31, 2000, and represented net income of approximately $16 million. During 2000, one of these hotels was sold and the Company recognized a gain of approximately $135,000. At December 31, 2000, assets held for sale, which represent the 24 remaining hotels, are reported net of the $63 million reserve.

6. DEBT

            Debt at December 31, 2000 and 1999, consists of the following (in thousands):

                                                                                                              DECEMBER 31,
                                                                                                      -----------------------------
                                       COLLATERAL        INTEREST RATE      MATURITY DATE               2000               1999
                                       ----------        -------------      -------------             ----------         ----------
FLOATING RATE DEBT:
   Line of credit                         None           LIBOR + 200bp      August 2003               $  112,000         $  351,000
   Senior term loan                       (a)            LIBOR + 250bp      March 2004                                      250,000
   Mortgage debt                        3 hotels         LIBOR + 200bp      February 2003                 61,909             62,553
   Other                                  None           LIBOR + 200bp      Various                          650             32,282
                                                                                                      ----------         ----------
Total floating rate debt                                                                                 174,559            695,835
                                                                                                      ----------         ----------

FIXED RATE DEBT:
   Line of credit - swapped               None               7.66%          August 2003                  250,000            313,000
   Publicly-traded term notes             None               7.38%          October 2004                 174,505            174,377
   Publicly-traded term notes             None               7.63%          October 2007                 124,320            124,221
   Publicly-traded term notes             None               9.50%          October 2008                 394,731
   Mortgage debt                       15 hotels             7.24%          November 2007                140,148            142,542
   Senior term loan - swapped             (a)                8.30%          March 2004                                      125,000
   Mortgage debt                        7 hotels             7.54%          April 2009                    97,604             99,075
   Mortgage debt                        6 hotels             7.55%          June 2009                     73,389             74,483
   Mortgage debt                        7 hotels             8.73%          May 2010                     144,032
   Mortgage debt                        8 hotels             8.70%          May 2010                     184,829
   Other                               13 hotels         6.96% - 7.23%      2000-2005                     80,124             85,421
                                                                                                      ----------         ----------
Total fixed rate debt                                                                                  1,663,682          1,138,119
                                                                                                      ----------         ----------
            Total debt                                                                                $1,838,241         $1,833,954
                                                                                                      ==========         ==========

            (a) Collateralized by stock and partnership interests in certain subsidiaries of FelCor. The senior term loan was retired early from the proceeds of publicly traded term notes issued in 2000.

            One month LIBOR at December 31, 2000 was 6.565%.

            The Company's $600 million line of credit (the "Line of Credit") contains various affirmative and negative covenants including limitations on total indebtedness, total secured indebtedness, and cash distributions, as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At December 31, 2000, the Company was in compliance with all such covenants.

            The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the Line of Credit. Most of the mortgage debt is non-recourse to the Company (with certain exceptions) and contains provisions allowing for the substitution of collateral upon satisfaction of

                       FELCOR LODGING LIMITED PARTNERSHIP

6. DEBT -- (CONTINUED)

certain conditions. Most of the mortgage debt is prepayable, subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

            On April 26, 2000, the Company completed a 10-year, $145 million First Mortgage Term Loan, which is collateralized by seven Sheraton hotels and carries an 8.73% fixed interest rate. On May 2, 2000, the Company closed $186 million of 10-year, First Mortgage Term Loans which are collateralized by eight Embassy Suites hotels and carry an 8.70% fixed interest rate. These loans are non-recourse, mature in May 2010, and amortize over 25 years. The proceeds of these loans were used to reduce borrowings under the Company's Line of Credit.

            On August 1, 2000, the Company renewed its Line of Credit. The Line of Credit was reduced from $850 million to $600 million and the maturity was extended from July 2001 to August 2003. The effective interest rate on the renewed Line of Credit ranges from 87.5 basis points to 250 basis points above LIBOR depending on the Company's leverage and corporate rating. An extraordinary charge of approximately $578,000 was recorded to write-off a portion of the deferred financing costs associated with the Line of Credit.

            On September 15, 2000, the Company completed the private placement of $400 million of senior unsecured notes which mature in September, 2008 and bear an interest rate of 9 1/2%. The notes were issued at a discount to yield 9 3/4%. The proceeds were used to retire the $375 million floating rate senior term loan, which matured in 2004, and to pay down the Line of Credit. An extraordinary charge of approximately $3.3 million was recorded to write-off unamortized deferred financing costs associated with the $375 million loan. During the fourth quarter of 2000, the Company exchanged the $400 million in aggregate principal amount of the private placement senior notes for notes with identical terms which were registered under the Securities Act of 1933.

            Future scheduled principal payments on debt obligations at December 31, 2000 are as follows (in thousands):

                 YEAR
                 ----
                 2001..................................        $    23,802
                 2002..................................             13,825
                 2003..................................            457,319
                 2004..................................            189,228
                 2005..................................             43,129
                 2006 and thereafter...................          1,117,381
                                                               -----------
                                                                 1,844,684
                 Discount accretion over term..........             (6,443)
                                                               -----------
                                                               $ 1,838,241
                                                               ===========

            To manage the relative mix of its debt between fixed and variable rate instruments, the Company has entered into interest rate swap agreements with four financial institutions. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding debt under its Line of Credit without an exchange of the underlying principal amount and effectively convert variable rate debt to a fixed rate. The fixed rates to be paid and the variable rate to be received by the Company at December 31, 2000, are summarized in the following table:

                       FELCOR LODGING LIMITED PARTNERSHIP

6. DEBT -- (CONTINUED)

                                                         SWAP RATE
                                                          RECEIVED
                                   SWAP RATE           (VARIABLE) AT                SWAP
 NOTIONAL AMOUNT                  PAID (FIXED)             12/31/00                MATURITY
- ----------------                  ------------         --------------            ------------
$  25 million                       5.5575%               6.8213%                July 2001(a)
   25 million                       5.5480%               6.8213%                July 2001(a)
   75 million                       5.5550%               6.8213%                July 2001(a)
  100 million                       5.7955%               6.8213%                July 2003
   25 million                       5.8260%               6.8213%                July 2003
- -------------
$ 250 million
=============

            (a) The variable rate payer has the option to terminate this swap in
                July 2001; if not so terminated, it matures July 2003.

            The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company, pursuant to the terms of its interest rate agreement, and will have a corresponding effect on its future cash flows. During 2000, the Company received a net $1.8 million under the interest rate swaps and paid a net $1.7 million and $383,000 during 1999 and 1998, respectively. Agreements such as these contain a credit risk in that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

            Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2000. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

            Management estimates the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the note receivable approximates carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; (iii) the borrowings under the Line of Credit and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market. The estimated fair value of the Company's fixed rate debt of $1.4 billion is $1.2 billion at December 31, 2000, based on current market interest rates estimated by the Company for similar debt with similar maturities.

            The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net gain on these instruments was approximately $248,000 at December 31, 2000, which represents the amount the Company would receive to terminate the agreements based on current market rates.

                       FELCOR LODGING LIMITED PARTNERSHIP

8. REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS

            FelCor is the sole general partner of the Company and is obligated to contribute the net proceeds from any issuance of its equity securities to the Company in exchange for units corresponding in number and terms to the equity securities issued by it. Units may also be issued by the Company to third parties in exchange for cash or property, and units so issued to third parties are redeemable at the option of the holders thereof for a like number of shares of FelCor common stock or, at the option of FelCor, for the cash equivalent thereof. Due to these redemption rights, these limited partnership units have been excluded from partners' capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 2000 and 1999 there were 8,597,379 and 2,990,762 redeemable units outstanding. The value of the redeemable units are based on the closing market price of FelCor's common stock at the balance sheet date, which at December 31, 2000 and 1999 was $23.9375 and $17.50, respectively.

            In connection with the efforts of Bass to acquire Bristol, a Bass subsidiary contributed approximately 4.7 million and 1 million outstanding FelCor common shares held by it to the Company in exchange for a like number of units on February 28 and November 1, 2000, respectively. This exchange reduced FelCor's percentage ownership in the Company from approximately 95% to approximately 86%.

            As of December 31, 2000, FelCor had approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

Preferred Units

            FelCor's Board of Directors is authorized to provide for the issuance of up to 20,000,000 shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

            In 1996, FelCor issued 6.1 million shares of its Series A preferred stock at $25 per share. The Series A preferred stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A preferred stock is then convertible. Each share of the Series A preferred stock is convertible at the shareholder's option to 0.7752 shares of common stock, subject to certain adjustments, and may not be redeemed by the Company before April 30, 2001. The proceeds from the Series A preferred stock were contributed to the Company in exchange for Series A preferred units. The preference on these units are the same as FelCor's Series A preferred stock. During 2000, holders of 69,400 shares of Series A preferred stock converted their shares to 53,798 common shares which were issued from treasury shares and an equivalent number of units were issued.

            On May 1, 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of its Series B preferred stock, at $25 per depositary share. The Series B preferred stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The Series B preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The proceeds from the Series B preferred stock were contributed to the Company in exchange for Series B preferred units. The preference on these units are the same as FelCor's Series preferred stock.

            At December 31, 2000, all distributions then payable on the Series A and Series B preferred units had been paid.

                       FELCOR LODGING LIMITED PARTNERSHIP

8. REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS -- (CONTINUED)

Treasury Stock Repurchase Program

            On September 3, 1999, FelCor announced that its Board of Directors (the "Board") had authorized FelCor to repurchase up to $100 million of its outstanding common shares. On January 4, 2000, the Board approved a $200 million increase in its stock repurchase program. At December 31, 2000, FelCor had completed the repurchase of approximately 10.3 million shares of FelCor common stock at a cost of approximately $185.1 million (of the $300 million authorized). This has been recorded as a reduction to Partners' Capital as a result of the redemption of units held by FelCor to fund the repurchase.

9. TAXES, INSURANCE AND OTHER

            Taxes, insurance and other is comprised of the following for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                    2000      1999      1998
                                                   -------   -------   -------
Real estate and personal property taxes ........   $63,207   $52,118   $32,892
Property insurance .............................     4,065     3,481     2,341
State franchise taxes and Canadian income tax ..     3,376     3,973     1,609
Other ..........................................                           316
                                                   -------   -------   -------
            Total taxes, insurance, and other ..   $70,648   $59,572   $37,158
                                                   =======   =======   =======

10. LAND LEASES

            The Company leases land occupied by certain hotels from third parties under various operating leases. Certain leases contain contingent rent features based on gross revenue at the respective hotels. Future minimum lease payments under the Company's land lease obligations at December 31, 2000, are as follows (in thousands):

                   YEAR
                   ----
                   2001                                            $  4,863
                   2002                                               4,756
                   2003                                               4,706
                   2004                                               4,773
                   2005                                               4,573
                   2006 and thereafter                              135,978
                                                                   --------
                                                                   $159,649
                                                                   ========

11. GAIN ON SALE OF ASSETS

            On December 11, 2000, the Company completed the sale of its Four Points by Sheraton(R) hotel - Leominster, Massachusetts (one of the 25 hotels designated as held for sale), for a gross price of $10.5 million which resulted in a gain of approximately $135,000.

            On September 27, 2000, the Company completed the sale of its Embassy Suites hotel, Los Angeles International Airport - North, California for a gross price of approximately $23.3 million. The Company recorded a gain of approximately $2.5 million.

                       FELCOR LODGING LIMITED PARTNERSHIP

11. GAIN ON SALE OF ASSETS -- (CONTINUED)

            During the third quarter of 2000, the Company sold two acres of vacant excess land adjacent to its Embassy Suites hotel - Fort Lauderdale, Florida and a billboard in Dallas, Texas, for an aggregate of $1.3 million and recorded a gain of approximately $0.9 million.

            On June 30, 2000, the Company sold 31 acres of vacant excess land adjacent to its Whispering Woods Hotel in Olive Branch, Mississippi, for approximately $1 million and recorded a gain of $0.9 million.

12. COMMITMENTS AND RELATED PARTY TRANSACTIONS

            Through December 31, 2000, the Company's general partner, FelCor, shared its executive offices and certain employees with FelCor, Inc., and DJONT, and each company paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel (other than Mr. Corcoran, whose compensation is borne solely by FelCor), office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. The Company reimburses FelCor for its share of such allocated costs. Any such allocation of shared expenses to FelCor is required to be approved by a majority of FelCor's Independent Directors. During 2000, 1999, and 1998, the Company and FelCor paid approximately $6.7 million (approximately 89.4%), $5.7 million (approximately 89.5%), and $2.8 million (approximately 63%), respectively, of the allocable expenses under this arrangement.

            Included in the mortgage debt of the unconsolidated entities is a mortgage loan payable to the Company in the amount of $7.7 million and $7.8 million for 2000 and 1999, respectively. The note bears a fixed interest rate of 8% per annum with a 30 year amortization, matures on December 31, 2004, and is collateralized by a Mortgage and Assignment of Leases and Rents with respect to a hotel annex owned by an entity in which the Company has a 97% nonvoting interest.

13. SUPPLEMENTAL CASH FLOW DISCLOSURE

            The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of hotels in 1998. During 1999 the Company purchased the land related to three hotels, which previously had been leased. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

                                                       1999            1998
                                                    -----------     -----------
Assets acquired ................................    $    19,776     $ 2,427,027
Liabilities assumed ............................         (7,800)       (940,906)
Units issued ...................................         (1,174)     (1,152,856)
Minority interest contribution .................                         (6,989)
                                                    -----------     -----------
            Net cash paid ......................    $    10,802     $   326,276
                                                    ===========     ===========

            Approximately $34.0 million, $39.7 million, and $67.3 million of aggregate preferred unit distributions and unit distributions had been declared as of December 31, 2000, 1999, and 1998, respectively. These amounts were paid in the following January of each year.

            In 1998, the Company entered into a joint venture, in which the Company contributed a hotel with a net book value of $53.9 million for a 60% equity interest in the venture. The Company has consolidated this venture in the financial statements and recorded increases of $34.4 million in investment in hotels and minority interest in other partnerships.

                       FELCOR LODGING LIMITED PARTNERSHIP

14. STOCK BASED COMPENSATION PLANS

            FelCor sponsors three restricted stock and stock option plans (the "FelCor Plans"). In addition, upon completion of the merger with Bristol Hotel Company (the "Merger"), FelCor assumed two stock option plans previously sponsored by Bristol Hotel Company (the "Bristol Plans"). FelCor was initially obligated to issue up to 1,271,103 shares of its common stock pursuant to the Bristol Plans. No additional options may be awarded under the Bristol Plans. The FelCor Plans and the Bristol Plans are referred to collectively as the "Plans". Upon issuance of any stock, FelCor is obligated to contribute the proceeds to the Company in exchange for a like number of units.

Stock Options

            FelCor is authorized to issue 2,950,000 shares of common stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest over five equal annual installments (20% per year), beginning in the year following the date of grant.

            The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of the award.

            A summary of the status of FelCor's non-qualified stock options under the Plans as of December 31, 2000, 1999, and 1998, and the changes during the years are presented below:

                                                    2000                            1999                            1998
                                          ------------------------     ---------------------------      --------------------------
                                                          WEIGHTED                        WEIGHTED                        WEIGHTED
                                          # SHARES OF     AVERAGE       # SHARES OF       AVERAGE       # SHARES OF       AVERAGE
                                           UNDERLYING     EXERCISE       UNDERLYING       EXERCISE       UNDERLYING       EXERCISE
                                            OPTIONS        PRICES          OPTIONS         PRICES          OPTIONS         PRICES
                                          -----------     --------     ------------       --------      ------------      --------
Outstanding at beginning of the year....    2,496,773      $22.32         2,540,466        $22.53          1,670,500       $29.96
Granted (a)(b)..........................       69,000      $19.50             9,750        $22.13          2,445,813       $20.54
Exercised...............................                                       (760)       $10.33           (332,915)      $11.67
Retired (c).............................     (349,443)     $12.28
Forfeited (b)(c)........................     (315,550)     $26.75           (52,683)       $32.41         (1,242,932)      $31.51
                                           ----------                    ----------                       ----------
Outstanding at end of year..............    1,900,780      $23.33         2,496,773        $22.32          2,540,466       $22.53
                                           ==========                    ==========                       ==========
Exercisable at end of year..............      804,066      $24.64           906,675        $24.58            796,499       $24.64

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

            (c) In the second quarter of 2000 FelCor purchased options covering an aggregate of 349,443 shares of FelCor's common stock for approximately $1.9 million. These options were held by employees of Bristol and were issued in substitution for stock options previously granted by Bristol Hotel Company that were outstanding at the time of its

                       FELCOR LODGING LIMITED PARTNERSHIP

14. STOCK BASED COMPENSATION PLANS -- (CONTINUED)

            merger with FelCor in 1998. These options so purchased and retired had exercise prices ranging from $10.33 to $16.95 per share and the majority of these options were scheduled to vest in the third quarter of 2000. The purchase price was recorded as a reduction in partners' capital.

                                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                ----------------------------------------------     -------------------------------
                                  NUMBER        WGTD. AVG.                           NUMBER
   RANGE OF                     OUTSTANDING     REMAINING          WGTD AVG.       EXERCISABLE        WGTD. AVG.
EXERCISE PRICES                 AT 12/31/00        LIFE         EXERCISE PRICE     AT 12/31/00      EXERCISE PRICE
- ---------------                 -----------     ----------      --------------     -----------      --------------
$10.33 to $29.92                 1,735,841         6.46             $22.21            663,155         $22.36
$30.28 to $36.63                   164,939         6.48             $35.09            140,911         $35.38
- ----------------                ----------       ------             ------          ---------         ------
$10.33 to $36.63                 1,900,780         6.46             $23.33            804,066         $24.64

            The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 11.28%; risk free interest rates are different for each grant and range from 4.65% to 6.58%; the expected lives of options are 6 years; and volatility of 18.22% for 2000 grants, 18.44% for 1999 grants, and 32.90% for grants issued in 1998. The weighted average fair value of options granted during 2000, 1999, and 1998 was $0.90, $1.07, and $3.35 per share, respectively.

Restricted Stock

            A summary of the status of FelCor's restricted stock grants as of December 31, 2000, 1999, and 1998 and the changes during the years are presented below:

                                                       2000                          1999                         1998
                                              -------------------------     -------------------------    --------------------------
                                                             WEIGHTED                       WEIGHTED                    WEIGHTED
                                                              AVERAGE                       AVERAGE                      AVERAGE
                                                            FAIR MARKET                   FAIR MARKET                  FAIR MARKET
                                                               VALUE                         VALUE                        VALUE
                                              # SHARES       AT GRANT       # SHARES        AT GRANT     # SHARES        AT GRANT
                                              --------      -----------     --------      -----------    --------      ------------
Outstanding at beginning of the year...         125,375       $28.35          125,375        $28.97        115,500       $29.03
Granted:
  With 5-year pro rata vesting.........         210,100       $23.50                                         5,000       $21.25
  Vest 100% at grant date..............                                                                      4,875       $35.63
Forfeited..............................
                                                -------                       -------                      -------
Outstanding at end of year.............         335,475       $25.55          125,375        $28.97        125,375       $28.97
                                                =======                       =======                      =======
Vested at end of year..................         107,975       $28.77           83,575        $28.35         65,175       $28.26

                       FELCOR LODGING LIMITED PARTNERSHIP

15. SEGMENT INFORMATION

            The Company has determined that its reportable segments are those that are consistent with the Company's method of internal reporting, which segments its business by Lessee. The Company's Lessees at December 31, 2000, were DJONT and Bristol. Prior to July 28, 1998 (the date of the Merger), the Company had only one lessee, DJONT.

            The following tables present information about the reportable segments for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                              CORPORATE
                                                                                                 NOT
                                                                                SEGMENT       ALLOCABLE     CONSOLIDATED
YEAR ENDED DECEMBER 31, 2000                      DJONT          BRISTOL         TOTAL       TO SEGMENTS       TOTAL
                                                -----------    -----------    -----------    -----------    -----------
Statement of Operations Information:
Percentage lease revenue ....................   $   277,283    $   259,624    $   536,907                   $   536,907
Equity in income from unconsolidated
   entities .................................   $    13,898    $       922    $    14,820                   $    14,820
Expenses:
   Depreciation .............................   $    83,974    $    76,479    $   160,453    $       292    $   160,745
   Reserve for assets held for sale .........   $     9,510    $    53,490    $    63,000                   $    63,000
   Interest expense .........................                                                $   158,620    $   158,620
Income (loss) before nonrecurring items .....   $   156,512    $    75,559    $   232,071    $  (166,203)   $    65,868
Gain on sale of assets ......................   $     3,105    $     1,283    $     4,388                   $     4,388
Income (loss) before extraordinary charge ...   $   159,617    $    76,842    $   236,459    $  (166,203)   $    70,256

Funds From Operations:
Income (loss) before extraordinary charge ...   $   159,617    $    76,842    $   236,459    $  (166,203)   $    70,256
Series B preferred distributions ............                                                    (12,937)       (12,937)
Reserve for hotels held for sale ............         9,510         53,490         63,000                        63,000
Gain on sale of hotels ......................        (2,461)          (134)        (2,595)                       (2,595)
Depreciation ................................        83,974         76,479        160,453            292        160,745
Depreciation from unconsolidated entities ...         9,426            741         10,167                        10,167
                                                -----------    -----------    -----------    -----------    -----------
Funds from operations .......................   $   260,066    $   207,418    $   467,484    $  (178,848)   $   288,636
                                                ===========    ===========    ===========    ===========    ===========
Weighted average units outstanding (a) ......                                                                    67,239

Other Information:
   Investment in unconsolidated entities ....   $   112,654    $    15,939    $   128,593                   $   128,593
   Total assets .............................   $ 1,860,847    $ 2,179,321    $ 4,040,168    $    63,435    $ 4,103,603
   Capital expenditures .....................   $    34,865    $    60,370    $    95,235                   $    95,235

                       FELCOR LODGING LIMITED PARTNERSHIP

15. SEGMENT INFORMATION -- (CONTINUED)

                                                                                           CORPORATE
                                                                                              NOT
                                                                               SEGMENT      ALLOCABLE     CONSOLIDATED
YEAR ENDED DECEMBER 31, 1999                      DJONT         BRISTOL         TOTAL      TO SEGMENTS       TOTAL
                                               -----------    -----------    -----------   -----------    ------------
Statement of Operations Information:
Percentage lease revenue ...................   $   256,128    $   234,765    $   490,893                  $   490,893
Equity in income from unconsolidated
   entities ................................   $     7,725    $       759    $     8,484                  $     8,484
Expenses:
   Depreciation ............................   $    80,969    $    71,748    $   152,717   $       231    $   152,948
   Interest expense ........................                                               $   125,435    $   125,435
Income (loss) before nonrecurring items ....   $   147,868    $   118,949    $   266,817   $  (134,860)   $   131,957
Gain on sale of hotels .....................                                               $       236    $       236
Income (loss) before extraordinary charge ..   $   147,868    $   118,949    $   266,817   $  (129,928)   $   136,889

Funds From Operations:
Income (loss) before extraordinary charge ..   $   147,868    $   118,949    $   266,817   $  (129,928)   $   136,889
Series B preferred distributions ...........                                                   (12,937)       (12,937)
Depreciation ...............................        80,969         71,748        152,717           231        152,948
Depreciation from unconsolidated entities ..         9,248            747          9,995                        9,995
                                               -----------    -----------    -----------   -----------    -----------
Funds from operations ......................   $   238,085    $   191,444    $   429,529   $  (142,634)   $   286,895
                                               ===========    ===========    ===========   ===========    ===========
Weighted average units outstanding (a) .....                                                                   75,251

Other Information:
   Investment in unconsolidated entities ...   $   120,556    $    16,162    $   136,718                  $   136,718
   Total assets ............................   $ 1,940,247    $ 2,243,916    $ 4,184,163   $    68,555    $ 4,252,718
   Capital expenditures ....................   $    51,587    $   170,733    $   222,320                  $   222,320

                       FELCOR LODGING LIMITED PARTNERSHIP

15. SEGMENT INFORMATION -- (CONTINUED)

                                                                                           CORPORATE
                                                                                              NOT
                                                                               SEGMENT      ALLOCABLE     CONSOLIDATED
YEAR ENDED DECEMBER 31, 1998                      DJONT         BRISTOL         TOTAL      TO SEGMENTS       TOTAL
                                               -----------    -----------    -----------   -----------    -----------
Statement of Operations Information:
Percentage lease revenue ...................   $   237,555    $    90,480    $   328,035                  $   328,035
Equity in income from unconsolidated
   entities ................................   $     6,744    $       273    $     7,017                  $     7,017
Expenses:
   Depreciation ............................   $    71,055    $    19,619    $    90,674   $       161    $    90,835
   Interest expense ........................                                               $    73,182    $    73,182
Income before nonrecurring item ............   $   143,736    $    54,233    $   197,969   $   (80,532)   $   117,437
Gain on sale of hotels .....................                                               $       477    $       477
Income (loss) before extraordinary charge ..   $   143,736    $    54,233    $   197,969   $   (73,555)   $   124,414

Funds From Operations:
Income (loss) before extraordinary charge ..   $   143,736    $    54,233    $   197,969   $   (73,555)   $   124,414
Series B preferred distributions ...........                                                    (8,373)        (8,373)
Depreciation ...............................        71,055         19,619         90,674           161         90,835
Depreciation from unconsolidated entities ..        10,254            233         10,487                       10,487
                                               -----------    -----------    -----------   -----------    -----------
Funds from operations ......................   $   225,045    $    74,085    $   299,130   $   (81,767)   $   217,363
                                               ===========    ===========    ===========   ===========    ===========
Weighted average units outstanding (a) .....                                                                   58,013

Other Information:
   Investment in unconsolidated entities ...   $   123,507    $    16,792    $   140,299                  $   140,299
   Total assets ............................   $ 2,022,975    $ 2,093,328    $ 4,116,303   $    59,080    $ 4,175,383
   Capital expenditures ....................   $    65,264    $    65,839    $   131,103                  $   131,103

            (a) Weighted average units outstanding are computed including dilutive FelCor options and unvested stock grants, and assuming conversion of Series A preferred units to units.

            The following table sets forth Percentage Lease revenue and investment in hotel assets represented by the following geographical areas as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                             PERCENTAGE LEASE REVENUE              INVESTMENT IN HOTEL ASSETS
                       ------------------------------------   ------------------------------------
                          2000         1999         1998         2000         1999         1998
                       ----------   ----------   ----------   ----------   ----------   ----------
California .........   $  118,857   $   97,283   $   63,733   $  681,714   $  698,942   $  642,965
Texas ..............       97,157       94,782       52,220      862,199      891,626      854,558
Florida ............       66,014       61,516       45,719      530,933      542,298      519,280
Georgia ............       40,183       39,247       23,691      316,267      355,519      349,429
Other States .......      200,836      186,248      138,437    1,752,303    1,802,220    1,705,220
Canada .............       13,860       11,817        5,123       79,960       75,294       62,202
                       ----------   ----------   ----------   ----------   ----------   ----------
            Total ..   $  536,907   $  490,893   $  328,923   $4,223,376   $4,365,899   $4,133,654
                       ==========   ==========   ==========   ==========   ==========   ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

16. PRO FORMA INFORMATION (UNAUDITED)

            The following unaudited Pro Forma Statements of Operations for the years ended December 31, 2000 and 1999 are presented as if the acquisition of DJONT and acquisition of the Bristol leases occurred on January 1, 1999.

            The following unaudited Pro Forma Consolidated Statements of Operations for the periods presented are not necessarily indicative of what actual results operations of the Company would have been assuming such transactions had been completed at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

                                                               2000           1999
                                                           -----------    -----------
                                                                  (IN THOUSANDS,
                                                               EXCEPT PER UNIT DATA)
Revenues:
       Hotel operating revenue:
          Room and suite revenue .......................   $ 1,309,301    $ 1,208,954
          Food and beverage revenue ....................       261,551        228,271
          Other operating departments ..................        93,616         98,642
       Other revenue ...................................         4,965          4,624
                                                           -----------    -----------
          Total revenues ...............................     1,669,433      1,540,491
                                                           -----------    -----------

Expenses:
       Hotel operating expenses ........................       539,665        519,333
       Undistributed operating expenses:
          Property operating costs .....................       676,507        592,507
          General and administrative ...................        13,329         10,112
          Reserve for assets held for sale .............        63,000
          Depreciation .................................       161,836        153,498
                Total operating expenses ...............     1,454,337      1,275,450
                                                           -----------    -----------
Operating income .......................................       215,096        265,041
       Interest expense ................................      (166,191)      (133,305)
       Equity in income from unconsolidated entities ...        11,551          8,534
                                                           -----------    -----------
Income before nonrecurring items .......................        60,456        140,270
       Gain on sale of assets ..........................         4,388            236
       Extraordinary charge ............................        (3,865)        (1,113)
                                                           -----------    -----------
Net income .............................................        60,979        139,393
Preferred distributions ................................       (24,682)       (24,735)
                                                           -----------    -----------
Net income applicable to unitholders ...................   $    36,297    $   114,658
                                                           ===========    ===========

Diluted earnings per unit:
          Net income (loss) applicable to unitholders ..   $      0.57    $      1.61
                                                           ===========    ===========
          Weighted average units outstanding ...........        63,387         71,391

                       FELCOR LODGING LIMITED PARTNERSHIP

17. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

            Effective January 1, 2001, the Company will adopt SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133" or the "Statement"). SFAS 133 will be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

            SFAS 133 requires that the Company record derivatives on the balance sheet as an asset or liability at fair value. The Statement also requires that the Company record derivatives that are not hedges at fair value through earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the Company to offset a derivative instrument's gains and losses against related results on the hedged item in the income statement, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

            The Company's interest rate swap contracts outstanding as of January 1, 2001, have been designated as cash flow hedges.

     Cash flow hedges

            The Company has entered into six interest rate swap agreements, with a total notional amount of $250 million. Three of these agreements, at the option of the variable rate payer, may be terminated in July 2001 or otherwise terminate in July 2003 along with the other three agreements. Under these arrangements, the Company receives the one month LIBOR rate and pays a fixed rate of 5.548% to 5.826%. Prior to adoption of FAS 133, the Company treated these swaps as hedges and accounted for them as such. The Company has not recorded any amounts on the Consolidated Balance Sheet as of December 31, 2000 in connection with these instruments and the net effect of the hedges was to record interest expense at the fixed rate of 7.548% to 7.826% on $250 million of variable rated debt. The Company has designated these swaps as cash flow hedges of variable future cash flows associated with the interest on its Line of Credit facility through July 2003. Upon adoption, the Company will record the fair value of these swaps as an asset on its balance sheet valued at $248,000, with a corresponding credit to other comprehensive income. The Company will record subsequent changes in fair value of the swaps through other comprehensive income, except for changes related to ineffectiveness, during the period these instruments are designated as hedges.

            The Company has no other derivative instruments, including embedded derivatives under SFAS 133.

                       FELCOR LODGING LIMITED PARTNERSHIP

18. QUARTERLY OPERATING RESULTS (UNAUDITED)

            The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2000 and 1999, follows (in thousands, except per unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in partners' equity and cash flows for a period of several years.

                                                                     FIRST       SECOND       THIRD      FOURTH
                    2000                                            QUARTER     QUARTER      QUARTER     QUARTER
                    ----                                           ---------   ---------    ---------   ---------
Total revenues .................................................   $ 126,805   $ 137,865    $ 140,476   $ 151,546
Reserve for hotels held for sale ...............................               $  63,000
Income (loss) before nonrecurring items ........................   $  19,931   $ (33,178)   $  33,473   $  45,642
Extraordinary charge from write off of deferred financing fee ..                            $   3,865
Net income (loss) applicable to unitholders ....................   $  13,747   $ (38,477)   $  26,831   $  39,608
Diluted per unit data:
   Net income (loss) applicable to unitholders .................   $    0.21   $   (0.62)   $    0.43   $    0.64
   Weighted average units outstanding ..........................      64,029      62,543       62,176      61,462

                                                                     FIRST      SECOND       THIRD       FOURTH
                    1999                                            QUARTER     QUARTER     QUARTER     QUARTER
                    ----                                           ---------   ---------   ---------   ---------
Total revenues .................................................   $ 126,917   $ 135,187   $ 124,082   $ 117,815
Income before nonrecurring items ...............................   $  38,067   $  43,454   $  31,115   $  24,017
Extraordinary charge from write off of deferred financing fee ..               $   1,113
Net income applicable to unitholders ...........................   $  31,833   $  36,157   $  24,931   $  18,070
Diluted per unit data:
   Net income applicable to unitholders ........................   $    0.45   $    0.51   $    0.35   $    0.26
   Weighted average units outstanding ..........................      70,964      71,338      71,001      68,533

19. CONSOLIDATING FINANCIAL INFORMATION

            Certain of the Company's wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor/CSS Hotels, L.L.C.; FelCor/LAX Hotels L.L.C.; FelCor Eight Hotels, L.L.C.; FelCor/St. Paul Holdings, L.P.; FelCor/LAX Holdings, L.P.; FHAC Nevada Holdings, L.L.C.; FHAC Texas Holdings, L.P., FelCor Omaha Hotel Company, L.L.C., FelCor Country Villa Hotel, L.L.C., FelCor Moline Hotel, L.L.C., FelCor Canada Co. and FelCor Hotel Asset Company, L.L.C., collectively "Subsidiary Guarantors"), together with FelCor and one of its wholly-owned subsidiaries (FelCor Nevada Holdings, L.L.C.), are guarantors of senior unsecured debt. The following tables present consolidating information for the Subsidiary Guarantors.

                       FELCOR LODGING LIMITED PARTNERSHIP

19. CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              ASSETS


                                                                           SUBSIDIARY  NON-GUARANTOR                    TOTAL
                                                             FELCOR L.P.   GUARANTORS   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                             -----------   -----------  ------------  ------------   ------------
Net investment in hotel properties ........................  $   519,523   $ 1,651,019   $ 1,579,733                 $ 3,750,275
Equity investment in consolidated entities ................    4,208,426                               $(4,208,426)
Investment in unconsolidated entities .....................      112,654        15,939                                   128,593
Assets held for sale ......................................        4,905       120,509         3,880                     129,294
Cash and cash equivalents .................................        5,113         3,032        17,915                      26,060
Due from Lessee ...........................................       14,546         7,200         6,312                      28,058
Due (to)/from subsidiary ..................................     (339,680)      415,301       (75,621)
Note receivable from unconsolidated entity ................        7,695                                                   7,695
Deferred assets ...........................................       17,443         1,177         5,324                      23,944
Other assets ..............................................        4,464         2,042         3,178                       9,684
                                                             -----------   -----------   -----------   -----------   -----------

         Total assets .....................................  $ 4,555,089   $ 2,216,219   $ 1,540,721   $(4,208,426)  $ 4,103,603
                                                             ===========   ===========   ===========   ===========   ===========

                                               LIABILITIES AND PARTNERS' CAPITAL

Debt ......................................................  $ 1,079,222   $   117,571   $   641,448                 $ 1,838,241
Distributions payable .....................................       33,957                                                  33,957
Accrued expenses and other liabilities ....................       50,797        22,274        21,161                      94,232
Minority interest - other partnerships ....................           97                      50,677                      50,774
                                                             -----------   -----------   -----------   -----------   -----------

         Total liabilities ................................    1,164,073       139,845       713,286                   2,017,204
                                                             -----------   -----------   -----------   -----------   -----------

Redeemable units, at redemption value .....................      205,800                                                 205,800
Preferred units ...........................................      293,265                                                 293,265
Partners' capital .........................................    2,891,951     2,076,374       827,435   $(4,208,426)    1,587,334
                                                             -----------   -----------   -----------   -----------   -----------

         Total liabilities and partners' capital ..........  $ 4,555,089   $ 2,216,219   $ 1,540,721   $(4,208,426)  $ 4,103,603
                                                             ===========   ===========   ===========   ===========   ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

19. CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              ASSETS

                                                                           SUBSIDIARY    NON-GUARANTOR                  TOTAL
                                                             FELCOR L.P.   GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             -----------   -----------   -----------   -----------   ------------
Net investment in hotel properties ........................  $   974,642   $ 1,884,901   $ 1,175,801                 $ 4,035,344
Equity investment in consolidated entities ................    2,799,824                               $(2,799,824)
Investment in unconsolidated entities .....................      120,556        16,162                                   136,718
Cash and cash equivalents .................................        3,093        12,418        20,612                      36,123
Due from Lessee ...........................................       12,615         5,035           744                      18,394
Due (to)/from subsidiary ..................................     (191,148)      219,280       (28,132)
Note receivable from unconsolidated entity ................        7,760                                                   7,760
Deferred assets ...........................................        9,842         1,336         4,295                      15,473
Other assets ..............................................        3,796         1,834           309                       5,939
                                                             -----------   -----------   -----------   -----------   -----------

         Total assets .....................................  $ 3,740,980   $ 2,140,966   $ 1,173,629   $(2,799,824)  $ 4,255,751
                                                             ===========   ===========   ===========   ===========   ===========

                                                LIABILITIES AND PARTNERS' CAPITAL

Debt ......................................................  $ 1,371,220   $   142,530   $   320,204                 $ 1,833,954
Distributions payable .....................................       39,657                                                  39,657
Accrued expenses and other liabilities ....................       65,480                                                  65,480
Minority interest - other partnerships ....................         (366)                     52,037                      51,671
                                                             -----------   -----------   -----------                 -----------

         Total liabilities ................................    1,475,991       142,530       372,241                   1,990,762
                                                             -----------   -----------   -----------                 -----------

Redeemable units, at redemption value .....................       52,338                                                  52,338
Preferred units ...........................................      295,000                                                 295,000
Partners' capital .........................................    1,917,651     1,998,436       801,388   $(2,799,824)    1,917,651
                                                             -----------   -----------   -----------   -----------   -----------

         Total liabilities and partners' capital ..........  $ 3,740,980   $ 2,140,966   $ 1,173,629   $(2,799,824)  $ 4,255,751
                                                             ===========   ===========   ===========   ===========   ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

19. CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                        SUBSIDIARY     NON-GUARANTOR        TOTAL
                                                      FELCOR L.P.       GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                     --------------   --------------   --------------   --------------
Revenues:
Percent rent ......................................  $      106,797   $      259,374   $      170,736   $      536,907
Equity in income from unconsolidated entities .....          13,898              922                            14,820
Other revenue .....................................           4,770              174               21            4,965
                                                     --------------   --------------   --------------   --------------
            Total revenue .........................         125,465          260,470          170,757          556,692
                                                     --------------   --------------   --------------   --------------

Expenses:
General and administrative ........................           4,218            5,019            3,019           12,256
Depreciation ......................................          35,636           72,882           52,227          160,745
Taxes, insurance and other ........................          18,314           52,004           22,315           92,633
Interest expense ..................................          96,663           16,164           45,793          158,620
Reserve for assets held for sale ..................           6,938           52,483            3,579           63,000
Minority interest other partnerships ..............            (114)                            3,684            3,570
                                                     --------------   --------------   --------------   --------------
            Total expenses ........................         161,655          198,552          130,617          490,824

Net income (loss) before nonrecurring items .......         (36,190)          61,918           40,140           65,868
Gain on sale of hotels, net .......................           2,461            1,789              138            4,388
Extraordinary charge for write off of deferred
 financing fees ...................................           3,865                                              3,865
                                                     --------------   --------------   --------------   --------------
Net income (loss) .................................         (37,594)          63,707           40,278           66,391
Preferred distributions ...........................          24,682                                             24,682
                                                     --------------   --------------   --------------   --------------
Net income (loss) applicable to unitholders .......  $      (62,276)  $       63,707   $       40,278   $       41,709
                                                     ==============   ==============   ==============   ==============

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                        SUBSIDIARY     NON-GUARANTOR        TOTAL
                                                      FELCOR L.P.       GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                     --------------   --------------   --------------   --------------
Cash flows from (used in) operating activities ....  $         (953)  $      184,195   $       94,062   $      277,304
Cash flows from (used in) investing activities ....          33,721          (44,540)         (23,947)         (34,766)
Cash flows from (used in) financing activities ....         (30,748)        (149,041)         (72,812)        (252,601)
                                                     --------------   --------------   --------------   --------------
Change in cash and cash equivalents ...............           2,020           (9,386)          (2,697)         (10,063)
Cash and cash equivalents at beginning of period ..           3,093           12,418           20,612           36,123
                                                     --------------   --------------   --------------   --------------
Cash and equivalents at end of year ...............  $        5,113   $        3,032   $       17,915   $       26,060
                                                     ==============   ==============   ==============   ==============

                       FELCOR LODGING LIMITED PARTNERSHIP

19. CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                        SUBSIDIARY     NON-GUARANTOR        TOTAL
                                                       FELCOR L.P.      GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                     --------------   --------------   --------------   --------------
Revenues:
Percent rent ......................................  $      131,706   $      228,154   $      131,033   $      490,893
Equity in income from unconsolidated entities .....           7,725              759                             8,484
Other revenue .....................................           4,624                                              4,624
                                                     --------------   --------------   --------------   --------------
            Total revenue .........................         144,055          228,913          131,033          504,001
                                                     --------------   --------------   --------------   --------------

Expenses:
General and administrative ........................           2,447            4,240            2,435            9,122
Depreciation ......................................          43,090           69,665           40,193          152,948
Taxes, insurance and other ........................          17,643           39,460           20,027           77,130
Interest expense ..................................          95,254            9,327           20,854          125,435
Minority interest other partnerships ..............           1,099                             1,614            2,713
                                                     --------------   --------------   --------------   --------------
            Total expenses ........................         159,533          122,692           85,123          367,348

Net income (loss) before nonrecurring items .......         (15,478)         106,221           45,910          136,653
Gain on sale of hotels, net .......................             236                                                236
Extraordinary charge for write off of deferred
  financing fees ..................................           1,113                                              1,113
                                                     --------------   --------------   --------------   --------------
Net income (loss) .................................         (16,355)         106,221           45,910          135,776
Preferred distributions ...........................          24,735                                             24,735
                                                     --------------   --------------   --------------   --------------
Net income (loss) applicable to unitholders .......  $      (41,090)  $      106,221   $       45,910   $      111,041
                                                     ==============   ==============   ==============   ==============

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                        SUBSIDIARY     NON-GUARANTOR        TOTAL
                                                       FELCOR L.P.      GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                     --------------   --------------   --------------   --------------
Cash flows from operating activities ..............  $       17,555   $      183,998   $       80,812   $      282,365
Cash flows from (used in)investing activities .....          55,786          (99,074)        (162,229)        (205,517)
Cash flows from (used in) financing activities ....         (90,248)         (77,178)          92,009          (75,417)
                                                     --------------   --------------   --------------   --------------
Change in cash and cash equivalents ...............         (16,907)           7,746           10,592            1,431
Cash and cash equivalents at beginning of period ..          20,000            4,672           10,020           34,692
                                                     --------------   --------------   --------------   --------------
Cash and equivalents at end of year ...............  $        3,093   $       12,418   $       20,612   $       36,123
                                                     ==============   ==============   ==============   ==============

                       FELCOR LODGING LIMITED PARTNERSHIP

19. CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                       SUBSIDIARY      NON-GUARANTOR        TOTAL
                                                      FELCOR L.P.      GUARANTORS       SUBSIDIARIES     CONSOLIDATED
                                                     --------------   --------------   --------------   --------------
Revenues:
Percent rent ......................................  $      125,103   $      143,977   $       58,955   $      328,035
Equity in income from unconsolidated entities .....           6,960                                57            7,017
Other revenue .....................................           4,504               61                             4,565
                                                     --------------   --------------   --------------   --------------
            Total revenue .........................         136,567          144,038           59,012          339,617
                                                     --------------   --------------   --------------   --------------

Expenses:
General and administrative ........................           2,117            2,226              911            5,254
Depreciation ......................................          36,490           41,021           13,324           90,835
Taxes, insurance and other ........................          14,388           23,548            7,352           45,288
Interest expense ..................................          62,785            3,076            7,321           73,182
Minority interest other partnerships ..............                                             1,121            1,121
                                                     --------------   --------------   --------------   --------------
            Total expenses ........................         115,780           69,871           30,029          215,680

Net income (loss) before nonrecurring items .......          20,787           74,167           28,983          123,937
Gain on sale of hotels, net .......................             477                                                477
Extraordinary charge for write off of deferred
  financing fees ..................................           3,075                                              3,075
                                                     --------------   --------------   --------------   --------------
Net income (loss) .................................          18,189           74,167           28,983          121,339
Preferred distributions ...........................          21,423                                             21,423
                                                     --------------   --------------   --------------   --------------
Net income (loss) applicable to unitholders .......  $      ( 3,234)  $       74,167   $       28,983   $       99,916
                                                     ==============   ==============   ==============   ==============

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                       SUBSIDIARY      NON-GUARANTOR        TOTAL
                                                      FELCOR L.P.      GUARANTORS       SUBSIDIARIES     CONSOLIDATED
                                                     --------------   --------------   --------------   --------------
Cash flows from operating activities ..............  $       34,025   $      115,187   $       43,371   $      192,583
Cash flows from (used in)investing activities .....        (444,363)         (25,753)         (80,382)        (550,498)
Cash flows from (used in) financing activities ....         412,795          (84,762)          47,031          375,064
                                                     --------------   --------------   --------------   --------------
Change in cash and cash equivalents ...............           2,457            4,672           10,020           17,149
Cash and cash equivalents at beginning of period ..          17,543                                             17,543
                                                     --------------   --------------   --------------   --------------
Cash and equivalents at end of year ...............  $       20,000   $        4,672   $       10,020   $       34,692
                                                     ==============   ==============   ==============   ==============

                       FELCOR LODGING LIMITED PARTNERSHIP

20. SUBSEQUENT EVENTS

            Effective January 1, 2001, subject to the receipt of certain lender consents, the Company acquired and contributed to a newly formed taxable REIT subsidiary, all of the equity interests in DJONT. In consideration for the acquisition of DJONT, the Company issued an aggregate of 416,667 units valued at approximately $10 million, which, together with DJONT's accumulated shareholders' deficit of $24.5 million, will be expensed in the first quarter of 2001 as a lease termination cost.

            Effective January 1, 2001, the Company completed the acquisition of 12 of the Bristol leases. In consideration for the acquisition of such leases, FelCor issued to Bass 413,585 shares of FelCor common stock valued at approximately $10 million and the Company issued a like number of units. In March 2001, the Company entered into an agreement with Bass to acquire the remaining 88 leases effective July 1, 2001. In consideration for the acquisition of such leases, the Company will enter into long term management agreements with Bass with regard to these hotels and FelCor will issue to Bass 100 shares of FelCor common stock. A portion of the management fees with respect to the 88 hotels managed by Bass under long term management agreements will be considered to be lease termination costs and the Company will record a lease termination expense of approximately $125 million in the third quarter of 2001. At that time, the Company will record a corresponding liability of approximately $125 million, that will be amortized over the term of the applicable management agreements.

            On January 11, 2001, the Company completed the private placement of an additional $100 million in 9 1/2% senior unsecured notes that mature in September, 2008. These notes were issued at a premium to yield an effective rate of 91/8%. The proceeds were used initially to pay down the Company's Line of Credit.

            In March 2001, the Company contributed eight of the hotels held for sale to an entity in which the Company holds a 50% equity interest and a subsidiary of IHC holds the other 50% equity interest. The Company contributed assets with a book value of approximately $77 million. Another subsidiary of IHC manages each of these hotels.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of FelCor Lodging Trust Incorporated:

Our audits of the consolidated financial statements referred to in our report dated February 5, 2001, except for footnotes 1 and 20 as to which the date is March 28, 2001, appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Limited Partnership (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Dallas, Texas
February 5, 2001

                       FELCOR LODGING LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                            COST CAPITALIZED SUBSEQUENT
                                                                    INITIAL COST                   TO ACQUISITION
                                                         --------------------------------  ------------------------------
                                                                   BUILDINGS    FURNITURE          BUILDINGS    FURNITURE
                                                                       AND         AND                AND         AND
DESCRIPTION OF PROPERTY                    ENCUMBRANCES   LAND    IMPROVEMENTS  FIXTURES   LAND   IMPROVEMENTS  FIXTURES
- -----------------------                    ------------  -------  ------------  ---------  -----  ------------  ---------
Birmingham, AL (1)                           $ 12,298    $ 2,843      $29,286    $  160           $      653    $ 4,132
Montgomery E. (I-85), AL (2)                                 836        7,272       251                2,669      1,038
Texarkana (I-30), AR (2)                                                5,245       162                1,438        521
Flagstaff, AZ (1)                                            900        6,825       268                1,605      1,329
Phoenix (Airport - 44th St.), AZ (1)                       2,969       25,828       891                1,357      2,598
Phoenix (Camelback), AZ (1)                                            38,998       612    4,695         935       5,782
Phoenix (Crescent), AZ (3)                     26,820      3,608       29,583     2,886                  166      1,159
Tempe (ASU), AZ (1)                            12,183      3,951       34,371     1,185                  915      2,768
Anaheim (Disney(R)Area), CA (1)                11,302      2,548       14,832       607                  546      3,836
Burlingame (San Francisco A/P So.), CA (1)                             39,929       818                  200      4,426
Dana Point, CA (5)                                         1,787       15,545       536                  644      2,907
El Segundo (LAX Airport South), CA (1)                     2,660       17,997       798                  557      6,392
Irvine (Orange County Airport), CA (6)                     4,981       43,338     1,494                1,745        744
Milpitas, CA (1)                               21,180      4,021       23,677       562                1,041      4,713
Milpitas (San Jose N.), CA (6)                             4,153       36,130     1,246                5,810      1,964
Napa, CA (1)                                   11,127      3,287       14,205       494                  997      3,594
Oxnard (Mandalay Beach), CA (1)                            2,930       22,124       879                1,174      5,871
Palm Desert, CA (1)                             8,709      2,368       20,598       710                1,607      2,855
Pleasanton, CA (6)                                         3,169       27,569       951                  159        295
San Diego (On the Bay), CA (2)                                         68,633     2,123                  282      1,052
San Francisco (Financial District), CA (2)                             21,679       670                1,426      2,014
San Francisco (Fisherman's Wharf), CA (2)                              62,203     1,924                  749        756
San Francisco (Union Square), CA (6)                       8,514       74,075     2,554                3,513      1,390
Santa Barbara, CA (2)                           5,535      1,692       14,723       508                  103        292
So. San Francisco (SF Airport No.), CA (1)     26,118      3,418       31,737       527                  827      5,017
Aurora (Denver Southeast), CO (7)                          2,432       21,158       730                  439      2,112
Avon (Beaver Creek Resort), CO (8)                         1,134        9,864       340     (16)          79      1,125
Hartford Downtown, CT (6)                                  2,327       20,243       698                5,981      3,221
Stamford, CT (9)                                                       37,356     1,155                1,548        999
Wilmington, DE (7)                                         1,379       12,487       431                9,486      3,582
Boca Raton, FL (1)                                         1,868       16,253       560                   90      4,006
Cocoa Beach (Oceanfront Resort), FL (2)                    2,304       20,046       691                9,350      3,808
Deerfield Beach, FL (1)                        15,265      4,522       29,443       917       69         989      5,016
Ft. Lauderdale, FL (1)                         16,300      5,329       47,850       903     (163)      1,457      5,771
Ft. Lauderdale (Cypress Creek), FL (11)        12,913      3,009       26,177       903                  972      2,681
Jacksonville, FL (1)                                       1,130        9,608       456                4,877      2,330
Kissimmee (Nikki Bird Resort), FL (2)                                  31,652       979                6,261      2,238
Lake Buena Vista (Disney World(R)), FL (5)                 2,896       25,196       869                  245      2,944
Miami (Airport), FL (6)                                                26,146       809                  993      1,429
Miami (Airport), FL (1)                        13,177      4,135       24,950     1,171                  315      6,289
Orlando (Airport), FL (9)                                  2,564       22,310       769                1,675        428
Orlando (Int'l Drive Resort), FL (2)                       5,142       44,735     1,543                4,593      1,948
Orlando (North), FL (1)                                    1,673       14,218       684                5,072      2,711
Orlando (South), FL (1)                        25,437      1,632       13,870       799                  375      2,349
Tampa (Near Busch Gardens), FL (2)                                      9,534       295               11,176      2,200
Tampa Rocky Point, FL (5)                                  2,142       18,639       643                1,121      2,473
Atlanta (Airport), GA (6)                                              40,943     1,266                  132        623
Atlanta (Airport), GA (1)                                              22,342       770    2,568       1,149      1,568
Atlanta (Airport Gateway), GA (3)                          5,113       22,857     2,105                  201      3,988
Atlanta (Airport North), GA (2)                17,255                  34,531     1,068                  265        739
Atlanta Buckhead, GA (1)                       38,031      7,303       38,996     2,437                  670      2,557

                                                    GROSS AMOUNTS AT WHICH                      ACCUMULATED      NET BOOK
                                                  CARRIED AT CLOSE OF PERIOD                   DEPRECIATION        VALUE
                                              -----------------------------------              BUILDINGS AND   BUILDINGS AND
                                                          BUILDINGS     FURNITURE              IMPROVEMENTS;    IMPROVEMENTS
                                                            AND            AND                 FURNITURE &      FURNITURE &
DESCRIPTION OF PROPERTY                        LAND     IMPROVEMENTS    FIXTURES      TOTAL      FIXTURES        FIXTURES
- -----------------------                       -------   ------------    ---------   --------   -------------   -------------
Birmingham, AL (1)                            $ 2,843     $29,939       $ 4,292     $ 37,074     $ 6,685          $30,389
Montgomery E. (I-85), AL (2)                      836       9,941         1,289       12,066       1,056           11,010
Texarkana (I-30), AR (2)                                    6,683           683        7,366         620            6,746
Flagstaff, AZ (1)                                 900       8,430         1,597       10,927       2,558            8,369
Phoenix (Airport - 44th St.), AZ (1)            2,969      27,185         3,489       33,643       2,447           31,196
Phoenix (Camelback), AZ (1)                     4,695      39,933         6,394       51,022       9,725           41,297
Phoenix (Crescent), AZ (3)                      3,608      29,749         4,045       37,402       4,996           32,406
Tempe (ASU), AZ (1)                             3,951      35,286         3,953       43,190       3,513           39,677
Anaheim (Disney(R)Area), CA (1)                 2,548      15,378         4,443       22,369       5,600           16,769
Burlingame (San Francisco A/P So.), CA (1)                 40,129         5,244       45,373       8,919           36,454
Dana Point, CA (5)                              1,787      16,189         3,443       21,419       3,488           17,931
El Segundo (LAX Airport South), CA (1)          2,660      18,554         7,190       28,404       7,872           20,532
Irvine (Orange County Airport), CA (6)          4,981      45,083         2,238       52,302       3,547           48,755
Milpitas, CA (1)                                4,021      24,718         5,275       34,014       6,984           27,030
Milpitas (San Jose N.), CA (6)                  4,153      41,940         3,210       49,303       3,324           45,979
Napa, CA (1)                                    3,287      15,202         4,088       22,577       4,553           18,024
Oxnard (Mandalay Beach), CA (1)                 2,930      23,298         6,750       32,978       7,303           25,675
Palm Desert, CA (1)                             2,368      22,205         3,565       28,138       2,697           25,441
Pleasanton, CA (6)                              3,169      27,728         1,246       32,143       2,143           30,000
San Diego (On the Bay), CA (2)                             68,915         3,175       72,090       5,167           66,923
San Francisco (Financial District), CA (2)                 23,105         2,684       25,789       2,106           23,683
San Francisco (Fisherman's Wharf), CA (2)                  62,952         2,680       65,632       4,722           60,910
San Francisco (Union Square), CA (6)            8,514      77,588         3,944       90,046       6,077           83,969
Santa Barbara, CA (2)                           1,692      14,826           800       17,318       1,187           16,131
So. San Francisco (SF Airport No.), CA (1)      3,418      32,564         5,544       41,526       8,121           33,405
Aurora (Denver Southeast), CO (7)               2,432      21,597         2,842       26,871       2,653           24,218
Avon (Beaver Creek Resort), CO (8)              1,118       9,943         1,465       12,526       2,449           10,077
Hartford Downtown, CT (6)                       2,327      26,224         3,919       32,470       2,905           29,565
Stamford, CT (9)                                           38,904         2,154       41,058       3,049           38,009
Wilmington, DE (7)                              1,379      21,973         4,013       27,365       1,828           25,537
Boca Raton, FL (1)                              1,868      16,343         4,566       22,777       5,217           17,560
Cocoa Beach (Oceanfront Resort), FL (2)         2,304      29,396         4,499       36,199       2,998           33,201
Deerfield Beach, FL (1)                         4,591      30,432         5,933       40,956       8,003           32,953
Ft. Lauderdale, FL (1)                          5,166      49,307         6,674       61,147      11,072           50,075
Ft. Lauderdale (Cypress Creek), FL (11)         3,009      27,149         3,584       33,742       2,609           31,133
Jacksonville, FL (1)                            1,130      14,485         2,786       18,401       3,777           14,624
Kissimmee (Nikki Bird Resort), FL (2)                      37,913         3,217       41,130       3,373           37,757
Lake Buena Vista (Disney World(R)), FL (5)      2,896      25,441         3,813       32,150       3,765           28,385
Miami (Airport), FL (6)                                    27,139         2,238       29,377       2,489           26,888
Miami (Airport), FL (1)                         4,135      25,265         7,460       36,860       8,560           28,300
Orlando (Airport), FL (9)                       2,564      23,985         1,197       27,746       1,760           25,986
Orlando (Int'l Drive Resort), FL (2)            5,142      49,328         3,491       57,961       3,660           54,301
Orlando (North), FL (1)                         1,673      19,290         3,395       24,358       5,063           19,295
Orlando (South), FL (1)                         1,632      14,245         3,148       19,025       4,685           14,340
Tampa (Near Busch Gardens), FL (2)                         20,710         2,495       23,205       2,119           21,086
Tampa Rocky Point, FL (5)                       2,142      19,760         3,116       25,018       2,842           22,176
Atlanta (Airport), GA (6)                                  41,075         1,889       42,964       3,151           39,813
Atlanta (Airport), GA (1)                       2,568      23,491         2,338       28,397       2,018           26,379
Atlanta (Airport Gateway), GA (3)               5,113      23,058         6,093       34,264       5,007           29,257
Atlanta (Airport North), GA (2)                            34,796         1,807       36,603       2,612           33,991
Atlanta Buckhead, GA (1)                        7,303      39,666         4,994       51,963       6,989           44,974

                                                                          LIFE UPON
                                                                            WHICH
                                                                         DEPRECIATION
                                                  DATE OF      DATE      IN STATEMENT
DESCRIPTION OF PROPERTY                        CONSTRUCTION  ACQUIRED    IS COMPUTED
- -----------------------                        ------------  --------    ------------
Birmingham, AL (1)                                 1987      01-03-96     5 - 40 Yrs
Montgomery E. (I-85), AL (2)                       1964      07-28-98     5 - 40 Yrs
Texarkana (I-30), AR (2)                           1970      07-28-98     5 - 40 Yrs
Flagstaff, AZ (1)                                  1988      02-16-95     5 - 40 Yrs
Phoenix (Airport - 44th St.), AZ (1)               1981      05-04-98     5 - 40 Yrs
Phoenix (Camelback), AZ (1)                        1985      01-03-96     5 - 40 Yrs
Phoenix (Crescent), AZ (3)                         1986      06-30-97     5 - 40 Yrs
Tempe (ASU), AZ (1)                                1986      05-04-98     5 - 40 Yrs
Anaheim (Disney(R)Area), CA (1)                    1987      01-03-96     5 - 40 Yrs
Burlingame (San Francisco A/P So.), CA (1)         1986      11-06-95     5 - 40 Yrs
Dana Point, CA (5)                                 1992      02-21-97     5 - 40 Yrs
El Segundo (LAX Airport South), CA (1)             1985      03-27-96     5 - 40 Yrs
Irvine (Orange County Airport), CA (6)             1986      07-28-98     5 - 40 Yrs
Milpitas, CA (1)                                   1987      01-03-96     5 - 40 Yrs
Milpitas (San Jose N.), CA (6)                     1987      07-28-98     5 - 40 Yrs
Napa, CA (1)                                       1985      05-08-96     5 - 40 Yrs
Oxnard (Mandalay Beach), CA (1)                    1986      05-08-96     5 - 40 Yrs
Palm Desert, CA (1)                                1984      05-04-98     5 - 40 Yrs
Pleasanton, CA (6)                                 1986      07-28-98     5 - 40 Yrs
San Diego (On the Bay), CA (2)                     1965      07-28-98     5 - 40 Yrs
San Francisco (Financial District), CA (2)         1970      07-28-98     5 - 40 Yrs
San Francisco (Fisherman's Wharf), CA (2)          1970      07-28-98     5 - 40 Yrs
San Francisco (Union Square), CA (6)               1970      07-28-98     5 - 40 Yrs
Santa Barbara, CA (2)                              1969      07-28-98     5 - 40 Yrs
So. San Francisco (SF Airport No.), CA (1)         1988      01-03-96     5 - 40 Yrs
Aurora (Denver Southeast), CO (7)                  1989      03-15-98     5 - 40 Yrs
Avon (Beaver Creek Resort), CO (8)                 1989      02-20-96     5 - 40 Yrs
Hartford Downtown, CT (6)                          1973      07-28-98     5 - 40 Yrs
Stamford, CT (9)                                   1984      07-28-98     5 - 40 Yrs
Wilmington, DE (7)                                 1972      03-20-98     5 - 40 Yrs
Boca Raton, FL (1)                                 1989      02-28-96     5 - 40 Yrs
Cocoa Beach (Oceanfront Resort), FL (2)            1960      07-28-98     5 - 40 Yrs
Deerfield Beach, FL (1)                            1987      01-03-96     5 - 40 Yrs
Ft. Lauderdale, FL (1)                             1986      01-03-96     5 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (11)            1986      05-04-98     5 - 40 Yrs
Jacksonville, FL (1)                               1986      07-28-94     5 - 40 Yrs
Kissimmee (Nikki Bird Resort), FL (2)              1974      07-28-98     5 - 40 Yrs
Lake Buena Vista (Disney World(R)), FL (5)         1987      07-28-97     5 - 40 Yrs
Miami (Airport), FL (6)                            1987      01-03-96     5 - 40 Yrs
Miami (Airport), FL (1)                            1983      07-28-98     5 - 40 Yrs
Orlando (Airport), FL (9)                          1984      07-28-98     5 - 40 Yrs
Orlando (Int'l Drive Resort), FL (2)               1972      07-28-98     5 - 40 Yrs
Orlando (North), FL (1)                            1985      07-28-94     5 - 40 Yrs
Orlando (South), FL (1)                            1985      07-28-94     5 - 40 Yrs
Tampa (Near Busch Gardens), FL (2)                 1966      07-28-98     5 - 40 Yrs
Tampa Rocky Point, FL (5)                          1986      07-28-97     5 - 40 Yrs
Atlanta (Airport), GA (6)                          1975      07-28-98     5 - 40 Yrs
Atlanta (Airport), GA (1)                          1989      05-04-98     5 - 40 Yrs
Atlanta (Airport Gateway), GA (3)                  1986      06-30-97     5 - 40 Yrs
Atlanta (Airport North), GA (2)                    1967      07-28-98     5 - 40 Yrs
Atlanta Buckhead, GA (1)                           1988      10-17-96     5 - 40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION-- (CONTINUED)




                                                                                            COST CAPITALIZED SUBSEQUENT
                                                                     INITIAL COST                  TO ACQUISITION
                                                           ------------------------------  -----------------------------
                                                                   BUILDINGS    FURNITURE         BUILDINGS     FURNITURE
                                                                       AND         AND               AND          AND
DESCRIPTION OF PROPERTY                    ENCUMBRANCES    LAND   IMPROVEMENTS   FIXTURES  LAND  IMPROVEMENTS   FIXTURES
- -----------------------                    ------------    ----   ------------   --------  ----  ------------   --------
Atlanta (Galleria), GA (11)                 17,880       5,052       28,507      2,526               477          626
Atlanta (Jonesboro South), GA (2)            2,869         864        7,515        259               137          507
Atlanta Perimeter, GA (9)                   10,708                   20,556        636               188          502
Atlanta Powers Ferry, GA (6)                10,444       3,410       29,672      1,023               555          550
Brunswick, GA (1)                                          705        6,067        247                28        1,067
Columbus (Airport North), GA (2)                                      7,026        217             1,965          856
Chicago (Allerton), IL (6)                               3,343       29,086      1,003            54,918        7,758
Chicago (O'Hare), IL (3)                    24,833       8,178       37,043      2,887               337        1,334
Deerfield, IL (1)                           16,480       2,305       20,054        692               531        1,570
Lexington, KY (14)                                       1,955       13,604        587               155        1,992
Lexington, KY (11)                           6,953                   21,644        746    2,488      396          669
Baton Rouge, LA (1)                          7,906       2,350       19,092        525        1      618        4,090
New Orleans (French Quarter), LA (2)        24,147       5,263       45,793      1,579               272          621
New Orleans, LA (1)                         32,463       2,570       22,300        895             4,806        3,261
Boston (Government Center), MA (9)                                   45,452      1,406             4,495        1,105
Boston (Marlborough), MA (1)                20,383         948        8,143        325      761   12,994        5,154
Baltimore (BWI), MD (1)                                  2,568       22,433        770       (2)   1,272        2,279
Troy, MI (1)                                             2,968       25,905        909             1,212        2,013
Bloomington, MN (1)                                      2,038       17,731        611               529        3,285
Minneapolis (Airport), MN (1)               15,617       5,417       36,508        602               249        3,307
Minneapolis (Downtown), MN (1)                             818       16,820        505               227        3,519
St. Paul, MN (1)                                         1,156       17,315        849                90        3,455
Kansas City (Northeast), MO (2)                            973        8,461        292                12        2,602
St. Louis (Downtown), MO (1)                             3,179       27,659        954             1,274        2,332
St. Louis (Westport), MO (2)                             2,767       24,072        830               192          448
Jackson (Downtown), MS (6)                   5,036       2,226       19,370        668               116          329
Jackson (North), MS (15)                     5,438       1,643       14,296        493               221          394
Olive Branch (Whispering Woods
 Conference Center), MS (8)                              1,247       12,155        419     (158)   1,564        1,496
Raleigh/Durham, NC (5)                                   2,124       18,476        637                99        1,890
Omaha (Central), NE (5)                                  1,877       16,328        563               215        1,796
Omaha (Central), NE (12)                                   518        4,504        155               816          484
Omaha (I-80), NE (2)                         6,154       1,795       15,614        538             2,289        1,853
Omaha (Old Mill Northwest), NE (6)                         979        8,519        294             4,669        2,459
Omaha (Southwest), NE (12)                                 464        4,036        139               613          263
Omaha, (Southwest) NE (13)                                 923        8,029        277               864          392
Omaha (Southwest), NE (15)                                 373        3,245        112                12          118
Piscataway, NJ (1)                          20,609       1,755       17,563        527               843        2,924
Secaucus (Meadowlands), NJ (6)                           2,356       20,497        707             4,254        5,981
Albuquerque (Mountain View), NM (2)                      1,322       11,505        397               120          547
Syracuse, NY (1)                                         1,483       13,756      1,330               274          417
Cleveland, OH (1)                                        1,755       15,329        527             1,852        2,436
Columbus, OH (5)                                         1,918       16,691        576               760        1,077
Dayton, OH (5)                               6,707       1,140       11,223        342      149    1,109          391
Tulsa, OK (1)                                              525        7,344      3,117               636        2,591
Philadelphia (Center City), PA (6)                       5,793       50,395      1,738             2,470        1,349
Philadelphia (Independence Mall), PA (2)    14,000       3,184       27,704        955             5,861        2,154
Philadelphia (Society Hill), PA (3)         33,773       4,542       45,121      1,536             1,056        2,872
Pittsburgh, PA (9)                          15,500                   25,170        773             1,692        1,913
Charleston (Mills House), SC (2)                         3,270       28,446        981               347        2,376
Greenville (Roper), SC (6)                               1,551       13,492        465               670          782
Myrtle Beach (Kingston Plantation), SC (1)               2,940       24,988      1,470             1,557        4,913

                                                    GROSS AMOUNTS AT WHICH                   ACCUMULATED       NET BOOK
                                                  CARRIED AT CLOSE OF PERIOD                 DEPRECIATION        VALUE
                                              ---------------------------------              BUILDINGS AND    BUILDINGS AND
                                                        BUILDINGS     FURNITURE              IMPROVEMENTS;    IMPROVEMENTS;
                                                          AND           AND                  FURNITURE &      FURNITURE &
DESCRIPTION OF PROPERTY                       LAND    IMPROVEMENTS    FIXTURES      TOTAL      FIXTURES        FIXTURES
- -----------------------                       ----    ------------    ---------     -----    -------------    -------------
Atlanta (Galleria), GA (11)                  5,052      28,984        3,152        37,188       4,433          32,755
Atlanta (Jonesboro South), GA (2)              864       7,652          766         9,282         648           8,634
Atlanta Perimeter, GA (9)                               20,744        1,138        21,882       1,641          20,241
Atlanta Powers Ferry, GA (6)                 3,410      30,227        1,573        35,210       2,365          32,845
Brunswick, GA (1)                              705       6,095        1,314         8,114       1,692           6,422
Columbus (Airport North), GA (2)                         8,991        1,073        10,064         931           9,133
Chicago (Allerton), IL (6)                   3,343      84,004        8,761        96,108       5,351          90,757
Chicago (O'Hare), IL (3)                     8,178      37,380        4,221        49,779       5,676          44,103
Deerfield, IL (1)                            2,305      20,585        2,262        25,152       3,634          21,518
Lexington, KY (14)                           1,955      13,759        2,579        18,293       3,390          14,903
Lexington, KY (11)                           2,488      22,040        1,415        25,943       1,890          24,053
Baton Rouge, LA (1)                          2,351      19,710        4,615        26,676       5,911          20,765
New Orleans (French Quarter), LA (2)         5,263      46,065        2,200        53,528       3,575          49,953
New Orleans, LA (1)                          2,570      27,106        4,156        33,832       6,896          26,936
Boston (Government Center), MA (9)                      49,947        2,511        52,458       3,459          48,999
Boston (Marlborough), MA (1)                 1,709      21,137        5,479        28,325       5,821          22,504
Baltimore (BWI), MD (1)                      2,566      23,705        3,049        29,320       3,330          25,990
Troy, MI (1)                                 2,968      27,117        2,922        33,007       3,553          29,454
Bloomington, MN (1)                          2,038      18,260        3,896        24,194       3,151          21,043
Minneapolis (Airport), MN (1)                5,417      36,757        3,909        46,083       8,013          38,070
Minneapolis (Downtown), MN (1)                 818      17,047        4,024        21,889       5,539          16,350
St. Paul, MN (1)                             1,156      17,405        4,304        22,865       5,938          16,927
Kansas City (Northeast), MO (2)                973       8,473        2,894        12,340       1,705          10,635
St. Louis (Downtown), MO (1)                 3,179      28,933        3,286        35,398       2,722          32,676
St. Louis (Westport), MO (2)                 2,767      24,264        1,278        28,309       1,943          26,366
Jackson (Downtown), MS (6)                   2,226      19,486          997        22,709       1,651          21,058
Jackson (North), MS (15)                     1,643      14,517          887        17,047       1,267          15,780
Olive Branch (Whispering Woods
 Conference Center), MS (8)                  1,089      13,719        1,915        16,723       1,473          15,250
Raleigh/Durham, NC (5)                       2,124      18,575        2,527        23,226       2,752          20,474
Omaha (Central), NE (5)                      1,877      16,543        2,359        20,779       2,930          17,849
Omaha (Central), NE (12)                       518       5,320          639         6,477         475           6,002
Omaha (I-80), NE (2)                         1,795      17,903        2,391        22,089       1,338          20,751
Omaha (Old Mill Northwest), NE (6)             979      13,188        2,753        16,920       1,426          15,494
Omaha (Southwest), NE (12)                     464       4,649          402         5,515         394           5,121
Omaha, (Southwest) NE (13)                     923       8,893          669        10,485         720           9,765
Omaha (Southwest), NE (15)                     373       3,257          230         3,860         351           3,509
Piscataway, NJ (1)                           1,755      18,406        3,451        23,612       4,493          19,119
Secaucus (Meadowlands), NJ (6)               2,356      24,751        6,688        33,795       2,890          30,905
Albuquerque (Mountain View), NM (2)          1,322      11,625          944        13,891       1,070          12,821
Syracuse, NY (1)                             1,483      14,030        1,747        17,260       2,253          15,007
Cleveland, OH (1)                            1,755      17,181        2,963        21,899       3,910          17,989
Columbus, OH (5)                             1,918      17,451        1,653        21,022       1,987          19,035
Dayton, OH (5)                               1,289      12,332          733        14,354       1,196          13,158
Tulsa, OK (1)                                  525       7,980        5,708        14,213       6,727           7,486
Philadelphia (Center City), PA (6)           5,793      52,865        3,087        61,745       4,264          57,481
Philadelphia (Independence Mall), PA (2)     3,184      33,565        3,109        39,858       3,021          36,837
Philadelphia (Society Hill), PA (3)          4,542      46,177        4,408        55,127       5,320          49,807
Pittsburgh, PA (9)                                      26,862        2,686        29,548       2,277          27,271
Charleston (Mills House), SC (2)             3,270      28,793        3,357        35,420       2,609          32,811
Greenville (Roper), SC (6)                   1,551      14,162        1,247        16,960       1,315          15,645
Myrtle Beach (Kingston Plantation), SC (1)   2,940      26,545        6,383        35,868       6,201          29,667

                                                                     LIFE UPON
                                                                       WHICH
                                                                    DEPRECIATION
                                           DATE OF       DATE       IN STATEMENT
DESCRIPTION OF PROPERTY                 CONSTRUCTION   ACQUIRED     IS COMPUTED
- -----------------------                 ------------   --------     -----------
Atlanta (Galleria), GA (11)                  1990      06-30-97      5 - 40 Yrs
Atlanta (Jonesboro South), GA (2)            1973      07-28-98      5 - 40 Yrs
Atlanta Perimeter, GA (9)                    1985      07-28-98      5 - 40 Yrs
Atlanta Powers Ferry, GA (6)                 1981      07-28-98      5 - 40 Yrs
Brunswick, GA (1)                            1988      07-19-95      5 - 40 Yrs
Columbus (Airport North), GA (2)             1969      07-28-98      5 - 40 Yrs
Chicago (Allerton), IL (6)                   1923      07-28-98      5 - 40 Yrs
Chicago (O'Hare), IL (3)                     1994      06-30-97      5 - 40 Yrs
Deerfield, IL (1)                            1987      06-20-96      5 - 40 Yrs
Lexington, KY (14)                           1987      01-10-96      5 - 40 Yrs
Lexington, KY (11)                           1989      05-04-98      5 - 40 Yrs
Baton Rouge, LA (1)                          1985      01-03-96      5 - 40 Yrs
New Orleans (French Quarter), LA (2)         1969      07-28-98      5 - 40 Yrs
New Orleans, LA (1)                          1984      12-01-94      5 - 40 Yrs
Boston (Government Center), MA (9)           1968      07-28-98      5 - 40 Yrs
Boston (Marlborough), MA (1)                 1988      06-30-95      5 - 40 Yrs
Baltimore (BWI), MD (1)                      1987      03-20-97      5 - 40 Yrs
Troy, MI (1)                                 1987      03-20-97      5 - 40 Yrs
Bloomington, MN (1)                          1980      02-01-97      5 - 40 Yrs
Minneapolis (Airport), MN (1)                1986      11-06-95      5 - 40 Yrs
Minneapolis (Downtown), MN (1)               1984      11-15-95      5 - 40 Yrs
St. Paul, MN (1)                             1983      11-15-95      5 - 40 Yrs
Kansas City (Northeast), MO (2)              1975      07-28-98      5 - 40 Yrs
St. Louis (Downtown), MO (1)                 1985      05-04-98      5 - 40 Yrs
St. Louis (Westport), MO (2)                 1979      07-28-98      5 - 40 Yrs
Jackson (Downtown), MS (6)                   1975      07-28-98      5 - 40 Yrs
Jackson (North), MS (15)                     1957      07-28-98      5 - 40 Yrs
Olive Branch (Whispering Woods
 Conference Center), MS (8)                  1972      07-28-98      5 - 40 Yrs
Raleigh/Durham, NC (5)                       1987      07-28-97      5 - 40 Yrs
Omaha (Central), NE (5)                      1973      02-01-97      5 - 40 Yrs
Omaha (Central), NE (12)                     1965      07-28-98      5 - 40 Yrs
Omaha (I-80), NE (2)                         1991      07-28-98      5 - 40 Yrs
Omaha (Old Mill Northwest), NE (6)           1974      07-28-98      5 - 40 Yrs
Omaha (Southwest), NE (12)                   1986      07-28-98      5 - 40 Yrs
Omaha, (Southwest) NE (13)                   1989      07-28-98      5 - 40 Yrs
Omaha (Southwest), NE (15)                   1996      07-28-98      5 - 40 Yrs
Piscataway, NJ (1)                           1988      01-10-96      5 - 40 Yrs
Secaucus (Meadowlands), NJ (6)                N/A      07-28-98      5 - 40 Yrs
Albuquerque (Mountain View), NM (2)          1968      07-28-98      5 - 40 Yrs
Syracuse, NY (1)                             1989      06-30-97      5 - 40 Yrs
Cleveland, OH (1)                            1990      11-17-95      5 - 40 Yrs
Columbus, OH (5)                             1985      02-04-98      5 - 40 Yrs
Dayton, OH (5)                               1987      12-30-97      5 - 40 Yrs
Tulsa, OK (1)                                1985      07-28-94      5 - 40 Yrs
Philadelphia (Center City), PA (6)           1970      07-28-98      5 - 40 Yrs
Philadelphia (Independence Mall), PA (2)     1972      07-28-98      5 - 40 Yrs
Philadelphia (Society Hill), PA (3)          1986      10-01-97      5 - 40 Yrs
Pittsburgh, PA (9)                           1988      07-28-98      5 - 40 Yrs
Charleston (Mills House), SC (2)             1982      07-28-98      5 - 40 Yrs
Greenville (Roper), SC (6)                   1984      07-28-98      5 - 40 Yrs
Myrtle Beach (Kingston Plantation), SC (1)   1987      12-05-96      5 - 40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION-- (CONTINUED)




                                                                                            COST CAPITALIZED SUBSEQUENT
                                                                     INITIAL COST                  TO ACQUISITION
                                                           ------------------------------  ----------------------------
                                                                   BUILDINGS    FURNITURE         BUILDINGS   FURNITURE
                                                                       AND         AND               AND         AND
DESCRIPTION OF PROPERTY                    ENCUMBRANCES    LAND   IMPROVEMENTS   FIXTURES  LAND  IMPROVEMENTS  FIXTURES
- -----------------------                    ------------    ----   ------------   --------  ----  ------------ ---------
Knoxville (Central), TN (2)                                            11,586      358              1,512        1,009
Nashville, TN (1)                                         1,118         9,506      961                265        2,201
Nashville (Opryland/Airport), TN (9)                                   27,889      863              1,849        1,671
Addison (North Dallas), TX (6)                 18,180     4,938        42,965    1,482                293          889
Amarillo (I-40), TX (2)                                                 5,754      178              2,591          861
Austin (Downtown), TX (5)                                 2,508        21,908      752                829          576
Austin (Town Lake), TX (2)                                             21,551      667                750        1,605
Beaumont (Midtown I-10), TX (2)                             685         5,964      206              1,872          703
Corpus Christi, TX (1)                          5,307     1,113         9,618      390       51       396        1,656
Dallas, TX (19)                                 3,536                  13,564      420    2,409       264          617
Dallas (Alpha Road), TX (17)                                            9,795       53    1,623    (1,678)       1,713
Dallas (Campbell Center), TX (7)                          3,208        27,907      962                988        1,981
Dallas, (DFW Airport South), TX (1)                                    35,156    1,212    4,041       448        3,906
Dallas (Downtown West End), TX (12)                       1,953        16,989      586                155           96
Dallas (Love Field), TX (1)                    13,699     1,934        16,674      757                371        1,775
Dallas (Market Center), TX (6)                 12,830     4,079        35,486    1,224                559          817
Dallas (Market Center), TX (1)                 12,231     2,560        23,751    2,182                413          536
Dallas (Park Central), TX (6)                  15,723                  30,513      944    5,623       201          654
Dallas (Park Central), TX (1)                             1,497        12,722      647                703        2,399
Dallas (Park Central), TX (3)                             1,720        28,550    4,130                125          989
Dallas (Park Central), TX (20)                            4,513        43,125    2,507              4,437        2,477
Houston (I-10 West), TX (9)                               3,055        26,575      916                191          316
Houston (Int'l Airport), TX (2)                13,088     3,890        33,842    1,167                173          438
Houston (Medical Center), TX (6)                6,214     2,493        21,687      748                581          505
Houston (Medical Center), TX (15)               8,248     2,284        19,869      685              2,029        1,744
Houston (Near Greenway), TX (9)                 6,944     3,418        29,736    1,025                327        1,104
Irving (DFW Airport North), TX (19)            28,006                  56,714    1,754   10,039       654        1,663
Irving (DFW Airport North), TX (21)            10,766     1,546        13,453      464                145        2,158
Midland (Country Villa), TX (2)                             404         3,517      121                 68          291
Odessa (Centre), TX (15)                                    487         4,238      146                 58          363
Odessa (Parkway Blvd), TX (13)                              370         3,218      111                 38          202
Plano, TX (19)                                  4,813     1,813        15,775      544                467        1,124
Plano, TX (2)                                               885         7,696      265                113          284
San Antonio (Downtown), TX (2)                                         22,246      688                524          562
San Antonio (Int'l Airport), TX (9)                       3,371        29,326    1,011              1,825          778
Waco (I-35), TX (2)                                         574         4,994      172                 93          306
Salt Lake City (Airport), UT (2)                                        5,346      165              2,725        1,046
Burlington, VT (3)                             20,860     3,136        27,283      941                446        1,731
Cambridge, Canada (2)                                       481         4,188      144              1,082          841
Kitchener (Waterloo), Canada (2)                                        9,441      292              1,543          715
Peterbourough (Waterfront), Canada (2)                      735         6,391      220                632          593
Sarnia, Canada (2)                                          271         2,359       81              1,093          810
Toronto (Airport), Canada (9)                                          21,168      655              3,137        1,679
Toronto (Yorkdale), Canada (2)                            1,578        13,725      473              4,372        1,261
                                             --------  --------    ---------- --------  -------  --------     --------
Total                                        $751,995  $287,816    $3,213,820 $123,687  $34,178  $263,186     $285,324
                                             ========  ========    ========== ========  =======  ========     ========
                                                 GROSS AMOUNTS AT WHICH                      ACCUMULATED       NET BOOK
                                                CARRIED AT CLOSE OF PERIOD                  DEPRECIATION        VALUE
                                           --------------------------------                 BUILDINGS AND   BUILDINGS AND
                                                      BUILDINGS     FURNITURE               IMPROVEMENTS;   IMPROVEMENTS;
                                                        AND           AND                    FURNITURE &     FURNITURE &
DESCRIPTION OF PROPERTY                    LAND     IMPROVEMENTS    FIXTURES      TOTAL       FIXTURES        FIXTURES
- -----------------------                    ----     ------------    --------      -----     -------------   -------------
Knoxville (Central), TN (2)                           13,098         1,367       14,465            1,306           13,159
Nashville, TN (1)                          1,118       9,771         3,162       14,051            4,493            9,558
Nashville (Opryland/Airport), TN (9)                  29,738         2,534       32,272            2,420           29,852
Addison (North Dallas), TX (6)             4,938      43,258         2,371       50,567            3,702           46,865
Amarillo (I-40), TX (2)                                8,345         1,039        9,384              793            8,591
Austin (Downtown), TX (5)                  2,508      22,737         1,328       26,573            2,857           23,716
Austin (Town Lake), TX (2)                            22,301         2,272       24,573            2,116           22,457
Beaumont (Midtown I-10), TX (2)              685       7,836           909        9,430              731            8,699
Corpus Christi, TX (1)                     1,164      10,014         2,046       13,224            3,062           10,162
Dallas, TX (19)                            2,409      13,828         1,037       17,274            1,211           16,063
Dallas (Alpha Road), TX (17)               1,623       8,117         1,766       11,506            2,787            8,719
Dallas (Campbell Center), TX (7)           3,208      28,895         2,943       35,046            2,462           32,584
Dallas, (DFW Airport South), TX (1)        4,041      35,604         5,118       44,763            3,426           41,337
Dallas (Downtown West End), TX (12)        1,953      17,144           682       19,779            1,287           18,492
Dallas (Love Field), TX (1)                1,934      17,045         2,532       21,511            4,325           17,186
Dallas (Market Center), TX (6)             4,079      36,045         2,041       42,165            2,876           39,289
Dallas (Market Center), TX (1)             2,560      24,164         2,718       29,442            3,772           25,670
Dallas (Park Central), TX (6)              5,623      30,714         1,598       37,935            2,462           35,473
Dallas (Park Central), TX (1)              1,497      13,425         3,046       17,968            4,475           13,493
Dallas (Park Central), TX (3)              1,720      28,675         5,119       35,514            3,169           32,345
Dallas (Park Central), TX (20)             4,513      47,562         4,984       57,059            6,446           50,613
Houston (I-10 West), TX (9)                3,055      26,766         1,232       31,053            2,116           28,937
Houston (Int'l Airport), TX (2)            3,890      34,015         1,605       39,510            2,675           36,835
Houston (Medical Center), TX (6)           2,493      22,268         1,253       26,014            1,847           24,167
Houston (Medical Center), TX (15)          2,284      21,898         2,429       26,611            2,206           24,405
Houston (Near Greenway), TX (9)            3,418      30,063         2,129       35,610            2,502           33,108
Irving (DFW Airport North), TX (19)       10,039      57,368         3,417       70,824            4,883           65,941
Irving (DFW Airport North), TX (21)        1,546      13,598         2,622       17,766            1,200           16,566
Midland (Country Villa), TX (2)              404       3,585           412        4,401              391            4,010
Odessa (Centre), TX (15)                     487       4,296           509        5,292              393            4,899
Odessa (Parkway Blvd), TX (13)               370       3,256           313        3,939              305            3,634
Plano, TX (19)                             1,813      16,242         1,668       19,723            1,530           18,193
Plano, TX (2)                                885       7,809           549        9,243              704            8,539
San Antonio (Downtown), TX (2)                        22,770         1,250       24,020            1,876           22,144
San Antonio (Int'l Airport), TX (9)        3,371      31,151         1,789       36,311            2,532           33,779
Waco (I-35), TX (2)                          574       5,087           478        6,139              494            5,645
Salt Lake City (Airport), UT (2)                       8,071         1,211        9,282              759            8,523
Burlington, VT (3)                         3,136      27,729         2,672       33,537            2,986           30,551
Cambridge, Canada (2)                        481       5,270           985        6,736              563            6,173
Kitchener (Waterloo), Canada (2)                      10,984         1,007       11,991              882           11,109
Peterbourough (Waterfront), Canada (2)       735       7,023           813        8,571              678            7,893
Sarnia, Canada (2)                           271       3,452           891        4,614              197            4,417
Toronto (Airport), Canada (9)                         24,305         2,334       26,639            2,215           24,424
Toronto (Yorkdale), Canada (2)             1,578      18,097         1,734       21,409            1,409           20,000
                                        --------  ----------      --------   ----------         --------       ----------
Total                                   $321,994  $3,477,006      $409,011   $4,208,011         $473,101       $3,734,910
                                        ========  ==========      ========   ==========         ========       ==========

                                                                     LIFE UPON
                                                                       WHICH
                                                                    DEPRECIATION
                                            DATE OF      DATE       IN STATEMENT
DESCRIPTION OF PROPERTY                  CONSTRUCTION  ACQUIRED     IS COMPUTED
- -----------------------                  ------------  --------     -----------
Knoxville (Central), TN (2)                     1966   07-28-98      5 - 40 Yrs
Nashville, TN (1)                               1985   07-28-94      5 - 40 Yrs
Nashville (Opryland/Airport), TN (9)            1981   07-28-98      5 - 40 Yrs
Addison (North Dallas), TX (6)                  1985   07-28-98      5 - 40 Yrs
Amarillo (I-40), TX (2)                         1970   07-28-98      5 - 40 Yrs
Austin (Downtown), TX (5)                       1987   03-20-97      5 - 40 Yrs
Austin (Town Lake), TX (2)                      1967   07-28-98      5 - 40 Yrs
Beaumont (Midtown I-10), TX (2)                 1967   07-28-98      5 - 40 Yrs
Corpus Christi, TX (1)                          1984   07-19-95      5 - 40 Yrs
Dallas, TX (19)                                 1988   07-28-98      5 - 40 Yrs
Dallas (Alpha Road), TX (17)                    1997   07-28-98      5 - 40 Yrs
Dallas (Campbell Center), TX (7)                1982   05-29-98      5 - 40 Yrs
Dallas, (DFW Airport South), TX (1)             1985   07-28-98      5 - 40 Yrs
Dallas (Downtown West End), TX (12)             1969   07-28-98      5 - 40 Yrs
Dallas (Love Field), TX (1)                     1986   03-29-95      5 - 40 Yrs
Dallas (Market Center), TX (6)                  1983   07-28-98      5 - 40 Yrs
Dallas (Market Center), TX (1)                  1980   06-30-97      5 - 40 Yrs
Dallas (Park Central), TX (6)                   1981   07-28-98      5 - 40 Yrs
Dallas (Park Central), TX (1)                   1985   07-28-94      5 - 40 Yrs
Dallas (Park Central), TX (3)                   1972   11-01-98      5 - 40 Yrs
Dallas (Park Central), TX (20)                  1983   06-30-97      5 - 40 Yrs
Houston (I-10 West), TX (9)                     1969   07-28-98      5 - 40 Yrs
Houston (Int'l Airport), TX (2)                 1971   07-28-98      5 - 40 Yrs
Houston (Medical Center), TX (6)                1973   07-28-98      5 - 40 Yrs
Houston (Medical Center), TX (15)               1984   07-28-98      5 - 40 Yrs
Houston (Near Greenway), TX (9)                 1984   07-28-98      5 - 40 Yrs
Irving (DFW Airport North), TX (19)             1987   07-28-98      5 - 40 Yrs
Irving (DFW Airport North), TX (21)             1989   07-28-98      5 - 40 Yrs
Midland (Country Villa), TX (2)                 1979   07-28-98      5 - 40 Yrs
Odessa (Centre), TX (15)                        1982   07-28-98      5 - 40 Yrs
Odessa (Parkway Blvd), TX (13)                  1977   07-28-98      5 - 40 Yrs
Plano, TX (19)                                  1983   07-28-98      5 - 40 Yrs
Plano, TX (2)                                   1983   07-28-98      5 - 40 Yrs
San Antonio (Downtown), TX (2)                  1968   07-28-98      5 - 40 Yrs
San Antonio (Int'l Airport), TX (9)             1981   07-28-98      5 - 40 Yrs
Waco (I-35), TX (2)                             1970   07-28-98      5 - 40 Yrs
Salt Lake City (Airport), UT (2)                1963   07-28-98      5 - 40 Yrs
Burlington, VT (3)                              1967   12-04-97      5 - 40 Yrs
Cambridge, Canada (2)                           1969   07-28-98      5 - 40 Yrs
Kitchener (Waterloo), Canada (2)                1965   07-28-98      5 - 40 Yrs
Peterbourough (Waterfront), Canada (2)          1965   07-28-98      5 - 40 Yrs
Sarnia, Canada (2)                              1970   07-28-98      5 - 40 Yrs
Toronto (Airport), Canada (9)                   1970   07-28-98      5 - 40 Yrs
Toronto (Yorkdale), Canada (2)                  1970   07-28-98      5 - 40 Yrs

Total


                       FELCOR LODGING LIMITED PARTNERSHIP

      Balance at December 31, 1997          $1,562,724        Depreciation expense during the period           $  50,682
                                                                                                               ---------
       Additions during the period           2,537,222              Balance at December 31, 1997                  87,400
                                            ----------
      Balance at December 31, 1998          $4,099,946        Depreciation expense during the period              90,672
                                                                                                               ---------
       Additions during the period             247,116             Balance at December 31, 1998                $ 178,072
                                            ----------
      Balance at December 31, 1999          $4,347,062        Depreciation expense during the period             152,483
                                                                                                               ---------
           Sold Hotels in 2000                 (31,921)            Balance at December 31, 1999                $ 330,555
          Hotels Held for Sale                (206,000)                 Sold Hotels in 2000                       (4,200)
       Additions during the period              98,870                 Hotels Held for Sale                      (13,706)
                                            ----------
      Balance at December 31, 2000          $4,208,011        Depreciation expense during the period             160,452
                                            ----------                                                         ---------
                                                                   Balance at December 31, 2000                $ 473,101

                                                                                             COST CAPITALIZED SUBSEQUENT
                                                                   INITIAL COST                     TO ACQUISITION
                                                         ---------------------------------  ------------------------------
                                                                   BUILDINGS     FURNITURE         BUILDINGS     FURNITURE
                                                                      AND           AND               AND           AND
DESCRIPTION OF PROPERTY                    ENCUMBRANCES   LAND    IMPROVEMENTS   FIXTURES   LAND  IMPROVEMENTS   FIXTURES
- -----------------------                    ------------  -------  ------------   ---------  ----  ------------   ---------
Scottsdale (Downtown), AZ (4)                                           12,430       384                24           151
Boca Raton, FL (5)                                         5,433         2,796       468               243         1,316
Tampa (Busch Gardens), FL (5)                                672        12,387       226               134           991
Atlanta (Downtown), GA (10)                                2,025        17,618       608                25           202
Atlanta, (Downtown), GA (4)                                1,266        11,017       380               213           494
Marietta, GA (12)                                            952         8,285       286               467           587
Davenport, IA (12)                                           434         3,776       130               405           372
Davenport, IA (2)                                            547         4,763       164             1,333         1,003
Moline, IL (12)                                              505         4,398       152               535           470
Moline (Airport), IL (2)                                     822         7,149       247             1,240         1,039
Moline (Airport), IL (13)                                    232         2,021        70               383           429
Colby, KS (13)                                               339         2,950       102               228            48
Great Bend, KS (2)                                           549         4,780       165               215           372
Hays, KS (12)                                                243         2,112        73               306           267
Hays, KS (2)                                                 597         5,190       179                43           183
Salina, KS (2)                                 4,891         502         4,370       151                66           341
Salina (I-70), KS (13)                                       341         2,964       102              (14)            95
Jackson (Briarwood), MS (12)                     626         747         6,501       224               144           191
Nashville (Airport), TN (5)                                1,073         9,331       322               624         1,114
Dallas (Regal Row), TX (4)                                   778         6,770       233                19            76
Houston (Galleria), TX (10)                                1,855        16,143       557               177           322
Houston (Galleria), TX (4)                                   465         4,047       140                19           135
Houston (I-10 East), TX (4)                                  586         5,099       176                66           300
Houston (I-10 East), TX (12)                                 478         4,155       143               196           236
                                              ------     -------      --------    ------            ------       -------
            Total                             $5,517     $21,441      $161,052    $5,682            $7,091       $10,734

Reserve for assets held for sale

                                                     GROSS AMOUNTS AT WHICH                      ACCUMULATED       NET BOOK
                                                   CARRIED AT CLOSE OF PERIOD                   DEPRECIATION         VALUE
                                               ----------------------------------               BUILDINGS AND    BUILDINGS AND
                                                          BUILDINGS     FURNITURE               IMPROVEMENTS;    IMPROVEMENTS;
                                                             AND           AND                   FURNITURE &      FURNITURE &
DESCRIPTION OF PROPERTY                         LAND     IMPROVEMENTS   FIXTURES     TOTAL        FIXTURES         FIXTURES
- -----------------------                        -------   ------------   ---------  --------     -------------    -------------
Scottsdale (Downtown), AZ (4)                                12,454         535      12,989            731           12,258
Boca Raton, FL (5)                               5,433        3,039       1,784      10,256          1,538            8,718
Tampa (Busch Gardens), FL (5)                      672       12,521       1,217      14,410          2,118           12,292
Atlanta (Downtown), GA (10)                      2,025       17,643         810      20,478          1,056           19,422
Atlanta, (Downtown), GA (4)                      1,266       11,230         874      13,370            721           12,649
Marietta, GA (12)                                  952        8,752         873      10,577            631            9,946
Davenport, IA (12)                                 434        4,181         502       5,117            238            4,879
Davenport, IA (2)                                  547        6,096       1,167       7,810            328            7,482
Moline, IL (12)                                    505        4,933         622       6,060            282            5,778
Moline (Airport), IL (2)                           822        8,389       1,286      10,497            455           10,042
Moline (Airport), IL (13)                          232        2,404         499       3,135            148            2,987
Colby, KS (13)                                     339        3,178         150       3,667            195            3,472
Great Bend, KS (2)                                 549        4,995         537       6,081            344            5,737
Hays, KS (12)                                      243        2,418         340       3,001            131            2,870
Hays, KS (2)                                       597        5,233         362       6,192            338            5,854
Salina, KS (2)                                     502        4,436         492       5,430            307            5,123
Salina (I-70), KS (13)                             341        2,950         197       3,488            186            3,302
Jackson (Briarwood), MS (12)                       747        6,645         415       7,807            392            7,415
Nashville (Airport), TN (5)                      1,073        9,955       1,436      12,464          1,240           11,224
Dallas (Regal Row), TX (4)                         778        6,789         309       7,876            406            7,470
Houston (Galleria), TX (10)                      1,855       16,320         879      19,054          1,010           18,044
Houston (Galleria), TX (4)                         465        4,066         275       4,806            258            4,548
Houston (I-10 East), TX (4)                        586        5,165         476       6,227            352            5,875
Houston (I-10 East), TX (12)                       478        4,351         379       5,208            301            4,907
                                               -------     --------     -------    --------        -------         --------
            Total                              $21,441     $168,143     $16,416    $206,000        $13,706         $192,294

Reserve for assets held for sale                                                                                    (63,000)
                                                                                                                   --------
                                                                                                                   $129,294
                                                                                                                   ========

                                                                       LIFE UPON
                                                                         WHICH
                                                                      DEPRECIATION
                                              DATE OF      DATE       IN STATEMENT
DESCRIPTION OF PROPERTY                    CONSTRUCTION  ACQUIRED     IS COMPUTED
- -----------------------                    ------------  --------     ------------
Scottsdale (Downtown), AZ (4)                  1970      07-28-98      5 - 40 Yrs
Boca Raton, FL (5)                             1989      11-15-95      5 - 40 Yrs
Tampa (Busch Gardens), FL (5)                  1985      11-15-95      5 - 40 Yrs
Atlanta (Downtown), GA (10)                    1963      07-28-98      5 - 40 Yrs
Atlanta, (Downtown), GA (4)                    1963      07-28-98      5 - 40 Yrs
Marietta, GA (12)                              1986      07-28-98      5 - 40 Yrs
Davenport, IA (12)                             1985      07-28-98      5 - 40 Yrs
Davenport, IA (2)                              1966      07-28-98      5 - 40 Yrs
Moline, IL (12)                                1985      07-28-98      5 - 40 Yrs
Moline (Airport), IL (2)                       1961      07-28-98      5 - 40 Yrs
Moline (Airport), IL (13)                      1996      07-28-98      5 - 40 Yrs
Colby, KS (13)                                 1998      07-28-98      5 - 40 Yrs
Great Bend, KS (2)                             1964      07-28-98      5 - 40 Yrs
Hays, KS (12)                                  1985      07-28-98      5 - 40 Yrs
Hays, KS (2)                                   1966      07-28-98      5 - 40 Yrs
Salina, KS (2)                                 1986      07-28-98      5 - 40 Yrs
Salina (I-70), KS (13)                         1997      07-28-98      5 - 40 Yrs
Jackson (Briarwood), MS (12)                   1985      07-28-98      5 - 40 Yrs
Nashville (Airport), TN (5)                    1988      06-05-97      5 - 40 Yrs
Dallas (Regal Row), TX (4)                     1969      07-28-98      5 - 40 Yrs
Houston (Galleria), TX (10)                    1968      07-28-98      5 - 40 Yrs
Houston (Galleria), TX (4)                     1968      07-28-98      5 - 40 Yrs
Houston (I-10 East), TX (4)                    1984      07-28-98      5 - 40 Yrs
Houston (I-10 East), TX (12)                   1969      07-28-98      5 - 40 Yrs

1.    Embassy Suites
2.    Holiday Inn
3.    Sheraton
4.    Fairfield Inn
5.    Doubletree Guest Suites
6.    Crowne Plaza
7.    Doubletree
8.    Independents
9.    Holiday Inn Select
10.   Courtyard by Marriott
11.   Sheraton Suites
12.   Hampton Inn
13.   Holiday Inn Express
14.   Hilton Suites
15.   Holiday Inn Hotel & Suites
16.   Homewood Suites
17.   Bristol House(R)
18.   Crowne Plaza Suites
19.   Harvey Hotel
20.   Westin
21.   Harvey Suites

                               INDEX TO EXHIBITS

           EXHIBIT
           NUMBER       DESCRIPTION
           -------      -----------
            3.1      -  Amended and Restated Agreement of Limited Partnership of
                        the Company (filed as Exhibit 10.1 to FelCor's Annual
                        Report on Form 10-K/A Amendment No. 1 for the fiscal
                        year ended December 31, 1994 (the "1994 10-K/A") and
                        incorporated herein by reference).

            3.2      -  First Amendment to Amended and Restated Agreement of
                        Limited Partnership of the Company dated as of November
                        17, 1995 by and among FelCor, Promus Hotels, Inc. and all of the persons or entities who are or shall in the future become of the limited partners of the Company
                        (filed as Exhibit 10.1.1 to FelCor's Annual Report on
                        Form 10-K, as amended, for the fiscal year ended
                        December 31, 1995 (the "1995 10-K") and incorporated herein by reference).

            3.3      -  Second Amendment to Amended and Restated Agreement of
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

           EXHIBIT
           NUMBER       DESCRIPTION
           -------      -----------
            3.10     -  Ninth Amendment to Amended and Restated Agreement of
                        Limited Partnership of the Company dated as of May 1,
                        1998, between FelCor and all of the persons or entities
                        who are or shall in the future become limited partners
                        of the Company, adopting Addendum No. 3 to Amended and
                        Restated Agreement of Limited Partnership dated as of
                        May 1, 1998 (filed as Exhibit 10.1.9 to FelCor's Form
                        8-K dated May 29, 1998, and incorporated herein by
                        reference).

            3.11     -  Tenth Amendment to Amended and Restated Agreement of
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

            3.18     -  Seventeenth Amendment to Amended and Restated Agreement
                        of Limited Partnership of the Company dated as of November 1, 2000, by and among FelCor, Bass America,
                        Inc. and all of the persons or entities who are or shall in the future become limited partners of the Company
                        (filed as Exhibit 10.1.17 to FelCor's Annual Report on form 10-K for the fiscal year ended December 31, 2000
                        (the "2000 10-K"), and incorporated herein by reference).

            4.1      -  Indenture dated as of April 22, 1996 by and between
                        FelCor and Sun Trust Bank, Atlanta, Georgia, as Trustee
                        (filed as Exhibit 4.2 to FelCor's Form 8-K dated May 1,
                        1996 and incorporated herein by reference).

            4.2      -  Indenture dated as of October 1, 1997 by and among the
                        Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee
                        (filed as Exhibit 4.1 to the Registration Statement on
                        Form S-4 (file No. 333-39595) and the other co-registrants named therein and incorporated herein by reference).

           EXHIBIT
           NUMBER       DESCRIPTION
           -------      -----------
            4.2.1    -  First Amendment to Indenture dated as of February 5,
                        1998 by and among Registrant, FelCor, the Subsidiary
                        Guarantors named therein and SunTrust Bank, Atlanta,
                        Georgia, as Trustee (filed as Exhibit 4.2 to the
                        Registration Statement on Form S-4 (File No. 333-39595)
                        and incorporated herein by reference).

            4.2.2    -  Second Amendment to Indenture and First Supplemental
                        Indenture dated as of December 30, 1998, by and among Registrant, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee
                        (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated herein by reference).

            4.2.3    -  Third Amendment to Indenture dated as of March 30, 1999 by and among the Company, FelCor, the Subsidiary
                        Guarantors named therein, who are signatories thereto and SunTrust Bank, Atlanta (filed as Exhibit 4.7.3 to
                        FelCor's Form 10-Q for the quarter ended March 31, 1999
                        (the "March 1999 10-Q"), and incorporated herein by reference).

            10.1     -  Form of Lease Agreement between the Registrant as Lessor and DJONT Operations, L.L.C. or its subsidiaries
                        ("DJONT") as Lessee (filed as Exhibit 10.2.1 to the 1995
                        10-K and incorporated herein by reference).

            10.1.1   -  Omnibus Lease Amendment Agreement dated as of June 30,
                        1998 among FelCor, the Company, and DJONT to clarify the meaning of Article III of the lease as represented by the actual course of dealing between lessors and lessees under such leases (filed as Exhibit 10.19 to FelCor's
                        Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

            10.2     -  Form of Lease Agreement between the Company as Lessor
                        and a subsidiary of Bristol Hotels & Resorts ("BHR") as Lessee (the "Bristol Lease Agreement") (filed as Exhibit
                        10.3 to the 1998 10-K and incorporated herein by reference).

            10.2.1   -  Amended and Restated Master Hotel Agreement dated as of
                        July 27, 1998 among the Company, FelCor, BHR and the lessors and lessees named therein (filed as Exhibit
                        10.17 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

            10.3     -  Employment Agreement dated as of July 28, 1994 between
                        FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit
                        10.8 to the 1994 10-K/A and incorporated herein by reference).

            10.4     -  Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

            10.5     -  Savings and Investment Plan of FelCor (filed as Exhibit
                        10.10 to the 1994 10-K/A and incorporated herein by reference).

            10.6     -  1995 Restricted Stock and Stock Option Plan of the
                        Company (filed as Exhibit 10.9.2 to the 1995 10-K and incorporated herein by reference).

            10.7     -  Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to FelCor's
                        Form 10-Q for the quarter ended September 30, 1999 (the
                        "September 1999 10-Q") and incorporated herein by reference).

            10.8     -  1998 Restricted Stock and Stock Option Plan (filed as
                        Exhibit 4.2 to FelCor's Registration Statement on Form
                        S-8 (File No. 333-66041) and incorporated herein by reference).

            EXHIBIT
            NUMBER      DESCRIPTION
            -------     -----------
            10.9     -  Second Amended and Restated 1995 Equity Incentive Plan
                        (filed as Exhibit 99.1 to FelCor's Post-Effective
                        Amendment on Form S-3 to Form S-4 Registration Statement
                        (File No. 333-50509) and incorporated herein by
                        reference).

            10.10    -  Amended and Restated Stock Option Plan for Non-Employee
                        Directors (filed as Exhibit 99.2 to FelCor's
                        Post-Effective Amendment on Form S-3 to Form S-4
                        Registration Statement (File No. 333-50509) and incorporated herein by reference).

            10.11    -  Form of Severance Agreement for executive officers and
                        certain key employees of FelCor (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

            10.12    -  Agreement dated as of April 15, 1995 among FelCor, the
                        Company, FelCor, Inc., Thomas J. Corcoran, Jr. and
                        Hervey A. Feldman relating to purchase of securities
                        (filed as Exhibit 10.15 to the Registration Statement on
                        Form S-11 (File No. 33-91870) and incorporated herein by reference).

            10.13    -  Voting and Cooperation Agreement dated as of March 23,
                        1998 among the Company, Bristol, Bass America Inc.,
                        Holiday Corporation and United/Harvey Holdings, L.P.
                        (filed as Exhibit 99.7 to FelCor's Registration
                        Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

            10.14    -  Spin-Off Agreement dated as of March 23, 1998 among
                        Bristol, Bristol Hotel Management Corporation and
                        Bristol Hotel and Resorts, Inc., as agreed to by FelCor
                        (filed as Exhibit 99.8 to FelCor's Registration
                        Statement on Form S-4 (File No. 333-50509) and incorporated herein by reference).

            10.15    -  Stockholders' and Registration Rights Agreement dated as of July 27, 1998 by and among FelCor, Bass America,
                        Inc., Holiday Corporation, Bass plc, United/Harvey
                        Investors I, L.P., United/Harvey Investors II, L.P.,
                        United/Harvey Investors III, L.P., United/Harvey
                        Investors IV, L.P., and United/Harvey Investors V, L.P.
                        (filed as Exhibit 10.18 to FelCor's Form 8-K dated
                        August 10, 1998, and incorporated herein by reference).

            10.16    -  Sixth Amended and Restated Credit Agreement dated as of
                        December 18, 2000, among the Registrant, the Partnership and FelCor Canada Co., as Borrowers, the Lenders party thereto, The Chase Manhattan Bank and The Chase
                        Manhattan Bank of Canada, as Administrative Agents,
                        Chase Securities, Inc., as Joint Lead Arranger, Joint
                        Book Manager and Syndication Agent, Bankers Trust
                        Company, as Joint Lead Arranger, Joint Book Manager and
                        Documentation Agent, Bank of America, N.A. and Wells
                        Fargo Bank, National Association, as Documentation
                        Agents (filed As Exhibit 10.17 to the 2000 10-K and incorporated herein by reference).

            10.17    -  Loan Agreement dated as of October 10, 1997 among
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

            EXHIBIT
            NUMBER      DESCRIPTION
            -------     -----------
            10.17.1  -  First Amendment to Loan Agreement and Ancillary Loan
                        Documents made as of May 28, 1999, among FelCor Lodging
                        Company, L.L.C., FelCor Lodging Holding Company, L.L.C.
                        and LaSalle National Bank, as Trustee for Nomura Asset
                        Securities Corporation Commercial Pass-Through
                        Certificates Series 1998-D6, administrative agent and
                        collateral agent (filed as Exhibit 10.19.1 to the 1999
                        10-K and incorporated herein by reference).

            10.18    -  Deed of Trust, Security Agreement, Assignment of Leases
                        and Rents, Fixture Filing and Financing Statement, dated
                        March 1, 1999, by FelCor Hotel Company II, Ltd., as
                        Grantor, to Howard E. Schreiber, Trustee, in trust for the benefit of Bankers Trust Company, as Beneficiary
                        (filed as Exhibit 10.21 to the March 1999 10-Q, and incorporated herein by reference).

            10.19.1  -  Loan Agreement, dated April 1, 1999, among FelCor
                        Lodging Trust Incorporated and FelCor Lodging Limited
                        Partnership as Borrower, and The Lenders Party Thereto and The Chase Manhattan Bank as Administrative Agent and
                        Collateral Agent (filed as Exhibit 10.22.1 to the March
                        1999 10-Q, and incorporated herein by reference).

            10.19.2  -  Guaranty, dated April 1, 1999, made by each of the named
                        Guarantors therein, who are signatories thereto (filed as Exhibit 10.22.2 to the March 1999 10-Q, and incorporated herein by reference).

            10.19.3  -  Pledge and Security Agreement, dated April 1, 1999, made by each of the named Pledgors therein, who are signatories thereto, in favor of The Chase Manhattan
                        Bank, as Collateral Agent (filed as Exhibit 10.22.3 to the March 1999 10-Q, and incorporated herein by reference).

            10.19.4  -  Second Amendment to Loan Agreement dated as of August
                        20, 1999, among FelCor and the Company, as Borrower, the financial institutions party thereto, and The Chase
                        Manhattan Bank, as administrative agent (filed as Exhibit 10.22.4 to the September 1999 10-Q and incorporated herein by reference).

            10.19.5  -  Third Amendment to Loan Agreement dated as of December
                        1, 1999, among FelCor and the Registrant, as Borrower, the financial institutions party thereto, and The Chase
                        Manhattan Bank, as Administrative Agent.

            10.19.6 -   Fourth Amendment to Loan Agreement dated as of August 7,
                        2000, among FelCor and the Company, as Borrower, the
                        financial institutions party thereto and The Chase
                        Manhattan Bank, as Administrative Agent (filed as
                        Exhibit 10.21.6 to the Company's Registration Statement
                        on Form S-4 (file no. 333-47506) and incorporated
                        herein by reference).

            10.20    -  Form of Mortgage, Security Agreement and Fixture Filing
                        by and between FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential Insurance Company of America as
                        Mortgagee (filed as Exhibit 10.23 to the March 1999
                        10-Q, and incorporated herein by reference).

            10.20.1  -  Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS
                        Holdings, L.P., payable to the order of The Prudential
                        Insurance Company of America. (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 (the "June 1999 10-Q") and incorporated herein by reference).

            10.20.2  -  Form of Mortgage, Security Agreement and Fixture Filing
                        by and between FelCor/CSS Holdings, L. P., as Mortgagor, and The Prudential Insurance Company of America, as
                        Mortgagee (incorporated by reference to Exhibit 10.23 to FelCor's Form 10-Q for the quarter ended March 31,
                        1999).

            10.20.3  -  Mortgage Loan Agreement dated as of April 1, 1999, by and between The Prudential Insurance Company of America, as Lender, and FelCor/CSS Holdings, L.P., as Borrower
                        (filed as Exhibit 10.23.3 to the June 1999 10-Q and incorporated herein by reference).

            EXHIBIT
            NUMBER      DESCRIPTION
            -------     -----------
            10.21.1  -  Form of six separate Promissory Notes each dated May 12,
                        1999, made by FelCor/MM Holdings, L.P. payable to the
                        order of Massachusetts Mutual Life Insurance Company in
                        the respective original principal amounts of $12,500,000
                        (Embassy Suites-Dallas Market Center), $14,000,000
                        (Embassy Suites-Dallas Love Field), $12,450,000 (Embassy
                        Suites-Tempe), $11,550,000 (Embassy Suites-Anaheim),
                        $8,900,000 (Embassy Suites-Palm Desert), $15,600,000
                        (Embassy Suites-Deerfield Beach) (filed as Exhibit
                        10.24.1 to the June 1999 10-Q and incorporated herein by
                        reference).

            10.21.2  -  Form of Deed of Trust, Security Agreement and Fixture
                        Filing, each dated as of May 12, 1999, from FelCor/MM
                        Holdings, L.P., as Borrower, in favor of Fidelity
                        National Title Insurance Company, as Trustee, and
                        Massachusetts Mutual Life Insurance Company, as
                        Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                        Exhibit 10.24.1, also executed by FelCor/CSS Holdings,
                        L.P. with respect to the Embassy Suites-Anaheim and Embassy Suites-Deerfield Beach, and by FelCor Lodging
                        Limited Partnership with respect to the Embassy
                        Suites-Palm Desert (filed as Exhibit 10.24.2 to the June
                        1999 10-Q and incorporated herein by reference).

          * 21       -  List of Subsidiaries of the Registrant.



- ----------

*    Filed herewith.