Form 10-Q
period 2001-09-30
FELCOR LODGING L P
filed 2001-11-14
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
                                             PART I. -- FINANCIAL INFORMATION

Item 1.      Financial Statements.............................................................................     3
                Consolidated Balance Sheets - September 30, 2001 (Unaudited)
                     and December 31, 2000....................................................................     3
                Consolidated Statements of Operations -- For the Three and Nine Months
                     Ended September 30, 2001 and 2000 (Unaudited)............................................     4
                Consolidated Statements of Cash Flows -- For the Nine Months
                     Ended September 30, 2001 and 2000 (Unaudited)............................................     5
                Notes to Consolidated Financial Statements....................................................     6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations............    16
                General/Third Quarter Activities..............................................................    16
                Results of Operations.........................................................................    19
                Liquidity and Capital Resources...............................................................    25
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................    28

                                               PART II. -- OTHER INFORMATION

Item 5.      Other Information................................................................................    29
Item 6.      Exhibits and Reports on Form 8-K.................................................................    29

SIGNATURE....................................................................................................     30

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        SEPTEMBER         DECEMBER
                                                                                          2001              2000
                                                                                       ------------     ------------
                                                                                        (UNAUDITED)
                                                  ASSETS

Investment in hotels, net of accumulated depreciation of $592,401
   at September 30, 2001 and $473,101 at December 31, 2000 .......................     $  3,690,275     $  3,750,275
Investment in unconsolidated entities ............................................          152,056          128,593
Assets held for sale .............................................................           48,822          129,294
Cash and cash equivalents ........................................................           69,608           26,060
Cash held in escrow in connection with senior note offering ......................          318,903
Accounts receivable ..............................................................           72,202           31,241
Note receivable from unconsolidated entity .......................................                             7,695
Deferred expenses, net of accumulated amortization of $10,300
   at September 30, 2001 and $7,146 at December 31, 2000 .........................           27,865           23,944
Other assets .....................................................................           24,196            6,501
                                                                                       ------------     ------------

Total assets .....................................................................     $  4,403,927     $  4,103,603
                                                                                       ============     ============

                                   LIABILITIES AND PARTNERS' CAPITAL

Debt .............................................................................     $  1,843,641     $  1,838,241
Senior notes held in escrow and redeemed in October 2001 .........................          300,000
Distributions declared but unpaid ................................................           34,199           33,957
Accrued expenses and other liabilities ...........................................          209,926           94,232
Minority interest in other partnerships ..........................................           49,742           50,774
                                                                                       ------------     ------------

Total liabilities ................................................................        2,437,508        2,017,204
                                                                                       ------------     ------------

Commitments and contingencies

Redeemable units at redemption value .............................................          121,239          205,800
Preferred units, $.01 par value, 20,000 units authorized:
   Series A Cumulative Preferred Units, 5,981 units issued and outstanding .......          149,515          149,515
   Series B Redeemable Preferred Units, 58 units issued and outstanding ..........          143,750          143,750
Partners' capital ................................................................        1,551,915        1,587,334
                                                                                       ------------     ------------

Total liabilities and partners' capital ..........................................     $  4,403,927     $  4,103,603
                                                                                       ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                               --------------------------      --------------------------
                                                                  2001            2000            2001            2000
                                                               ----------      ----------      ----------      ----------
Revenues:
   Hotel operating revenue:
     Room ................................................     $  271,419                      $  636,762
     Food and beverage ...................................         47,508                         100,658
     Other operating departments .........................         18,259                          43,049
   Percentage lease revenue ..............................                     $  132,240         115,137      $  388,575
   Retail space rental and other revenue .................            573             602           2,455           2,426
                                                               ----------      ----------      ----------      ----------

Total revenues ...........................................        337,759         132,842         898,061         391,001
                                                               ----------      ----------      ----------      ----------

Expenses:
   Hotel operating expenses:
     Room ................................................         70,832                         154,236
     Food and beverage ...................................         40,725                          79,866
     Other operating departments .........................          8,348                          19,270
   Other property operating costs ........................         97,567                         219,209
   Management fees .......................................         13,094                          25,706
   Taxes, insurance and lease expense ....................         31,438          23,915         107,898          71,503
   Corporate expenses ....................................          2,937           2,778           9,309           8,890
   Depreciation ..........................................         39,273          39,535         118,786         121,015
   Lease termination costs ...............................            378                          36,604
   Merger termination costs ..............................         19,919                          19,919
                                                               ----------      ----------      ----------      ----------
Total operating expenses .................................        324,511          66,228         790,803         201,408
                                                               ----------      ----------      ----------      ----------

Operating income .........................................         13,248          66,614         107,258         189,593

   Interest expense, net
   Recurring financing ...................................        (39,803)        (39,696)       (118,338)       (116,477)
   Merger related financing ..............................         (4,126)                         (5,212)
Swap termination expense .................................                                         (4,824)
Loss on assets held for sale .............................                                                        (63,000)
                                                               ----------      ----------      ----------      ----------

Income (loss) before equity in income from
      unconsolidated entities, minority interest,
      gain on sale of assets, and extraordinary items ....        (30,681)         26,918         (21,116)         10,116
   Equity in income from unconsolidated entities .........            722           7,162           7,050          12,810
   Minority interest .....................................           (650)           (607)         (2,932)         (2,700)
   Gain on sale of assets ................................            462           3,378           3,417           4,253
                                                               ----------      ----------      ----------      ----------
Income (loss) before extraordinary items .................        (30,147)         36,851         (13,581)         24,479
   Extraordinary charge from write off of deferred
      financing fees .....................................         (1,045)         (3,865)         (1,270)         (3,865)
                                                               ----------      ----------      ----------      ----------
Net income (loss) ........................................        (31,192)         32,986         (14,851)         20,614
   Preferred distributions ...............................         (6,150)         (6,155)        (18,450)        (18,513)
                                                               ----------      ----------      ----------      ----------
Net income (loss) applicable to unitholders ..............     $  (37,342)     $   26,831      $  (33,301)     $    2,101
                                                               ==========      ==========      ==========      ==========

Per unit data:
   Basic:
     Net income (loss) applicable to unitholders .........     $    (0.60)     $     0.43      $    (0.54)           0.03
                                                               ==========      ==========      ==========      ==========
     Weighted average units outstanding ..................         61,648          61,933          61,637          62,685
   Diluted:
     Net income (loss) applicable to unitholders .........     $    (0.60)     $     0.43      $    (0.54)           0.03
                                                               ==========      ==========      ==========      ==========
     Weighted average units outstanding ..................         61,996          62,176          62,005          62,916

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                  --------------------------
                                                                                                     2001            2000
                                                                                                  ----------      ----------
Cash flows from operating activities:
          Net income (loss) .................................................................     $  (14,851)     $   20,614
          Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                    Depreciation ............................................................        118,786         121,015
                    Gain on sale of assets ..................................................         (3,417)         (4,253)
                    Amortization of deferred financing fees .................................          3,997           3,434
                    Accretion of debt .......................................................            (50)           (640)
                    Amortization of unearned officers' and directors' compensation ..........          1,440           1,043
                    Equity in income from unconsolidated entities ...........................         (7,050)        (12,810)
                    Extraordinary write off of deferred financing fees ......................          1,270           3,865
                    Lease termination costs .................................................         36,304
                    Loss on assets held for sale ............................................                         63,000
                    Minority interests ......................................................          2,932           2,700
              Changes in assets and liabilities:
                    Accounts receivable .....................................................         (8,956)        (16,053)
                    Deferred expenses .......................................................         (9,122)        (15,508)
                    Other assets ............................................................         (1,838)         (2,780)
                    Deferred rent ...........................................................                         22,268
                    Accrued expenses and other liabilities ..................................         17,548          23,555
                                                                                                  ----------      ----------
                              Net cash flow provided by operating activities ................        136,993         209,450
                                                                                                  ----------      ----------

Cash flows provided by (used in) investing activities:
          Improvements and additions to hotels ..............................................        (48,103)        (65,861)
          Proceeds from sale of interest in hotels ..........................................         47,644
          Operating cash received in acquisition of lessees .................................         29,731
          Proceeds from sale of assets ......................................................         11,429          24,915
          Cash distributions from unconsolidated entities ...................................          7,024          21,047
                                                                                                  ----------      ----------
                              Net cash flow provided by (used in) investing activities ......         47,725         (19,899)
                                                                                                  ----------      ----------
Cash flows provided by (used in) financing activities:
          Restricted cash ...................................................................       (318,903)
          Proceeds from borrowings ..........................................................        937,155         937,424
          Repayment of borrowings ...........................................................       (631,705)       (917,437)
          Purchase of treasury stock ........................................................         (4,046)        (69,860)
          Proceeds from exercise of stock option ............................................            678
          Buyback of assumed stock options ..................................................                         (1,861)
          Distributions paid to minority interest ...........................................         (3,963)         (4,474)
          Distributions paid to preferred unitholders .......................................        (18,450)        (18,542)
          Distributions paid to unitholders .................................................       (101,936)       (104,919)
                                                                                                  ----------      ----------
                              Net cash flow used in financing activities ....................       (141,170)       (179,669)
                                                                                                  ----------      ----------

Net change in cash and cash equivalents .....................................................         43,548           9,882
Cash and cash equivalents at beginning of periods ...........................................         26,060          36,123
                                                                                                  ----------      ----------
Cash and cash equivalents at end of periods .................................................     $   69,608      $   46,005
                                                                                                  ==========      ==========

Supplemental cash flow information--
          Interest paid .....................................................................     $  118,409      $  107,929
                                                                                                  ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") on September 30, 2001, owned interests in 184 hotels in the United States and Canada with nearly 50,000 rooms and suites (collectively, the "Hotels"). The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor") the nation's second largest hotel real estate investment trust ("REIT"). At September 30, 2001 FelCor owned a greater than 85% equity interest in the Company. At September 30, 2001, the Company owned 100% of the interest in 151 of the Hotels, a 90% or greater interest in entities owning seven Hotels, a 60% interest in an entity owning two Hotels and 50% interests in entities that own 24 Hotels. Fourteen of the Company's Hotels are designated as held for sale.

         On May 9, 2001, the Company entered into an Agreement and Plan of Merger with MeriStar Hospitality Corporation ("MeriStar"). On September 21, 2001, the Company and MeriStar announced the termination of the merger. The decision to terminate the merger resulted from the September 11 terrorist attacks and their subsequent adverse impact on the financial markets. As a result of the merger termination the Company recorded expenses aggregating $19.9 million in the third quarter of 2001 associated with the termination of the merger and identified $4.1 million and $5.2 million for the three and nine months, respectively, of non-recurring merger financing costs.

         On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable subsidiaries that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed taxable subsidiaries acquiring leases for 96 Hotels that were leased to either DJONT Operations, L.L.C. and its consolidated subsidiaries (collectively "DJONT") or subsidiaries of Six Continents Hotels, formerly Bass Hotels and Resorts ("Six Continents"). Effective July 1, 2001, the Company acquired the remaining 88 Hotel leases held by Six Continents. By acquiring these leases through its taxable subsidiaries, the Company acquired the economic benefits and risks of the operations of these Hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

         The following table provides a schedule of the Hotels by brand at September 30, 2001:

                          BRAND
                          -----
                          Hilton(R) Brands:
                               Embassy Suites(R)..................................    59
                               Doubletree(R)and Doubletree Guest Suites(R)........    14
                               Hampton Inn(R).....................................     7
                               Hilton Suites(R)...................................     1
                               Homewood Suites(R).................................     1
                          Six Continents Brands:
                               Holiday Inn(R).....................................    44
                               Crowne Plaza(R)and Crowne Plaza Suites(R)..........    18
                               Holiday Inn Select(R)..............................    10
                               Holiday Inn Express(R).............................     5
                          Starwood Brands:
                               Sheraton(R)and Sheraton Suites(R)..................    10
                               Westin(R)..........................................     1
                          Other Brands............................................    14
                                                                                    ----
                          Total Hotels..........................................     184
                                                                                    ====

         The Hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (19 hotels), Florida (18 hotels) and Georgia (14 hotels).

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION -- (CONTINUED)

         At September 30, 2001, (i) Six Continents managed 89 of the Hotels,
(ii) Hilton managed 72 of the Hotels, (iii) Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") managed 11 of the Hotels, (iv) Interstate Hotels Corporation ("IHC") managed eight of the Hotels and (v) three independent management companies managed the four remaining Hotels.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or partners' capital.

         The financial information for the three and nine months ended September 30, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

2. ACQUISITION OF HOTEL LEASES

         Effective January 1, 2001, the Company acquired all the equity interests in DJONT, which leased 85 of the Hotels. In consideration for the acquisition, the Company issued 416,667 units of limited partnership interest valued at approximately $10 million which, together with DJONT's accumulated shareholders' deficit of $24.5 million, was expensed as lease termination cost in the first quarter of 2001.

         Effective January 1, 2001, the Company completed the acquisition of 12 of the leases that were held by Six Continents. In consideration for the acquisition and termination of these leases, together with the related management agreements, FelCor issued to Six Continents 413,585 shares of FelCor common stock valued at approximately $10 million. Of this $10 million in consideration, approximately $1.7 million was expensed as lease termination costs in the first quarter of 2001 and $8.3 million was expensed at June 30, 2001, in connection with the designation of certain of these Hotels as held for sale. Of the 12 hotels, three have been sold, eight have been contributed to a joint venture with IHC, and one will be retained.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITION OF HOTEL LEASES -- (CONTINUED)

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of the leases on these 96 Hotels. The fair values of the acquired assets and liabilities at January 1, 2001, are as follows (in thousands):

                 Cash and cash equivalents......................................   $  25,300
                 Accounts receivable............................................      30,214
                 Other assets...................................................      17,318
                                                                                   ---------
                 Total assets acquired..........................................      72,832
                                                                                   ---------

                 Accounts payable...............................................      18,656
                 Due to FelCor Lodging Trust....................................      30,687
                 Accrued expenses and other liabilities.........................      40,072
                                                                                   ---------
                 Total liabilities assumed......................................      89,415
                                                                                   ---------
                 Liabilities assumed in excess of assets acquired...............      16,583
                 Value of partnership units and FelCor common stock.............      19,721
                                                                                   ---------
                      Lease termination costs...................................   $  36,304
                                                                                   =========

         Effective July 1, 2001, the Company acquired leases for 88 Hotels from Six Continents. In consideration for the acquisition, FelCor issued to Six Continents 100 shares of its common stock and the Company entered into long-term management agreements with Six Continents with regard to such Hotels. The management fees payable to Six Continents include compensation to Six Continents for both management services and the acquisition of the 88 leases and, as such, are higher than those paid by the Company to other managers for comparable services. Management fees under these management contracts will be expensed as earned.

         The Company purchased certain assets and acquired certain liabilities with the acquisition of the 88 hotel leases. The fair value of the assets and liabilities assumed at July 1, 2001 are as follows (in thousands):

                      Cash and cash equivalents..............................     $  4,431
                      Accounts receivable....................................       30,964
                      Other assets...........................................        6,941
                                                                                  --------
                                Total assets acquired........................     $ 42,336
                                                                                  ========

                      Accounts payable.......................................     $  7,660
                      Accrued expenses and liabilities.......................       34,676
                                                                                  --------
                                Total liabilities assumed....................     $ 42,336
                                                                                  ========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. ADOPTION OF SFAS 133

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

         Upon adoption of SFAS 133, on January 1, 2001, the Company recorded the fair value of its interest rate swap agreements, having a notional value of $250 million, as an asset of $248,000 with a corresponding credit to accumulated other comprehensive income reported in partners' capital.

         As of September 30, 2001, the Company held one interest rate swap agreement with a notional value of $50 million. The fixed interest rate paid on this swap was 5.56% and the floating swap rate received was 3.58% with a maturity of July 2003. The fair value of the Company's interest rate swap agreement at September 30, 2001 was a liability of $2.2 million, which was recorded in accrued expenses and accumulated other comprehensive income reported in shareholders' equity. Assuming no changes in the index rates over the next twelve months, the swap currently held by the Company would result in additional interest expense of approximately $990,000.

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. It is the objective of the Company to use interest rate hedges to manage its fixed and floating interest rate position and not to be engaged in the speculation of interest rates. The Company manages interest rate risk based on the varying circumstances of anticipated borrowings, and existing floating and fixed rate debt, including the Company's revolving line of credit. The Company will generally seek to pursue interest rate risk mitigation strategies that will result in the least amount of reported earnings volatility under generally accepted accounting principles, while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

         To determine the fair values of its derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

4. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require (1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, (2) goodwill amortization to cease, and (3) the testing of goodwill for impairment at transition and at interim periods (if an event or circumstance would result in an impairment). The Company does not believe that SFAS No. 142 will have a material impact on the Company's results of operations and financial position.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS -- (CONTINUED)

         On August 15, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity is required to recognize the cumulative effect of initially applying SFAS No. 143 as a change in accounting principal.

         On October 3, 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 by removing goodwill from its scope, by defining a probability-weighted cash flow estimation approach and establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets. It also replaces the provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business" for the disposal of segments of a business. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001 and is to be applied prospectively.

         The Company has not determined what impact, if any, SFAS No. 143 or 144 will have on the Company's results of operations or financial position.

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company owned 50% interests in joint venture entities that owned and operated 24 Hotels at September 30, 2001, and 16 Hotels at September 30, 2000. The Company also owned a 50% interest in entities that owned an undeveloped parcel of land, provided condominium management services and developed and sold condominiums in Myrtle Beach, South Carolina. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2001            2000
                                                               -------------   ------------
BALANCE SHEET INFORMATION:
   Investment in hotels...................................     $     365,430   $    294,941
   Non-recourse mortgage debt.............................     $     265,641   $    225,302
   Equity.................................................     $     115,846   $     82,986

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                          --------------------------      --------------------------
                                                             2001            2000            2001            2000
                                                          ----------      ----------      ----------      ----------
STATEMENTS OF OPERATIONS INFORMATION:
   Total revenues ...................................     $   16,126      $   24,030      $   55,823      $   63,204
   Net income .......................................     $    2,344      $   11,881      $   16,468      $   25,530

   Net income attributable to the Company ...........     $    1,257      $    7,697      $    8,656      $   14,416
   Amortization of cost in excess of book value .....           (535)           (535)         (1,606)         (1,606)
                                                          ----------      ----------      ----------      ----------
   Equity in income from unconsolidated entities ....     $      722      $    7,162      $    7,050      $   12,810
                                                          ==========      ==========      ==========      ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ASSETS HELD FOR SALE

         In the second quarter of 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels. In connection with the decision to sell these hotels, the Company recorded, at June 30, 2000, an expense of $63 million representing the difference between the net book value of these hotels and their estimated net sale proceeds. No depreciation expense has been recorded on these hotels since June 30, 2000.

         In March 2001, the Company contributed eight of the hotels held for sale to entities in which the Company owns a 50% equity interest and a subsidiary of IHC holds the other 50% equity interest. The Company contributed assets with a book value of approximately $77 million, and received net cash proceeds of $52 million. The Company retained an $8 million membership interest and a $17 million preferred interest.

         In June 2001, the Company sold the 140-room Hampton Inn located in Marietta, Georgia, for a net sales price of $7.1 million. In September 2001, the Company sold the 119-room Hampton Inn located in Jackson, Mississippi for a net sales price of $4 million. The Company is actively marketing the remaining 14 hotels held for sale. Revenues related to the assets held for sale, less costs associated with those assets, were included in the Company's results of operations for the nine months ended September 30, 2001 and 2000, and represented income of $8.6 million and $8.9 million (net of $3.4 million in depreciation expense for 2000), respectively.

7. DEBT

         Debt at September 30, 2001, and December 31, 2000, consisted of the following (in thousands):

                                                                               SEPTEMBER 31,    DECEMBER 31,
                                COLLATERAL  INTEREST RATE    MATURITY DATE        2001            2000
                                ----------  -------------    -------------     -------------    ------------
FLOATING RATE DEBT:
Line of credit                  None        LIBOR + 200bp    October 2004                       $    112,000
Mortgage debt                   3 hotels    LIBOR + 200bp    February 2003                            61,909
Promissory note                 None        LIBOR + 200bp    June 2016         $         650             650
                                                                               -------------    ------------
Total floating rate debt                                                                 650         174,559
                                                                               -------------    ------------

FIXED RATE DEBT:
Line of credit - swapped        None        7.56%            October 2004             49,900         250,000
Publicly-traded term notes      None        7.38%            October 2004            174,601         174,505
Publicly-traded term notes      None        7.63%            October 2007            124,394         124,320
Publicly-traded term notes      None        9.50%            September 2008          101,640
Publicly-traded term notes      None        9.50%            September 2008          395,244         394,731
Publicly-traded term notes      None        8.50%            June 2011               297,593
Mortgage debt                   15 hotels   7.24%            November 2007           138,218         140,148
Mortgage debt                   7 hotels    7.54%            April 2009               96,426          97,604
Mortgage debt                   6 hotels    7.55%            June 2009                72,512          73,389
Mortgage debt                   7 hotels    8.73%            May 2010                142,713         144,032
Mortgage debt                   8 hotels    8.70%            May 2010                183,324         184,829
Other                           13 hotels   6.96% - 7.23%    2000 - 2005              66,426          80,124
                                                                               -------------    ------------
Total fixed rate debt                                                              1,842,991       1,663,682
                                                                               -------------    ------------
Total debt                                                                     $   1,843,641    $  1,838,241
                                                                               =============    ============

Senior notes held in escrow
   and redeemed October 2001    None        8.50%             June 2011         $     300,000
                                                                               =============

         One month and three month LIBOR at September 30, 2001, was 2.637% and 2.597%, respectively.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEBT -- (CONTINUED)

         At September 30, 2001, the Company's unsecured line of credit was matched with an interest rate swap agreement, which effectively converted the floating rate on the line of credit to a fixed rate. The existing interest swap matures July 2003. The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense.

         Interest expense is reported net of interest income of $2.3 million and $1.3 million for the nine months ended September 30, 2001 and 2000, respectively, and capitalized interest of $657,000 and $758,000, respectively.

         Non-recurring interest expense associated with the merger was $4.1 million and $5.2 million for the three and nine months ended September 30, 2001, respectively, this is presented net of $2.4 million and $3.2 million of interest income for the three and nine months ended September 30, 2000, respectively.

         On January 11, 2001, the Company completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 91/8%. The proceeds were used initially to pay down the Company's line of credit. On September 13, 2001, the Company announced the commencement of offers to exchange the $100 million in privately placed senior notes for notes with identical terms that are registered under the Securities Act of 1933. This exchange offer was completed in October 2001.

         On June 4, 2001, the Company completed the private placement of $600 million in 8 1/2% senior unsecured notes that mature in June 2011. Approximately $315 million of the proceeds were placed in escrow pending the closing or termination of the merger with MeriStar. The remaining proceeds were used to pay down the line of credit and other floating rate debt. In connection with the pay down of the line of credit, the Company terminated interest rate swaps with a notional value of $200 million, resulting in a one-time $4.8 million swap termination cost, which was expensed in the second quarter. An extraordinary charge of $225,000 was also recorded in the second quarter to write-off unamortized deferred financing costs associated with the prepayment of this floating rate debt. On September 13, 2001, the Company announced the commencement of offers to exchange the $600 million in privately placed senior notes for notes with identical terms that are registered under the Securities Act of 1933. This exchange offer was completed in October 2001. As the result of the termination of the merger with MeriStar, in accordance with the requirements of the indenture governing these notes, the Company redeemed $300 million in principal amount of these notes in October, 2001. The redemption price was 101% of the principal amount redeemed plus accrued interest. The redemption price was paid out of the $315 million held in escrow.

         On July 26, 2001, the Company renewed and extended its $615 million unsecured line of credit. The line of credit has a term of up to five years, including extensions, a floating interest rate, and a tiered interest rate spread over LIBOR based on the Company's leverage ratio. An extraordinary charge of $1 million was recorded to write-off unamortized deferred financing costs associated with the renewal of the Company's line of credit.

         The Company's line of credit contains various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At September 30, 2001, the Company was in compliance with all such covenants.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEBT -- (CONTINUED)

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

         On November 8, 2001, the Company and its lenders executed an amendment to its unsecured line of credit to obtain relaxed financial covenants generally through September 2002. The relaxed financial covenants were necessary as a result of the decline in operating results subsequent to the September 11 terrorist attacks and softening economy.

8. DEFERRED RENT

         The Company deferred lease income, under Staff Accounting Bulletin No. 101 ("SAB 101"), of $3.7 million and $22.3 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 2001, SAB 101 had no financial statement impact on the Company.

9. TREASURY STOCK REPURCHASE PROGRAM

         On January 4, 2000, FelCor announced that its Board of Directors had approved a $200 million increase in its stock repurchase program, authorizing FelCor to purchase up to an aggregate of $300 million of its outstanding common shares. Approximately 179,000 of FelCor's common shares were purchased in the open market from January 1, 2001 through March 27, 2001, for approximately $4.0 million. FelCor has not repurchased any additional shares in the open market since March 27, 2001. Since the inception of the stock repurchase program, FelCor has repurchased approximately 10.5 million shares of its common stock for approximately $189.1 million. FelCor has no current plans to repurchase additional shares of common stock in the foreseeable future.


10. COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. The Company's total comprehensive loss for the three and nine months ended September 30, 2001 is calculated as follows (in thousands):

                                                                                 SEPTEMBER 30, 2001
                                                                    -----------------------------------------
                                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                    --------------------  -------------------
  Net loss........................................................       $ (25,762)            $ (10,009)
  Unrealized loss on interest rate swap agreements................          (1,272)               (2,171)
  Foreign currency translation adjustment.........................             (82)                  (82)
                                                                         ---------             ---------
  Total comprehensive loss........................................       $ (27,116)            $ (12,262)
                                                                         =========             =========

11. INCOME TAXES

         Under the RMA, which became effective January 1, 2001, the Company leases certain of its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. INCOME TAXES -- (CONTINUED)

differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At September 30, 2001, the Company had a deferred tax asset of approximately $3.2 million, prior to any valuation allowance, relating to losses of the taxable REIT subsidiaries during the nine months ended September 30, 2001. Management has provided a 100% valuation allowance against this asset due to the uncertainty of realization and, accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.

12. GAIN ON SALE OF ASSETS

         In the second quarter of 2001, the Company received $3.9 million from the condemnation of three parcels of land and recorded a gain of $3.0 million. In the third quarter of 2001, the Company sold a parcel of land adjacent to one of its Hotels in Atlanta and recorded a gain of $462,000.

13. EARNINGS PER UNIT

         The following table sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per unit data):

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                          --------------------------      --------------------------
                                                             2001            2000            2001            2000
                                                          ----------      ----------      ----------      ----------
Numerator:
   Income (loss) before extraordinary items .........     $  (30,147)     $   36,851      $  (13,581)     $   24,479
      Less: Preferred distributions .................         (6,150)         (6,155)        (18,450)        (18,513)
                                                          ----------      ----------      ----------      ----------
   Income (loss) available to unitholders ...........        (36,297)         30,696         (32,031)          5,966
      Extraordinary charge ..........................         (1,045)         (3,865)         (1,270)         (3,865)
                                                          ----------      ----------      ----------      ----------
   Net income (loss) applicable to unitholders ......     $  (37,342)     $   26,831      $  (33,301)     $    2,101
                                                          ==========      ==========      ==========      ==========
Denominator:
   Denominator for basic earnings per unit -
     weighted average units .........................         61,648          61,933          61,637          62,685
   Effect of dilutive securities:
   Stock options ....................................              1              12              21
   Restricted units .................................            347             231             347             231
                                                          ----------      ----------      ----------      ----------
   Denominator for diluted earnings per unit -
     adjusted weighted average units and assumed
     conversions ....................................         61,996          62,176          62,005          62,916
                                                          ==========      ==========      ==========      ==========
Earnings (loss) per unit data:
Basic
   Net income (loss) before extraordinary item ......     $    (0.58)     $     0.50      $    (0.52)     $     0.10
   Extraordinary item ...............................          (0.02)          (0.07)          (0.02)          (0.07)
                                                          ----------      ----------      ----------      ----------
   Net income (loss) ................................     $    (0.60)     $     0.43      $    (0.54)     $     0.03
                                                          ==========      ==========      ==========      ==========

Diluted
   Net income (loss) before extraordinary item ......     $    (0.58)     $     0.49      $    (0.52)     $     0.09
   Extraordinary item ...............................          (0.02)          (0.06)          (0.02)          (0.06)
                                                          ----------      ----------      ----------      ----------
   Net income (loss) ................................     $    (0.60)     $     0.43      $    (0.54)     $     0.03
                                                          ==========      ==========      ==========      ==========

         The Series A preferred units and the majority of stock options granted are anti-dilutive and are not included in the calculation of diluted earnings per unit.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited pro forma information for the nine months ended September 30, 2001 and 2000 is based in part upon the Consolidated Statements of Operations of the Company, DJONT and Six Continents for the nine months ended September 30, 2001 and 2000.

         The pro forma information for the nine months ended September 30, 2001 and 2000 assumes that all the following occurred on January 1 of the fiscal period presented:

         o The Company's acquisition of DJONT, effective January 1, 2001, for 416,667 units of limited partnership interest valued at approximately $10 million;

         o The Company's acquisition of 12 hotel leases from Six Continents on January 1, 2001, for 413,585 shares of FelCor common stock valued at approximately $10 million;

         o The Company's acquisition of the remaining 88 leases held by Six Continents, on July 1, 2001;

         In the opinion of the Company's management, all material adjustments necessary to reflect the effects of the preceding transactions have been made. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had and the transactions described above occurred on the indicated dates, nor do they purport to represent the Company's results of operations for future periods.

                                                                  PRO FORMA
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       -----------------------------
                                                              (IN THOUSANDS,
                                                            EXCEPT PER UNIT DATA)
                                                           2001             2000
                                                       ------------     ------------
Total revenue ....................................     $  1,140,063     $  1,267,248
                                                       ============     ============
Net income (loss) applicable to unitholders ......     $     (1,287)    $     20,060
                                                       ============     ============
Basic:
   Net income (loss) applicable to unitholders ...     $      (0.02)    $       0.31
                                                       ============     ============
   Weighted average units outstanding ............           61,637           63,716
                                                       ============     ============
Diluted:
   Net income (loss) applicable to unitholders ...     $      (0.02)    $       0.31
                                                       ============     ============
   Weighted average units outstanding ............           62,005           63,746
                                                       ============     ============

15. SUBSEQUENT EVENTS

         On November 8, 2001, the Company amended its line of credit. Prior to the amendment, the Company met all its existing covenants under its unsecured line of credit. However, it was necessary to amend the line of credit in anticipation of the continued negative RevPAR environment. The amendment allows for the relaxation of certain financial covenants through September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. Pricing remains on the same floating rate basis with a tiered spread based on the Company's leverage ratio, but with added tiers to reflect the higher permitted leverage. At the maximum permitted leverage under the line, the Company would pay a spread of 325 basis points LIBOR (over 90-day was 2.01% as of the close of business, November 13, 2001). Commitments remain at $615 million, with $110 million outstanding under the facility, and approximately $85 million in cash and cash equivalents as of November 13, 2001.

         Management currently anticipates that the Company will meet its financial covenants under the RevPAR guidance provided by the Company at its third quarter earnings conference call on November 1, 2001. The guidance that was provided for RevPAR in the fourth quarter 2001 was a decline of 20% to 25%, while in 2002 RevPAR was expected to be within a range from flat to a decline of 5%. The Company anticipates a gradual sequential recovery in 2002, by quarter, with easier comparable periods in the second half of the year. The Company currently anticipates a first half RevPAR decline of approximately 10% with the first quarter being more challenging than the second quarter of 2002.

         On November 13, 2001, the Company's line of credit represents approximately 5% of its debt, with $110 million outstanding. The Company also maintains flexibility in working with its lenders, with its $85 million of cash and equivalents on hand, $2.5 billion of unencumbered assets, and a breakeven occupancy, after debt service and preferred equity distributions, of approximately 50%. The $505 million of capacity under the line of credit is expected to be available to take advantage of opportunities that may present themselves as the industry begins to recover in late 2002 and 2003.

         The Company does not expect that the amendment to its line of credit will have an adverse impact on its business plan, which emphasizes capital preservation and maintenance of appropriate leverage in this challenging operating environment.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

         During the first quarter of 2001, the Company's taxable REIT subsidiaries acquired the leases covering 96 of its Hotels and acquired the remaining 88 Hotel leases on July 1, 2001. As the result of the acquisition of these leases, the Company began reporting hotel revenues and expenses, whereas prior to the acquisition of the leases percentage lease revenue was reported.

FINANCIAL COMPARISON

                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                SEPTEMBER 30                              SEPTEMBER 30
                                      -----------------------------------      ---------------------------------
                                        2001           2000      % CHANGE        2001          2000     % CHANGE
                                      ---------      --------    --------      --------      --------   --------
                                           (IN MILLIONS,                           (IN MILLIONS,
                                           EXCEPT REVPAR)                          EXCEPT REVPAR)

Revenue Per Available Room
    ("RevPAR")......................  $   62.03      $  75.14       (17.4)     $  69.62      $  75.38       (7.8)
Funds From Operations ("FFO") ......  $    33.1      $   76.8       (57.0)     $  169.8      $  226.2      (24.9)
Earnings Before Interest, Taxes,
   Depreciation and Amortization
   ("EBITDA") ......................  $    80.1      $  123.0       (34.9)     $  308.8      $  361.7      (14.6)
Net income (loss) ..................  $   (31.2)(1)  $   33.0      (194.5)(1)  $  (14.9)(2)  $   20.6     (172.3)(2)


(1) The net loss for the three months ended September 30, 2001 includes $25.5 million of non-recurring expenses made up of merger termination costs of $19.9 million, merger related financing costs of $4.1 million, lease termination costs of approximately $378,000 and $1.0 million of extraordinary loss from the write-off of deferred loan costs.

(2) The net loss for the nine months ended September 30, 2001 includes $63 million of non-recurring expenses made up of merger termination costs of $19.9 million, merger related financing costs of $5.2 million, lease termination costs of approximately $36.6 million and $1.3 million of extraordinary loss from the write-off of deferred loan costs.

MERGER TERMINATION

         On May 9, 2001, the Company entered into an Agreement and Plan of Merger with MeriStar and MeriStar LP. On September 21, 2001, the Company and MeriStar jointly announced the termination of the merger. The decision to terminate the merger resulted from the September 11 terrorist attacks and their subsequent adverse impact on the financial markets. As a result of the merger termination, the Company recorded expenses aggregating $19.9 million in the third quarter of 2001 associated with the termination of the merger and identified non-recurring merger financing costs of $4.1 million for the quarter ended September 30, 2001 and $5.2 million for the nine months ended September 30, 2001.

         The registration statement on Form S-4 that the Company filed with the SEC in connection with the merger has been withdrawn.

ACQUISITION OF HOTEL LEASES

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

         On January 1, 2001, the Company acquired the leases on 12 of the Company's Hotels, together with the associated management contracts, for approximately 414,000 shares of FelCor common stock valued at approximately $10 million, of which $1.7 million was included in lease termination costs and the remainder had been previously accrued for in the reserve related to hotels held for sale. Of these hotels, three have been sold, eight have been contributed to a joint venture with IHC and one will be retained.

         Effective July 1, 2001, the Company acquired the remaining 88 Hotel leases held by Six Continents in exchange for long-term management agreements,. In exchange for the assignment of the leases to a wholly-owned TRS of the Company, FelCor issued 100 shares of its common stock and the Company entered into long-term management agreements with Six Continents covering the 88 Hotels. The management fees payable to Six Continents under the new management agreements on the 88 Hotels were structured so that the historical cash flows for the year ended December 31, 2000, for both the Company and Six Continents, would have been approximately the same had the management agreements replaced the leases on January 1, 2000. These management fees, which are higher than those paid by the Company to other managers for comparable services, include compensation to Six Continents for both management services and the acquisition of the 88 leases. Beginning with the third quarter of 2001, the Company's financial statements reflected the hotel revenues and expenses of these additional 88 Hotels.

         Unlike the leases, where the rent payable to the Company would vary only as a result of changes in hotel revenues, the Company's future cash flow and net income from the Hotels also will vary as a result of changes in the operating margins of the Hotels. The Company entered into the transactions to acquire the leases based upon its belief that, in the long term, lodging demand will exceed new supply and that operational efficiencies will increase industry-wide for a variety of reasons, including the impact of new technologies allowing lower-cost delivery of services and providing new revenue sources that are not labor-intensive, such as in-room entertainment and direct and in-room marketing to guests.

         The recent economic slowdown combined with the sharp reduction in travel following the terrorist attacks of September 11, have resulted in declines in RevPAR and in an erosion in operating margins during the three and nine months ended September 30, 2001, as compared to the same periods of 2000. So long as the operating margins for the Hotels remain below the levels experienced during 2000, the Company expects the hotel operating results to be generally less favorable to it than the leases would have been.

HIGHLIGHTS:

         FIRST QUARTER

              o The Company contributed seven Marriott(R)-branded hotels and one Hilton(R)-branded hotel to a 50/50 joint venture between the Company and IHC. Net cash proceeds to the Company were $52 million. In addition to its 50% equity interest in the joint venture, the Company retains a $17 million preferred interest.
              o Project capital expenditures for improvements totaled $9.7 million during the quarter. An additional $6.3 million was spent on maintenance capital expenditures.

         SECOND QUARTER

              o In June, the Company sold the 140-room Hampton Inn(R) hotel located in Marietta, Georgia, for net sales proceeds of $7.1 million. This hotel had been previously designated as held for sale and no gain or loss was recorded on this sale.
              o Project capital expenditures for improvements totaled $8.3 million during the quarter. An additional $7.8 million was spent on maintenance capital expenditures.

         THIRD QUARTER

              o In September, the Company sold the 119-room Hampton Inn located in Jackson, Mississippi, for net sale proceeds of $4.0 million. This hotel had been previously designated as held for sale and no gain or loss was recorded on this sale.
              o Project capital improvements totaled $8.9 million during the quarter. An additional $8.8 million was spent on maintenance capital expenditures.

CAPITALIZATION:

         FIRST QUARTER

         o On January 11, 2001, the Company completed the private placement of $100 million of senior unsecured notes that mature in September, 2008 and bear interest at an effective rate of 9 1/8%. The proceeds were used initially to pay down the Company's line of credit.
         o FelCor repurchased approximately 179,000 shares of its common stock for approximately $4.0 million.
         o The Company declared first quarter distributions of $0.55 per unit, $0.4875 per unit on its $1.95 Series A cumulative convertible preferred units and $0.5625 per depositary unit evidencing its 9% Series B cumulative redeemable preferred units.

         SECOND QUARTER

         o    On June 4, 2001, the Company issued $600 million of 10-year,
              8 1/2% senior unsecured notes. Approximately $315 million of the proceeds were placed in escrow pending the completion or termination of the merger with MeriStar. Non-recurring merger related financing costs related to the escrowed funds, reduced earnings by $1.1 million. The remaining proceeds were used initially to pay down the Company's line of credit and other floating rate debt. In connection with the prepayment of floating rate debt, the Company terminated $200 million of interest rate swaps resulting in a one-time $4.8 million swap termination cost.
         o The Company declared second quarter distributions of $0.55 per unit, $0.4875 per unit on its $1.95 Series A cumulative convertible preferred units and $0.5625 per depositary unit evidencing its 9% Series B cumulative redeemable preferred units.

         THIRD QUARTER

         o In July 2001, the Company renewed its line of credit in the amount of $615 million and extended its maturity to July 2006, including extension options.
         o On September 13, 2001, the Company announced exchange offers for its $100 million 9 1/2% senior notes due 2008 and its $600 million 8 1/2% senior notes due 2011 under which it offered to exchange the privately placed senior notes for notes with identical terms that are registered under the Securities Act of 1933. These offerings were completed in October 2001.
         o On September 21, 2001, the Company and MeriStar jointly announced an agreement to terminate their merger. Merger termination costs of $19.9 million were recorded in the quarter. As a result of the merger termination, in accordance with the requirements of the indenture governing the Company's outstanding $600 million in 8 1/2% Senior Notes Due 2011, the Company redeemed $300 million in principal amount of these Notes. The redemption price was at 101% of the principal amount being redeemed plus accrued interest and was paid out of the $315 million previously escrowed. Non-recurring merger related financing costs, relating to the escrowed funds, reduced earnings by $4.1 million.
         o The Company declared third quarter distributions of $0.55 per unit, $0.4875 per unit on its $1.95 Series A cumulative convertible preferred units and $0.5625 per depositary unit evidencing its 9% Series B cumulative redeemable preferred units.

RESULTS OF OPERATIONS

     The Company

         Three Months Ended September 30, 2001 and 2000

         Through December 31, 2000, the Company leased 184 Hotels to either DJONT or Six Continents and reported lease revenue from percentage lease agreements. Effective January 1, 2001, the Company, through its TRSs, acquired 96 of these Hotel leases and, effective July 1, 2001, acquired the leases on the remaining 88 Hotels. As the result of acquiring these leases, the Company reported hotel operating revenues and expenses with regard to the Hotels for the three months ended September 30, 2001. Accordingly, the operating results for this period are not directly comparable to the same period in 2000, where the Company reported only percentage lease revenue from the Hotels.

         Total revenue for the quarter ended September 30, 2001 increased $204.9 million over the same period in 2000. The increase is principally associated with reporting hotel operating revenues for the Hotels, compared to the percentage lease revenue reported by the Company in the prior year.

         On a pro forma basis, assuming that the leases had been acquired January 1, 2000, total revenue would have decreased $81.6 million in the third quarter of 2001, compared to the same period in 2000. The decrease in pro forma total revenue is principally attributed to a 17.4% decrease in RevPAR. The recent economic slowdown combined with the sharp reduction in travel following the terrorist attacks of September 11, were the principal reasons for this decrease in RevPAR.

         Total operating expenses increased by $258.3 million for the three months ended September 30, 2001 over the same three month period in 2000. This increase primarily resulted from the inclusion of hotel operating expenses, management fees and other property related costs that were not included in the same period of 2000, prior to the Company's acquisition of the Hotel leases. Also included in total operating expenses are merger termination costs, lease termination costs, depreciation, and taxes, insurance and lease expenses. The Company wrote off approximately $19.9 million of costs associated with the termination of the MeriStar merger and approximately $378,000 in expenses related to the acquisition of its leases. Taxes, insurance and lease expense increased by $7.5 million in the three months ended September 30, 2001, compared to the prior year period. The majority of this increase consists of percentage lease expense paid to unconsolidated joint ventures from which the hotels are leased by DJONT.

         Net income decreased $64.2 million for the three months ended September 30, 2001, compared to the same period in 2000. Major items affecting the change in net income are the changes in revenues and operating expenses discussed above, non-recurring merger financing costs, equity in income of unconsolidated entities, gain on sale of assets, and extraordinary items.

         In the quarter ended September 30, 2001, the Company recognized $4.1 million of non-recurring merger financing costs related to the $300 million in senior debt which was repaid in October 2001 from the $315 million in previously escrowed funds.

         Equity in income of unconsolidated entities decreased by $6.4 million compared to the same quarterly period in 2000. The principal reasons for the decrease in 2001 were (i) a one time gain of $3.7 million was recorded in 2000 from the development and sale of condominiums by an entity in which the Company owns a 50% equity interest and (ii) the decline in percentage lease revenue of unconsolidated entities related to a 29.6% decline in RevPAR for these hotels. Gain on sale of assets decreased by $2.9 million compared to the third quarter of 2000 as the result of the one time sale of assets in 2000. Extraordinary charge from write off of deferred loan costs decreased by $2.8 million. The decrease resulted from approximately $3.9 million written off in 2000 related to deferred loan costs associated with debt which was retired prior to maturity compared to only $1.0 million being written off in 2001 associated with the renewal and extension of the Company's unsecured line of credit.

         Nine Months Ended September 30, 2001 and 2000

         Through December 31, 2000, the Company leased 184 Hotels to either DJONT or Six Continents and reported lease revenue from percentage lease agreements. Effective January 1, 2001, the Company, through its TRSs, acquired 96 of these Hotels and, effective July 1, 2001, acquired the leases on the remaining 88 Hotels. As the result of acquiring these leases, the Company reported hotel operating revenue and expenses with regard to the Hotels beginning in 2001. Accordingly, the operating results for this period are not directly comparable to the same period in 2000, where the Company reported only percentage lease revenue from the Hotels.

         Total revenue for the nine months ended September 30, 2001 increased $507.1 million over the same period in 2000. The increase is principally associated with hotel operating revenues for the Hotels compared to the percentage lease revenue reported by the Company in the prior year.

         On a pro forma basis, assuming that the leases had been acquired January 1, 2000, total revenue would have decreased $127.2 million for the nine months ended September 30, 2001, compared to the same nine month period in 2000. The decrease in total revenue, on a pro forma basis, is principally attributed to a decrease in RevPAR of 7.8%. The recent economic slowdown combined with the sharp reduction in travel following the terrorist attacks of September 11, were the principal reasons for this decrease in RevPAR.

         Total operating expenses increased by $589.4 million for the nine months ended September 30, 2001 over the same nine month period in 2000. This increase primarily resulted from the inclusion of hotel operating expenses, management fees and other property related costs that were not included in the same period of 2000, prior to the Company's acquisition of the Hotel leases. Also included in total operating expenses are merger termination costs, depreciation expense and taxes, insurance and lease expenses. The Company wrote off approximately $19.9 million of costs associated with the termination of the MeriStar merger and approximately $36.6 million in expenses related to the acquisition of its leases. Taxes, insurance and lease expense increased by $36.4 million in the nine months ended September 30, 2001, compared to the prior year period. The majority of this increase consists of percentage lease expense paid to unconsolidated joint ventures from which the hotels are leased by DJONT.

         Net income decreased $35.5 million for the nine months ended September 30, 2001 compared to the same period in 2000. Major items affecting the change in net income are the changes in revenues and operating expenses discussed above, non-recurring merger financing costs, equity in income of unconsolidated entities, gain on sale of assets, interest expense and extraordinary items.

         Interest expense had a net increase of $1.9 million, principally related to the issuance of $600 million in senior debt in June 2001. In the nine months ended September 30, 2001 the Company recognized $5.2 million of non-recurring merger financing costs related to the $300 million senior debt which was repaid in October from the $315 million in previously escrowed funds.

         Equity in income of unconsolidated entities decreased by $5.8 million compared to the same period in 2000. The principal reasons for the decrease in 2001 were (i) a one time gain of $3.7 million was recorded in 2000 from the development and sale of condominiums by an entity in which the Company owns a 50% equity interest and (ii) the decline in percentage lease revenue of unconsolidated entities related to the 8.2% decline in RevPAR for these hotels. Gain on sale of assets decreased by $836,000 compared to the same nine months of 2000 as the result of the one time sale of assets in 2000, offset in part by condemnation proceeds received in 2001. Extraordinary charge from write off of deferred loan costs decreased by $2.6 million. The decrease resulted from approximately $3.9 million written off in 2000 related to deferred loan costs associated with debt which was retired prior to maturity compared to $1.3 million written off in 2001 associated with the renewal and extension of the Company's unsecured line of credit.

Funds From Operations and EBITDA

         The Company considers Funds From Operations ("FFO") and earnings before interest, taxes, depreciation and amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from extraordinary items and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT, except that the Company adds back lease termination costs, merger termination costs, non-recurring merger financing costs and interest rate swap termination expense to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than the Company or that do not adjust FFO for lease termination costs, merger termination costs, non-recurring merger financing costs and interest rate swap termination expense. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company 's liquidity, nor does it necessarily reflect the funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details the computation of FFO (in thousands):

                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                        -----------------------   -----------------------
                                                           2001         2000         2001         2000
                                                        ----------   ----------   ----------   ----------
FUNDS FROM OPERATIONS (FFO)(1):
   Net income (loss) .................................  $  (31,192)  $   32,986   $  (14,851)  $   20,614
        Deferred rent ................................                    3,664                    22,268
        Gain on sale of hotel ........................                   (2,460)                   (2,460)
        Extraordinary charge .........................       1,045        3,865        1,270        3,865
        Loss on assets held for sale .................                                             63,000
        Swap termination expense .....................                                 4,824
        Lease termination costs ......................         378                    36,604
        Merger costs:
             Termination costs .......................      19,919                    19,919
             Non-recurring financing costs ...........       4,126                     5,212
        Series B preferred distributions .............      (3,235)      (3,235)      (9,703)      (9,703)
        Depreciation .................................      39,273       39,535      118,786      121,015
        Depreciation from unconsolidated entities ....       2,755        2,493        7,777        7,629
                                                        ----------   ----------   ----------   ----------
   FFO ...............................................  $   33,069   $   76,848   $  169,838   $  226,228
                                                        ==========   ==========   ==========   ==========

   Weighted average units outstanding (2) ............      66,632       66,851       66,641       67,601
                                                        ==========   ==========   ==========   ==========

      The following table details the computation of EBITDA (in thousands):

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -------------------------     -------------------------
                                                             2001           2000           2001           2000
                                                          ----------     ----------     ----------     ----------
EBITDA(1):
Funds from Operations ...............................     $   33,069     $   76,848     $  169,838     $  226,228
     Interest expense ...............................         40,695         40,168        120,591        117,812
     Interest expense of unconsolidated entities ....          2,523          2,162          7,265          6,949
     Amortization expense ...........................            555            569          1,439          1,043
     Series B preferred distributions ...............          3,235          3,235          9,703          9,703
                                                          ----------     ----------     ----------     ----------
EBITDA ..............................................     $   80,077     $  122,982     $  308,836     $  361,735
                                                          ==========     ==========     ==========     ==========

     (1) FFO and EBITDA are adjusted for non-recurring items.

     (2) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A Preferred Units to Units.

Hotel Operating Statistics

         The following table sets forth historical occupied rooms ("Occupancy"), average daily rate ("ADR") and RevPAR at September 30, 2001 and 2000, and the percentage changes therein between the periods presented for the Hotels in which the Company had an ownership interest at September 30, 2001:

                                                                 OCCUPANCY (%)
                                      --------------------------------------------------------------------
                                               THIRD QUARTER                       YEAR TO DATE
                                      ---------------------------------  ---------------------------------
                                                                %                                  %
                                         2001       2000     VARIANCE       2001       2000     VARIANCE
                                         ----       ----     --------       ----       ----     --------
Embassy Suites hotels                    65.6       75.8      (13.5)        69.3       76.0        (8.8)
Holiday-branded hotels                   65.4       72.7      (10.1)        67.9       71.1        (4.6)
Crowne Plaza hotels                      57.7       72.8      (20.8)        62.7       72.6       (13.6)
Doubletree-branded hotels                60.2       70.0      (14.0)        67.6       71.0        (4.7)
Sheraton-branded hotels                  59.5       71.3      (16.5)        65.7       73.0       (10.0)
Other hotels                             57.6       65.0      (11.3)        61.6       65.2        (5.6)
   Total hotels                          63.0       72.7      (13.2)        66.9       72.3        (7.5)

                                                                 ADR (DOLLARS)
                                      --------------------------------------------------------------------
                                               THIRD QUARTER                       YEAR TO DATE
                                      ---------------------------------   --------------------------------
                                                                %                                   %
                                          2001       2000    VARIANCE        2001       2000     VARIANCE
                                         ------     ------   --------       -------    -------  ----------
Embassy Suites hotels                    122.69     126.84    (3.3)          130.64     127.61      2.4
Holiday-branded hotels                    82.92      87.00    (4.7)           84.78      86.35     (1.8)
Crowne Plaza hotels                       98.11     105.07    (6.6)          103.84     104.89     (1.0)
Doubletree-branded hotels                 97.17     101.60    (4.4)          105.95     104.79      1.1
Sheraton-branded hotels                  101.75     108.99    (6.6)          110.77     111.91     (1.0)
Other hotels                              73.99      78.41    (5.6)           79.40      81.84     (3.0)
   Total hotels                           98.41     103.42    (4.8)          103.94     104.25     (0.3)

                                                               REVPAR (DOLLARS)
                                      --------------------------------------------------------------------
                                               THIRD QUARTER                       YEAR TO DATE
                                      ---------------------------------   --------------------------------
                                                                 %                                   %
                                        2001       2000      VARIANCE       2001       2000      VARIANCE
                                       ------     ------     --------      ------     ------     --------
Embassy Suites hotels                   80.44      96.15      (16.3)        90.53      96.93       (6.6)
Holiday-branded hotels                  54.22      63.29      (14.3)        57.54      61.41       (6.3)
Crowne Plaza hotels                     56.59      76.48      (26.0)        65.15      76.18      (14.5)
Doubletree-branded hotels               58.48      71.10      (17.8)        71.67      74.35       (3.6)
Sheraton-branded hotels                 60.55      77.70      (22.1)        72.76      81.69      (10.9)
Other hotels                            42.61      50.93      (16.3)        48.89      53.37       (8.4)
   Total hotels                         62.03      75.14      (17.4)        69.52      75.38       (7.8)

REVPAR PERFORMANCE FOR SELECTED STATES

         Texas, California, Florida and Georgia contained the largest concentration of the Company's Hotels. The RevPAR changes during the periods ended September 30, 2001 (versus comparable periods of 2000) from the Company's Hotels in these states are as follows:

                                                           REVPAR (DOLLARS)
                          ---------------------------------------------------------------------------------------
                                       THIRD QUARTER                                 YEAR-TO-DATE
                          -----------------------------------------   -------------------------------------------
                               2001        2000        % VARIANCE           2001          2000        % VARIANCE
                              ------      -------      ----------          ------        -------      ----------
         Texas                 47.45        56.65         (16.2)            55.00          60.03         (8.4)
         California            92.48       122.76         (24.7)            98.99         113.44        (12.7)
         Florida               51.02        60.31         (15.4)            69.28          73.73         (6.0)
         Georgia               57.97        69.44         (16.5)            66.89          70.26         (4.8)


                               BRAND DISTRIBUTION

                                                        NUMBER OF        NUMBER        PERCENTAGE OF
                                                          HOTELS        OF ROOMS        ROOM REVENUE
                                                        ---------       --------       -------------
         Embassy Suites                                     59            14,843            39.8
         Holiday-branded hotels                             59            16,922            28.7
         Crowne Plaza                                       18             5,963            11.5
         Doubletree-branded hotels                          14             2,779             5.9
         Sheraton-branded                                   10             3,269             7.0
         Other hotels                                       24             4,848             7.1
                                                          ----           -------          ------
                  Total                                    184            48,624           100.0
                                                           ===           =======          ======


                           SELECTED STATE DISTRIBUTION

                                                      NUMBER OF        NUMBER        PERCENTAGE OF
                                                        HOTELS        OF ROOMS        ROOM REVENUE
                                                      ---------       --------       -------------
         Texas                                            41            11,138            18.2
         California                                       19             6,027            17.7
         Florida                                          18             5,658            11.6
         Georgia                                          14             3,868             7.7
                                                         ---          --------           -----
                  Total for four states                   92            26,691            55.2
                                                         ===          ========           =====

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of the Hotels. For the nine months ended September 30, 2001, net cash flow provided by operating activities, consisting primarily of hotel operations, was $137.0 million and FFO was $169.8 million.

         As a result of the effectiveness of the RMA, the Company obtained the right to lease the Hotels to TRSs of the Company. Accordingly, January and July 2001, the Company acquired its existing lessees or leases in consolidated taxable REIT subsidiaries and began reporting the revenues and expenses of Hotel operations, rather than reporting only the lease income from the percentage leases. Any profits or losses from the TRS entities holding the Hotel leases, after applicable corporate taxes, are reflected in the Company's results of operations.

         Prior to January 1, 2001, substantially all of the Company's Hotels were leased to third parties under leases providing for the payment of rent based, in part, upon revenues from the Hotels. Accordingly, the Company's risks were essentially limited to changes in Hotel revenues and to the lessees' ability to pay the rent due under the leases. On January 1, 2001, the Company acquired the leaseholds of 96 of its hotels and on July 1, 2001, the Company acquired the remaining 88 Hotel leases. As a result of these acquisitions, the Company also became subject to the risk of fluctuating hotel operating margins at its Hotels, including but not limited to wage and benefit costs, repair and maintenance expenses, utilities, liability insurance, and other operating expenses which can fluctuate disproportionately to revenues. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in an increased risk of volatility in the Company's results of operations. The recent economic slowdown and the terrorist attacks of September 11 resulted both in declines in RevPAR and an erosion in operating margins during the nine months ended September 30, 2001, compared to the same period of 2000. If the decline in hotel RevPAR and/or operating margins worsen or continue for a protracted time, it could have a material adverse effect on the Company's operations and earnings.

         The Company made the decision to acquire its leases, and the potential profits from the operation of its Hotels, based upon its belief that, in the long term, lodging demand will exceed new supply and that operating efficiencies will increase industry-wide for a variety of reasons, including the impact of new technologies allowing lower-cost delivery of services and providing new revenue sources that are not labor-intensive, such as in-room entertainment and direct in-room marketing to guests.

         On May 9, 2001, the Company entered into an Agreement and Plan of Merger with MeriStar and MeriStar LP. On September 21, 2001, the Company and MeriStar announced the termination of the merger. The decision to terminate the merger resulted from the September 11 terrorist attacks and the subsequent adverse impact on the financial markets. As the result of the merger termination, the Company recorded expenses aggregating $19.9 million associated with the merger and recognized $5.2 million of non-recurring merger financing costs.

         On January 11, 2001, the Company completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 91/8%. The proceeds were used initially to pay down the Company's line of credit. On September 13, 2001, the Company announced the commencement of offers to exchange the $100 million of privately placement senior notes for notes with identical terms that are registered under the Securities Act of 1933. This exchange offer was completed in October 2001.

         In March 2001, the Company contributed eight of the Hotels held for sale to an entity in which the Company holds a 50% equity interest, and a subsidiary of IHC holds the other 50% equity interest. Another subsidiary of IHC manages each of these hotels.

         On June 4, 2001, the Company completed the private placement of $600 million in 8 1/2% senior unsecured notes that mature in 2011. Approximately $315 million of the proceeds were placed in escrow, pending the closing or termination of the merger with MeriStar. As the result of the merger termination, in accordance with the requirements of the indenture governing these notes, in October 2001, the Company redeemed $300 million in principal amount of these notes. The redemption price was 101% of the principal amount redeemed plus accrued interest and was paid out of the $315 million in escrowed funds. On September 13, 2001, the Company announced the commencement of offers to exchange the privately placed notes for notes with identical terms that are registered under the Securities Act of 1933. This exchange offer was completed in October 2001.

         In June 2001, in connection with the issuance of fixed rate senior notes and the subsequent prepayment of floating rate debt, the Company terminated $200 million of interest rate swaps, resulting in a one-time $4.8 million swap termination cost recorded in the second quarter.

         In July 2001, the Company entered into an amended and restated revolving credit facility in the amount of $615 million and extended the maturity date to October 2004, before extension options.

         On November 8, 2001, the Company amended its line of credit. Prior to the amendment, the Company met all its existing covenants under its unsecured line of credit. However, it was necessary to amend the line of credit in anticipation of the continued negative RevPAR environment. The amendment allows for the relaxation of certain financial covenants through September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. Pricing remains on the same floating rate basis with a tiered spread based on the Company's leverage ratio, but with added tiers to reflect the higher permitted leverage. At the maximum permitted leverage under the line, the Company would pay a spread of 325 basis points LIBOR (over 90-day was 2.01% as of the close of business, November 13, 2001). Commitments remain at $615 million, with $110 million outstanding under the facility, and approximately $85 million in cash and cash equivalents as of November 13, 2001.

         Management currently anticipates that the Company will meet its financial covenants under the RevPAR guidance provided by the Company at its third quarter earnings conference call on November 1, 2001. The guidance that was provided for RevPAR in the fourth quarter 2001 was a decline of 20% to 25%, while in 2002 RevPAR was expected to be within a range from flat to a decline of 5%. The Company anticipates a gradual sequential recovery in 2002, by quarter, with easier comparable periods in the second half of the year. The Company currently anticipates a first half RevPAR decline of approximately 10% with the first quarter being more challenging than the second quarter of 2002.

         On November 13, 2001, the Company's line of credit represents approximately 5% of its debt, with $110 million outstanding. The Company also maintains flexibility in working with its lenders, with its $85 million of cash and equivalents on hand, $2.5 billion of unencumbered assets, and a breakeven occupancy, after debt service and preferred equity distributions, of approximately 50%. The $505 million of capacity under the line of credit is expected to be available to take advantage of opportunities that may present themselves as the industry begins to recover in late 2002 and 2003.

         The Company does not expect that the amendment to its line of credit will have an adverse impact on its business plan, which emphasizes capital preservation and maintenance of appropriate leverage in this challenging operating environment.

         The Company may incur indebtedness to make property acquisitions, to purchase units, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from the Company's investments are insufficient for such purposes.

         FelCor's board of directors has authorized FelCor to repurchase up to $300 million of its outstanding common shares. Stock repurchases may, at the discretion of FelCor's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. Beginning in January 2001, through March 27, 2001, FelCor repurchased approximately 179,000 shares of its outstanding common stock on the open market for approximately $4.0 million. Subsequent to March 27, 2001, FelCor has not repurchased any additional shares of its common stock and it does not currently anticipate that it will repurchase additional stock in the near future.

         The Company intends to limit its future distributions to its partners to available cash flow, if any. Accordingly, distributions to its partners may be significantly reduced or possibly eliminated in future periods.

         At September 30, 2001, the Company had $69.6 million of cash and cash equivalents. Certain significant credit and debt statistics at September 30, 2001, are as follows:

      o Interest coverage ratio of 2.4x for the twelve month period ended September 30, 2001
      o  Borrowing capacity of $565.1 million under its line of credit
      o  Consolidated debt equal to 39.4% of its investment in hotels, at cost
      o  Fixed interest rate debt equal to 100% of total debt
      o Weighted average maturity of fixed interest rate debt of approximately 7 years
      o  Mortgage debt to total assets of 17.1%
      o  Debt of approximately $3.2 million maturing in 2001
      o  Debt of approximately $13.0 million maturing in 2002
      o  Debt of approximately $35.0 million maturing in 2003

         The Company's line of credit contains various affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. At September 30, 2001, the Company was in compliance with all such covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the line of credit. Most of the Company's mortgage debt is nonrecourse to the Company and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         The Company had one interest rate swap agreement with a notional amount of $50 million at September 30, 2001, which was designated as a cash flow hedge. The interest rate swap agreement modifies a portion of the interest characteristics of the Company's outstanding debt under its line of credit without an exchange of the underlying principal amount and effectively converts variable rate debt to a fixed rate. The fixed rate to be paid, based on the swap agreement is 5.56%, and the variable rate to be received by the Company at September 30, 2001 is 3.58%. The swap agreement matures in July 2003.

         The Company spent approximately $50.3 million on upgrading and renovating its Hotels during the nine months ended September 30, 2001. Notwithstanding the current significant economic downturn, the Company believes that its Hotels will continue to benefit from the Company's extensive capital expenditure programs in previous years. Most future renovation and redevelopment expenditures are discretionary and the Company expects to fund these from cash flow.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is to changes in interest rates on its floating rate debt. The Company manages the risk of increasing interest rates on its floating rate debt through the use of interest rate swaps, which effectively convert variable rate debt to a fixed rate, by locking the interest rates paid.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at September 30, 2001, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For its interest rate swap, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2001. The Fair Value of the Company's fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements which could have been borrowed at September 30, 2001 at then current market interest rates. The Fair Value of the Company's variable to fixed interest rate swap indicates the estimated amount that would have been paid by the Company had the swap been terminated at September 30, 2001.

                             EXPECTED MATURITY DATE
                                 (IN THOUSANDS)


                             REMAINDER
                                 OF
                                2001        2002      2003       2004      2005      THEREAFTER     TOTAL        FAIR VALUE
                             ---------     -------   -------   --------   -------    ----------   ----------     ----------
LIABILITIES
Debt:
   Fixed rate                $   3,200     $13,000   $34,904   $189,228   $43,129    $1,516,157   $1,799,618(1)  $1,655,565
      Average interest rate       8.16%       8.19%     8.09%      7.44%     8.67%         8.62%
   Floating rate                                               $ 49,900              $      650   $   50,550     $   50,550
      Average interest rate                                        6.97%                   8.26%
Discount accretion                                                                                $   (6,527)
Total debt                                                                                        $1,843,641(1)

INTEREST RATE DERIVATIVES
Interest rate swap:
   Floating to fixed                                 $50,000                                      $   50,000     $   (2,171)
      Average pay rate                                  5.56%
      Average receive rate                              3.58%

(1) Excludes $300 million in senior notes that was repaid out of escrowed funds in October 2001.

         Swap contracts, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

INFLATION

         Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, require the Company to reduce room rates in the near term and may limit its ability to raise room rates in the future.

SEASONALITY

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of each year. This seasonality can be expected to cause fluctuations in the Company's earnings, particularly during the fourth quarter. Historically, to the extent that cash flow from operations has been insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, the Company has utilized cash on hand or borrowings under its line of credit to make distributions to its equity holders. However, due to the sharp reduction in travel following the terrorist attacks of September 11 and the resultant drop in RevPAR and profits from the Company's hotel operations, the Company plans to limit distributions to its partners to available cash flow. Accordingly, distributions to its partners may be significantly reduced or possibly eliminated in future periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2001.

                          PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         For information relating to certain other transactions by the Company through September 30, 2001, see Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:    The following exhibits are filed as part of this report:

Exhibit No.           Description
-----------           -----------
10.17.1               First Amendment dated as of November 6, 2001, among the
                      Registrant, FelCor Lodging Trust Incorporated and FelCor
                      Canada Co., as Borrowers, the lenders party thereto, The
                      Chase Manhattan Bank and The Chase Manhattan Bank of
                      Canada, as Administrative Agents, and Bankers Trust
                      Company, as Syndication Agent (filed as Exhibit 10.17.1 to the Form 10-Q of FelCor Lodging Trust Incorporated for the
                      quarter ended June 30, 2001, and incorporated herein by
                      reference).

(b)      Reports on Form 8-K:

         A current report on Form 8-K was filed by the Company on September 24, 2001. This filing, under Item 5, reported (a) the termination of the merger between FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, FelCor Mergesub, L.L.C., MeriStar Hospitality and MeriStar Hospitality Operating Partnership, L.P.; (b) the redemption of $300 million of the Company's $600 million in 8 1/2% senior notes, at a redemption price equal to 101% of the principal amount plus accrued interest, in accordance with the requirements of the indenture governing such notes, as a result of the termination of the MeriStar merger; and (c) a supplement to the Cautionary Statements published in its annual report on Form 10-K for the year ended December 31, 2000.

         A current report on Form 8-K was filed by the Company on October 5, 2001. This filing, under Item 5, attached as an exhibit a press release dated October 4, 2001, reporting improving occupancy trends since the lows experienced following the September 11, 2001, terrorist attacks, and key information about the Company's operating performance.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

                                  FELCOR LODGING LIMITED PARTNERSHIP
                                  A Delaware Limited Partnership

                                  By:   FelCor Lodging Trust Incorporated
                                        Its General Partner




                                  By:          Richard J. O'Brien
                                      ----------------------------------------
                                               Richard J. O'Brien
                                           Executive Vice President and
                                             Chief Financial Officer