Form 10-Q/A
period 2001-09-30
FELCOR LODGING L P
filed 2001-11-26
CIK 1048789

--------------------------------------------------------------------------------


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

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX


                                                                                                     PAGE
                                                                                                     ----
                        PART I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements.....................................................................     3
            Consolidated Balance Sheets - September 30, 2001 (Unaudited)
                 and December 31, 2000............................................................     3
            Consolidated Statements of Operations -- For the Three and Nine Months
                 Ended September 30, 2001 and 2000 (Unaudited)....................................     4
            Consolidated Statements of Cash Flows -- For the Nine Months
                 Ended September 30, 2001 and 2000 (Unaudited)....................................     6
            Notes to Consolidated Financial Statements............................................     7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....    25
            General/Third Quarter Activities......................................................    25
            Results of Operations.................................................................    28
            Liquidity and Capital Resources.......................................................    34
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................    38

                                           PART II. -- OTHER INFORMATION

Item 5.  Other Information........................................................................    39
Item 6.  Exhibits and Reports on Form 8-K.........................................................    39

SIGNATURE.........................................................................................    40

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       SEPTEMBER          DECEMBER
                                                                                         2001               2000
                                                                                     -------------     -------------
                                                                                      (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $592,401
   at September 30, 2001 and $473,101 at December 31, 2000 .....................     $   3,690,275     $   3,750,275
Investment in unconsolidated entities ..........................................           152,056           128,593
Assets held for sale ...........................................................            48,822           129,294
Cash and cash equivalents ......................................................            69,608            26,060
Cash held in escrow in connection with senior note offering ....................           318,903
Accounts receivable ............................................................            72,202            31,241
Note receivable from unconsolidated entity .....................................                               7,695
Deferred expenses, net of accumulated amortization of $10,300
   at September 30, 2001 and $7,146 at December 31, 2000 .......................            27,865            23,944
Other assets ...................................................................            24,196             6,501
                                                                                     -------------     -------------

Total assets ...................................................................     $   4,403,927     $   4,103,603
                                                                                     =============     =============

                        LIABILITIES AND PARTNERS' CAPITAL

Debt ...........................................................................     $   1,843,641     $   1,838,241
Senior notes held in escrow and redeemed in October 2001 .......................           300,000
Distributions declared but unpaid ..............................................            34,199            33,957
Accrued expenses and other liabilities .........................................           209,926            94,232
Minority interest in other partnerships ........................................            49,742            50,774
                                                                                     -------------     -------------

Total liabilities ..............................................................         2,437,508         2,017,204
                                                                                     -------------     -------------

Commitments and contingencies

Redeemable units at redemption value ...........................................           121,239           205,800
Preferred units, $.01 par value, 20,000 units authorized:
   Series A Cumulative Preferred Units, 5,981 units issued and outstanding .....           149,515           149,515
   Series B Redeemable Preferred Units, 58 units issued and outstanding ........           143,750           143,750
Partners' capital ..............................................................         1,551,915         1,587,334
                                                                                     -------------     -------------

Total liabilities and partners' capital ........................................     $   4,403,927     $   4,103,603
                                                                                     =============     =============



The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)


                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     ----------------------------      ----------------------------
                                                                         2001             2000            2001             2000
                                                                     -----------      -----------      -----------      -----------
Revenues:
   Hotel operating revenue:
     Room ......................................................     $   271,419                       $   636,762
     Food and beverage .........................................          47,508                           100,658
     Other operating departments ...............................          18,259                            43,049
   Percentage lease revenue ....................................                      $   132,240          115,137      $   388,575
   Retail space rental and other revenue .......................             573              602            2,455            2,426
                                                                     -----------      -----------      -----------      -----------
Total revenues .................................................         337,759          132,842          898,061          391,001
                                                                     -----------      -----------      -----------      -----------

Expenses:
   Hotel operating expenses:
     Room ......................................................          70,832                           154,236
     Food and beverage .........................................          40,725                            79,866
     Other operating departments ...............................           8,348                            19,270
   Other property operating costs ..............................          97,567                           219,209
   Management fees .............................................          13,094                            25,706
   Taxes, insurance and lease expense ..........................          31,438           23,915          107,898           71,503
   Corporate expenses ..........................................           2,937            2,778            9,309            8,890
   Depreciation ................................................          39,273           39,535          118,786          121,015
   Lease termination costs .....................................             378                            36,604
   Merger termination costs ....................................          19,919                            19,919
                                                                     -----------      -----------      -----------      -----------
Total operating expenses .......................................         324,511           66,228          790,803          201,408
                                                                     -----------      -----------      -----------      -----------

Operating income ...............................................          13,248           66,614          107,258          189,593

   Interest expense, net
   Recurring financing .........................................         (39,803)         (39,696)        (118,338)        (116,477)
   Merger related financing ....................................          (4,126)                           (5,212)
Swap termination expense .......................................                                            (4,824)
Loss on assets held for sale ...................................                                                            (63,000)
                                                                     -----------      -----------      -----------      -----------

Income (loss) before equity in income from
      unconsolidated entities, minority interest,
      gain on sale of assets, and extraordinary items ..........         (30,681)          26,918          (21,116)          10,116
   Equity in income from unconsolidated entities ...............             722            7,162            7,050           12,810
   Minority interest............................................            (650)            (607)          (2,932)          (2,700)
   Gain on sale of assets ......................................             462            3,378            3,417            4,253
                                                                     -----------      -----------      -----------      -----------
Income (loss) before extraordinary items .......................         (30,147)          36,851          (13,581)          24,479
   Extraordinary charge from write off of deferred
      financing fees ...........................................          (1,045)          (3,865)          (1,270)          (3,865)
                                                                     -----------      -----------      -----------      -----------
Net income (loss) ..............................................         (31,192)          32,986          (14,851)          20,614

   Preferred distributions .....................................          (6,150)          (6,155)         (18,450)         (18,513)
                                                                     -----------      -----------      -----------      -----------
Net income (loss) applicable to unitholders ....................     $   (37,342)     $    26,831      $   (33,301)     $     2,101
                                                                     ===========      ===========      ===========      ===========

Per unit data:
   Basic:
     Net income (loss) applicable to unitholders ...............     $     (0.60)    $      0.43       $     (0.54)     $      0.03
                                                                     ===========      ===========      ===========      ===========
     Weighted average units outstanding ........................          61,648           61,933           61,637           62,685

   Diluted:
     Net income (loss) applicable to unitholders ...............     $     (0.60)     $      0.43      $     (0.54)     $      0.03
                                                                     ===========      ===========      ===========      ===========
     Weighted average units outstanding ........................          61,996           62,176           62,005           62,916
                                                                     ===========      ===========      ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)


                                                                                                    NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                               ------------------------------
                                                                                                   2001              2000
                                                                                               ------------      ------------
Cash flows from operating activities:
          Net income (loss) ..............................................................     $    (14,851)     $     20,614
          Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                    Depreciation .........................................................          118,786           121,015
                    Gain on sale of assets ...............................................           (3,417)           (4,253)
                    Amortization of deferred financing fees ..............................            3,997             3,434
                    Accretion of debt ....................................................              (50)             (640)
                    Amortization of unearned officers' and directors' compensation .......            1,440             1,043
                    Equity in income from unconsolidated entities ........................           (7,050)          (12,810)
                    Extraordinary write off of deferred financing fees ...................            1,270             3,865
                    Lease termination costs ..............................................           36,304
                    Loss on assets held for sale .........................................                             63,000
                    Minority interests ...................................................            2,932             2,700
              Changes in assets and liabilities:
                    Accounts receivable ..................................................           (8,956)          (16,053)
                    Deferred expenses ....................................................           (9,122)          (15,508)
                    Other assets .........................................................           (1,838)           (2,780)
                    Deferred rent ........................................................                             22,268
                    Accrued expenses and other liabilities ...............................           17,548            23,555
                                                                                               ------------      ------------
                              Net cash flow provided by operating activities .............          136,993           209,450
                                                                                               ------------      ------------

Cash flows provided by (used in) investing activities:
          Improvements and additions to hotels ...........................................          (48,103)          (65,861)
          Proceeds from sale of interest in hotels .......................................           47,644
          Operating cash received in acquisition of lessees ..............................           29,731
          Proceeds from sale of assets ...................................................           11,429            24,915
          Cash distributions from unconsolidated entities ................................            7,024            21,047
                                                                                               ------------      ------------
                              Net cash flow provided by (used in) investing activities ...           47,725           (19,899)
                                                                                               ------------      ------------

Cash flows provided by (used in) financing activities:
          Restricted cash ................................................................         (318,903)
          Proceeds from borrowings .......................................................          937,155           937,424
          Repayment of borrowings ........................................................         (631,705)         (917,437)
          Purchase of treasury stock .....................................................           (4,046)          (69,860)
          Proceeds from exercise of stock option .........................................              678
          Buyback of assumed stock options ...............................................                             (1,861)
          Distributions paid to minority interest ........................................           (3,963)           (4,474)
          Distributions paid to preferred unitholders ....................................          (18,450)          (18,542)
          Distributions paid to unitholders ..............................................         (101,936)         (104,919)
                                                                                               ------------      ------------
                              Net cash flow used in financing activities .................         (141,170)         (179,669)
                                                                                               ------------      ------------

Net change in cash and cash equivalents ..................................................           43,548             9,882
Cash and cash equivalents at beginning of periods ........................................           26,060            36,123
                                                                                               ------------      ------------
Cash and cash equivalents at end of periods ..............................................     $     69,608      $     46,005
                                                                                               ============      ============

Supplemental cash flow information --
          Interest paid ..................................................................     $    118,409      $    107,929
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

         The following table provides a schedule of the Hotels by brand at September 30, 2001:


                          BRAND
                          Hilton(R) Brands:
                               Embassy Suites(R)................................    59
                               Doubletree(R) and Doubletree Guest Suites(R).....    14
                               Hampton Inn(R)...................................     7
                               Hilton Suites(R).................................     1
                               Homewood Suites(R)...............................     1
                          Six Continents Brands:
                               Holiday Inn(R)...................................    44
                               Crowne Plaza(R) and Crowne Plaza Suites(R).......    18
                               Holiday Inn Select(R)............................    10
                               Holiday Inn Express(R)...........................     5
                          Starwood Brands:
                               Sheraton(R) and Sheraton Suites(R)...............    10
                               Westin(R)........................................     1
                          Other Brands..........................................    14
                                                                                 -----
                          Total Hotels..........................................   184
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

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITION OF HOTEL LEASES -- (CONTINUED)

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of the leases on these 96 Hotels. The fair values of the acquired assets and liabilities at January 1, 2001, are as follows (in thousands):

Cash and cash equivalents .........................................      $25,300
Accounts receivable ...............................................       30,214
Other assets ......................................................       17,318
                                                                         -------
Total assets acquired .............................................       72,832
                                                                         -------

Accounts payable ..................................................       18,656
Due to FelCor Lodging Trust .......................................       30,687
Accrued expenses and other liabilities ............................       40,072
                                                                         -------
Total liabilities assumed .........................................       89,415
                                                                         -------
Liabilities assumed in excess of assets acquired ..................       16,583
Value of partnership units and FelCor common stock ................       19,721
                                                                         -------
     Lease termination costs ......................................      $36,304
                                                                         =======



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

         The Company purchased certain assets and acquired certain liabilities with the acquisition of the 88 hotel leases. The fair value of the assets and liabilities assumed at July 1, 2001 are as follows (in thousands):


Cash and cash equivalents ........................................     $       4,431
Accounts receivable ..............................................            30,964
Other assets .....................................................             6,941
                                                                       -------------
          Total assets acquired ..................................     $      42,336
                                                                       =============

Accounts payable .................................................     $       7,660
Accrued expenses and liabilities .................................            34,676
                                                                       -------------
          Total liabilities assumed ..............................     $      42,336
                                                                       =============

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

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                 SEPTEMBER 30,     DECEMBER 31,
                                      2001             2000
                                  ------------     ------------
BALANCE SHEET INFORMATION:

   Investment in hotels .....     $    365,430     $    294,941
   Non-recourse mortgage debt     $    265,641     $    225,302
   Equity ...................     $    115,846     $     82,986


                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                             ------------------------------      ------------------------------
                                                                 2001              2000              2001              2000
                                                             ------------      ------------      ------------      ------------
STATEMENTS OF OPERATIONS INFORMATION:
   Total revenues ......................................     $     16,126      $     24,030      $     55,823      $     63,204
   Net income ..........................................     $      2,344      $     11,881      $     16,468      $     25,530

   Net income attributable to the Company ..............     $      1,257      $      7,697      $      8,656      $     14,416
   Amortization of cost in excess of book value ........             (535)             (535)           (1,606)           (1,606)
                                                             ------------      ------------      ------------      ------------
   Equity in income from unconsolidated entities .......     $        722      $      7,162      $      7,050      $     12,810
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

7. DEBT

         Debt at September 30, 2001, and December 31, 2000, consisted of the following (in thousands):

                                                                                        SEPTEMBER    DECEMBER 31,
                                COLLATERAL     INTEREST RATE       MATURITY DATE           2001            2000
                                ----------     -------------       -------------       -----------    -----------
FLOATING RATE DEBT:
Line of credit                  None           LIBOR + 200bp       October 2004                       $   112,000
Mortgage debt                   3 hotels       LIBOR + 200bp       February 2003                           61,909
Promissory note                 None           LIBOR + 200bp       June 2016           $       650            650
                                                                                       -----------    -----------
Total floating rate debt                                                                       650        174,559
                                                                                       -----------    -----------

FIXED RATE DEBT:
Line of credit - swapped        None           7.56%               October 2004             49,900        250,000
Publicly-traded term notes      None           7.38%               October 2004            174,601        174,505
Publicly-traded term notes      None           7.63%               October 2007            124,394        124,320
Publicly-traded term notes      None           9.50%               September 2008          101,640
Publicly-traded term notes      None           9.50%               September 2008          395,244        394,731
Publicly-traded term notes      None           8.50%               June 2011               297,593
Mortgage debt                   15 hotels      7.24%               November 2007           138,218        140,148
Mortgage debt                   7 hotels       7.54%               April 2009               96,426         97,604
Mortgage debt                   6 hotels       7.55%               June 2009                72,512         73,389
Mortgage debt                   7 hotels       8.73%               May 2010                142,713        144,032
Mortgage debt                   8 hotels       8.70%               May 2010                183,324        184,829
Other                           13 hotels      6.96% - 7.23%       2000 - 2005              66,426         80,124
                                                                                       -----------    -----------
Total fixed rate debt                                                                    1,842,991      1,663,682
                                                                                       -----------    -----------
Total debt                                                                             $ 1,843,641    $ 1,838,241
                                                                                       ===========    ===========

Senior notes held in escrow
   and redeemed October 2001    None           8.50%               June 2011            $  300,000
                                                                                        ==========

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


10. COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. The Company's total comprehensive loss for the three and nine months ended September 30, 2001 is calculated as follows (in thousands):

                                                                   SEPTEMBER 30, 2001
                                                          --------------------------------------
                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          ------------------   -----------------
Net loss ..............................................     $      (25,762)     $      (10,009)
Unrealized loss on interest rate swap agreements ......             (1,272)             (2,171)
Foreign currency translation adjustment ...............                (82)                (82)
                                                            --------------      --------------
Total comprehensive loss ..............................     $      (27,116)     $      (12,262)
                                                            ==============      ==============

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

13. EARNINGS PER UNIT

         The following table sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per unit data):

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                             --------------------------------      --------------------------------
                                                                 2001               2000               2001               2000
                                                             -------------      -------------      -------------      -------------
Numerator:
   Income (loss) before extraordinary items ............     $     (30,147)     $      36,851      $     (13,581)     $      24,479
      Less: Preferred distributions ....................            (6,150)            (6,155)           (18,450)           (18,513)
                                                             -------------      -------------      -------------      -------------
   Income (loss) available to unitholders ..............           (36,297)            30,696            (32,031)             5,966
      Extraordinary charge .............................            (1,045)            (3,865)            (1,270)            (3,865)
                                                             -------------      -------------      -------------      -------------
   Net income (loss) applicable to unitholders .........     $     (37,342)     $      26,831      $     (33,301)     $       2,101
                                                             =============      =============      =============      =============
Denominator:
   Denominator for basic earnings per unit -
     weighted average units ............................            61,648             61,933             61,637             62,685
   Effect of dilutive securities:
   Stock options .......................................                 1                 12                 21
   Restricted units ....................................               347                231                347                231
                                                             -------------      -------------      -------------      -------------
   Denominator for diluted earnings per unit -
     adjusted weighted average units and assumed
     conversions .......................................            61,996             62,176             62,005             62,916
                                                             =============      =============      =============      =============
Earnings (loss) per unit data:
Basic
   Net income (loss) before extraordinary item .........     $       (0.58)     $        0.50      $       (0.52)     $        0.10
   Extraordinary item ..................................             (0.02)             (0.07)             (0.02)             (0.07)
                                                             -------------      -------------      -------------      -------------
   Net income (loss) ...................................     $       (0.60)     $        0.43      $       (0.54)     $        0.03
                                                             =============      =============      =============      =============

Diluted
   Net income (loss) before extraordinary item .........     $       (0.58)     $        0.49      $       (0.52)     $        0.09
   Extraordinary item ..................................             (0.02)             (0.06)             (0.02)             (0.06)
                                                             -------------      -------------      -------------      -------------
   Net income (loss) ...................................     $       (0.60)     $        0.43      $       (0.54)     $        0.03
                                                             =============      =============      =============      =============

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


                                                                       PRO FORMA
                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -------------------------------
                                                                     (IN THOUSANDS,
                                                                  EXCEPT PER UNIT DATA)
                                                                  2001             2000
                                                             -------------     -------------
Total revenue ..........................................     $   1,140,063     $   1,267,248
                                                             =============     =============
Net income (loss) applicable to unitholders ............     $      (1,287)    $      20,060
                                                             =============     =============
Basic:
   Net income (loss) applicable to unitholders .........     $       (0.02)    $        0.31
                                                             =============     =============
   Weighted average units outstanding ..................            61,637            63,716
                                                             =============     =============
Diluted:
   Net income (loss) applicable to unitholders .........     $       (0.02)    $        0.31
                                                             =============     =============
   Weighted average units outstanding ..................            62,005            63,746
                                                             =============     =============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15. CONSOLIDATING FINANCIAL INFORMATION

         Certain of the Company's wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor/CSS Hotels, L.L.C.; FelCor/LAX Hotels L.L.C.; FelCor Eight Hotels, L.L.C.; FelCor/St. Paul Holdings, L.P.; FelCor/LAX Holdings, L.P.; FHAC Nevada Holdings, L.L.C.; FelCor TRS Holdings, L.P.; Kingston Plantation Development Corp.; FHAC Texas Holdings, L.P.; FelCor Omaha Hotel Company, L.L.C.; FelCor Country Villa Hotel, L.L.C.; FelCor Moline Hotel, L.L.C.; FelCor Canada Co. and FelCor Hotel Asset Company, L.L.C., collectively, "Subsidiary Guarantors"), together with FelCor and one of its wholly-owned subsidiaries (FelCor Nevada Holdings, L.L.C.), are guarantors of senior debt. The following tables present consolidating information for the Subsidiary Guarantors.

                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                 (IN THOUSANDS)



                                     ASSETS

                                                               SUBSIDIARY     NON-GUARANTOR                     TOTAL
                                                 FELCOR L.P.   GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 -----------   -----------    -----------     ------------   ------------
Net investment in hotel properties.............  $   510,749   $ 1,628,693    $ 1,550,833                     $ 3,690,275
Equity investment in consolidated entities.....    2,448,376                                  $ (2,448,376)
Investment in unconsolidated entities..........      134,839        17,217                                        152,056
Assets held for sale...........................        4,417        44,280            125                          48,822
Cash and cash equivalents......................       24,174        32,627         12,807                          69,608
Restricted cash................................      318,903                                                      318,903
Accounts receivable............................       11,607        56,067          4,528                          72,202
Deferred assets................................       22,354         1,136            706                          24,196
Other assets...................................        8,028        13,841          5,996                          27,865
                                                 -----------   -----------    -----------     ------------    -----------

        Total assets...........................  $ 3,483,447   $ 1,793,861    $ 1,574,995     $ (2,448,376)   $ 4,403,927
                                                 ===========   ===========    ===========     ============    ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Debt............................................ $ 1,426,026   $   144,886    $   572,729                     $ 2,143,641
Distributions payable...........................      34,199                                                       34,199
Accrued expenses and other liabilities..........      56,471       129,269         24,186                         209,926
Minority interest  - other partnerships.........         332                       49,410                          49,742
                                                 -----------   -----------    -----------     ------------    -----------
   Total liabilities............................   1,517,028       274,155        646,325                       2,437,508

Redeemable units, at redemption value...........     121,239                                                      121,239
Preferred units.................................     293,265                                                      293,265
Partners' capital...............................   1,551,915     1,519,706        928,670     $ (2,448,376)     1,551,915
                                                 -----------   -----------    -----------     ------------    -----------

   Total liabilities and partners' capital...... $ 3,483,447   $ 1,793,861    $ 1,574,995     $ (2,448,376)   $ 4,403,927
                                                 ===========   ===========    ===========     ============    ===========


                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)



                                     ASSETS
                                                                           SUBSIDIARY    NON-GUARANTOR                    TOTAL
                                                            FELCOR L.P.    GUARANTORS    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            -----------    -----------   ------------    ------------  -----------
Net investment in hotel properties ......................   $   519,523    $ 1,651,019    $ 1,579,733                   $3,750,275
Equity investment in consolidated entities ..............     2,564,129                                  $(2,564,129)
Investment in unconsolidated entities ...................       112,654         15,939                                     128,593
Assets held for sale ....................................         4,905        120,509          3,880                      129,294
Cash and cash equivalents ...............................         5,113          3,032         17,915                       26,060
Due from Lessee .........................................        14,546          7,200          6,312                       28,058
Note receivable from unconsolidated entity ..............         7,695                                                      7,695
Deferred assets .........................................        17,443          1,177          5,324                       23,944
Other assets ............................................         4,464          2,042          3,178                        9,684
                                                            -----------    -----------    -----------    -----------    ----------
        Total assets ....................................   $ 3,250,472    $ 1,800,918    $ 1,616,342    $(2,564,129)   $4,103,603
                                                            ===========    ===========    ===========    ===========    ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Debt ....................................................   $ 1,079,222    $   117,571    $   641,448                   $1,838,241
Distributions payable ...................................        33,957                                                     33,957
Accrued expenses and other liabilities ..................        50,797         22,274         21,161                       94,232
Minority interest  - other partnerships .................            97                        50,677                       50,774
                                                            -----------    -----------    -----------    -----------    ----------

        Total liabilities ...............................     1,164,073        139,845        713,286                    2,017,204
                                                            -----------    -----------    -----------    -----------    ----------

Redeemable units, at redemption value ...................       205,800                                                    205,800
Preferred units .........................................       293,265                                                    293,265
Partners' capital .......................................     1,587,334      1,661,073        903,056    $(2,564,129)    1,587,334
                                                            -----------    -----------    -----------    -----------    ----------

        Total liabilities and partners' capital .........   $ 3,250,472    $ 1,800,918    $ 1,616,342    $(2,564,129)   $4,103,603
                                                            ===========    ===========    ===========    ===========    ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15. CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)


                                                                  SUBSIDIARY     NON-GUARANTOR                      TOTAL
                                                 FELCOR L.P.      GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------    -------------   ------------    ------------
Revenues:
Hotel operating revenue ......................                   $    336,635    $        551                    $    337,186
Percentage lease revenue .....................   $     17,643          60,647          39,509    $   (117,799)
Other revenue ................................            573                                                             573
                                                 ------------    ------------    ------------    ------------    ------------
           Total revenue .....................         18,216         397,282          40,060        (117,799)        337,759
                                                 ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expense ......................                        230,043             523                         230,566
Taxes, insurance and other ...................           (278)        143,188           6,327        (117,799)         31,438
Corporate expenses ...........................            451           1,604             882                           2,937
Depreciation .................................          6,801          17,501          14,971                          39,273
Lease termination costs ......................            378                                                             378
Merger termination costs .....................         19,919                                                          19,919
                                                 ------------    ------------    ------------    ------------    ------------
           Total operating expenses ..........         27,271         392,336          22,703        (117,799)        324,511
                                                 ------------    ------------    ------------    ------------    ------------

Operating income (loss) ......................         (9,055)          4,946          17,357                          13,248
Interest expense, net ........................        (29,875)         (2,617)        (11,437)                        (43,929)
                                                 ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets .....        (38,930)          2,329           5,920                         (30,681)
Equity in income from consolidated
   entities ..................................          7,776                                          (7,776)
Equity in income from unconsolidated
   entities ..................................          1,007            (285)                                            722
Minority interests in other partnerships .....                                           (650)                           (650)
Gain on sale of assets .......................                            462                                             462
                                                 ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary items .....        (30,147)          2,506           5,270          (7,776)        (30,147)
Extraordinary charge for write off of
   deferred financing fees ...................         (1,045)                                                         (1,045)
                                                 ------------    ------------    ------------    ------------    ------------
Net income (loss) ............................        (31,192)          2,506           5,270          (7,776)        (31,192)
Preferred distributions ......................         (6,150)                                                         (6,150)
                                                 ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ..   $    (37,342)   $      2,506    $      5,270    $     (7,776)   $    (37,342)
                                                 ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                 SUBSIDIARY     NON-GUARANTOR                           TOTAL
                                                   FELCOR L.P.   GUARANTORS      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                   ----------    -----------    --------------    --------------    --------------
Revenues:
Hotel operating revenue ........................
Percentage lease revenue .......................   $   16,816    $    60,560    $       54,864                      $      132,240
Other revenue ..................................          602                                                                  602
                                                   ----------    -----------    --------------    --------------    --------------
           Total revenue .......................       17,418         60,560            54,864                             132,842
                                                   ----------    -----------    --------------    --------------    --------------

Expenses:
Taxes, insurance and other .....................        3,043         13,005             7,867                              23,915
Corporate expenses .............................          332          1,267             1,179                               2,778
Depreciation ...................................        3,661         16,982            18,892                              39,535
                                                   ----------    -----------    --------------    --------------    --------------
Total operating expenses .......................        7,036         31,254            27,938                              66,228
                                                   ----------    -----------    --------------    --------------    --------------

Operating income (loss) ........................       10,382         29,306            26,926                              66,614
Interest expense, net ..........................      (26,235)        (1,717)          (11,744)                            (39,696)
                                                   ----------    -----------    --------------    --------------    --------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets .......      (15,853)        27,589            15,182                              26,918
Equity in income from consolidated
   entities ....................................       43,427                                     $      (43,427)
Equity in income from unconsolidated
   entities ....................................        7,122             40                                                 7,162
Minority interests in other partnerships .......         (306)                            (301)                               (607)
Gain on sale of assets .........................        2,461            917                                                 3,378
                                                   ----------    -----------    --------------    --------------    --------------
Income (loss) before extraordinary items .......       36,851         28,546            14,881           (43,427)           36,851
Extraordinary charge for write off of
   deferred financing fees .....................       (3,865)                                                              (3,865)
                                                   ----------    -----------    --------------    --------------    --------------
Net income (loss) ..............................       32,986         28,546            14,881           (43,427)           32,986
Preferred distributions ........................       (6,155)                                                              (6,155)
                                                   ----------    -----------    --------------    --------------    --------------
Net income (loss) applicable to unitholders ....   $   26,831    $    28,546    $       14,881    $      (43,427)   $       26,831
                                                   ==========    ===========    ==============    ==============    ==============


                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)


                                                     FELCOR        SUBSIDIARY      NON-GUARANTOR                        TOTAL
                                                      L.P.         GUARANTORS       SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                 -------------    -------------    -------------    -------------    -------------
Revenues:
Hotel operating revenue ......................                    $     778,069    $       2,400                     $     780,469
Percentage lease revenue .....................   $      60,461          182,579          134,318    $    (262,221)         115,137
Other revenue ................................           2,031              351               73                             2,455
                                                 -------------    -------------    -------------    -------------    -------------
           Total revenue .....................          62,492          960,999          136,791         (262,221)         898,061
                                                 -------------    -------------    -------------    -------------    -------------

Expenses:
Hotel operating expense ......................                          496,700            1,587                           498,287
Taxes, insurance and other ...................           4,937          346,228           18,954         (262,221)         107,898
Corporate expenses ...........................           1,358            4,932            3,019                             9,309
Depreciation .................................          20,397           53,220           45,169                           118,786
Lease termination costs ......................          34,834            1,770                                             36,604
Merger termination costs .....................          19,919                                                              19,919
                                                 -------------    -------------    -------------    -------------    -------------
           Total operating expenses ..........          81,445          902,850           68,729         (262,221)         790,803
                                                 -------------    -------------    -------------    -------------    -------------

Operating income (loss) ......................         (18,953)          58,149           68,062                           107,258
Interest expense, net ........................         (78,218)          (8,310)         (37,022)                         (123,550)
Swap termination expense .....................          (4,824)                                                             (4,824)
                                                 -------------    -------------    -------------    -------------    -------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets .....        (101,995)          49,839           31,040                           (21,116)
Equity in income from consolidated
   entities ..................................          80,639                                            (80,639)
Equity in income from unconsolidated
   entities ..................................           7,365             (315)                                             7,050
Minority interests in other partnerships .....            (235)                           (2,697)                           (2,932)
Gain on sale of assets .......................             645              462            2,310                             3,417
                                                 -------------    -------------    -------------    -------------    -------------
Income (loss) before extraordinary items .....         (13,581)          49,986           30,653          (80,639)         (13,581)
Extraordinary charge for write off of
   deferred financing fees ...................          (1,270)                             (225)             225           (1,270)
                                                 -------------    -------------    -------------    -------------    -------------
Net income (loss) ............................         (14,851)          49,986           30,428          (80,414)         (14,851)
Preferred distributions ......................         (18,450)                                                            (18,450)
                                                 -------------    -------------    -------------    -------------    -------------
Net income (loss) applicable to unitholders ..   $     (33,301)   $      49,986    $      30,428    $     (80,414)   $     (33,301)
                                                 =============    =============    =============    =============    =============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





15.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY      NON-GUARANTOR                      TOTAL
                                                    FELCOR L.P.      GUARANTORS      SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                   -------------    -------------    -------------    ------------   -------------
Revenues:
Percentage lease revenue .......................   $      72,148    $     183,762    $     132,665                   $     388,575
Other revenue ..................................           2,426                                                             2,426
                                                   -------------    -------------    -------------    -----------    -------------
           Total revenue .......................          74,574          183,762          132,665                         391,001
                                                   -------------    -------------    -------------    -----------    -------------

Expenses:
Taxes, insurance and other .....................          11,488           37,788           22,227                          71,503
Corporate expenses .............................           1,651            4,204            3,035                           8,890
Depreciation ...................................          21,464           54,573           44,978                         121,015
                                                   -------------    -------------    -------------    -----------    -------------
           Total operating expenses ............          34,603           96,565           70,240                         201,408
                                                   -------------    -------------    -------------    -----------    -------------

Operating income (loss) ........................          39,971           87,197           62,425                         189,593
Interest expense, net ..........................         (79,946)          (7,171)         (29,360)                       (116,477)
Loss on assets held for sale ...................          (6,170)         (53,200)          (3,630)                        (63,000)
                                                   -------------    -------------    -------------    -----------    -------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets .......         (46,145)          26,826           29,435                          10,116
Equity in income from consolidated
   entities ....................................          57,907                                      $   (57,907)
Equity in income from unconsolidated
   entities ....................................          12,055              755                                           12,810
Minority interests in other partnerships .......          (1,799)                             (901)                         (2,700)
Gain on sale of assets .........................           2,461            1,792                                            4,253
                                                   -------------    -------------    -------------    -----------    -------------
Income (loss) before extraordinary items .......          24,479           29,373           28,534        (57,907)          24,479
Extraordinary charge for write off of
   deferred financing fees .....................          (3,865)                                                           (3,865)
                                                   -------------    -------------    -------------    -----------    -------------
Net income (loss) ..............................          20,614           29,373           28,534        (57,907)          20,614
Preferred distributions ........................         (18,513)                                                          (18,513)
                                                   -------------    -------------    -------------    -----------    -------------
Net income (loss) applicable to unitholders ....   $       2,101    $      29,373    $      28,534    $   (57,907)   $       2,101
                                                   =============    =============    =============    ===========    =============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15. CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                             SUBSIDIARY      NON-GUARANTOR       TOTAL
                                                            FELCOR L.P.      GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                           -------------    -------------    -------------    -------------
Cash flows from operating activities ...................   $     (44,745)   $     104,828    $      76,910    $     136,993
Cash flows from (used in) investing activities .........          44,870           15,915          (13,060)          47,725
Cash flows from (used in) financing activities .........          18,936          (91,148)         (68,958)        (141,170)
                                                           -------------    -------------    -------------    -------------
Change in cash and cash equivalents ....................          19,061           29,595           (5,108)          43,548
Cash and cash equivalents at beginning of period .......           5,113            3,032           17,915           26,060
                                                           -------------    -------------    -------------    -------------
Cash and equivalents at end of period ..................   $      24,174    $      32,627    $      12,807    $      69,608
                                                           =============    =============    =============    =============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                             SUBSIDIARY      NON-GUARANTOR       TOTAL
                                                            FELCOR L.P.      GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                           -------------    -------------    -------------    -------------
Cash flows from operating activities.....................  $      (2,329)   $     134,637    $      77,142         $209,450
Cash flows from (used in) investing activities...........         35,333          (33,657)         (21,575)         (19,899)
Cash flows from (used in) financing activities...........        (11,327)        (109,259)         (59,083)        (179,669)
                                                           -------------    -------------    -------------    -------------
Change in cash and cash equivalents......................         21,677           (8,279)          (3,516)           9,882
Cash and cash equivalents at beginning of period.........          3,093           12,418           20,612           36,123
                                                           -------------    -------------    -------------    -------------
Cash and equivalents at end of period....................  $      24,770    $       4,139    $      17,096    $      46,005
                                                           =============    =============    =============    =============

16. SUBSEQUENT EVENTS

         On November 8, 2001, the Company amended its line of credit. Prior to the amendment, the Company met all its existing covenants under its unsecured line of credit. However, it was necessary to amend the line of credit in anticipation of the continued negative RevPAR environment. The amendment allows for the relaxation of certain financial covenants through September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. Pricing remains on the same floating rate basis with a tiered spread based on the Company's leverage ratio, but with added tiers to reflect the higher permitted leverage. At the maximum permitted leverage under the line, the Company would pay a spread of 325 basis points over LIBOR (90-day LIBOR was 2.01% as of the close of business, November 13, 2001). Commitments remain at $615 million, with $110 million outstanding under the facility, and approximately $85 million in cash and cash equivalents as of November 13, 2001.

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





16.      SUBSEQUENT EVENTS -- (CONTINUED)

         On November 13, 2001, the Company's line of credit represented approximately 5% of its debt, with $110 million outstanding. The Company also maintains flexibility in working with its lenders, with its $85 million of cash and equivalents on hand, $2.5 billion of unencumbered assets, and a breakeven occupancy, after debt service and preferred equity distributions, of approximately 50%. The $505 million of capacity under the line of credit is expected to be available to take advantage of opportunities that may present themselves as the industry begins to recover in late 2002 and 2003.

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

FINANCIAL COMPARISON

                                                   THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                      SEPTEMBER 30                                  SEPTEMBER 30
                                           ------------------------------------       ----------------------------------------
                                              2001         2000       % CHANGE           2001             2000       % CHANGE
                                           ----------   ----------   ----------       ----------       ----------   ----------
                                                   (IN MILLIONS, EXCEPT                            (IN MILLIONS, EXCEPT
                                                           REVPAR)                                         REVPAR)
Revenue Per Available Room
    ("RevPAR") .........................   $  62.03      $  75.14         (17.4)      $    69.62       $    75.38         (7.8)
Funds From Operations ("FFO") ..........   $   33.1      $   76.8         (57.0)      $    169.8       $    226.2        (24.9)
Earnings Before Interest, Taxes,
   Depreciation and Amortization
   ("EBITDA") ..........................   $   80.1      $  123.0         (34.9)      $    308.8       $    361.7        (14.6)
Net income (loss) ......................   $  (31.2)(1)  $   33.0        (194.5)(1)   $    (14.9)(2)   $     20.6       (172.3)(2)

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


         The following table details the computation of FFO (in thousands):

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------------------     -------------------------
                                                                   2001          2000            2001          2000
                                                                -----------  ------------     -----------    ----------
FUNDS FROM OPERATIONS (FFO)(1):
   Net income (loss)..........................................  $   (31,192)   $   32,986     $  (14,851)    $   20,614
        Deferred rent.........................................                      3,664                        22,268
        Gain on sale of hotel.................................                     (2,460)                       (2,460)
        Extraordinary charge..................................        1,045         3,865          1,270          3,865
        Loss on assets held for sale........................                                                     63,000
        Swap termination expense..............................                                     4,824
        Lease termination costs...............................          378                       36,604
        Merger costs:
             Termination costs................................       19,919                       19,919
             Non-recurring financing costs....................        4,126                        5,212
        Series B preferred distributions......................       (3,235)       (3,235)        (9,703)        (9,703)
        Depreciation..........................................       39,273        39,535        118,786        121,015
        Depreciation from unconsolidated entities.............        2,755         2,493          7,777          7,629
                                                                -----------    ----------     -----------    ----------
   FFO........................................................  $    33,069    $   76,848     $  169,838     $  226,228
                                                                ===========    ==========     ===========    ==========

   Weighted average units outstanding(2) ....................        66,632        66,851         66,641         67,601
                                                                ===========    ==========     ===========    ==========

         The following table details the computation of EBITDA (in thousands):

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                --------------------------    -------------------------
                                                                   2001           2000           2001          2000
                                                                -----------     ----------    -----------    ----------
EBITDA(1):
Funds from Operations.........................................  $    33,069     $   76,848    $   169,838    $  226,228
     Interest expense.........................................       40,695         40,168        120,591       117,812
     Interest expense of unconsolidated entities..............        2,523          2,162          7,265         6,949
     Amortization expense.....................................          555            569          1,439         1,043
     Series B preferred distributions.........................        3,235          3,235          9,703         9,703
                                                                -----------     ----------    -----------    ----------
EBITDA........................................................  $    80,077     $ 122,982     $   308,836    $  361,735
                                                                ===========     ==========    ===========    ==========

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

Hotel Operating Statistics

         The following table sets forth historical occupied rooms ("Occupancy"), average daily rate ("ADR") and RevPAR at September 30, 2001 and 2000, and the percentage changes therein between the periods presented for the Hotels in which the Company had an ownership interest at September 30, 2001:

                                                                 OCCUPANCY (%)
                                   --------------------------------------------------------------------------
                                              THIRD QUARTER                           YEAR TO DATE
                                   ----------------------------------      ----------------------------------
                                                                %                                        %
                                     2001         2000       VARIANCE        2001         2000       VARIANCE
                                   --------     --------     --------      --------     --------     --------
Embassy Suites hotels                  65.6         75.8        (13.5)         69.3         76.0         (8.8)
Holiday-branded hotels                 65.4         72.7        (10.1)         67.9         71.1         (4.6)
Crowne Plaza hotels                    57.7         72.8        (20.8)         62.7         72.6        (13.6)
Doubletree-branded hotels              60.2         70.0        (14.0)         67.6         71.0         (4.7)
Sheraton-branded hotels                59.5         71.3        (16.5)         65.7         73.0        (10.0)
Other hotels                           57.6         65.0        (11.3)         61.6         65.2         (5.6)
   Total hotels                        63.0         72.7        (13.2)         66.9         72.3         (7.5)




                                                                 ADR (DOLLARS)
                                   --------------------------------------------------------------------------
                                              THIRD QUARTER                           YEAR TO DATE
                                   ----------------------------------      ----------------------------------
                                                                %                                        %
                                     2001         2000       VARIANCE        2001         2000       VARIANCE
                                   --------     --------     --------      --------     --------     --------
Embassy Suites hotels                122.69       126.84         (3.3)       130.64       127.61          2.4
Holiday-branded hotels                82.92        87.00         (4.7)        84.78        86.35         (1.8)
Crowne Plaza hotels                   98.11       105.07         (6.6)       103.84       104.89         (1.0)
Doubletree-branded hotels             97.17       101.60         (4.4)       105.95       104.79          1.1
Sheraton-branded hotels              101.75       108.99         (6.6)       110.77       111.91         (1.0)
Other hotels                          73.99        78.41         (5.6)        79.40        81.84         (3.0)
   Total hotels                       98.41       103.42         (4.8)       103.94       104.25         (0.3)




                                                                REVPAR (DOLLARS)
                                   --------------------------------------------------------------------------
                                              THIRD QUARTER                          YEAR TO DATE
                                   ----------------------------------      ----------------------------------
                                                                %                                        %
                                     2001         2000       VARIANCE         2001        2000       VARIANCE
                                   --------     --------     --------      --------     --------     --------
Embassy Suites hotels                 80.44        96.15        (16.3)        90.53        96.93         (6.6)
Holiday-branded hotels                54.22        63.29        (14.3)        57.54        61.41         (6.3)
Crowne Plaza hotels                   56.59        76.48        (26.0)        65.15        76.18        (14.5)
Doubletree-branded hotels             58.48        71.10        (17.8)        71.67        74.35         (3.6)
Sheraton-branded hotels               60.55        77.70        (22.1)        72.76        81.69        (10.9)
Other hotels                          42.61        50.93        (16.3)        48.89        53.37         (8.4)
   Total hotels                       62.03        75.14        (17.4)        69.52        75.38         (7.8)

REVPAR PERFORMANCE FOR SELECTED STATES

         Texas, California, Florida and Georgia contained the largest concentration of the Company's Hotels. The RevPAR changes during the periods ended September 30, 2001 (versus comparable periods of 2000) from the Company's Hotels in these states are as follows:

                                                                  REVPAR (DOLLARS)
                                     ----------------------------------------------------------------------------
                                                 THIRD QUARTER                            YEAR-TO-DATE
                                     ------------------------------------    ------------------------------------
                                        2001         2000      % VARIANCE       2001         2000      % VARIANCE
                                     ----------   ----------   ----------    ----------   ----------   ----------
         Texas                            47.45        56.65        (16.2)        55.00        60.03         (8.4)
         California                       92.48       122.76        (24.7)        98.99       113.44        (12.7)
         Florida                          51.02        60.31        (15.4)        69.28        73.73         (6.0)
         Georgia                          57.97        69.44        (16.5)        66.89        70.26         (4.8)


                  BRAND DISTRIBUTION

                                       NUMBER       NUMBER     PERCENTAGE OF
                                      OF HOTELS    OF ROOMS     ROOM REVENUE
                                     ----------   ----------   -------------
         Embassy Suites                      59       14,843         39.8
         Holiday-branded hotels              59       16,922         28.7
         Crowne Plaza                        18        5,963         11.5
         Doubletree-branded hotels           14        2,779          5.9
         Sheraton-branded                    10        3,269          7.0
         Other hotels                        24        4,848          7.1
                                     ----------   ----------   ----------
                  Total                     184       48,624        100.0
                                     ==========   ==========   ==========



                  SELECTED STATE DISTRIBUTION

                                           NUMBER OF     NUMBER     PERCENTAGE OF
                                            HOTELS      OF ROOMS     ROOM REVENUE
                                          ----------   ----------   -------------
         Texas                                    41       11,138         18.2
         California                               19        6,027         17.7
         Florida                                  18        5,658         11.6
         Georgia                                  14        3,868          7.7
                                          ----------   ----------   ----------
                Total for four states             92       26,691         55.2
                                          ==========   ==========   ==========

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

         The Company made the decision to acquire its leases, and the potential profits from the operation of its Hotels, based upon its belief that, in the long term, lodging demand will exceed new supply and that operating efficiencies will increase industry-wide for a variety of reasons, including the impact of new technologies allowing lower-cost delivery of services and providing new revenue sources that are not labor- intensive, such as in-room entertainment and direct in-room marketing to guests.

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

         On November 8, 2001, the Company amended its line of credit. Prior to the amendment, the Company met all its existing covenants under its unsecured line of credit. However, it was necessary to amend the line of credit in anticipation of the continued negative RevPAR environment. The amendment allows for the relaxation of certain financial covenants through September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. Pricing remains on the same floating rate basis with a tiered spread based on the Company's leverage ratio, but with added tiers to reflect the higher permitted leverage. At the maximum permitted leverage under the line, the Company would pay a spread of 325 basis points over LIBOR (90-day LIBOR was 2.01% as of the close of business, November 13, 2001). Commitments remain at $615 million, with $110 million outstanding under the facility, and approximately $85 million in cash and cash equivalents as of November 13, 2001.

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

         On November 13, 2001, the Company's line of credit represented approximately 5% of its debt, with $110 million outstanding. The Company also maintains flexibility in working with its lenders, with its $85 million of cash and equivalents on hand, $2.5 billion of unencumbered assets, and a breakeven occupancy, after debt service and preferred equity distributions, of approximately 50%. The $505 million of capacity under the line of credit is expected to be available to take advantage of opportunities that may present themselves as the industry begins to recover in late 2002 and 2003.

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

                     EXPECTED MATURITY DATE (IN THOUSANDS)

                            REMAINDER
                               OF
                              2001          2002        2003        2004        2005      THEREAFTER     TOTAL        FAIR VALUE
                            ----------   ----------  ----------  ----------  ----------   ----------   ----------     ----------
LIABILITIES
Debt:
  Fixed rate                $    3,200   $   13,000  $   34,904  $  189,228  $   43,129   $1,516,157   $1,799,618(1)  $1,655,565
     Average interest rate        8.16%        8.19%       8.09%       7.44%       8.67%        8.62%
  Floating rate                                                  $   49,900               $      650   $   50,550     $   50,550
     Average interest rate                                             6.97%                    8.26%
Discount accretion                                                                                     $   (6,527)
Total debt                                                                                             $1,843,641(1)

INTEREST RATE DERIVATIVES
Interest rate swap:
  Floating to fixed                                  $   50,000                                        $   50,000     $   (2,171)
     Average pay rate                                      5.56%
     Average receive rate                                  3.58%

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: The following exhibits are filed as part of this report:

Exhibit No.       Description
-----------       -----------
10.17.1           First Amendment dated as of November 6, 2001, among the
                  Registrant, FelCor Lodging Limited Partnership and FelCor
                  Canada Co., as Borrowers, the lender party thereto. The Chase
                  Manhattan Bank and The Chase Manhattan Bank of Canada, as
                  Administrative Agents, and Bankers Trust Company, as
                  Syndicator Agent (filed as Exhibit 10.17.1 to the Form 10-Q of
                  FelCor Lodging Trust Incorporated for the quarter ended
                  September 30, 2001, and incorporated herein by reference).

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

Dated: November 21, 2001

                               FELCOR LODGING LIMITED PARTNERSHIP
                               A Delaware Limited Partnership

                               By: FelCor Lodging Trust Incorporated
                                   Its General Partner


                               By:              Richard J. O'Brien
                                   ---------------------------------------------
                                                Richard J. O'Brien
                                            Executive Vice President and
                                              Chief Financial Officer