Form 10-K
period 2001-12-31
FELCOR LODGING L P
filed 2002-03-29
CIK 1048789

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                      NONE
                                (Title of class)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting limited partnership interest held by non-affiliates of the registrant, as of March 18, 2002, was approximately $51 million.

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

================================================================================

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX


                                                                                                    FORM 10-K
                                                                                                      REPORT
ITEM NO.                                                                                               PAGE
--------                                                                                            ---------


                                                   PART I


1.   Business............................................................................................1
2.   Properties.........................................................................................16
3.   Legal Proceedings..................................................................................25
4.   Submission of Matters to a Vote of Security Holders................................................25

                                                  PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters..............................26
6.   Selected Financial Data............................................................................28
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............29
7A.  Quantitative and Qualitative Disclosures About Market Risk.........................................47
8.   Financial Statements and Supplementary Data........................................................47
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............47

                                                  PART III

10.  Directors and Executive Officers of the Company....................................................48
11.  Executive Compensation.............................................................................48
12.  Security Ownership of Certain Beneficial Owners and Management.....................................48
13.  Certain Relationships and Related Transactions.....................................................48

                                                  PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................49



     This Annual Report on Form 10-K contains registered trademarks owned or licensed by companies other than us, including but not limited to Bristol House(R), Conrad(R), Courtyard by Marriott(R), Crown Sterling Suites(R) Crowne Plaza(R), Disney(R), Doubletree(R), Doubletree Guest Suites(R), Embassy Suites Hotels(R), Fairfield Inn(R), Hampton Inn(R), Harvey Hotel(R), Hilton(R), Hilton Suites(R), Holiday Inn(R), Holiday Inn Express(R), Holiday Inn Select(R), Homewood Suites(R) by Hilton, Inter-Continental(R), Marriott(R), Sheraton(R), Sheraton Suites(R), Walt Disney World(R) and Westin(R).

                                     PART I

ITEM 1.  BUSINESS

         At December 31, 2001, FelCor Lodging Limited Partnership and its subsidiaries, or FelCor LP, owned interests in 183 hotels with nearly 50,000 rooms and suites. The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, one of the nation's largest hotel real estate investment trusts, or REITs. At December 31, 2001, FelCor owned a greater than 85% equity interest in FelCor LP. We owned a 100% interest in 150 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and a 50% interest in separate unconsolidated entities that own 24 hotels. Our hotels are located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (19 hotels), Florida (17 hotels) and Georgia (14 hotels). We own the largest number of Embassy Suites Hotels, Crowne Plaza, Holiday Inn and independently owned Doubletree-branded hotels in the world. Thirteen of our hotels were designated as held for sale at December 31, 2001.

         We seek to increase operating cash flow through both internal growth and selective acquisitions, while maintaining a flexible and conservative capital structure. In addition to renovating, redeveloping and repositioning our acquired hotels, we may seek to acquire new hotel properties that will benefit from affiliation with one of the premium brands available to us through our strategic brand owner and manager relationships with Hilton Hotels Corporation ("Hilton"), Six Continents Hotels and Starwood Hotels & Resorts Worldwide Inc. ("Starwood").

         In support of this strategy, on July 28, 1998, we merged Bristol Hotel Company into FelCor, acquiring its 107 primarily full-service hotels. These hotels added more than 28,000 rooms and suites to our portfolio, more than doubling our size. The merger also provided diversification, both geographically and by asset class, by adding hotels in many key markets and broadening our portfolio in the full-service, upscale and midscale hotel markets.

         On May 9, 2001, we entered into a merger agreement with MeriStar Hospitality Corporation ("MeriStar"), which owned 113 primarily upscale, full-service hotels. Under the terms of the merger agreement, MeriStar was to have been merged with and into FelCor. Before the merger could be completed, MeriStar and we jointly terminated the merger on September 21, 2001. The decision to terminate the merger resulted from the September 11, 2001 terrorist attacks and their subsequent adverse impact on the financial markets in general and on the lodging industry. As a result of the merger termination in 2001, we recorded expenses of $19.9 million associated with the merger and $5.5 million of merger financing costs.

   REIT Modernization Act

         On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions, among other things, reduced the distribution requirement for REITs from 95% of taxable income to 90% of taxable income for taxable years after 2000.

         In addition, these provisions allow REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary ("TRS") that can engage in businesses previously prohibited to a REIT. In particular, these provisions permit hotel REITs to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs, generally to assure that TRSs are subject to an appropriate level of corporate taxation. Further, no more than 20% of a REIT's assets may consist of securities of TRSs, and no more than 25% of a REIT's assets may consist of non-qualifying assets, including securities of TRSs and other taxable subsidiaries. In addition, the TRS legislation provides that a REIT may not own more than 10% of the voting power or value of a taxable subsidiary that is not treated as a TRS. Although the TRS provisions became effective on January 1, 2001, a taxable subsidiary in existence on July 12, 1999 is grandfathered under the new provisions unless and until (1) it engages in a new line of business or acquires a substantial new asset or (2) the owning REIT acquires additional stock in the taxable subsidiary. Such existing taxable subsidiaries can be converted into TRSs on a tax-free basis at any time before January 1, 2004. As a result of the TRS provisions, we were able to form or acquire one or more TRSs to own all of our existing hotel leases and to serve as the lessee for any additional hotels that we acquire. Any "profit" from leases held by one of our TRSs, after payment of the applicable corporate tax, will be available for distribution to us in the form of dividends.

         As a result of the passage of the REIT Modernization Act, effective January 1, 2001 we acquired 100% of DJONT Operations, L.L.C. ("DJONT"), which owned leases on 85 of our hotels, and contributed it to a TRS. In consideration, we issued 416,667 FelCor LP units, valued at approximately $10 million, and assumed DJONT's accumulated stockholders' deficit of $24.5 million. On January 1, 2001, we acquired from Six Continents Hotels the leases covering 11 hotels, terminated one additional lease in connection with the sale of the related hotel and terminated the 12 related management agreements in exchange for FelCor issuing to Six Continents 413,585 shares of its common stock valued at approximately $10 million and we issued a corresponding number of partnership units to FelCor. We acquired the remaining 88 hotel leases held by Six Continents Hotels on July 1, 2001. In consideration for the acquisition of these leases, we entered into long term management agreements with Six Continents Hotels with regard to these hotels, and FelCor issued to Six Continents Hotels 100 shares of its common stock.

         Our business is conducted in one reportable segment, which is hospitality. Additional information on our business can be found in the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

THE INDUSTRY

         The United States hotel industry profitability improved each year from 1992 to 2000, its longest sustained growth in history. According to PricewaterhouseCoopers LLP's 1999 Lodging Industry Briefing and April 10, 2001 U.S. Lodging Industry Update, after a period of extended unprofitability in the late 1980's and early 1990's, during which time the increase in the supply of new hotel rooms significantly outpaced growth in room demand, lodging industry profit increased every year from 1992 through 2000. The percentage growth in room demand exceeded percentage growth in new room supply from 1992 through 1996. While 1997 and 1998 experienced the highest number of new room starts in the prior 10 years, 1999 and 2000 showed declines in new room starts of 9.2% and 17.2%, respectively, from the prior year level. According to PricewaterhouseCoopers L.L.P.'s Lodging Industry Briefing, from March 1, 2002, in 2001, supply growth slowed to 2.0% as room demand declined by 350 basis points. The nation's hotel occupancy rates declined significantly from 63.7% in 2000 to 60.3% in 2001. In 2001, the lodging industry experienced the first profit decline since 1991. However, despite the significant decline in demand in 2001, the industry still remained profitable. According to PricewaterhouseCoopers, the industry earned $16.7 billion, and that figure is expected to increase in 2002.

         The nation's economy slowed during the first eight months of 2001 and the lodging industry started to see a significant reduction in corporate travel. This economic decline that began in the spring of 2001 was exacerbated by the events of September 11, 2001, where aircraft hijacked by terrorists destroyed the World Trade Center Towers in New York City and damaged the Pentagon in northern Virginia. In 2001, the lodging industry experienced an unprecedented decline in business caused by a reduction in both business and leisure travel. The events of 2001 produced the hotel industry's first decline in year over year revenue per available room ("RevPAR"), since 1991. We currently expect that this decline in year over year operating levels will continue through mid-2002. We expect positive RevPAR, compared to 2001, in the second half of 2002.

         Smith Travel Research, a leading provider of industry data, classifies hotel chains into five distinct categories: Upper Upscale, Upscale, Midscale With Food & Beverage, Midscale Without Food & Beverage, and Economy. We remain focused on properties in the Upper Upscale (including Doubletree Guest Suites, Embassy Suites Hotels, Sheraton and Westin hotels), Upscale (including Crowne Plaza, Doubletree hotels and Homewood Suites), and Midscale With Food & Beverage (including Harvey, Holiday Inn and Holiday Inn Select hotels) categories, from which we derived approximately 97% of our revenues in 2001.

         Smith Travel Research also categorizes hotels based upon their relative market positions, as measured by average daily rate ("ADR"), as Luxury, Upscale, Midprice, Economy and Budget. The following table contains information with respect to average occupancy, (determined by dividing occupied rooms by available rooms), ADR and RevPAR for our hotels, as well as all Upscale U.S. hotels, all Midprice U.S. hotels and all U.S. hotels as reported by Smith Travel Research for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                             2001        2000        1999        1998         1997
                                           --------    --------    --------    --------    --------
NUMBER OF FELCOR HOTELS ................        183         186         188         193          73
OCCUPANCY:
  FelCor hotels(1) .....................       63.9%       70.4%       68.2%       68.3%       73.2%
  All Upscale U.S. hotels(2) ...........       61.8        65.1        64.9        65.9        67.9
  All Midprice U.S. hotels(3) ..........       58.4        61.7        61.1        62.0        64.9
  All U.S. hotels ......................       60.1        63.7        63.1        63.8        64.5
ADR:
  FelCor hotels(1) .....................   $ 102.18    $ 104.42    $ 100.72    $  96.62    $ 112.47
  All Upscale U.S. hotels(2) ...........      92.84       94.07       87.45       85.33       88.25
  All Midprice U.S. hotels(3) ..........      69.60       69.22       64.89       62.15       67.67
  All U.S. hotels ......................      84.85       86.04       81.29       78.15       75.31
REVPAR:
  FelCor hotels(1) .....................   $  65.34    $  73.73    $  68.93    $  66.02    $  82.37
  All Upscale U.S. hotels(2) ...........      57.38       69.24       56.76       56.23       59.92
  All Midprice U.S. hotels(3) ..........      40.65       42.71       39.65       38.53       43.91
  All U.S. hotels ......................      50.99       54.81       51.29       49.86       48.44

----------

(1)  Information is historical, including periods prior to ownership by FelCor
     LP.

(2) This category includes hotels in the "upscale price level," defined as hotels with ADRs in the 70th to 85th percentiles in their respective markets.

(3) This category includes hotels in the "midprice level," defined as hotels with ADRs in the 40th to 70th percentiles in their respective markets.

BUSINESS STRATEGY

         In the current operating environment, where the lodging industry is experiencing a sharp decline in RevPAR compared to the prior year, we intend to focus on conserving capital, maximizing operating cash flow by actively overseeing the operation of our hotels by our managers, maintaining a strong balance sheet and placing ourselves in the best position possible to take advantage of opportunities that may arise in the future. We have established, and intend to maintain, strong strategic relationships with our brand owners and managers and have successfully demonstrated our ability to apply our asset management expertise to the renovation, redevelopment and rebranding of our hotels.

   Maintenance of Financial Flexibility

         During the challenging economic environment following September 11, 2001, we committed ourselves to conserving capital, maximizing operating cash flow from our hotels, maintaining a strong balance sheet and maintaining the financial flexibility to take advantage of opportunities that may arise in the future. In 2002 we have seen improving revenue trends, however, in the near term, we intend to limit our distributions to partners generally to not more than available cash flow after debt service and maintenance capital expenditures, to suspend the previously authorized repurchase of FelCor common stock and to restrict discretionary capital expenditures. We are in a position to repay our line of credit entirely should the need arise and have scheduled debt maturities of $13 million in 2002 and $35 million in 2003. We intend to continue to actively pursue the sale of the hotels previously designated as held for sale.

   Maintenance of Strong Strategic Relationships

         We benefit from strategic brand owner and manager relationships with Hilton (Embassy Suites Hotels, Hilton and Doubletree), Six Continents Hotels (Crowne Plaza and Holiday Inn) and Starwood (Sheraton and Westin). These relationships enable us to work effectively with our managers to maintain operating margins and maximize operating cash flow from our hotels.

         o Hilton, which acquired Promus Hotel Corporation in 1999, has a hotel system of approximately 1,900 hotels with more than 315,000 guest rooms worldwide, and is now the largest operator of full-service, all-suite hotels in the United States. In addition to its Hilton and Conrad-branded hotels, Hilton also owns the Embassy Suites Hotels, Doubletree and Doubletree Guest Suites brands. Subsidiaries of Hilton managed 71 of our hotels at December 31, 2001. As a result of its acquisition of Promus, Hilton acquired an equity interest in us having an aggregate value of approximately $17 million at December 31, 2001, and it became a 50% partner in joint ventures with us in the ownership of 12 hotels and the holder of a 10% equity interest in certain of our consolidated subsidiaries owning six hotels. The relationship with Promus and its Embassy Suites Hotels brand provided the foundation for our initial growth.

         o        Six Continents Hotels is the world's largest hotel company.
                  Six Continents Hotels owns, operates or franchises more than 3,200 hotels with more than 500,000 guest rooms in nearly 100 countries around the world. Among the brands owned by Six Continents Hotels are Crowne Plaza, Holiday Inn, Holiday Inn Select, Holiday Inn Express and Inter-Continental. Subsidiaries of Six Continents Hotels, which acquired Bristol Hotels & Resorts in March 2000, managed 89 of our hotels at December 31, 2001. Six Continents Hotels also owns FelCor common stock and FelCor LP units aggregating approximately 16% of our outstanding common stock and units.

         o Starwood is one of the world's largest hotel operating companies. Directly and through subsidiaries, Starwood owns, leases, manages or franchises 750 properties in more than 80 countries. Our strategic alliance with Starwood, coupled with the purchase of seven Sheraton hotels in 1997, provided us with our initial entry into the upscale, full-service, non-suite hotel market. Subsidiaries of Starwood managed 11 of our hotels at December 31, 2001, is a 40% joint venture partner with us in the ownership of two hotels and a 50% joint venture partner with us in the ownership of one hotel.

   Hotel Renovation, Redevelopment and Rebranding

         We expect to continue to differentiate ourselves from many of our competitors by:

         o our success in upgrading, renovating and/or redeveloping our hotels to enhance their competitive position, and, in certain instances, rebranding them to improve their revenue generating capacity; and

         o our ongoing program for the maintenance of our upgraded hotel assets, which generally includes:

                  -- contribution of approximately 4% of total annual room and suite revenue to a capital reserve for routine capital replacements and improvements; and

                  -- adherence to a rigorous maintenance and repair program, resulting in the expenditure of approximately 4% of annual hotel revenues on maintenance of the hotels.

         We have demonstrated our ability to successfully execute renovations. Our renovation and rebranding of the 18 Crown Sterling Suites hotels, which were acquired during 1996 and 1997, achieved an overall RevPAR increase of 47.7% between 1996 and 2000. The largest single renovation project that we have completed was the Allerton Crowne Plaza hotel in Chicago, which reopened in July 1999, after having been closed for more than a year. This project received numerous awards, including Lodging Hospitality magazine's Year's Best Design competition in two categories, Bass Hotels & Resorts 1999 Newcomer of the Year award, and Chicago's Greater North Michigan Avenue Association 1999 Avenue Enhancement award. During 1998, 1999 and 2000, an aggregate of approximately $550 million in capital improvements and other capital expenditures were made to our hotels, with approximately 3% of total hotel room nights being lost in 1998, 2% in 1999 and 1% in 2000, due to renovations. We believe that our historical capital expenditures should limit the need for future major renovation expenditures. During 2001, we made capital expenditures aggregating approximately $65 million and we currently anticipate 2002 maintenance capital expenditures of between $40 and $50 million, depending upon the pace of the anticipated economic recovery.

HOTELS HELD FOR SALE

         In the second quarter of 2000, we identified 25 hotels that were considered non-strategic and announced our intention to hold these assets for sale. These hotels included most of our limited service hotels, a number of our small market Holiday Inn hotels and all of our Marriott-branded hotels. These hotels represented 8.3% of our total rooms, but only 4.2% of our total revenues at the time they were identified. Our management believes the sale of these non-strategic hotels will allow us and our brand managers to focus our efforts on our upscale and full service hotels in more strategic markets. In 2000, FelCor's board of directors approved recognition of a $63.0 million loss on assets held for sale, to reflect the difference between our book value and the estimated fair market value for these hotels. We recognized an additional $7 million loss in the fourth quarter of 2001 to reflect the deterioration of the market value for these hotels.

         Through December 31, 2001, we had completed the sale of four of the hotels held for sale. There was a gain of approximately $135,000 recognized on the sale of one hotel and realized no gain or loss on the sale of the other three hotels. In addition, in March 2001, we contributed eight of the hotels held for sale to a joint venture in which we retain a 50% equity interest, and an affiliate of Interstate Hotels Corporation, holds the other 50% equity interest. We contributed hotels with a book value of approximately $77 million, and received net cash proceeds of approximately $52 million. We retained a common equity interest of approximately $8 million and a $17 million preferred equity interest in the acquiring venture. As a result of these transactions, at December 31, 2001, we had 13 hotels that we continued to hold for sale.

COMPETITION

         The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full and limited service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. We believe that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting our hotels.

ENVIRONMENTAL MATTERS

         We customarily obtain a Phase I environmental survey from an independent environmental consultant before acquiring a hotel. The principal purpose of a Phase I survey is to identify indications of potential environmental contamination for which a property owner may have liability and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I surveys of our hotels were designed to meet the requirements of the then current industry standards governing Phase I surveys, and consistent with those requirements, none of the surveys involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, their assessment of environmental regulatory compliance issues was general in scope and was not a detailed determination of the hotel's complete environmental compliance status. Similarly, the surveys did not involve comprehensive analysis of potential offsite liability. The Phase I survey reports did not reveal any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such liability. Nevertheless, it is possible that these reports do not reveal or accurately assess all environmental liabilities and that there are material environmental liabilities of which we are unaware.

         We believe that our hotels are in compliance, in all material respects, with all federal, state, local and foreign laws and regulations regarding hazardous substances and other environmental matters, the violation of which would have a material adverse effect on us. We have not been notified by any governmental authority or private party of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our current or former properties. However, obligations for compliance with environmental laws that arise or are discovered in the future may adversely affect our financial condition.

TAX STATUS OF FELCOR

         FelCor elected to be taxed as a REIT under the federal income tax laws, commencing with its initial taxable year ended December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on its taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute annually at least 90% of its taxable income. In connection with FelCor's election to be taxed as a REIT, FelCor's charter imposes restrictions on the ownership and transfer of shares of its common stock. FelCor LP expects to make distributions on its units sufficient to enable FelCor to meet its distribution obligations as a REIT. FelCor has adopted the calendar year as its taxable year.

EMPLOYEES

         We have no employees. Our management functions are performed by FelCor as the sole general partner. Mr. Thomas J. Corcoran, Jr. is President and Chief Executive Officer of FelCor, and entered into an employment agreement with FelCor in 1994 that continues in effect until December 31, 2002, and automatically renews for successive one-year terms unless terminated by either party. None of FelCor's other executive officers has an employment agreement with FelCor. In addition to Mr. Corcoran, FelCor had 60 other full-time employees at December 31, 2001.

         All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by us, and are not our employees.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements and analyses contained in this Annual Report on Form 10-K, in our 2001 Annual Report to Stockholders, or that may in the future be made by, or be attributable to, us, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements or in our historical results. Each of the following factors, among others, could adversely affect our ability to meet the current expectations of management.

TERRORIST ACTIVITIES HAVE ADVERSELY AFFECTED AND CREATED UNCERTAINTY IN OUR BUSINESS

         The terrorist attacks of September 11, 2001, caused a significant disruption in travel-related businesses in the United States. Consistent with the rest of the lodging industry, we have experienced substantial declines in occupancy and ADR due to the decline in travel. In 2002, we have seen improving revenue trends, however we are unable to predict with certainty when or if travel and lodging demand will be fully restored to normal levels. Military actions against terrorists, new terrorist attacks, actual or threatened, and other political events may cause a lengthy period of uncertainty that could continue to adversely affect the lodging industry, including us, as a result of customer reluctance to travel.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

         We have a substantial amount of debt. At December 31, 2001, our consolidated debt of $1.9 billion equaled 60.7% of our total market capitalization and 42.8% of our investment in hotel assets, at cost. Our decline in revenues and earnings during 2001 has adversely affected our public debt ratings and may limit our access to additional debt capital. We have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding program and FelCor's share repurchase program.

         The FelCor share repurchase program authorizes repurchases of up to an aggregate maximum of $300 million, but was suspended in March 2001. Through December 31, 2001, FelCor repurchased approximately 10.5 million shares of FelCor common stock under this program at an aggregate cost of approximately $189.1 million. We have not repurchased any shares of common stock in the open market since March 27, 2001.

         At December 31, 2001:

         o we had approximately $1.9 billion in consolidated debt, of which approximately $696 million was secured by mortgages or capital leases;

         o we had a ratio of consolidated debt (net of cash) to investment in hotels, as defined by us, of 42.8%; and

         o our ratio of EBITDA to interest expense, including interest expense from unconsolidated entities, for the year then ended was 2.3-to-1.

         The recent economic slowdown, which began in early 2001 and which was exacerbated by the terrorist attacks of September 11, 2001, has resulted in a decline in RevPAR, compared to the prior year period. If the economic slowdown and the reduced RevPAR experienced in 2001 worsen or continue for a protracted period of time, they could have a material adverse effect on our operations and earnings, including our ability to pay dividends and service our debt.

         Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our floating rate debt, which totaled $225 million at December 31, 2001 and reducing funds available for debt reduction, capital expenditures and distributions. In addition, as a consequence of the economic slowdown and the impact of the terrorist attacks on our business and the travel and lodging industries generally, the rating agencies lowered their ratings on our $1.2 billion in senior unsecured debt one level to BB- (Standard & Poor's) and Ba3 (Moody's). If the rating agencies were to lower our senior unsecured debt ratings below the current level, the interest rate on $900 million of our outstanding senior unsecured debt would increase by 50 basis points, resulting in an increase in our interest expense.

         Our leverage could have important consequences. For example, it could:

         o limit our ability to obtain additional financing, if we need it, for working capital, our renovation, redevelopment and rebranding plans, acquisitions, debt service requirements or other purposes;

         o require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain additional or continued financing;

         o increase our vulnerability to adverse economic and industry conditions as well as fluctuations in interest rates;

         o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, payment of dividends or other purposes;

         o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

         o place us at a competitive disadvantage compared to our competitors that have less debt.

WE MAY BE UNABLE TO REALIZE THE ANTICIPATED BENEFITS OF OUR RENOVATIONS

         The majority of our hotels recently have been substantially renovated, redeveloped and, in some cases, rebranded. The recently completed improvements may not achieve the results anticipated when we made the decision to invest in the improvements.

CONFLICTS OF INTEREST COULD ADVERSELY AFFECT OUR BUSINESS

         Certain FelCor directors. Six Continents Hotels currently manages 89 of our hotels. Richard C. North, who joined FelCor's board during 1998, is the Group Finance Director of Six Continents plc, formerly Bass plc, which is the parent of Six Continents Hotels and, together with its affiliates, owns FelCor common stock and FelCor LP units aggregating approximately 16% of FelCor's outstanding common stock and our units.

         Issues may arise under the franchise agreements and management contracts, and in the allocation of acquisition and management opportunities, that present conflicts of interest due to the relationship of Mr. North to the companies with which he is associated. As an example, in the event we enter into new or additional hotel management contracts or other transactions with Six Continents Hotels, the interests of Mr. North, by virtue of his relationship with Six Continents plc, may conflict with our interests. Any increase in management fees payable to Six Continents Hotels may decrease our profits to the benefit of Six Continents Hotels. Also, in the selection of franchises under which our hotels will be operated, Mr. North, by virtue of his relationship with Six Continents plc, may have interests that conflict with our interests.

         We anticipate that any FelCor director who has a conflict of interest with respect to an issue presented to the FelCor board will abstain from voting upon that issue, although he or she will have no legal obligation to do so. FelCor has no provisions in its bylaws or charter that require an interested director to abstain from voting upon an issue. FelCor does not expect to add provisions in its charter and bylaws to this effect. Although each FelCor director has a fiduciary duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director's participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

         Acquisition of lessees. As a result of the passage of the REIT Modernization Act, beginning January 1, 2001,we were able to form or acquire TRSs to acquire or hold the lessee's interest in our existing hotel leases and to serve as lessees for any hotels acquired in the future. A TRS is a fully taxable corporation that may be owned 100% by a REIT. A TRS generally is permitted to engage in businesses, own assets and earn income that, if engaged in, owned or earned by the REIT, might jeopardize the REIT's tax status or result in the imposition of penalty taxes on the REIT. A TRS is permitted to lease hotels from the related REIT as long as it does not directly or indirectly operate or manage hotels, except through an independent hotel management company that satisfies applicable requirements under the federal income tax laws. A TRS generally is not allowed to act as a licensor or a franchisor of any brand name under which any hotel is operated.

         The acquisition of DJONT, one of our primary lessees, was completed effective January 1, 2001. In consideration for the acquisition of DJONT, we issued 416,667 units of limited partnership interest valued at approximately $10 million. The acquisition of DJONT required negotiations between us and the owners of DJONT, including Mr. Corcoran and the children of Charles N. Mathewson, a director of FelCor. The interests of Mr. Corcoran and Mr. Mathewson were in direct conflict with our interests in these negotiations and, accordingly, they abstained from participation in FelCor's board's discussion and vote on this matter

         In December 2000, we sold one hotel and, effective January 1, 2001, completed the acquisition of leases with respect to 12 hotels that had been leased to and operated by Six Continents Hotels. In consideration for the acquisition of such leases and termination of the related management agreements, FelCor issued 413,585 shares of its common stock valued at approximately $10 million, to Six Continents Hotels. We acquired the remaining 88 leases held by Six Continents Hotels, effective July 1, 2001. We have contributed these leases to our TRSs. In consideration for these 88 leases, FelCor issued 100 shares of FelCor common stock and we caused our subsidiaries to agree to new long-term management agreements with subsidiaries of Six Continents Hotels to manage these hotels. The acquisition of the leases held by Six Continents Hotels involved negotiations between us and Six Continents Hotels. Richard C. North, a director of FelCor, is the Group Finance Director of Six Continents plc, the parent of Six Continents Hotels and, together with its affiliates, the owner of approximately 16% of FelCor's outstanding shares and our units. The interest of Six Continents plc in those negotiations was in direct conflict with our interests. Mr. North abstained from participating in any discussion or vote by FelCor's board relating to these transactions.

         For information regarding the management agreements entered into by us with Six Continents Hotels and others, reference is made to the description of these agreements under the caption "Management Agreements" in Item 2 to this Annual Report on Form 10-K.

         Adverse tax consequences to some affiliates on a sale of some hotels. Messrs. Corcoran and Mathewson may incur additional tax liability if we sell our investments in six hotels that we acquired in July 1994 from partnerships controlled by these individuals. Consequently, our interests could differ from Messrs. Corcoran's and Mathewson's interests in the event that we consider a sale of any of these hotels. Decisions regarding a sale of any of these six hotels must be made by a majority of FelCor's independent directors.

WE HAVE RESTRICTIVE DEBT COVENANTS THAT COULD ADVERSELY AFFECT OUR ABILITY TO RUN OUR BUSINESS

        The indentures governing our existing notes and the agreements governing our line of credit contain various restrictive covenants including, among others, provisions restricting us from:

         o        incurring indebtedness;

         o        making distributions;

         o        making investments;

         o        engaging in transactions with affiliates;

         o        incurring liens;

         o        merging or consolidating with another person;

         o        disposing of all or substantially all of our assets; or

         o permitting limitations on the ability of our subsidiaries to make payments to us.

        These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest. For example, under the most restrictive of these covenants we would be limited to not more than $50 million of additional hotel acquisitions unless we meet certain other requirements.

        In addition, some of these agreements require us to maintain certain specified financial ratios. Our ability to comply with such ratios may be affected by events beyond our control.

        On November 8, 2001, we amended our unsecured line of credit. Although we were in compliance with our existing covenants prior to the amendment, it was necessary to amend the line of credit in anticipation of a continued negative RevPAR environment. The amendment allows for the relaxation of certain financial covenants through September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with added tiers to reflect the higher permitted leverage. The lenders' commitments under the line of credit remain at $615 million, and we had approximately $50 million outstanding under the facility at December 31, 2001.

        Unless our business has recovered sufficiently from the sharp declines in RevPAR experienced following the September 11 terrorist attacks, upon expiration of the relaxation in financial covenants provided by the November amendment to our line of credit, we may be unable to satisfy the original covenant requirements. In such an event, we may need to obtain further amendments from our lenders on the line of credit. We are not certain whether, to what extent, or upon what terms the lenders may be willing to continue a relaxation of the covenants. Further amendments to our line of credit may result in additional restrictions on us and may adversely affect our ability to run our business and financial affairs.

        These covenants and limitations under our line of credit restrict our ability to make distributions to our unitholders and to engage in certain transactions. The breach of any of these covenants and limitations could result in the acceleration of amounts outstanding under our line of credit. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

WE WILL ENCOUNTER INDUSTRY RELATED RISKS THAT MAY ADVERSELY AFFECT OUR BUSINESS

         The recent economic slowdown has had a significant adverse effect on our RevPAR performance and earnings. If it worsens or continues, the effects on our financial condition could be material. We experienced declines in RevPAR beginning in March 2001. A sharper than anticipated decline in business travel was the primary cause of the decline, which was principally reflected in decreased occupancies. This decline was exacerbated by the terrorist attacks. On a national basis, the hotel industry experienced a RevPAR decline of 7.0% for the year ended December 31, 2001. The decline in occupancy has also resulted in declines in room rates as hotels compete more aggressively for guests, both of which have had a significant adverse effect on our RevPAR and operating performance. If the economic slowdown worsens or continues for a protracted period of time, it could have a material adverse effect on our operations, earnings and financial condition.

         Investing in hotel assets involves special risks. We have invested in hotel-related assets, and our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

         o        competition from other hotels;

         o construction of more hotel rooms in a particular area than needed to meet demand;

         o increases in energy costs and other travel expenses that reduce business and leisure travel;

         o adverse effects of declines in general and local economic activity;

         o fluctuations in our revenue caused by the seasonal nature of the hotel industry;

         o        adverse effects of a downturn in the hotel industry; and

         o risks generally associated with the ownership of hotels and real estate, as discussed below.

         We face reduced coverages and increased costs of insurance. Following the events of September 11, 2001, certain types of coverage, such as for acts of terrorism, are unavailable or are only available at a cost that is prohibitive. In an effort to keep our cost of insurance within reasonable limits, we have not purchased terrorism insurance at the current prohibitive prices. We have also increased our deductible amounts under policies of flood, wind and general liability insurance, which increases our risk of incurring losses that are uninsured or not fully insured. Should such uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results and cash flows.

         It is possible that lenders under certain of our secured loans could assert that the absence of terrorism insurance constitutes a default on our part under the loan agreements. Although we do not believe any such assertion to be justified, if a lender was successful in proving such a default, we may be required to either provide the terrorism insurance or repay the loan.

         We have geographic concentrations that may create risks from regional economic and weather conditions. Approximately 54.4% of our hotel room revenues for the year ended December 31, 2001 were generated from hotels located in four states: California, Florida, Texas and Georgia. Additionally, we have concentrations in four major metropolitan areas, San Francisco/San Jose, Dallas, Orlando and Houston, which represent approximately 26.6% of our hotel room revenues for the year ended December 31, 2001. Therefore, adverse economic or weather conditions in these states will have a greater effect on us than similar conditions in other states.

         We could face increased competition. Each of our hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been or may be built in a number of the geographic areas in which our hotels are located, which could adversely affect the results of operations of these hotels. An oversupply of hotel rooms could adversely affect both occupancy and rates in the markets in which our hotels are located. A significant increase in the supply of midprice, upscale and upper upscale hotel rooms and suites, if demand fails to increase proportionately, could have a severe adverse effect on our business, financial condition and results of operations.

         Acquisition growth opportunities have decreased. There has been substantial consolidation in, and capital allocated to, the U.S. lodging industry since the early 1990's. This generally has resulted in higher prices for hotels. The uncertainties resulting from the September 11, 2001 attacks and the resulting sharp decline in hotel occupancies, have significantly reduced the prices that buyers, generally, are currently willing to pay for hotels to less than sellers, generally, are willing to accept. In addition, the market price of FelCor's common stock during the latter part of 2001 made cost of equity capital relatively high. These conditions have resulted in fewer attractive acquisition opportunities. An important part of our historical growth strategy has been the acquisition and, in many instances, the renovation and repositioning, of hotels at less than replacement cost. Continued industry consolidation and competition for acquisitions could adversely affect our growth prospects. Currently, our line of credit covenants limit the amount we can spend on hotel purchases unless we meet certain requirements. We compete for hotel investment opportunities with other companies, some of which have greater financial or other resources than we have. Certain competitors may have a lower cost of capital and may be able to pay higher prices or assume greater risks than would be prudent for us to pay or assume.

         We are subject to possible adverse effects of franchise and licensing agreement requirements. Substantially all of our hotels are operated under existing franchise or license agreements with nationally recognized hotel brands. Each license agreement requires that the licensed hotel be maintained and operated in accordance with specific standards and restrictions in order to maintain uniformity within the franchisor system. Compliance with these standards could require a franchisee to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to make payments on indebtedness. Also, changes to these standards could conflict with a hotel's specific business plan or limit our ability to make improvements or modifications to a hotel without the consent of the franchisor.

         If a franchise license terminates due to our failure to make required improvements, we may be liable to the franchisor for a termination payment. These termination payments vary by franchise agreement and hotel. The loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on our business because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The franchise agreements could also expire or terminate, with specified renewal rights, at various times. As a condition to renew, the franchise agreements could involve a renewal application process that would require substantial capital improvements, for which we would be responsible, to be made to the hotels.

         We are subject to the risks of brand concentration. We are subject to the potential risks associated with concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand. The following percentages of our hotels' room revenues are expected to be generated by hotels operated under each of the indicated brands, based on room revenues for the year ended December 31, 2001:

         o        Embassy Suites Hotels               40.1%

         o        Holiday Inn-branded hotels          28.6%

         o        Crowne Plaza                        11.5%

        Should any of these brands suffer a significant decline in popularity with the traveling public, it could affect our revenues and profitability.

        We are subject to the risks of hotel operations. Prior to January 1, 2001, substantially all of our hotels were leased to Six Continents Hotels or DJONT under leases providing for the payment of rent based, in part, upon revenues from the hotels. Accordingly, our operating risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. As a result of the acquisition of DJONT and the leases from Six Continents Hotels, we became subject to the risk of fluctuating hotel operating expenses at our hotels, including but not limited to:

         o        wage and benefit costs;

         o        repair and maintenance expenses;

         o        the costs of gas and electricity;

         o        the costs of liability insurance; and

         o        other operating expenses.

         These operating expenses are more difficult to predict and control than revenue, resulting in an increased risk of volatility in our results of operations.

         The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

         We lack control over the management and operations of our hotels. We are dependent on the ability of unaffiliated third party managers to operate and manage our hotels. In order for FelCor to maintain REIT status, we cannot operate our hotels or any subsequently acquired hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

OUR ABILITY TO GROW MAY BE LIMITED BY OUR ABILITY TO ATTRACT DEBT OR EQUITY FINANCING AND WE MAY HAVE DIFFICULTY ACCESSING CAPITAL ON ATTRACTIVE TERMS

         Recently, we have focused on our internal growth strategy, which includes the renovation, redevelopment and rebranding of our hotels to achieve improved revenue performance. We may not be able to fund growth solely from cash provided from operating activities because we must distribute at least 90% of our taxable income each year to FelCor who in turn, must distribute it to their stockholders to maintain its status as a REIT. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and discretionary capital improvements and we may be dependent upon our ability to attract debt financing from public or institutional lenders. The capital markets have been adversely affected by the occurrence of recent events, including the September 11, 2001, terrorist attacks, the ongoing war against terrorism by the United States and the bankruptcy of Enron Corp. These events, or an escalation in the anti-terrorism war or new terrorist attacks or bankruptcies in the future, could adversely affect the availability and cost of capital for our business. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future growth at an acceptable cost, or at all. In addition, we currently have a policy of limiting our consolidated debt to not more than 55% of our investment in hotel assets, as defined by us. This policy is a FelCor board policy only and not a requirement contained in our organizational documents. Accordingly, the policy may be modified or waived by the FelCor board at any time. Unless further waived or modified by FelCor's board of directors, this limitation could also limit our ability to incur additional debt to fund our continued growth. At December 31, 2001, our consolidated debt represented approximately 42.8% of our investment in hotels, as defined by us.

WE OWN AND MAY ACQUIRE INTERESTS IN HOTEL VENTURES WITH THIRD PARTIES THAT EXPOSE US TO SOME RISK OF ADDITIONAL LIABILITIES.

         We own, through our subsidiaries, interests in several real estate ventures with third parties. Those ventures that are not consolidated into our financial statements own a total of 24 hotels, in which we have an aggregate investment of approximately $151 million. None of FelCor's directors or officers hold any interest in any of these ventures. The ventures and hotels are subject to non-recourse mortgage loans aggregating approximately $266 million and one venture also had a full recourse loan outstanding of $440,000 at December 31, 2001, which we have guaranteed. These loans to our unconsolidated ventures are not reflected as liabilities on our consolidated balance sheet, but are summarized in Note 5 of the notes to our consolidated financial statements. The personal liability of our subsidiaries under the non-recourse loans is generally limited to the guaranty of the borrowing ventures' personal obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the ventures and other typical exceptions from the non-recourse covenants in the mortgages, such as those relating to environmental liability. We may invest in other ventures in the future that own hotels and have recourse or non-recourse debt financing. If a venture defaults under its mortgage loan, the lender may accelerate the loan and demand payment in full before taking action to foreclose on the hotel. As a partner or member in any of these ventures, our subsidiary may be exposed to liability for claims asserted against the venture, and the venture may not have sufficient assets or insurance to discharge the liability. Our subsidiaries may not legally be able to control decisions being made regarding these ventures and their hotels. In addition, the hotels in a venture may perform at levels below expectations, resulting in the potential for insolvency of the venture unless the partners or members provide additional funds. In some ventures, the partners or members may be required to make additional capital contributions. In many of the foregoing events, we may be faced with the choice of losing our investment in the venture or investing more capital in it with no guaranty of receiving a return on that investment.

FELCOR IS SUBJECT TO POTENTIAL TAX RISKS

         The federal income tax laws governing REITs are complex. FelCor has operated and intends to continue to operate in a manner that is intended to enable it to qualify as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, FelCor cannot be certain that they have been or will continue to be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT.

         Failure to make required distributions would subject FelCor to tax. Each year, a REIT must pay out to its stockholders at least 90% of its taxable income, other than any net capital gain. To the extent that FelCor satisfies the applicable distribution requirement, but distributes less than 100% of their taxable income, they will be subject to federal corporate income tax on their undistributed taxable income. In addition, FelCor will be subject to a 4% nondeductible tax if the actual amount they pay out to their stockholders in a calendar year is less than a minimum amount specified under federal tax laws. FelCor's only source of funds to make such distributions comes from distributions from us. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy the applicable distribution requirement and to avoid corporate income tax and the 4% tax in a particular year.

         Failure to qualify as a REIT would subject FelCor to federal income tax. If FelCor fails to qualify as a REIT in any taxable year, they would be subject to federal income tax on their taxable income. We might need to borrow money or sell hotels in order to distribute to FelCor the funds to pay any such tax. If FelCor ceases to be a REIT, it no longer would be required to distribute most of its taxable income to its stockholders. Unless its failure to qualify as a REIT were excused under federal income tax laws, FelCor could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

         Failure to have distributed earnings and profits of Bristol Hotel Company in 1998 could cause FelCor to fail to qualify as a REIT. At the end of any taxable year, a REIT may not have any accumulated earnings and profits, described generally for federal income tax purposes as cumulative undistributed net income, from a non-REIT corporation. In connection with the merger of Bristol Hotel Company, or Bristol, with and into FelCor in 1998, Arthur Andersen LLP prepared and provided to FelCor its computation of Bristol's accumulated earnings and profits through the date of the merger, and FelCor made a corresponding special distribution to its stockholders. Corresponding distributions were made by FelCor LP on its units. However, the determination of accumulated earnings and profits for federal income tax purposes is extremely complex and the computations by Arthur Andersen LLP are not binding upon the Internal Revenue Service. Should the Internal Revenue Service successfully assert that Bristol's accumulated earnings and profits were greater than the amount so distributed by FelCor, FelCor may fail to qualify as a REIT. Alternatively, the Internal Revenue Service may permit FelCor to avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits of Bristol. There can be no assurance, however, that FelCor would be able to make any such required distribution or that the Internal Revenue Service would not assert loss of REIT status as the penalty for failing to distribute any accumulated earnings and profits of Bristol in 1998.

        A sale of assets acquired from Bristol within ten years after the merger may result in corporate income tax. If we sell any asset acquired from Bristol within ten years after our merger with Bristol, and recognize a taxable gain on the sale, our partners, including FelCor, will be taxed at the highest corporate rate on an amount equal to the lesser of:

         o        the amount of gain that we recognize at the time of the sale;
                  or

         o the amount of gain that we would have recognized if we had sold the asset at the time of the Bristol merger for its then fair market value.

         The sales of Bristol hotels that have been made to date have not resulted in any material amount of tax liability. If we are successful in selling the remaining hotels shown as hotels held for sale, we could incur corporate income tax with respect to the related built in gain, the amount of which cannot yet be determined.

DEPARTURE OF KEY PERSONNEL, INCLUDING MR. CORCORAN, COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS

WE WILL ENCOUNTER RISKS THAT MAY ADVERSELY AFFECT REAL ESTATE OWNERSHIP

         General Risks. Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

         o adverse changes in general or local economic or real estate market conditions;

         o        changes in zoning laws;

         o        changes in traffic patterns and neighborhood characteristics;

         o        increases in assessed valuation and real estate tax rates;

         o        increases in the cost of property insurance;

         o        governmental regulations and fiscal policies;

         o        the potential for uninsured or underinsured property losses;

         o        the impact of environmental laws and regulations; and

         o        other circumstances beyond our control.

         Moreover, real estate investments are relatively illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

         Compliance with environmental laws may adversely affect our financial condition. Owners of real estate are subject to numerous federal, state, local and foreign environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for the costs of remediating hazardous substances found on its property, whether or not it was responsible for their presence. In addition, if an owner of real property arranges for the disposal of hazardous substances at another site, it may also be liable for the costs of remediating the disposal site, even if it did not own or operate the disposal site. Such liability may be imposed without regard to fault or the legality of a party's conduct and may, in certain circumstances, be joint and several. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances, including asbestos-containing materials, into the environment. Environmental laws and regulations may require us to incur substantial expenses and limit the use of our properties. We could have substantial liability for a failure to comply with applicable environmental laws and regulations, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous substances on a property can also adversely affect the value of, and the owner's ability to use, sell or borrow against, the property.

         We cannot provide assurances that future or amended laws or regulations, or more stringent interpretations or enforcement of existing environmental requirements, will not impose any material environmental liability, or that the environmental condition or liability relating to the hotels will not be affected by new information or changed circumstances, by the condition of properties in the vicinity of such hotels, such as the presence of leaking underground storage tanks, or by the actions of unrelated third parties.

         Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. We believe that our hotels substantially comply with the requirements of the Americans with Disabilities Act. However, a determination that the hotels are not in compliance with that Act could result in liability for both governmental fines and payments to private parties. If we were required to make unanticipated major modifications to the hotels to comply with the requirements of the Americans with Disabilities Act, it could adversely affect our ability to pay our obligations.

FELCOR'S CHARTER CONTAINS LIMITATIONS ON OWNERSHIP AND TRANSFER OF SHARES OF ITS STOCK THAT COULD ADVERSELY AFFECT ATTEMPTED TRANSFERS OF FELCOR COMMON STOCK.

         To maintain FelCor's status as a REIT, no more than 50% in value of its outstanding stock may be owned, actually or constructively, under the applicable tax rules, by five or fewer persons during the last half of any taxable year. FelCor's charter prohibits, subject to some exceptions, any person from owning more than 9.9%, as determined in accordance with the Internal Revenue Code and the Exchange Act, of the number of outstanding shares of any class of FelCor's stock. FelCor's charter also prohibits any transfer of its stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in FelCor failing to qualify as a REIT. Any attempted transfer of shares in violation of the charter prohibitions will be void, and the intended transferee will not acquire any right in those shares. FelCor has the right to take any lawful action that it believes necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve its status as a REIT, including refusing to recognize any transfer of stock in violation of its charter.

SOME PROVISIONS IN ITS CHARTER AND BYLAWS AND MARYLAND LAW MAKE A TAKEOVER OF FELCOR MORE DIFFICULT.

         Ownership Limit. The ownership and transfer restrictions of FelCor's charter may have the effect of discouraging or preventing a third party from attempting to gain control of us without the approval of FelCor's board of directors. Accordingly, it is less likely that a change in control, even if beneficial to partners, could be effected without the approval of FelCor's board.

         Staggered Board. FelCor's board of directors is divided into three classes. Directors in each class are elected for terms of three years. As a result, the ability of stockholders to effect a change in control of FelCor through the election of new directors is limited by the inability of stockholders to elect a majority of FelCor's board at any particular meeting.

         Authority to Issue Additional Shares. Under FelCor's charter, FelCor's board of directors may issue FelCor preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by FelCor's board that may delay or prevent a change in control of FelCor, even if the change is in the best interests of stockholders. FelCor currently has outstanding 5,980,475 shares of its $1.95 Series A Cumulative Convertible Preferred Stock and 57,500 shares, representing 5,750,000 depository receipts, of its 9% Series B Cumulative Redeemable Preferred Stock. The preferred stock reduces the amount of dividends available, and has dividend, liquidation and other rights superior, to the holders of FelCor's common stock.

         Maryland Takeover Statutes. As a Maryland corporation, FelCor is subject to various provisions under the Maryland General Corporation Law, including the Maryland business combination statute, that may have the effect of delaying or preventing a transaction or a change in control that might involve a premium price for the stock or otherwise be in the best interests of stockholders. Under the Maryland business combination statute, some "business combinations," including some issuances of equity securities, between a Maryland corporation and an "interested stockholder," which is any person who beneficially owns 10% or more of the voting power of the corporation's shares, or an affiliate of that stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Any of these business combinations must be approved by a stockholder vote meeting two separate super majority requirements unless, among other conditions, the corporation's common stockholders receive a minimum price, as defined in the statute, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. FelCor's charter currently provides that the Maryland control share statute will not apply to any of their existing or future stock. That statute may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. To the extent these or other laws are applicable to FelCor or FelCor LP, they may have the effect of delaying or preventing a change in control of FelCor even though beneficial to FelCor's stockholders.

ITEM 2. PROPERTIES

         We consider our hotels to be premier lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our 183 hotels are located in 35 states and Canada, and are situated primarily in major markets near airport, suburban or downtown areas. The hotels are located in geographically diverse major markets with more than 50% of our room revenues being derived from hotels located in Texas, California, Florida and Georgia. The following table illustrates the distribution of hotels in these states.

                           SELECTED STATE DISTRIBUTION

                                                 NUMBER OF            NUMBER          PERCENTAGE OF
                                                  HOTELS             OF ROOMS          ROOM REVENUE
                                             ---------------     ---------------     ---------------
Texas ..................................                  41              11,139                18.2%
California .............................                  19               6,033                17.3
Florida ................................                  17               5,513                11.2
Georgia ................................                  14               3,867                 7.7
                                             ---------------     ---------------     ---------------
         Total for four states .........                  91              26,552                54.4%
                                             ===============     ===============     ===============

         Our hotels have an average of approximately 265 rooms, with eight of them having more than 500 rooms. Although obsolescence arising from age and condition of facilities can adversely effect our hotels, we have invested in excess of $600 million, in the aggregate, during the past four years to upgrade, renovate and/or redevelop our hotels to enhance their competitive position. We are committed to maintaining the high standards of our hotels and spend at least 4% of hotel revenues for maintenance and repair programs in addition to necessary capital.

HOTEL BRANDS

         A key part of our business strategy is to have our hotels managed by one of our strategic brand-managers. Our hotels are operated under some of the nation's most recognized and respected hotel brands. We maintain strategic relationships with brand owners who also manage substantially all of our hotels. We are the owner of the largest number of Embassy Suites Hotels, Crowne Plaza, and Holiday Inn and independently owned Doubletree-branded hotels. The following tables illustrate the distribution and operating statistics of our hotels among these premier brands.

                               BRAND DISTRIBUTION

                                                NUMBER OF            NUMBER           PERCENTAGE OF
                                                 HOTELS             OF ROOMS           ROOM REVENUE
                                             ---------------     ---------------     ---------------
Embassy Suites Hotels ..................                  59              14,853                40.1%
Holiday Inn-branded hotels .............                  59              16,888                28.6
Crowne Plaza ...........................                  18               5,943                11.5
Doubletree-branded hotels ..............                  13               2,657                 5.7
Sheraton-branded .......................                  10               3,269                 7.0
Other hotels ...........................                  24               4,845                 7.1
                                             ---------------     ---------------     ---------------
         Total .........................                 183              48,465               100.0%
                                             ===============     ===============     ===============

HOTEL OPERATING STATISTICS

         The following table sets forth historical occupancy, ADR and RevPAR at December 31, 2001 and 2000, and the percentage changes therein between the periods presented for the hotels in which we had an ownership interest at December 31, 2001:

                                            OCCUPANCY (%)
                               ----------------------------------------
                                      YEARS ENDED DECEMBER 31,
                               ----------------------------------------
                                                                 %
                                  2001           2000         VARIANCE
                               ----------     ----------     ----------

Embassy Suites Hotels                67.0           74.1           (9.6)
Holiday Inn-branded hotels           64.3           69.0           (6.9)
Crowne Plaza hotels                  60.1           70.9          (15.1)
Doubletree-branded hotels            65.0           70.3           (7.4)
Sheraton-branded hotels              62.2           71.4          (12.9)
Other hotels                         58.7           63.3           (7.4)
   Total hotels                      63.9           70.5           (9.2)


                                             ADR (DOLLARS)
                               ----------------------------------------
                                       YEARS ENDED DECEMBER 31,
                               ----------------------------------------
                                                                 %
                                  2001           2000         VARIANCE
                               ----------     ----------     ----------
Embassy Suites Hotels              127.90         127.96            0.0
Holiday Inn-branded hotels          83.41          86.44           (3.5)
Crowne Plaza hotels                101.62         106.00           (4.1)
Doubletree-branded hotels          104.38         105.69           (1.2)
Sheraton-branded hotels            109.14         112.47           (3.0)
Other hotels                        78.36          81.66           (4.0)
   Total hotels                    102.18         104.64           (2.4)

                                            REVPAR (DOLLARS)
                               ----------------------------------------
                                        YEARS ENDED DECEMBER 31,
                               ----------------------------------------
                                                                 %
                                  2001           2000         VARIANCE
                               ----------     ----------     ----------
Embassy Suites Hotels               85.66          94.78           (9.6)
Holiday Inn-branded hotels          53.64          59.68          (10.1)
Crowne Plaza hotels                 61.12          75.13          (18.6)
Doubletree-branded hotels           67.88          74.26           (8.6)
Sheraton-branded hotels             67.92          80.35          (15.5)
Other hotels                        45.97          51.72          (11.1)
   Total hotels                     65.34          73.73          (11.4)

   Embassy Suites Hotels

         Embassy Suites Hotels are upscale, full-service, all suite hotels designed to attract frequent business travelers, leisure travelers and weekend guests. Embassy Suites Hotels typically offer numerous services and amenities, such as:

     o two-room suites, containing two telephones, a mini-refrigerator, coffee maker, microwave oven, wet bar, and two color televisions;

     o    complimentary, cooked-to-order breakfast;

     o complimentary cocktails during two hours every evening, subject to local laws and regulations, in an atrium environment; and

     o    business centers equipped with fax and copy machines.

   Holiday Inn and Holiday Inn Select Hotels

         The Holiday Inn brand is positioned to attract the business and leisure traveler seeking up-to-date products and features, value and friendly service. Holiday Inn hotels typically offer a full-service restaurant and lounge, swimming pool, meeting and banquet facilities, optional fitness center and electronic locks. In-room amenities generally include a hair dryer, coffee maker and iron. The Holiday Inn name is recognized around the world, with more than 1,500 hotels currently being operated under this brand.

         The Holiday Inn Select hotels are focused on the business traveler. Each room offers a residential decor with a well-lit work area, including a dataport and voicemail, and in-room coffee makers. Amenities offered at the Holiday Inn Select hotels generally include full business services such as photocopying and telecopying, meeting capabilities for small to mid-size groups, exercise facilities and full-service restaurant and lounge.

         The Holiday Inn, Holiday Inn Select and Crowne Plaza brands are part of the family of brands owned, operated and franchised by Six Continents Hotels. Six Continents Hotels owns, operates or franchises more than 3,200 hotels with more than 500,000 guest rooms in nearly 100 countries around the world.

   Crowne Plaza Hotels

         Crowne Plaza hotels offer upscale accommodations for business and leisure travelers looking for a full range of services. Guests receive personalized attention through a wide variety of premium guest service offerings which typically include: fully appointed guest rooms with ample work areas, a full complement of business services, excellent dining choices, quality fitness facilities and comprehensive meeting capabilities. There are currently more than 150 Crowne Plaza hotels in 40 countries around the world.

   Doubletree and Doubletree Guest Suites Hotels

         Doubletree hotels and Doubletree Guest Suites are part of an upscale, full-service hotel chain which primarily serves major metropolitan areas and leisure destinations. Each property attempts to reflect the local or regional environment in its design. Typical properties offer a full-service restaurant and lounge, room service, swimming pool, health club, complete meeting and banquet facilities, oversized guest rooms and luxury amenities.

   Sheraton and Sheraton Suites

         Sheraton hotels, including Sheraton Suites, are part of Starwood, which owns the Sheraton, Westin and other brand names. There are currently more than 400 Sheraton hotels and resorts in over 70 countries. Sheraton hotels typically offer a wide variety of on-site business services, a full range of amenities and rooms that feature generous work spaces. In more than 150 locations, Sheraton Smart Rooms feature ergonomically designed chairs, ample task lighting, modem hookups and personalized voice mail, as well as printing, copying and faxing capabilities. Starwood owns, leases, manages or franchises 750 properties in over 80 countries.

   Other Hotels

         As of December 31, 2001, 29 of our hotels are operated under other brands, as follows:

     o    Hampton Inn (7 hotels);

     o    Holiday Inn Express (5 hotels);

     o    Fairfield Inn (5 hotels);

     o    Harvey Hotel (4 hotels);

     o    Hilton Suites (1 hotel);

     o    Courtyard by Marriott (2 hotels);

     o    Homewood Suites (1 hotel);

     o    Westin (1 hotel); and

     o    Independents (3 hotels).

HOTEL PORTFOLIO

    The following table sets forth certain descriptive information regarding our hotels at December 31, 2001:

Held for Investment

LOCATION                                                          FRANCHISE BRAND                         ROOMS/SUITES
--------                                                          ---------------                         ------------

Birmingham, AL(1)...........................................      Embassy Suites Hotels                        242
Montgomery (East I-85), AL..................................      Holiday Inn                                  213
Texarkana (I-30), AR(2).....................................      Holiday Inn                                  210
Flagstaff, AZ...............................................      Embassy Suites Hotels                        119
Phoenix (Airport-44th St.), AZ..............................      Embassy Suites Hotels                        229
Phoenix (Camelback), AZ.....................................      Embassy Suites Hotels                        233
Phoenix (Crescent), AZ(1)...................................      Sheraton                                     342
Scottsdale (Downtown), AZ(1)(2)(3)..........................      Fairfield Inn                                218
Tempe (ASU), AZ(1)..........................................      Embassy Suites Hotels                        224
Anaheim (Disney Area), CA(1)................................      Embassy Suites Hotels                        222
Burlingame (SF Airport So), CA(2)...........................      Embassy Suites Hotels                        339
Covina (I-10), CA(1)(3).....................................      Embassy Suites Hotels                        264
Dana Point, CA..............................................      Doubletree Guest Suites                      198
El Segundo (LAX Airport South), CA..........................      Embassy Suites Hotels                        350
Irvine (Orange County Airport), CA..........................      Crowne Plaza                                 335
Milpitas, CA(1).............................................      Embassy Suites Hotels                        267
Milpitas (San Jose North), CA...............................      Crowne Plaza                                 305
Napa, CA(1).................................................      Embassy Suites Hotels                        205
Oxnard (Mandalay Beach), CA.................................      Embassy Suites Hotels                        249
Palm Desert, CA(1)..........................................      Embassy Suites Hotels                        198
Pleasanton, CA..............................................      Crowne Plaza                                 244
Santa Barbara, CA(1)........................................      Holiday Inn                                  160
San Diego (On the Bay), CA(2)...............................      Holiday Inn                                  600
San Francisco (Financial District), CA(2)...................      Holiday Inn                                  566
San Francisco (Fisherman's Wharf), CA(2)....................      Holiday Inn                                  584
San Francisco (Union Square), CA............................      Crowne Plaza                                 400
San Rafael (Marin Co.), CA(1)(3)............................      Embassy Suites Hotels                        235
South San Francisco (SF Airport North), CA(1)...............      Embassy Suites Hotels                        312
Aurora (Denver Southeast), CO(6)............................      Doubletree                                   248
Avon (Beaver Creek Resort), CO..............................      Independent                                   72
Hartford (Downtown), CT.....................................      Crowne Plaza                                 342
Stamford, CT(2).............................................      Holiday Inn Select                           383
Wilmington, DE(6)...........................................      Doubletree                                   244
Boca Raton, FL..............................................      Embassy Suites Hotels                        263
Cocoa Beach (Oceanfront Resort), FL.........................      Holiday Inn                                  500
Deerfield Beach, FL(1)......................................      Embassy Suites Hotels                        244
Ft. Lauderdale, FL(1).......................................      Embassy Suites Hotels                        359
Ft. Lauderdale (Cypress Creek), FL(1).......................      Sheraton Suites                              253
Jacksonville, FL............................................      Embassy Suites Hotels                        277
Kissimmee (Nikki Bird Resort), FL(2)........................      Holiday Inn                                  529
Lake Buena Vista (Walt Disney World), FL(2).................      Doubletree Guest Suites                      229
Miami (Airport), FL(2)......................................      Crowne Plaza                                 304
Miami (Airport), FL(1)......................................      Embassy Suites Hotels                        314
Orlando (North), FL.........................................      Embassy Suites Hotels                        277
Orlando (South), FL(1)......................................      Embassy Suites Hotels                        244
Orlando (International Drive Resort), FL....................      Holiday Inn                                  652
Orlando (Airport), FL.......................................      Holiday Inn Select                           288
Tampa (Rocky Point), FL.....................................      Doubletree Guest Suites                      203
Tampa (Near Busch Gardens), FL(2)...........................      Holiday Inn                                  395
Atlanta (Downtown), GA(1)(3)................................      Courtyard by Marriott                        211
Atlanta (Airport), GA.......................................      Crowne Plaza                                 378
Atlanta (Powers Ferry), GA(1)...............................      Crowne Plaza                                 296
Atlanta (Buckhead), GA(1)...................................      Embassy Suites Hotels                        317

LOCATION                                                          FRANCHISE BRAND                         ROOMS/SUITES
--------                                                          ---------------                         ------------

Atlanta (Airport), GA.......................................      Embassy Suites Hotels                        233
Atlanta (Perimeter Center), GA(1)(3)........................      Embassy Suites Hotels                        241
Atlanta (Downtown), GA(1)(3)................................      Fairfield Inn                                242
Atlanta (Airport North), GA(1)..............................      Holiday Inn                                  493
Atlanta (Jonesboro South), GA(1)............................      Holiday Inn                                  180
Atlanta (Perimeter Dunwoody), GA(1).........................      Holiday Inn Select                           250
Atlanta (Airport Gateway), GA...............................      Sheraton                                     395
Atlanta (Galleria), GA(1)...................................      Sheraton Suites                              278
Brunswick, GA...............................................      Embassy Suites Hotels                        130
Columbus (Airport North), GA(2).............................      Holiday Inn                                  223
Chicago (Allerton), IL......................................      Crowne Plaza                                 443
Chicago (Lombard), IL(1)(3).................................      Embassy Suites Hotels                        262
Chicago (O'Hare), IL(1).....................................      Sheraton Suites                              297
Deerfield, IL(1)............................................      Embassy Suites Hotels                        237
Indianapolis (North), IN(1)(3)..............................      Embassy Suites Hotels                        222
Overland Park, KS(1)(3).....................................      Embassy Suites Hotels                        199
Lexington, KY...............................................      Hilton Suites                                174
Lexington, KY(1)............................................      Sheraton Suites                              155
Baton Rouge, LA(1)..........................................      Embassy Suites Hotels                        224
New Orleans, LA(1)..........................................      Embassy Suites Hotels                        372
New Orleans (Chateau LeMoyne), LA(1)(2)(3)..................      Holiday Inn                                  171
New Orleans (French Quarter), LA(1)(2)......................      Holiday Inn                                  374
Boston (Marlborough), MA(1).................................      Embassy Suites Hotels                        229
Boston (Government Center), MA(2)...........................      Holiday Inn Select                           303
Baltimore (BWI), MD(6)......................................      Embassy Suites Hotels                        251
Troy, MI(6).................................................      Embassy Suites Hotels                        251
Bloomington, MN.............................................      Embassy Suites Hotels                        219
Minneapolis (Airport), MN(1)................................      Embassy Suites Hotels                        311
Minneapolis (Downtown), MN..................................      Embassy Suites Hotels                        218
St. Paul, MN(4).............................................      Embassy Suites Hotels                        210
Kansas City (Country Club Plaza), MO(1)(2)(3)...............      Embassy Suites Hotels                        266
Kansas City (Northeast), MO.................................      Holiday Inn                                  167
St. Louis (Downtown), MO....................................      Embassy Suites Hotels                        297
St. Louis (Westport), MO(1).................................      Holiday Inn                                  318
Jackson (Downtown), MS(1)...................................      Crowne Plaza                                 354
Jackson (North), MS(1)......................................      Holiday Inn Hotel & Suites                   224
Olive Branch (Whispering Woods Hotel and Conference
  Center), MS...............................................      Independent                                  179
Charlotte, NC(1)(3).........................................      Embassy Suites Hotels                        274
Raleigh/Durham, NC..........................................      Doubletree Guest Suites                      203
Raleigh, NC(1)(3)...........................................      Embassy Suites Hotels                        225
Omaha, NE...................................................      Doubletree Guest Suites                      189
Omaha (Central), NE.........................................      Hampton Inn                                  132
Omaha (Southwest), NE.......................................      Hampton Inn                                  131
Omaha (I-80), NE............................................      Holiday Inn                                  383
Omaha (Old Mill Northwest), NE..............................      Crowne Plaza                                 213
Omaha (Southwest), NE.......................................      Holiday Inn Express Hotel & Suites            78
Omaha (Southwest), NE.......................................      Homewood Suites                              108
Parsippany, NJ(1)(3)........................................      Embassy Suites Hotels                        274
Piscataway, NJ(1)...........................................      Embassy Suites Hotels                        225
Secaucus (Meadowlands), NJ(2)(3)............................      Embassy Suites Hotels                        261
Secaucus (Meadowlands), NJ..................................      Crowne Plaza                                 301
Albuquerque (Mountain View), NM.............................      Holiday Inn                                  360
Syracuse, NY................................................      Embassy Suites Hotels                        215
Cleveland, OH...............................................      Embassy Suites Hotels                        268
Columbus, OH................................................      Doubletree Guest Suites                      194
Dayton, OH(1)...............................................      Doubletree Guest Suites                      138
Tulsa, OK...................................................      Embassy Suites Hotels                        240

LOCATION                                                          FRANCHISE BRAND                         ROOMS/SUITES
--------                                                          ---------------                         ------------

Philadelphia (Center City), PA(1)...........................      Crowne Plaza                                 445
Philadelphia (Independence Mall), PA(1).....................      Holiday Inn                                  364
Philadelphia (Society Hill), PA(1)..........................      Sheraton                                     365
Pittsburgh, PA(1)(2)........................................      Holiday Inn Select                           251
Charleston (Mills House), SC................................      Holiday Inn                                  214
Greenville (Roper), SC......................................      Crowne Plaza                                 208
Myrtle Beach (Kingston Plantation), SC......................      Embassy Suites Hotels                        255
Knoxville (Central), TN(2)..................................      Holiday Inn                                  242
Nashville, TN...............................................      Embassy Suites Hotels                        296
Nashville (Opryland/Airport), TN(2).........................      Holiday Inn Select                           385
Addison (North Dallas), TX(1)...............................      Crowne Plaza                                 429
Amarillo (I-40), TX(2)......................................      Holiday Inn                                  247
Austin (Downtown), TX(6)....................................      Doubletree Guest Suites                      189
Austin (Airport North), TX(1)(3)............................      Embassy Suites Hotels                        261
Austin (Town Lake), TX......................................      Holiday Inn                                  320
Beaumont (Midtown I-10), TX.................................      Holiday Inn                                  190
Corpus Christi, TX(1).......................................      Embassy Suites Hotels                        150
Dallas (Alpha Road), TX.....................................      Bristol House                                114
Dallas (Market Center), TX(1)...............................      Crowne Plaza                                 354
Dallas (Park Central), TX(1)................................      Crowne Plaza Suites                          295
Dallas (Campbell Centre), TX(6).............................      Doubletree                                   302
Dallas (DFW Airport South), TX..............................      Embassy Suites Hotels                        305
Dallas (Love Field), TX(1)..................................      Embassy Suites Hotels                        248
Dallas (Market Center), TX(1)...............................      Embassy Suites Hotels                        244
Dallas (Park Central), TX...................................      Embassy Suites Hotels                        279
Dallas (Regal Row), TX(1)(3)................................      Fairfield Inn                                204
Dallas (Downtown West End), TX..............................      Hampton Inn                                  311
Dallas, TX(1)...............................................      Harvey Hotel                                 313
Dallas (Park Central), TX(5)................................      Sheraton                                     438
Dallas (Park Central), TX(5)................................      Westin                                       545
Houston (Near the Galleria), TX(1)(3).......................      Courtyard by Marriott                        209
Houston (Medical Center), TX(1).............................      Crowne Plaza                                 297
Houston (Near the Galleria), TX(1)(3).......................      Fairfield Inn                                107
Houston (I-10 East), TX(1)(3)...............................      Fairfield Inn                                160
Houston (I-10 East), TX(1)(3)...............................      Hampton Inn                                   90
Houston (Medical Center), TX(1)(2)..........................      Holiday Inn Hotel & Suites                   285
Houston (International Airport), TX(1)......................      Holiday Inn                                  401
Houston (I-10 West), TX.....................................      Holiday Inn Select                           345
Houston (Near Greenway Plaza), TX(1)........................      Holiday Inn Select                           355
Irving (DFW Airport North), TX(1)...........................      Harvey Hotel                                 506
Irving (DFW Airport North), TX(1)...........................      Harvey Suites                                164
Midland (Country Villa), TX.................................      Holiday Inn                                  250
Odessa (Parkway Blvd), TX...................................      Holiday Inn Express Hotel & Suites           186
Odessa (Centre), TX.........................................      Holiday Inn Hotel & Suites                   245
Plano, TX(1)................................................      Harvey Hotel                                 279
Plano, TX...................................................      Holiday Inn                                  161
San Antonio (Airport), TX(1)(2)(3)..........................      Embassy Suites Hotels                        261
San Antonio (Northwest), TX(1)(3)...........................      Embassy Suites Hotels                        217
San Antonio (Downtown), TX(2)...............................      Holiday Inn                                  315
San Antonio (International Airport), TX.....................      Holiday Inn Select                           397
Waco (I-35), TX.............................................      Holiday Inn                                  171
Salt Lake City (Airport), UT(2).............................      Holiday Inn                                  191
Tyson's Corner, VA (1)(3)...................................      Sheraton                                     437
Burlington, VT(1)...........................................      Sheraton                                     309
Cambridge, Canada...........................................      Holiday Inn                                  139
Kitchener (Waterloo), Canada................................      Holiday Inn                                  182
Peterborough (Waterfront), Canada...........................      Holiday Inn                                  155
Sarnia, Canada..............................................      Holiday Inn                                  151

LOCATION                                                          FRANCHISE BRAND                         ROOMS/SUITES
--------                                                          ---------------                         ------------

Toronto (Yorkdale), Canada..................................      Holiday Inn                                  370
Toronto (Airport), Canada...................................      Holiday Inn Select                           444

Held for Sale

LOCATION                                                          FRANCHISE BRAND                         ROOMS/SUITES
--------                                                          ---------------                         ------------

Boca Raton, FL..............................................      Doubletree Guest Suites                      182
Davenport, IA...............................................      Hampton Inn                                  132
Davenport, IA...............................................      Holiday Inn                                  279
Moline, IL..................................................      Hampton Inn                                  138
Moline (Airport), IL........................................      Holiday Inn                                  216
Moline (Airport), IL........................................      Holiday Inn Express                          111
Colby, KS...................................................      Holiday Inn Express                           72
Great Bend, KS..............................................      Holiday Inn                                  175
Hays, KS....................................................      Hampton Inn                                  116
Hays, KS....................................................      Holiday Inn                                  190
Salina, KS..................................................      Holiday Inn                                  192
Salina (I-70), KS(2)........................................      Holiday Inn Express Hotel & Suites            93
Nashville (Airport), TN.....................................      Doubletree Guest Suites                      138

----------
(1)  Encumbered by mortgage debt.

(2)  Situated on land leased under a long-term ground lease.

(3) This hotel is one of 24 hotels owned by unconsolidated entities in which we own a 50% equity interest.

(4) Owned subject to a capitalized industrial revenue bond lease that expires in 2011 and permits us to purchase the fee interest at expiration for a nominal amount.

(5) This hotel is one of 2 hotels owned by a joint venture in which we own a 60% equity interest.

(6)  This hotel is one of 6 hotels in which we own a 90% equity interest.

MANAGEMENT AGREEMENTS

         In July 2001, we acquired the leasehold interests in 88 hotels from Six Continents Hotels. In connection with this acquisition, Six Continents Hotels assigned the leases to those hotels to our TRSs, and the TRSs executed new management agreements with Six Continents Hotels for each of the 88 hotels that was previously leased.

         Additionally, as a result of our acquisition of DJONT, our TRSs became parties to management agreements with subsidiaries of Hilton, including Promus Hotels, Inc. and its affiliates, DT Management, Inc. and its affiliates, and subsidiaries of Starwood, including Sheraton Operating Corporation and its affiliates.

         The management agreements governing the operation of 100 of our hotels that are (i) managed by Six Continents Hotels or Starwood under brands owned by them, or (ii) managed by Hilton under the Doubletree brand, contain the right and license to operate the hotels under the specified brands. No separate franchise agreements are required for the operation of these hotels.

         Management Fees and Performance Standards. Under the management agreements with Six Continents Hotels, the TRS lessees generally pay Six Continents Hotels a basic management fee for each hotel equal to 2% of adjusted gross revenues of the hotel plus 5% of the room revenue of the hotel for each fiscal month during the initial term and any renewal term. The basic management fees owed under the other management agreements are generally as follows:

     o    Doubletree -- between 2% and 3% of the hotel's total sales per month;

     o    Sheraton -- 2% of the hotel's total revenue per accounting period; and

     o    Embassy Suites Hotels -- 2% of adjusted gross income payable monthly.

        Under the management agreements with Six Continents Hotels, the TRS lessees are required to pay an incentive management fee based on the performance of all the managed hotels, considered in the aggregate. The incentive management fee is computed as a percentage of hotel profits in excess of specified returns to us based on our investment in the managed hotels. The management agreements with the other managers generally provide for an incentive management fee based on a percentage of the TRS lessee's net income before overhead on a hotel by hotel basis.

         Term and Termination. The management agreements with Six Continents Hotels generally have initial terms of 12 to 17 years. Six Continents Hotels may renew the management agreements for one additional 5-year term on mutually acceptable terms and conditions, provided the hotel meets certain performance standards. The TRSs may elect not to continue to operate the hotels under the brand beyond the expiration of the initial term, however such election will give Six Continents Hotels the right to force us to sell such hotel to it at an appraised value. The management agreements with the other managers generally have initial terms of between 10 and 20 years, and the agreements are generally renewable beyond the initial term for a period or periods of between 5 and 10 years only upon the mutual written agreement of the parties.

         The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations. Upon termination by either party for any reason the TRSs generally will pay all amounts due and owing under the management agreement through the effective date of such termination. Under the Six Continents Hotels management agreements, if we sell any individual hotel, including 11 of the 13 hotels held for sale by us, we may be required to pay Six Continents Hotels a monthly replacement management fee equal to the existing fee structure for up to one year. In addition, if a TRS breaches the agreement, resulting in a default and termination thereof, or otherwise causes or suffers a termination for any reason other than an event of default by Six Continents Hotels, the TRS may be liable for liquidated damages under the terms of the management agreement. However, if the termination results from the sale of a hotel, no such liquidated damages will be owed if the net proceeds of the sold hotel are reinvested in one or more hotels licensed by Six Continents Hotels within one year from the sale of the hotel.

         Assignment. Generally, neither party to the management agreements has the right to sell, assign or transfer the agreements to a third party without the prior written consent of the other party to the agreement, which consent shall not be unreasonably withheld. A change in control of either party will generally require the other's consent, which shall not be unreasonably withheld.

FRANCHISE AGREEMENTS

         With the exception of our 100 hotels whose rights to use a brand name are contained in the management agreement governing their operations and our seven hotels that do not operate under a nationally recognized brand name, each of our hotels operates under a franchise or license agreement. Of our 76 hotels that are operated under a franchise or license agreements, 59 are operated under the Embassy Suites Hotels brand.

         The Embassy Suites Hotels franchise license agreements to which we are a party grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and established various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furnishings, furniture and equipment and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements.

         Typically, our Embassy Suites Hotels franchise license agreements provide for payment to the franchisor of a license fee or royalty of 4% of suite revenues. In addition, we pay approximately 3.5% of suite revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels.

         Our typical Embassy Suites Hotels franchise license agreement provides for a term of 20 years, but we have right to terminate the license for any particular hotel on the 10th or 15th anniversary of the agreement upon payment by us of an amount equal to the fees paid to the franchisor with respect to that hotel during the two preceding years. The agreements provide us with no renewal or extension rights. The agreements are not assignable by us and a change in control of the franchisee will constitute a default on our part. In the event we breach one of these agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

ITEM 3. LEGAL PROCEEDINGS

         There is no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of these claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us, without regard to any potential recoveries from insurers or other third parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is not an established public trading market for our partnership units. The units, however, are redeemable at the option of the holder for a like number of shares of common stock of FelCor or, at the option of FelCor, for the cash equivalent thereof. The following information is provided regarding the common stock of FelCor. FelCor's common stock is traded on the New York Stock Exchange under the symbol "FCH." The following table sets forth for the indicated periods the high and low sale prices for its common stock, as traded on that exchange.

                                                                   HIGH        LOW
                                                                   ----        ---

                            2000
First quarter...............................................      $18.75     $16.50
Second quarter..............................................       22.06      17.69
Third quarter...............................................       23.75      19.69
Fourth quarter..............................................       24.50      21.50

                            2001
First quarter...............................................       24.94      22.14
Second quarter..............................................       24.75      20.90
Third quarter...............................................       24.23      11.90
Fourth quarter..............................................       17.20      12.80

STOCKHOLDER INFORMATION

         At March 18, 2002, FelCor had approximately 530 holders of record of its common stock and approximately 50 holders of record of its $1.95 Series A Cumulative Convertible Preferred Stock (which is convertible into common stock). It is estimated that there were approximately 23,500 beneficial owners, in the aggregate, of FelCor's common stock and Series A Preferred Stock at that date. At March 18, 2002, we had approximately 40 holders of record of our partnership units.

         IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO FELCOR'S QUALIFICATION AS A REIT, FELCOR'S CHARTER LIMITS THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.

DISTRIBUTION INFORMATION

         We have adopted a policy of paying regular quarterly distributions on our units, and cash distributions have been paid on our units with respect to each quarter since our inception. For the fourth quarter of 2001 we reduced our dividend to $0.05 from $0.55, paid in the previous quarter. This reduction resulted from the weakness in the economy, the events of September 11 and the decline in lodging demand. The following table sets forth information regarding the declaration and payment of distributions by us on our units during 2000 and 2001.

                           QUARTER TO                               DISTRIBUTION    DISTRIBUTION      PER UNIT
                       WHICH DISTRIBUTION                              RECORD         PAYMENT       DISTRIBUTION
                            RELATES                                     DATE            DATE           AMOUNT
                       ------------------                           ------------    ------------    ------------

         2000
First quarter..................................................       4/14/00          4/28/00          $0.55
Second quarter.................................................       7/14/00          7/31/00          $0.55
Third quarter..................................................      10/16/00         10/31/00          $0.55
Fourth quarter.................................................      12/29/00          1/31/01          $0.55

         2001
First quarter..................................................       4/13/01          4/30/01          $0.55
Second quarter.................................................       7/13/01          7/31/01          $0.55
Third quarter..................................................      10/15/01         10/31/01          $0.55
Fourth quarter.................................................      12/31/01          1/31/02          $0.05

         The foregoing distributions represent approximately a 45% return of capital in 2001 and no return of capital in 2000. In order to maintain their qualification as a REIT, FelCor must make annual distributions to its stockholders of at least 90% (95% prior to January 1, 2001) of its taxable income (which does not include net capital gains). For the years ended December 31, 2001 and December 31, 2000, FelCor had annual distributions totaling $1.70 and $2.20 per common share, respectively, of which only $0.94 and $2.09 per share, respectively, were required to satisfy the 90% and 95% REIT distribution tests in the respective years. All of such funds were provided by us through distributions on our units. Under certain circumstances we may be required to make distributions in excess of cash available for distribution in order to meet FelCor's REIT distribution requirements. In that event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to enable FelCor to retain its qualification as a REIT for federal income tax purposes.

         We currently expect to determine the amount of each quarterly distribution based upon the operating results of that quarter, economic conditions and other operating trends. FelCor's management currently believes that FelCor should be able to pay an aggregate of $1.00 in dividends per common share for 2002, based upon the low end of their previously announced FFO estimates for 2002 of $147 to $174 million. However, FelCor's decision to pay common dividends will be determined each quarter, based upon the operating results of that quarter, economic conditions and other operating trends. Future distributions, if any, paid by us will be at the discretion of FelCor's board of directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as FelCor's board of directors deems relevant.

ISSUANCES OF UNREGISTERED SECURITIES

         Effective January 1, 2001, we issued 416,667 units of limited partnership interest valued at approximately $10 million to the equity owners of DJONT in consideration for the acquisition of DJONT. These limited partnership units are redeemable, subject to certain conditions, for shares of FelCor common stock on a one-for-one basis.

ITEM 6. SELECTED FINANCIAL DATA

          The following tables set forth selected financial data for us for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 that has been derived from our financial statements and the notes thereto, audited by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 14(a), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                        2001(1)         2000(2)         1999          1998(3)         1997
                                                     ------------    ------------   ------------   ------------   ------------

STATEMENT OF OPERATIONS DATA:
 Total revenues ..................................   $  1,200,971    $    539,964   $    493,087   $    332,600   $    169,688
 Net income (loss) ...............................   $    (50,144)   $     66,391   $    135,776   $    121,339   $     69,467
 Net income (loss) applicable to unitholders .....   $    (74,744)   $     41,709   $    111,041   $     99,916   $     57,670

 DILUTED EARNINGS PER UNIT:
   Net income (loss) applicable to unitholders
      before extraordinary charge ................   $      (1.19)   $       0.74   $       1.59   $       1.93   $       1.68
   Net income (loss) applicable to unitholders ...   $      (1.21)   $       0.67   $       1.57   $       1.87   $       1.67

OTHER DATA:
Cash distributions per unit (4) ..................   $       1.70    $       2.20   $       2.20   $      2.545   $       2.10
 Funds From Operations (5) .......................   $    183,657    $    288,636   $    286,895   $    217,363   $    129,815
 EBITDA(5) .......................................   $    369,591    $    470,861   $    432,689   $    306,361   $    165,613

BALANCE SHEET DATA (AT END OF PERIOD):
 Total assets ....................................   $  4,088,929    $  4,103,603   $  4,255,751   $  4,175,383   $  1,673,364
 Total debt, net of discount .....................   $  1,938,408    $  1,838,241   $  1,833,954   $  1,594,734   $    476,819

----------

(1) Includes hotel revenues and expenses with respect to 96 hotels that were leased to either DJONT or subsidiaries of Six Continents Hotels prior to January 1, 2001 and 88 hotels that were leased to Six Continents Hotels prior to July 1, 2001. Prior to the acquisition of the leases, our revenues were comprised mainly of percentage lease revenues. Accordingly, revenues, expenses and operating results for the year ended December 31, 2001, are not directly comparable to the same period in 2000. Additionally, for the year ended December 31, 2001, we recorded approximately $78 million of expenses, including lease termination costs of $36.6 million, merger termination costs of $19.9 million, merger related financing costs of $5.5 million, swap termination costs of $7.0 million, loss on hotels held for sale of $7.0 million, extraordinary loss from the write-off of deferred loan costs of $1.3 million, and abandoned project write-offs of $837,000.

(2) In the second quarter of 2000, we recorded a $63.0 million loss to reflect the difference between our book value and the expected realizable value of 25 hotels in connection with our decision to sell these non-strategic hotel assets, and an extraordinary charge of $3.9 million for the write-off of deferred loan costs associated with debt retired in 2000, prior to its maturity.

(3) On July 28, 1998, we completed the merger of Bristol Hotel Company's real estate holdings with and into FelCor. The merger resulted in the net acquisition of 107 primarily full-service hotels in return for approximately 31 million shares of newly issued FelCor common stock. FelCor subsequently contributed all assets and liabilities acquired in the merger to us, in exchange for approximately 31 million units.

(4) In the fourth quarter of 2001, we paid distributions of $0.05 per unit. This reduction from the $0.55 per unit quarterly distribution that we had paid since the third quarter of 1997 was prompted by the decrease in revenues resulting from the events of September 11, 2001, and the general economic downturn. In 1998, we declared a special distribution of accumulated but undistributed earnings and profits as a result of Bristol Hotel Company merging with and into FelCor, in addition to the aggregate quarterly distribution of $2.20 per unit. The amount of the distribution was $0.345 per unit.

(5) A more detailed description and computation of FFO and EBITDA is contained in the "Funds From Operations and EBITDA" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to us and the definitions of certain capitalized terms used herein, reference is made to the Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere in this Annual Report on Form 10-K.

         The economic downturn, which started in early 2001, and the aftermath of the terrorist attacks on September 11, resulted in a sharp decline in lodging demand for 2001 and had an adverse effect on our operating results for the year. In 2001 the lodging industry experienced the worst decline in demand in the past 30 years. For the year ended December 31, 2001, our hotels' revenue per available room ("RevPAR") decreased by 11.4% compared to 2000. This decline resulted in lower revenues from our hotels and a reduction in our operating income. Other items that affected our results of operations in 2001 were the termination of the planned merger with MeriStar and the acquisition of our hotel leases. The MeriStar merger was terminated as a result of the adverse impact on the financial markets of the September 11 terrorist attacks. The acquisition of our hotel leases was made possible by the REIT Modernization Act, which became effective on January 1, 2001.

         We raised a net total of $500 million in new capital during 2001, through the issuance of unsecured senior notes, and reduced our borrowings under our line of credit to approximately $50 million at December 31, 2001. On November 8, 2001, we amended our unsecured line of credit. Although we were in compliance with our existing covenants prior to the amendment, it was necessary to amend the line of credit in anticipation of a continued negative RevPAR environment. The amendment allows for the relaxation of certain financial covenants through December 31, 2002, with a step-up in existing covenants on September 30, 2002, but imposes additional limitations on our ability to invest in hotels and make distributions to unitholders.

FINANCIAL COMPARISON

                                                                         YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                                                                  % CHANGE                        % CHANGE
                                               2001               2000           2001-2000           1999         2000-1999
                                           ------------       ------------      ------------     ------------   ------------
                                                                        (IN MILLIONS, EXCEPT REVPAR)
Revenue Per Available Room
    ("RevPAR") .........................   $      65.34       $      73.73             (11.4)%   $      68.93            6.9%
Funds From Operations ("FFO") ..........   $      183.7       $      288.6             (36.3)    $      286.9            0.6
Earnings Before Interest, Taxes,
   Depreciation and Amortization
   ("EBITDA") ..........................   $      369.6       $      470.9             (21.5)    $      432.7            8.9
Net income (loss) ......................   $      (48.9)(1)   $       66.4(2)         (173.6)    $      135.8          (51.1)

(1) The net loss for the year ended December 31, 2001, includes $78 million of expenses consisting of merger termination costs of $20 million, merger related financing costs of $6 million, lease termination costs of $37 million, swap termination costs of $7 million, a loss on assets held for sale of $7 million, abandoned project write-offs of $837,000, and an extraordinary loss of $1 million from the write-off of deferred loan costs.

(2) The net income for the year ended December 31, 2000, was reduced by a $63 million loss recognized to reflect the difference between our book value and the estimated realizable value of 25 non-strategic hotel assets that we decided to sell, and a $4 million extraordinary loss from the write-off of deferred loan costs.

REVPAR DECLINE

         Room revenues at our hotels decreased during 2001 as a result of the economic recession and the sharp decline in travel following the terrorist attacks on September 11, 2001. For the year to date period prior to September 11, 2001, our RevPAR decreased 5.1% due to a decrease in the number of occupied rooms as a percentage of available rooms ("occupancy") of 4.1 percentage points to 68.0% partially offset by the slight increase of 0.6% in average daily rate ("ADR") to $104.88. During the four week period following the tragic events of September 11, 2001, our hotels recorded average occupancy rates as low as 33.9%. During that period, we experienced a substantial number of group cancellations, resulting in a significant loss of revenue, primarily affecting our larger hotels. For the 16 weeks from September 11, 2001 to December 31, 2001, our RevPAR decreased 26.3% compared to the same period of 2000. As a result of this decline in revenue, our results from operations for the fourth quarter were significantly reduced. In response, we are actively working with the managers of our hotels to reduce operating costs as well as to provide economic incentives to individuals and business travelers in selected markets to increase demand. In addition, based on our assessment of the current operating environment and in order to conserve capital, future non-essential capital expenditure projects will be approved only as adequate funds become available.

         As a result of a gradual recovery in the level of travel, we have begun to see modest improvements in occupancy and ADR, though they remain below prior year levels. However, our fourth quarter results were significantly lower than the prior year period. Accordingly, we reduced the fourth quarter distribution on our units to $0.05 per unit, resulting in aggregate distribution of $1.70 per unit for the year ended December 31, 2001.

         For the first quarter of 2002, we currently anticipate our portfolio RevPAR will be 16% to 18% below the comparable period of the prior year. FFO is expected to be within the range of $27 to $30 million for the first quarter of 2002, and EBITDA is expected to be within the range of $74 million to $78 million for the same period. We currently anticipate that our hotel portfolio RevPAR for 2002, compared to 2001, will be flat to negative 3%.

         The terrorist attacks of September 11, 2001, were unprecedented. We are unable to predict with certainty if or when lodging demand and rates will return to pre-September 11 levels. We believe that the uncertainty associated with the war on terrorism and possible future terrorist attacks will continue to hamper the travel and lodging industries during much of 2002. Any additional terrorist attack may have a similar or worse effect on the lodging industry than that experienced as a result of the September 11 attacks.

MERGER TERMINATION

         On May 9, 2001, we entered into a merger agreement with MeriStar. On September 21, 2001, MeriStar and we jointly announced the termination of the merger. The decision to terminate the merger resulted from the September 11 terrorist attacks and their subsequent adverse impact on the financial markets. As a result of the merger termination, we expensed $19.9 million associated with the merger and $5.5 million in merger financing costs for the year ended December 31, 2001.

ACQUISITION OF HOTEL LEASES

         Under the REIT Modernization Act that became effective January 1, 2001, we are permitted to lease our hotels to our wholly-owned TRS lessees, provided that the TRS lessees engage third-party management companies to manage the hotels.

         We completed the acquisition of DJONT (which leased 85 of our hotels) effective January 1, 2001. In consideration for the acquisition, we issued approximately 417,000 units, valued at approximately $10 million which, together with DJONT's accumulated deficit of $24.5 million, was recorded as a lease termination cost in the first quarter of 2001.

         On January 1, 2001, we also acquired the leases of 12 of our hotels, together with the associated management contracts, from Six Continents Hotels, for which FelCor issued 413,585 shares of its common stock valued at approximately $10 million and we issued a corresponding number of partnership units to FelCor, of which $1.7 million was included in lease termination costs and the remainder had been previously accrued for in the loss related to hotels held for sale. Of these hotels, three have been sold, eight have been contributed to a joint venture with Interstate Hotels Corporation, or IHC, and one will be retained.

         Effective July 1, 2001, we acquired the remaining 88 of our hotel leases held by Six Continents Hotels in exchange for long-term management agreements. In exchange for the assignment of the leases to our wholly-owned TRS, FelCor issued 100 shares of its common stock and we entered into long-term management agreements with Six Continents Hotels covering the 88 hotels. The management fees payable to Six Continents Hotels under the new management agreements on the 88 hotels were structured so that the historical cash flows for the year ended December 31, 2000, for both us and Six Continents Hotels, would have been approximately the same had the management agreements replaced the leases on January 1, 2000. These management fees, which are higher than those paid by us to other managers for comparable services, include compensation to Six Continents Hotels for both management services and the acquisition of the 88 leases.

         Unlike the leases, where the rent payable to us would vary only as a result of changes in hotel revenues, under the management agreements our cash flow and net income also will vary as a result of changes in the operating margins of the hotels. We entered into the transactions to acquire the leases and DJONT based upon FelCor's management's belief that, in the long term, lodging demand will exceed new supply and that operational efficiencies will increase industry-wide for a variety of reasons, including the impact of new technologies allowing lower-cost delivery of services and providing new revenue sources that are not labor-intensive, such as in-room entertainment and direct and in-room marketing to guests. In addition, FelCor believes that our ownership of the lessees on our hotels eliminates a potential divergence of interest between the lessor, who benefits from having management maximize revenues, even at the expense of profits, and the lessee, who benefits from having management maximize profits, even at the expense of revenues.

         We acquired DJONT from entities controlled by Mr. Corcoran and the children of Mr. Mathewson. Because of the conflict between our interests and those of Messrs. Corcoran and Mathewson in connection with our acquisition of DJONT, FelCor's board of directors appointed a special committee of three independent directors who, with the assistance of an investment advisor, determined the price to be paid for DJONT and concluded that the transaction was fair to us from a financial point of view. Neither Mr. Corcoran nor Mr. Mathewson participated in any discussion or vote of the FelCor board of directors regarding this transaction. The acquisition of leases from Six Continents Hotels was negotiated, on an arms-length basis, by FelCor's senior management with the officers of Six Continents Hotels. Each party was represented by separate counsel. Because of his position with Six Continents plc, Mr. North abstained from participating in any discussion or vote by FelCor's board of directors relating to the acquisition of leases from Six Continents Hotels.

         The recent economic slowdown combined with the sharp reduction in travel following the terrorist attacks of September 11, have resulted in declines in RevPAR and in an erosion in operating margins during the year ended December 31, 2001, as compared to the same periods of 2000. So long as the operating margins for our hotels remain below the levels experienced during 2000, we expect the hotel operating results to be generally less favorable to us than the leases would have been.

INSURANCE

         Following the events of September 11, 2001, certain types of insurance coverage, such as for acts of terrorism, are unavailable or are only available at a cost that is prohibitive. In an effort to keep our cost of insurance within reasonable limits, we have not purchased terrorism insurance at the current prohibitive prices. We have also increased our deductible amounts under policies of flood, wind and general liability insurance, which increases our risk of incurring losses that are uninsured or not fully insured. Should losses that are uninsured or not fully insured be substantial, they could have a material adverse impact on our operating results and cash flows.

RESULTS OF OPERATIONS

THE COMPANY -- ACTUAL

     Comparison of the Years Ended December 31, 2001 and 2000

         Prior to December 31, 2000, we leased 184 hotels to either DJONT or Six Continents Hotels and reported the lease revenue from the percentage lease agreements. Our historical revenues for 2000 represented principally rental income on leases. Expenses during this period represented specific ownership costs including real estate and property taxes, property insurance and ground leases. Effective January 1, 2001, through our TRSs, we acquired 96 of these hotel leases and, effective July 1, 2001, acquired the leases on our remaining 88 hotels, assuming all operating risks and rewards of these 184 hotels. As a result of acquiring these leases, we reported hotel operating revenues and expenses. Our expenses included all hotel operating costs including management fees, salary expenses, hotel marketing, utilities, and food and beverage costs, in addition to ownership costs. Accordingly, operating results for the year ended December 31, 2001, are not directly comparable to the same period in 2000.

         For the year ended December 31, 2001, we recorded total revenues of $1.2 billion compared to $540 million for the year ended December 31, 2000. The increase in total revenues of $661 million is principally associated with reporting hotel operating revenues in 2001 rather than percentage lease revenue reported in the previous year. The 96 hotels acquired from DJONT contributed approximately $788 million in hotel operating revenue in 2001, compared to $277 million in percentage lease revenue for 2000. The 88 hotels acquired July 1, 2001 from Six Continents Hotels contributed approximately $115 million in percentage lease revenue and $295 million in hotel operating revenue, following the acquisition of these leases, compared to $260 million in percentage lease revenue for these same hotels in 2000.

         Total operating expense increased $814 million for the year ended December 31, 2001, over the same period in 2000, primarily as a result of the inclusion of hotel operating expenses, management fees and other property related costs of $711 million, which were not included in the same period of 2000 prior to our acquisition of the hotel leases. Also included in total operating expenses for 2001 are lease termination costs; merger termination costs; depreciation; taxes, insurance and lease expense; and corporate expenses.

         Taxes, insurance and lease expense increased by $49 million for year ended December 31, 2001, over 2000. The majority of this increase is related to percentage lease expense paid to unconsolidated ventures owning hotels whose operations were acquired with the acquisition of DJONT. We included in operating expenses $37 million of costs associated with the acquisition of DJONT and the Six Continents Hotels leases, and $20 million of expenses associated with the termination of the MeriStar merger. We also incurred $6 million in merger related financing costs related to the $300 million in senior debt that was repaid in October as a result of the termination of the MeriStar merger.

         In connection with the issuance of favorably priced fixed rate debt, and the prepayment of floating rate debt, we terminated $250 million of interest rate swaps, resulting in a $7 million swap termination cost. In June 2000, we announced our intention to sell 25 non-strategic hotels and, in 2000, recorded an expense of $63 million representing the difference between the net book value of these hotels and their estimated net proceeds from sale. In 2001, an additional $7 million loss provision was recorded related to the remaining 13 hotels held for sale. We continue to actively market the remaining hotels held for sale.

         Equity in income from unconsolidated entities decreased $8 million in 2001, compared to 2000. The principal reasons for the decrease in 2001 were a gain of $4 million recorded in 2000 from the development and sale of condominiums by an entity in which we own a 50% equity interest and a decline in percentage lease revenue in 2001 from these unconsolidated entities related to a 11.2% decline in RevPAR for the hotels owned by them.

           We recorded a net loss applicable to unitholders of $75 million in 2001, compared to a net income of $42 million in 2000. The principal components of the loss in 2001 were the decrease in hotel RevPAR of 11.4%, contraction of hotel operating margins principally associated with the decline in RevPAR, costs of terminating the MeriStar merger of $20 million, merger financing costs of $6 million, lease termination costs of $37 million associated with acquiring hotel leases, swap termination costs of $7 million associated with repayment of variable rate debt, and a loss on assets held for sale of $7 million.

     Comparison of the pro forma years ended December 31, 2001 and 2000

         Between January 1 and July 1, 2001, we acquired the operating leases covering all of our hotels and contributed them to our TRSs. As the leases were acquired, we began receiving and recording direct hotel revenues and expenses, rather than percentage lease revenue. Consequently, a comparison of historical results for the year ended December 31, 2001 to the year ended December 31, 2000 may not be as meaningful as a discussion of pro forma results. Accordingly, we have included a discussion of the comparison of the pro forma results of operations. The pro forma results of operations for the years ended December 31, 2001 and 2000 assumes that the following occurred on January 1, 2000:

         o Our acquisition of DJONT for 416,667 units valued at approximately $10 million;

         o Our acquisition of 12 hotel leases, together with their associated management contracts, from Six Continents Hotels for which FelCor issued 413,585 shares of its common stock valued at approximately $10 million; and

         o Our acquisition of the remaining 88 hotel leases held by Six Continents Hotels.

                       FELCOR LODGING LIMITED PARTNERSHIP
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                                    PRO FORMA        PRO FORMA
                                                                                       2001            2000
                                                                                   ------------    ------------
Total revenues .................................................................   $  1,442,974    $  1,667,270
Total operating expenses .......................................................      1,261,163       1,402,018
Merger termination costs .......................................................         19,919
                                                                                   ------------    ------------
Operating income ...............................................................        161,892         265,252
Interest expense, net:
   Recurring financing .........................................................        158,343         156,712
   Merger related financing ....................................................          5,486
Swap termination expense .......................................................          7,049
Loss on assets held for sale ...................................................          7,000          63,000
                                                                                   ------------    ------------
Income (loss) before equity in income from unconsolidated entities,
   minority interests, gain on sale of assets and extraordinary items ..........        (15,986)         45,540
Equity in income from unconsolidated entities ..................................          7,346          11,484
   Minority interests ..........................................................         (3,585)         (3,570)
   Gain on sale of assets ......................................................          3,417           4,388
                                                                                   ------------    ------------
Net income (loss) before extraordinary items ...................................         (8,808)         57,842
Preferred distributions ........................................................        (24,600)        (24,682)
                                                                                   ------------    ------------
Net income (loss) applicable to unitholders before extraordinary items .........   $    (33,408)   $     33,160
                                                                                   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                               FELCOR LP
                                                                               HISTORICAL                         PRO FORMA
                                                                                  2001        ADJUSTMENTS            2001
                                                                              ------------    ------------       ------------

Total revenues ............................................................   $  1,200,971    $    242,003(a)    $  1,442,974
Total operating expenses ..................................................      1,059,226         201,937(b)       1,261,163
Merger termination costs ..................................................         19,919                             19,919
                                                                              ------------    ------------       ------------
Operating income ..........................................................        121,826          40,066            161,892
Interest expense, net:
   Recurring financing ....................................................        158,343                            158,343
   Merger related financing ...............................................          5,486                              5,486
Swap termination expense ..................................................          7,049                              7,049
Loss on assets held for sale ..............................................          7,000                              7,000
                                                                              ------------    ------------       ------------
Income (loss) before equity in income from unconsolidated entities,
   minority interests, gain on sale of assets and extraordinary items .....        (56,052)         40,066            (15,986)
Equity in income from unconsolidated entities .............................          7,346                              7,346
   Minority interests .....................................................         (3,585)                            (3,585)
   Gain on sale of assets .................................................          3,417                              3,417
                                                                              ------------    ------------       ------------
Net income (loss) before extraordinary items ..............................        (48,874)         40,066             (8,808)
Preferred distributions ...................................................        (24,600)                           (24,600)
                                                                              ------------    ------------       ------------
Net income (loss) applicable to unitholders before extraordinary items ....   $    (73,474)   $     40,066       $    (33,108)
                                                                              ============    ============       ============

                       FELCOR LODGING LIMITED PARTNERSHIP
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                               FELCOR LP
                                                                               HISTORICAL                         PRO FORMA
                                                                                  2000         ADJUSTMENTS           2000
                                                                              ------------    ------------       ------------

Total revenues ............................................................   $    539,964    $  1,127,306(a)    $  1,667,270
Total operating expenses ..................................................        265,634       1,136,384(b)       1,402,018
Merger termination costs
                                                                              ------------    ------------       ------------
Operating income ..........................................................        274,330          (9,078)           265,252
Interest expense, net:
   Recurring financing ....................................................        156,712                            156,712
   Merger related financing
Swap termination expense
Loss on assets held for sale ..............................................         63,000                             63,000
                                                                              ------------    ------------       ------------
Income (loss) before equity in income from unconsolidated entities,
   minority interests, gain on sale of assets and extraordinary items .....         54,618          (9,078)            45,540
Equity in income from unconsolidated entities .............................         14,820          (3,336)(c)         11,484
   Minority interests .....................................................         (3,570)                            (3,570)
   Gain on sale of assets .................................................          4,388                              4,388
                                                                              ------------    ------------       ------------
Net income (loss) before extraordinary items ..............................         70,256         (12,414)            57,842
Preferred distributions ...................................................        (24,682)                           (24,682)
                                                                              ------------    ------------       ------------
Net income (loss) applicable to unitholders before extraordinary items ....   $     45,574    $    (12,414)      $     33,160
                                                                              ============    ============       ============

         Pro forma numbers presented represent our historical revenues and expenses, except as described by pro forma changes below.

Pro forma adjustments:

(a) Total revenue adjustments consist of the changes in our historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues.

(b) Total operating expense adjustments consist of the changes in our historical operating expense from the elimination of historical lease termination costs in 2001, the addition of historical hotel operating expenses and the elimination of percentage lease expense. Additionally, for the 88 hotels managed by Six Continents Hotels, the adjustments record management fees at their new contractual rates and the elimination of historical franchise fees, which are included in management fees.

(c) Equity in income from unconsolidated entities represents historical equity in income from unconsolidated entities after the elimination in 2000 of $3 million related to minority interest expense on DJONT.

         Pro forma revenues decreased $224 million in 2001, primarily as a result of the continuing economic recession and disruptions in business and leisure travel patterns following the terrorist attacks on September 11, 2001. As a result of these events, both business and leisure travel declined significantly during the year ending December 31, 2001, compared to the same pro forma period in 2000. During 2001 our hotels' RevPAR decreased 11.4%, comprised of a decrease in occupancy of 6.6 percentage points to 63.9% and a decline in ADR of 2.4% to $102.18. During the four-week period following the terrorist attacks on September 11, 2001, our hotels recorded average occupancy rates as low as 33.9%. However, our Hotel RevPAR performance improved throughout the fourth quarter, with RevPAR decreases compared to the prior year periods, of 25.2% in October, 23.6% in November, and 18.8% in December. We continue to see improvements in both occupancy and ADR, although they remain below prior year levels.

           Pro forma operating expenses decreased $141 million in 2001 compared to 2000 but pro forma operating expense as a percentage of total revenue increased from 84% to 89%. The principal reason for the increased operating expense as a percentage of total revenue was a 260 basis point drop in hotel operating margins (gross operating profit less franchise and management fees). This margin compression primarily relates to increased labor costs, the cost of frequent guest programs and utility costs as a percentage of total revenue. The pro forma increase in costs as a percentage of pro forma revenue is principally related to the decrease in hotel revenue previously discussed. We have been actively working with our managers to implement cost cutting programs at the hotels to stabilize the hotel operating profits. These measures include reducing labor costs, streamlining staffing, and consolidating operations by closing unused floors in hotels when possible.

           Pro forma interest expense net of interest income increased $7 million. The principal reason for the increase is $6 million of merger related financing costs.

           Pro forma equity in income from unconsolidated entities decreased $4 million, principally as the result of the decreased hotel revenues previously discussed.

     Comparison of the Years Ended December 31, 2000 and 1999

         For the year ended December 31, 2000, we recorded net income of $66 million compared to $136 million for the year ended December 31, 1999. Included in expense for the year ended December 31, 2000, is an expense of $63 million related to 25 non-strategic hotels that we identified as held for sale. The expense represents the difference between the net book value of the hotels and their estimated net realizable value. Net income excluding the reserve would have been $129 million.

         Our total revenues increased $47 million to $540 million for the year ended December 31, 2000, compared to $493 million for the year ended December 31, 1999. This increase is principally from increased percentage lease revenues of $46 million, which increased to $537 million from $491 million in the prior year.

         Changes in our hotels' room and suite revenues significantly affect us because our principal source of revenue historically has been rent payments from the lessees under the percentage leases. The percentage leases provide for rent based on a percentage of room and suite revenue, food and beverage revenue, food and beverage rents, and in some instances, other hotel revenues. During 2000 and 1999, percentage lease revenue derived from room and suite revenue represented 90% and 91% of total percentage lease revenue, respectively. RevPAR, which is a measure of room and suite revenue, increased by 7.0% in 2000 for all of our hotels. This increase in RevPAR resulted from increases in both occupancy and ADR. For the year ended December 31, 2000, ADR increased by 3.7% over the prior year and Occupancy increased by 2.2 percentage points. Our ability to achieve increases in room and suite revenue and RevPAR at our hotels is affected, among other things, by overall demand in the marketplace, room supply and the success of our renovation, redevelopment and rebranding program. We had 59 hotels that had undergone renovation, redevelopment or rebranding in either 1999 or 2000, that are identified by us as non-comparable hotels. The non-comparable hotels reflected increases in RevPAR of 10.1%, which was greater than the results for hotels that had not recently undergone renovation.

         The Company generally seeks to improve those hotels that management believes can achieve increases in room and suite revenue and RevPAR as a result of renovation, redevelopment and rebranding. Since the beginning of 1998 through 2000, we had spent nearly $550 million in capital improvements to our hotels. Management attributes much of the improvement in RevPAR to these capital improvements.

         Operating expenses increased $26 million in the year ended December 31, 2000, to $266 million from $239 million in 1999. The principal components of the increase in operating expense were taxes, insurance and lease expense and depreciation expense.

         Taxes, insurance and lease expense increased by $16 million in 2000, compared to the prior year, and increased as a percentage of total revenue from 15.6% to 17.2%. This increase in expenses was principally from increases in real estate and personal property taxes. Our real estate and personal property taxes increased from higher assessed values generally resulting from the major renovations completed over the past three years.

         Depreciation expense increased by $8 million in 2000, compared to the prior year, and decreased as a percentage of total revenue from 31.0% to 29.8%. Depreciation expense increased principally as a result of additional depreciation related to fixed asset additions of $95 million in 2000 and $222 million in 1999.

         Interest expense, net increased by $34 million for the year ended December 31, 2000, compared to 1999, and increased as a percentage of total revenue from 24.9% to 29.0%. This increase is principally the result of the following items:

     o Our average debt outstanding increased in 2000 by approximately $197 million over the prior year. The increase in average debt resulted principally from stock repurchases in 2000 of approximately $87 million and capital expenditures in 2000 totaling approximately $101 million.

     o The average interest rate on our indebtedness increased from about 7% in 1999 to nearly 8% in 2000.

     o We capitalized interest related to major renovations of approximately $5 million in 1999 but, because of reduced renovation activity in 2000, we had only $1 million of interest capitalized in 2000.

         In 2000 we recorded a loss on assets held for sale of $63 million. We identified for sale 25 non-strategic hotels and recorded a loss representing the difference between the net book value of these hotels compared to the anticipated net sales proceeds.

         Equity in income from unconsolidated entities increased by $6.3 million in 2000 compared to 1999. The principal reasons for this increase in 2000 were a $3.7 million gain recorded in 2000 from the development and sale of the Brighton Beach condominiums at Kingston Plantation in Myrtle Beach, South Carolina, by an entity in which we own a 50% equity interest and the operations of a hotel in which we acquired a 50% equity interest in the fourth quarter of 1999.

         We also recorded gains on the sale of two hotels of $2.6 million and $1.8 million for the sale of excess land during the year ended December 31, 2000 and an extraordinary charge of $3.9 million for the write-off of deferred loan costs associated with debt that was retired in 2000, prior to its maturity.

Funds From Operations and EBITDA

         We and FelCor consider FFO and EBITDA to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of FelCor 's and our operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from extraordinary items and sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the applicable portion of these items related to unconsolidated entities and joint ventures. We and FelCor believe that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the REIT to incur and service debt, to make capital expenditures, to pay distributions and to fund other cash needs. We compute FFO in accordance with standards established by NAREIT, except that we add back lease termination costs, merger termination costs, merger financing costs, abandoned projects, provision for losses on hotels held for sale and interest rate swap termination expense to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than we do or that do not adjust FFO for lease termination costs, merger termination costs, merger financing costs, abandoned projects, provision for losses on hotels held for sale and interest rate swap termination expense. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor does it necessarily reflect the funds available to fund our cash needs, including our ability to make cash distributions. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details the computation of FFO (in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------

FUNDS FROM OPERATIONS (FFO):
   Net income (loss) .......................................   $    (50,144)   $     66,391    $    135,776
        Gain on sale of hotel ..............................                         (2,595)
        Extraordinary charge from write-off of deferred
            financing fees .................................          1,270           3,865           1,113
        Provision for losses on hotels held for sale .......          7,000          63,000
        Abandoned projects .................................            837
        Swap termination expense ...........................          7,049
        Lease termination costs ............................         36,604
        Merger costs:
             Termination costs .............................         19,919
              Financing costs ..............................          5,486
        Series B preferred dividends .......................        (12,937)        (12,937)        (12,937)
        Depreciation .......................................        157,692         160,745         152,948
        Depreciation from unconsolidated entities ..........         10,881          10,167           9,995
                                                               ------------    ------------    ------------
   FFO .....................................................   $    183,657    $    288,636    $    286,895
                                                               ============    ============    ============

   Weighted average units outstanding (1) ..................         66,675          67,239          75,251
                                                               ============    ============    ============

        The following table details the computation of EBITDA (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
EBITDA:
Funds from Operations .................................   $    183,657   $    288,636   $    286,895
     Interest expense .................................        161,226        158,620        125,435
     Interest expense of unconsolidated entities ......          9,678          9,188          6,729
     Amortization expense .............................          2,093          1,480            693
     Series B preferred distributions .................         12,937         12,937         12,937

                                                          ------------   ------------   ------------
EBITDA ................................................   $    369,591   $    470,861   $    432,689
                                                          ============   ============   ============

     (1) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A preferred units to units.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the year ended December 31, 2001, net cash flow provided by operating activities, consisting primarily of hotel operations, was $131 million and FFO was $184 million. We currently expect that our operating cash flow will be sufficient to fund our continuing operations, including our required capital expenditures, debt service obligations and distributions to unitholders required for FelCor to maintain its REIT status. However, due to the sharp reduction in travel following the terrorist attacks of September 11 and the resultant drop in RevPAR and profits from our hotel operations, we plan to limit distributions to holders of our units to our available cash flow. Accordingly, distributions to holders of our units and FelCor's common stock may be significantly reduced or possibly eliminated in future periods.

         Recent events, including the terrorist attacks of September 11, 2001, the ongoing war against terrorism by the United States and the bankruptcy of Enron Corp., have had an adverse impact on certain capital markets. These events, an escalation in the anti-terrorism war, new terrorist attacks or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the anticipated recovery of the overall economy, and of the lodging industry, fail to occur or be delayed significantly, that too could adversely affect our operating cash flow and the availability and cost of capital for our business. For example, should any such events result in a reduction in our current debt ratings by Moody's and Standard & Poor's, the interest rates payable under $900 million of our outstanding unsecured senior notes would be increased by 50 basis points.

         Prior to January 1, 2001, substantially all of our hotels were leased to third parties under leases providing for the payment of rent based, in part, upon revenues from the hotels. Accordingly, our risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. On January 1, 2001, we acquired the leaseholds of 96 of our hotels and on July 1, 2001, we acquired our remaining 88 hotel leases. As a result of these acquisitions, we also became subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to wage and benefit costs, repair and maintenance expenses, utilities, liability insurance, and other operating expenses which can fluctuate disproportionately to revenues. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in an increased risk of volatility in our results of operations. The recent economic slowdown and the sharp drop in occupancy following the terrorist attacks of September 11 resulted both in declines in RevPAR and an erosion in operating margins during the year ended December 31, 2001, compared to 2000. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations and earnings.

         On May 9, 2001, we entered into a merger agreement with MeriStar. On September 21, 2001, MeriStar and we jointly announced the termination of the merger. The decision to terminate the merger resulted from the September 11 terrorist attacks and the subsequent disruption in the financial markets. As the result of the merger termination, we recorded expenses aggregating $19.9 million associated with the merger and recognized $5.5 million of merger financing costs.

         On January 11, 2001, we completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 91/8%. The proceeds were used initially to pay down our line of credit. In October 2001, we exchanged the $100 million of privately placed senior notes for notes with identical terms that were registered under the Securities Act of 1933.

         In March 2001, we contributed eight of our hotels held for sale to a joint venture in which one of our subsidiaries holds a 50% equity interest, and a subsidiary of IHC holds the other 50% equity interest. Another subsidiary of IHC manages these hotels. Pursuant to the joint venture agreement, IHC contributed $8.1 million to the new venture. The venture closed on a non-recourse mortgage loan of approximately $52 million with cash proceeds going to us. In addition to our 50% equity interest, we retained a preferred interest of approximately $17 million in the venture and also made a loan of approximately $4.2 million to IHC, secured by its interest in the venture.

         On June 4, 2001, we completed the private placement of $600 million in 8 1/2% senior unsecured notes that mature in 2011. Approximately $315 million of the proceeds were placed in escrow, pending the closing or termination of the merger with MeriStar. In October 2001, as the result of the merger termination, in accordance with the requirements of the indenture governing the notes, we redeemed $300 million in principal amount of these notes. The redemption price was 101% of the principal amount redeemed plus accrued interest and was paid out of the $315 million in escrowed funds. In October 2001, we exchanged the remaining privately placed notes for notes with identical terms that were registered under the Securities Act of 1933.

         In June 2001, in connection with the issuance of fixed rate senior notes and the subsequent prepayment of floating rate debt, we terminated $200 million of interest rate swaps, resulting in a $4.8 million swap termination cost recorded in the second quarter.

         On December 3, 2001, we completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a discount to yield 9.6%. The proceeds were used initially to pay down our line of credit. In connection with the issuance of these notes and the prepayment of floating rate debt, we terminated $50 million of interest rate swaps resulting in a $2.2 million swap termination cost recorded in the fourth quarter.

        On July 26, 2001, we entered into an amended and restated credit agreement, pursuant to which we obtained an increase in our line of credit from $600 million to $615 million. The maturity of the line of credit was also extended from August 1, 2003, to October 31, 2004, but we have the right to extend the maturity date for two consecutive one-year periods, subject to certain conditions.

        On November 8, 2001, we further amended our unsecured line of credit. Although we were in compliance with our existing covenants prior to the amendment, it was necessary to amend the line of credit in anticipation of a continued negative RevPAR environment. The amendment allows for the relaxation of certain financial covenants through December 31, 2002, with a step-up in covenants in September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with added tiers to reflect the higher permitted leverage. The lenders' commitments under the line of credit remain at $615 million, and we had approximately $50 million outstanding under the facility at December 31, 2001.

         In addition to the financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries, restrictions on the operation/ownership of our hotels, limitations on our ability to lease property or guarantee leases of other persons, limitations on our ability to make restricted payments, limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets, restrictions on our ability to construct new hotels or acquire hotels under construction, limitations on our ability to change the nature of our business, limitations on our ability to modify certain instruments, limitations on our ability to create liens, limitations on our ability to enter into transactions with affiliates and limitations on our ability to enter into joint ventures. Under the most recent amendment to our line of credit, we agreed to certain more stringent limitations through September 30, 2002. After January 1, 2002, we may acquire hotel properties and make joint venture investments, subject to compliance with debt limitations, but with flexibility to make at least $50 million of acquisitions and $20 million of joint venture investments, subject to increases under certain circumstances. Also, we may be limited in making discretionary capital expenditures through September 30, 2002, except for the expansion or renovation of our existing hotels in an aggregate amount of $20 million, subject to an increase under certain circumstances. At December 31 2001, we were in compliance with all of these covenants.

        Unless our business has recovered sufficiently from the sharp declines in RevPAR experienced following the September 11 terrorist attacks, upon expiration of the relaxation in financial covenants provided by the November amendment to our line of credit, we may be unable to satisfy the original covenant requirements. In such an event, we may need to obtain further amendments from our lenders on the line of credit. We are not certain whether, to what extent, or upon what terms the lenders may be willing to continue a relaxation of the covenants. Further amendments to our line of credit may result in additional restrictions on us and may adversely affect our ability to run our business and financial affairs. At December 31, 2001, we had, and currently have, sufficient cash on hand to repay our line of credit borrowings in full.

         Failure to satisfy any of the financial or other covenants under our line of credit would constitute an event of default, notwithstanding our ability to meet our debt service obligations. Other events of default under our line of credit include, without limitation, a default in the payment of other indebtedness of $10 million or more, bankruptcy and a change of control.

         Our management currently anticipates that we will meet our financial covenants under the RevPAR guidance provided by us at our fourth quarter earnings conference call on February 1, 2002. For the first quarter of 2002, we currently anticipate that our portfolio RevPAR will be 16% to 18% below the comparable period of the prior year. FFO is expected to be within the range of $27 to $30 million for the first quarter of 2002, and EBITDA is expected to be within the range of $74 million to $78 million for the same period. The RevPAR decline for 2002 compared to the same period in 2001, was approximately 21.5% for January 2002, 15.5% for February 2002, and was 13.5% for the first 21 days of March 2002.

         Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those in the line of credit. Most of our mortgage debt is nonrecourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         We currently anticipate that full year 2002 hotel portfolio RevPAR, compared to 2001, will be flat to negative 3%. RevPAR changes by quarter for 2002, compared to 2001, are currently expected to fall within the following ranges:

          First quarter                       (16)% to (18)%
          Second quarter                      (4)% to (7)%
          Third quarter                       6% to 9%
          Fourth quarter                      13% to 16%

         FFO for 2002 is anticipated to be within the range of $147 to $174 million and EBITDA to be within the range of $340 to $360 million. We are currently anticipating 2002 maintenance capital expenditures of between $40 and $50 million depending upon the pace of the anticipated economic recovery.

         Our decision to pay a quarterly distribution will be determined each quarter based upon the operating results of that quarter, economic conditions, and other operating trends. We currently anticipate that we should be able to pay an aggregate of $1.00 in distributions per unit during 2002, based on the low end of our current FFO estimates.

         On December 31, 2001, our line of credit represented approximately 2.6% of our total debt, with $50 million outstanding. We also maintain flexibility in working with our lenders, as a result of our $129 million of cash and equivalents on hand, $2.8 billion of unencumbered assets, and a breakeven portfolio hotel occupancy, after debt service and preferred equity distributions, of approximately 50%. The $565 million of capacity under our line of credit is expected to remain available to take advantage of opportunities that may present themselves as the industry begins to recover in late 2002 and 2003.

         We may incur indebtedness to make property acquisitions, to fund FelCor so it may purchase shares of its capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from our investments are insufficient for such purposes.

         FelCor's board of directors has authorized FelCor to repurchase up to $300 million of its outstanding common shares. Stock repurchases may, at the discretion of its management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. Beginning in January 2001, through March 27, 2001, FelCor repurchased approximately 179,000 shares of its outstanding common stock on the open market for approximately $4 million. The stock repurchase program has been suspended, and since March 27, 2001, FelCor has not repurchased any additional shares of its common stock in the open market.

         At December 31, 2001, we had $129 million of cash and cash equivalents. Certain significant credit and debt statistics at December 31, 2001, are as follows:

     o Interest coverage ratio of 2.3x for the twelve month period ended December 31, 2001

     o    Borrowing capacity of $565.2 million under our line of credit

     o    Consolidated debt equal to 42.8% of our investment in hotels, at cost

     o    Fixed interest rate debt equal to 88% of our total debt

     o    Weighted average maturity of fixed interest rate debt of approximately
          6.8 years

     o    Mortgage debt to total assets of 16.8%

     o    Debt of approximately $13 million maturing in 2002

     o    Debt of approximately $35 million maturing in 2003

     o    Debt of approximately $239 million maturing in 2004

         The following details our debt outstanding at December 31, 2001 and 2000 (in thousands):

                                                     DECEMBER 31,
                                                          2001                            DECEMBER     DECEMBER 31,
                                      COLLATERAL     INTEREST RATE     MATURITY DATE        2001           2000
                                      ----------     -------------     -------------    ------------   ------------
FLOATING RATE DEBT:
Line of credit                        None                4.48%        October 2004     $     49,674   $   112,000
Mortgage debt                         3 hotels                         February 2003                        61,909
Publicly-traded term notes-swapped    None                5.40         October 2004          174,633
Promissory note                       None                3.88         June 2016
                                                          -----                         ------------
                                                                                                 650           650
                                                                                                  --            --
Total floating rate debt                                  5.19                               224,957       174,559
                                                                                        ------------   -----------

FIXED RATE DEBT:
Line of credit - swapped              None                             October 2004                        250,000
Publicly-traded term notes            None                             October 2004                        174,505
Publicly-traded term notes            None                7.63         October 2007          124,419       124,320
Publicly-traded term notes            None                9.50         September 2008        595,525       394,731
Publicly-traded term notes            None                8.50         June 2011             297,655
Mortgage debt                         15 hotels           7.24         November 2007         137,541       140,148
Mortgage debt                         7 hotels            7.54         April 2009             95,997        97,604
Mortgage debt                         6 hotels            7.55         June 2009              72,209        73,389
Mortgage debt                         7 hotels            8.73         May 2010              142,254       144,032
Mortgage debt                         8 hotels            8.70         May 2010              182,802       184,829
Other                                 13 hotels           6.96         2000 - 2005             65,049       80,124
                                                          -----                         -------------  -----------
Total fixed rate debt                                     8.59                             1,713,451     1,663,682
                                                          -----                         ------------   -----------
Total debt                                                8.19%                         $  1,938,408   $ 1,838,241
                                                          =====                         ============   ===========

         All of our floating rate debt at December 31, 2001, was based upon LIBOR. One month LIBOR at December 31, 2001 was 1.876%.

         We had approximately $2.8 billion of unencumbered assets at December 31, 2001.

         At December 31, 2001, we had $175 million of publicly traded term notes due October 2004 that were matched with interest rate swap agreements which effectively convert the fixed interest rate on the notes to a variable interest rate. These interest rate swap agreements were entered into during the fourth quarter of 2001 and have a maturity date of October 2004, coinciding with the maturity date of the publicly traded term notes. We entered into six separate interest rate swap agreements with three different financial institutions. Under these agreements, we receive a fixed rate of 7.375% and pay the six-month LIBOR rate plus a spread ranging from 2.57% to 3.54%. The weighted average spread over LIBOR is 3.20%. The credit ratings for the financial institutions that are the counter-parties on the interest rate swap agreements range from A- to AA.

         We spent approximately $65 million on upgrading and renovating our hotels during the year ended December 31, 2001. Notwithstanding the current significant economic downturn, we believe that our hotels will continue to benefit from our extensive capital expenditure programs in previous years. We currently anticipate 2002 maintenance capital expenditures of between $40 and $50 million, depending upon the pace of the anticipated economic recovery.

Contractual Obligations

         We have obligations and commitments to make future payments under debt and operating land lease contracts. The following schedule details these obligations at December 31, 2001 (in thousands).

                                                        LESS THAN        1 - 3           4 - 5         AFTER
                                          TOTAL           1 YEAR         YEARS           YEARS        5 YEARS
                                       ------------    ------------   ------------   ------------   ------------
Debt                                   $  1,946,176    $     12,922   $    273,807   $     56,851   $  1,602,596
Discount accretion over term of debt         (7,768)
Operating leases                            168,038           4,736          9,491          9,164        144,647
                                       ------------    ------------   ------------   ------------   ------------
   Total contractual obligations       $  2,106,446    $     17,658   $    283,298   $     66,015   $  1,747,243
                                       ============    ============   ============   ============   ============

         We have guaranteed the payment of a full recourse loan for one of our 50% owned unconsolidated ventures. The following schedule details this obligation at December 31, 2001 (in thousands):

                    TOTAL AMOUNTS    LESS THAN        1 - 3          4 - 5          OVER
                      COMMITTED       1 YEAR          YEARS          YEARS         5 YEARS
                     ------------   ------------   ------------   ------------   ------------
         Guarantee   $        440   $        143   $        285   $         12

Investments in Unconsolidated Entities

         At December 31, 2001, we had unconsolidated 50% investments in ventures that own an aggregate of 24 hotels. None of our directors, officers or employees owns any interest in any of these joint ventures. These ventures had approximately $266 million of non-recourse mortgage debt relating to 15 of the hotels. This debt is not reflected as a liability on our consolidated balance sheet. The liability of our subsidiaries that are members or partners in these ventures is generally limited to the guarantee of the borrowing venture's personal obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the nonrecourse provisions in the mortgages, such as for environmental liabilities. One real estate joint venture had a full recourse loan outstanding of $440,000 at December 31, 2001. We have guaranteed the payments of the full recourse loan.

         Capital expenditures on the hotels owned by these ventures are generally paid from the capital reserve account, which is funded from income from operations of these ventures. However if the venture has insufficient cash to make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that in the event of a capital call the other joint venture member or partner may be unwilling or unable to make necessary capital contributions. Under such circumstances, we may elect to make the other party's contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our investment equity to greater than 50% and may require that we consolidate the ventures financial statements, including all of the assets and liabilities of the venture, into our consolidated financial statements.

         With respect to those ventures that are partnerships, any of our subsidiaries that serve as a general partner will be liable for all of the recourse obligations of the venture, to the extent that the venture does not have sufficient assets or insurance to satisfy the obligations. In addition, the hotels owned by these ventures could perform below expectations and result in the insolvency of the ventures and the acceleration of their debts unless the members or partners provide additional capital. In some ventures the members or partners may be required to make additional capital contributions or have their interest in the venture be reduced or offset for the benefit of any party making the required investment on their behalf. In the foregoing and other circumstances, we may be faced with the choice of losing our investment in a venture or investing additional capital under circumstances that do not assure a return on that investment.

Quantitative and Qualitative Disclosures About Market Risk

         At December 31, 2001 approximately 88% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at December 31, 2001, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For each interest rate swap, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2001. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at December 31, 2001, at then current market interest rates. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had the swaps been terminated at December 31, 2001.

                             EXPECTED MATURITY DATE
                             (DOLLARS IN THOUSANDS)


                                      2002               2003             2004              2005             2006
                                  -------------     -------------    -------------     -------------    -------------
LIABILITIES
Debt:
   Fixed rate                     $      12,922     $      34,904    $     189,229     $      42,635    $      14,216
      Average interest rate                7.88%             7.43%            7.41%             7.46%            8.04%
   Floating rate                                                     $      49,674
      Average interest rate (a)                                               7.10%
Discount accretion
Total debt

INTEREST RATE SWAPS:
   Fixed to floating                                                 $     175,000
      Average pay rate                                                        5.08%
      Average receive rate                                                    7.38%


                                    THEREAFTER         TOTAL          FAIR VALUE
                                  -------------    -------------    -------------
LIABILITIES
Debt:
   Fixed rate                     $   1,601,946    $   1,895,852    $   1,664,696
      Average interest rate                8.66%            8.48%
   Floating rate                  $         650    $      50,324    $      50,324
      Average interest rate (a)            8.26%            7.11%
Discount accretion                                 $      (7,768)
Total debt                                         $   1,938,408

INTEREST RATE SWAPS:
   Fixed to floating                               $     175,000    $      (1,466)
      Average pay rate
      Average receive rate


   (a) The average floating rate of interest represents the projected forward rate at December 31, 2001.

         Swap contracts, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to the interest rate swap agreements range from A- to AA.

INFLATION

         Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, require us to reduce room rates in the near term and may limit our ability to raise room rates in the future.

SEASONALITY

         The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. Historically, to the extent that cash flow from operations has been insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we have utilized cash on hand or borrowings under our line of credit to make distributions to our unitholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         On an on-going basis, we evaluate our estimates, including those related to bad debts, carrying value of investments in hotels, litigation, and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

               o At December 31, 2001, we had 13 non-strategic hotels held for sale. We regularly review the carrying value of these assets to determine that they are carried at the lower of cost or market. The carrying value of these hotels held for sale was reduced in the fourth quarter of 2001 by establishing a provision for loss of $7 million. Future adverse changes in market conditions or poor operating results of the underlying investments could require an additional impairment charge to further reduce the carrying value of these hotels held for sale.

               o We are required by generally accepted accounting principles to record an impairment charge when we believe that an investment in one or more of our hotels has been impaired such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment. We test for impairment when one or more of the following events occur; projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; and events that could cause changes or uncertainty in travel patterns. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in the investment's current carrying value, thereby requiring an impairment charge in the future. We do not currently believe that the value of any of our hotels held for investment is permanently impaired and, accordingly, no impairment charge was recorded at December 31, 2001.

               o We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001, which establishes accounting and reporting standards for derivative instruments. In accordance with this pronouncement, our interest rate swap agreements outstanding at December 31, 2001, were designated as fair value hedges. These instruments are marked to market through the income statement but are offset by the change in fair value of our swapped fixed rate debt. At December 31, 2001, the estimated unrealized net loss on these instruments was approximately $1.5 million and represents the amount that we would pay to terminate these instruments based on current market rates.

               o We have recorded a valuation allowance equal to 100% of our $13 million deferred tax asset related to our TRSs because of the uncertainty of realizing the benefit of the deferred tax asset. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RECENT ACCOUNTING ANNOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require
(1) intangible assets (as defined in SFAS 141) to be reclassified into goodwill,
(2) goodwill amortization to cease, and (3) the testing of goodwill for impairment at transition and at interim periods (if an event or circumstance would result in an impairment). As the result of implementation of SFAS 142, we will stop the amortization of the difference between the our cost in unconsolidated entities and our proportionate share of the book value of the underlying net assets at the date of acquisition. At December 31, 2001, we included in investment in unconsolidated entities an asset of $73.4 million representing the unamortized cost in excess of our proportionate share of the underlying assets at the date of acquisition. We amortized excess cost of $2.5, $2.1 and $2.1 million in 2001, 2000 and 1999, respectively. We do not believe that SFAS 142 will have a material impact on our results of operations and financial position.

         On August 15, 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002 and interim periods within those fiscal years. We are not currently affected by the Statement's requirement.

         On October 3, 2001 the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 by removing goodwill from its scope, by defining a probability-weighted cash flow estimation approach and establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets. It also replaces the provisions of APB Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business" for the disposal of segments of a business. SFAS 144 will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are not currently affected by the Statement's requirement.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. A number of important factors which, among others, could adversely affect our ability to meet our current expectations are disclosed in conjunction with the forward-looking statements and under "Cautionary Factors That May Affect Future Results" in Item 1 of our Annual Report on Form 10-K ("Cautionary Statements"). Subsequent written and oral forward-looking statements made by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to us are incorporated herein by reference to the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources" contained elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                         PART III. -- OTHER INFORMATION

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         We have no directors or officers. Our management functions are performed by FelCor as the sole general partner. Information about the directors and executive officers of FelCor is contained in FelCor's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         We have no directors or officers. Our management functions are performed by FelCor as the general partner. Information about the directors and executive officers of FelCor is contained in FelCor's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements

         Included herein at pages F-1 through F-32.

              2. Financial Statement Schedules

         The following financial statement schedule is included herein at page F-33.

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

              3. Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K:



       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       --------  ------------------------

         3.1 - Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership, formerly known as FelCor Suites Limited Partnership ("FelCor LP") dated as of December 31, 2001(filed as Exhibit 10.1 to the FelCor Lodging Trust Incorporated ("FelCor") Annual Report on Form 10-K for the fiscal year ended December 31, 2001 ("FelCor's 2001 10-K") and incorporated herein by reference).

         4.1 - Indenture dated as of April 22, 1996 by and between FelCor and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
                  4.2 to FelCor's Form 8-K dated May 1, 1996 and incorporated herein by reference).

         4.2 - Indenture dated as of October 1, 1997 by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.2.1 - First Amendment to Indenture dated as of February 5, 1998 by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.2.2 - Second Amendment to Indenture and First Supplemental Indenture dated as of December 30, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.2 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("FelCor's 1998 10-K") and incorporated herein by reference).

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        -------- ------------------------

         4.2.3 - Third Amendment to Indenture dated as of March 30, 1999 by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.3 to FelCor's Form 10-Q for the quarter ended March 31, 1999 ("FelCor's March 1999 10-Q"), and incorporated herein by reference).

         4.2.4 - Second Supplemental Indenture dated as of August 1, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.2.4 to the Registration Statement on Form S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.2.5 - Third Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.2.5 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.3 - Indenture dated as of September 15, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, and SunTrust Bank, as Trustee (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.3.1 - First Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.3.1 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.4 - Indenture dated as of June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, and SunTrust Bank, as Trustee (filed as Exhibit 4.9 to FelCor's Form 8-K dated as of June 4, 2001 and filed June 14, 2001, and incorporated herein by reference).

         4.4.1 - First Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         10.1 - Contribution Agreement dated as of January 1, 2001, by and among FelCor, FelCor LP, FelCor, Inc., RGC and DJONT Operations, L.L.C. (filed as Exhibit 10.27 to FelCor's Form 10-Q for the quarter ended March 31, 2001 ("FelCor's March 2001 10-Q"), and incorporated herein by reference).

         10.2 - Leasehold Acquisition Agreement dated as of March 30, 2001, by and among Bass (U.S.A.) Incorporated, in its individual capacity and on behalf of its subsidiaries and affiliates, and FelCor, in its individual capacity and on behalf of its subsidiaries and affiliates, including as an exhibit thereto the form of Management Agreement for Six Continents-branded hotels (filed as Exhibit 10.28 to FelCor's March 2001 10-Q and incorporated herein by reference).

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        -------- ------------------------

         10.3 - Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Six Continents Hotels, as manager, with respect to FelCor's Six Continents branded hotels (included as an exhibit to the Leasehold Acquisition Agreement filed as Exhibit 10.2 above).

         10.4 - Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor's Embassy Suites hotels, including the form of Embassy Suites License Agreement attached as an exhibit thereto (filed as Exhibit 10.5 to FelCor's 2001 10-K and incorporated herein by reference).

         10.5 - Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor's Doubletree and Doubletree Guest Suites hotels (filed as Exhibit 10.6 to FelCor's 2001 10-K and incorporated herein by reference).

         10.6 - Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor's Sheraton and Westin hotels (filed as Exhibit 10.7 to FelCor's 2001 10-K and incorporated herein by reference).

         10.7 - Employment Agreement dated as of July 28, 1994 between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to FelCor's Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended December 31, 1994 ("FelCor's 1994 10-K/A") and incorporated herein by reference).

         10.8   - Restricted Stock and Stock Option Plan of FelCor (filed as
                  Exhibit 10.9 to FelCor's 1994 10-K/A and incorporated herein by reference).

         10.9 - Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to FelCor's 2001 10-K and incorporated herein by reference).

         10.10 - 1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("FelCor's 1995 10-K") and incorporated herein by reference).

         10.11 - Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to FelCor's Form 10-Q for the quarter ended September 30, 1999 ("FelCor's September 1999 10-Q") and incorporated herein by reference).

         10.12  - 1998 Restricted Stock and Stock Option Plan (filed as Exhibit
                  4.2 to FelCor's Registration Statement on Form S-8 (File No. 333-66041) and incorporated herein by reference).

         10.13 - Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor's Post- Effective Amendment on Form S-3 to Form S-4 Registration Statement (File No. 333-50509) and incorporated herein by reference).

         10.14 - Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 99.2 to FelCor's Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (File No. 333- 50509) and incorporated herein by reference).

         10.15 - Form of Severance Agreement for executive officers and certain key employees of FelCor (filed as Exhibit 10.13 to FelCor's 1998 10-K and incorporated herein by reference).

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        -------- ------------------------

         10.16 - Stockholders' and Registration Rights Agreement dated as of July 27, 1998 by and among FelCor, Bass America, Inc., Holiday Corporation, Bass plc, United/Harvey Investors I, L.P., United/Harvey Investors II, L.P., United/Harvey Investors III, L.P., United/Harvey Investors IV, L.P., and United/Harvey Investors V, L.P. (filed as Exhibit 10.18 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

         10.17 - Seventh Amended and Restated Credit Agreement dated as of July 26, 2001, among FelCor, FelCor LP and FelCor Canada Co., as Borrowers, the Lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as Administrative Agents, Bankers Trust Company, as Syndication Agent, J.P. Morgan Securities Inc., and Deutsche Banc Alex. Brown, Inc., as Co-Lead Arrangers and Joint Bookrunners, and Bank of America, N.A. and Salomon Smith Barney Inc., as Document Agents (filed as Exhibit 10.17 to FelCor's Form 10-Q for the quarter ended June 30, 2001 ("FelCor's June 2001 10-Q") and incorporated herein by reference).

         10.17.1- First Amendment dated as of November 6, 2001, among FelCor,
                  FelCor LP and FelCor Canada Co., as Borrowers, the lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as Administrative Agents, and Bankers Trust Company, as Syndication Agent (filed as Exhibit
                  10.17.1 to FelCor's Form 10-Q for the quarter ended September 30, 2001 ("FelCor's September 2001 10-Q") and incorporated herein by reference).

         10.18 - Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company, Bristol Lodging Holding Company, Nomura Asset Capital Corporation, as Administrative Agent and Collateral Agent for Lenders, and Bankers Trust Company, as Co-Agent for Lenders (filed as Exhibit 10.10 to the Bristol Hotel Company Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

         10.18.1- First Amendment to Loan Agreement and Ancillary Loan Documents made as of May 28, 1999, among FelCor Lodging Company, L.L.C., FelCor Lodging Holding Company, L.L.C. and LaSalle National Bank, as Trustee for Nomura Asset Securities Corporation Commercial Pass-Through Certificates Series 1998-D6, as administrative agent and collateral agent (filed as Exhibit
                  10.19.1 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 ("FelCor's 1999 10-K") and incorporated herein by reference).

         10.19 - Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to FelCor's March 1999 10-Q and incorporated herein by reference).

         10.19.1- Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, L.P., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 ("FelCor's June 1999 10-Q") and incorporated herein by reference).

         10.20 - Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.20.1, also executed by FelCor/CSS Holdings, L.P. with respect to the

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       ---------  ------------------------

                  Embassy Suites-Anaheim and Embassy Suites-Deerfield Beach, and by FelCor LP with respect to the Embassy Suites-Palm Desert (filed as Exhibit 10.24.2 to FelCor's June 1999 10-Q and incorporated herein by reference).

         10.20.1- Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites-Dallas Market Center), $14,000,000 (Embassy Suites-Dallas Love Field), $12,450,000 (Embassy Suites-Tempe), $11,550,000 (Embassy Suites-Anaheim), $8,900,000 (Embassy Suites-Palm Desert), $15,600,000 (Embassy Suites-Deerfield Beach) (filed as Exhibit 10.24.1 to FelCor's June 1999 10-Q and incorporated herein by reference).

         10.21 - Form Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.21.2 (filed as Exhibit 10.24 to FelCor's Form 10-Q for the quarter ended June 30, 2000 ("FelCor's June 2000 10-Q") and incorporated herein by reference).

         10.21.1- Form of Accommodation Cross-Collateralization Mortgage and
                  Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to FelCor's June 2000 10-Q and incorporated herein by reference).

         10.21.2- Form of fourteen separate Promissory Notes each dated April
                  20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O'Hare Airport, Illinois), $12,500,000 (Chicago O'Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont), and, $10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to FelCor's June 2000 10-Q and incorporated herein by reference).

         10.22 - Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.22.1 (filed as Exhibit 10.25 to FelCor's June 2000 10-Q and incorporated herein by reference).

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       --------- ------------------------

         10.22.1- Form of eight separate Promissory Notes each dated May 2,
                  2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000
                  (Orlando South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey), and $26,268,000 (South San Francisco, California) (filed as
                  Exhibit 10.25.1 to FelCor's June 2000 10-Q and incorporated herein by reference).

         10.23 - Registration Rights Agreement dated as of September 8, 2000 among FelCor, FelCor LP, Deutsche Banc Securities Inc., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Banc One Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc., and Scotia Capital (USA) Inc. (filed as Exhibit 10.26 to the Registration Statement on Form S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         10.24 - Registration Rights Agreement dated as of January 11, 2001, among FelCor, FelCor LP and Deutsche Bank Securities Inc (filed as Exhibit 10.26 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).

         10.25 - Registration Rights Agreement dated as of June 4, 2001, by and among FelCor LP, FelCor, and Deutsche Banc Alex. Brown Inc., in its individual capacity and on behalf of J.P. Morgan Securities Inc., Banc of America Securities LLC, Salomon Smith Barney Inc., Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SG Cowen Securities Corporation, Credit Lyonnais Securities (USA) Inc., Scotia Capital (USA) Inc., BMO Nesbitt Burns Corp., Fleet Securities, Inc., PNC Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC (filed as Exhibit 10.29 to FelCor's Form 8-K dated June 4, 2001 and filed June 14, 2001, and incorporated herein by reference).

         10.26 - Registration Rights Agreement dated as of December 3, 2001, by and among FelCor, FelCor LP, Deutsche Banc Alex. Brown, J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc. (filed as Exhibit 10.27 to FelCor's 2001 10-K and incorporated herein by reference).

         21*    - List of Subsidiaries of the Company.

         23*    - Consent of PricewaterhouseCoopers LLP.

----------
   * Indicates that the document is filed herewith.

         b)       Reports on Form 8-K

         No current reports on Form 8-K were filed by FelCor LP during the three months ended December 31, 2001, other than a current report on Form 8-K that was filed on October 5, 2001, which is described in the FelCor LP's Form 10-Q for the quarter ended September 30, 2001.

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

                                      FELCOR LODGING LIMITED PARTNERSHIP
                                      a Delaware Limited Partnership

                                      By: FelCor Lodging Trust Incorporated
                                          Its General Partner

                                      By:       /s/Lawrence D. Robinson
                                          ------------------------------------
                                                   Lawrence D. Robinson
                                                 Executive Vice President
Date:    March 29, 2002

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


                           DATE                                                  SIGNATURE
                           ----                                                  ---------

                      March 25, 2002                                       /s/Donald J. McNamara
                                                            -----------------------------------------------------
                                                                             Donald J. McNamara
                                                                     Chairman of the Board and Director

                      March 29, 2002                                     /s/Thomas J. Corcoran, Jr.
                                                            -----------------------------------------------------
                                                                          Thomas J. Corcoran, Jr.
                                                              President and Director (Chief Executive Officer)

                      March 29, 2002                                       /s/Richard J. O'Brien
                                                            -----------------------------------------------------
                                                                             Richard J. O'Brien
                                                            Executive Vice President and Chief Financial Officer
                                                                       (Principal Financial Officer)

                      March 29, 2002                                        /s/Lester C. Johnson
                                                            -----------------------------------------------------
                                                                             Lester C. Johnson
                                                                    Senior Vice President and Controller
                                                                       (Principal Accounting Officer)

                      March 25, 2002                                         /s/Melinda J. Bush
                                                            -----------------------------------------------------
                                                                         Melinda J. Bush, Director

                      March 25, 2002                                      /s/Richard S. Ellwood
                                                            -----------------------------------------------------
                                                                        Richard S. Ellwood, Director

                      March 25, 2002                                       /s/Richard O. Jacobson
                                                            -----------------------------------------------------
                                                                       Richard O. Jacobson, Director

                      March 26, 2002                                    /s/Charles A. Ledsinger, Jr.
                                                            -----------------------------------------------------
                                                                    Charles A. Ledsinger, Jr., Director

                      March 26, 2002                                       /s/Robert H. Lutz, Jr.
                                                            -----------------------------------------------------
                                                                       Robert H. Lutz, Jr., Director

                      March 26, 2002                                      /s/Charles N. Mathewson
                                                            -----------------------------------------------------
                                                                       Charles N. Mathewson, Director

                      March   , 2002
                                                            -----------------------------------------------------
                                                                       Thomas A. McChristy, Director

                      March 26, 2002                                        /s/Richard C. North
                                                            -----------------------------------------------------
                                                                         Richard C. North, Director

                      March 25, 2002                                         /s/Michael D. Rose
                                                            -----------------------------------------------------
                                                                         Michael D. Rose, Director

                       FELCOR LODGING LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION



Report of Independent Accountants....................................................................................F-2
Consolidated Balance Sheets - December 31, 2001 and 2000.............................................................F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999...........................F-4
Consolidated Statements of Comprehensive Income......................................................................F-5
Consolidated Statements of Partners' Capital for the years ended December 31, 2001, 2000 and 1999....................F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...........................F-7
Notes to Consolidated Financial Statements...........................................................................F-8
Report of Independent Accounts on Financial Statement Schedule......................................................F-33
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001.....................................F-34

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of FelCor Lodging Trust Incorporated


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, partners' capital and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities".


PricewaterhouseCoopers LLP


Dallas, Texas
February [           ], 2002

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                            2001           2000
                                                                                        ------------   ------------
                                                       ASSETS

Investment in hotels, net of accumulated depreciation of
     $630,962 in 2001 and $473,101 in 2000 ..........................................   $  3,664,712   $  3,750,275
Investment in unconsolidated entities ...............................................        151,047        128,593
Hotels held for sale ................................................................         38,937        129,294
Cash and cash equivalents ...........................................................        128,742         26,060
Accounts receivable, net of allowance for doubtful accounts of $1,404 in 2001 .......         53,836         31,241
Note receivable from unconsolidated entity ..........................................                         7,695
Deferred expenses, net of accumulated amortization of
     $10,672 in 2001 and $7,146 in 2000 .............................................         31,249         23,944
Other assets ........................................................................         20,406          6,501
                                                                                        ------------   ------------
          Total assets ..............................................................   $  4,088,929   $  4,103,603
                                                                                        ============   ============

                                          LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $7,768 in 2001 and $6,443 in 2000 ..........................   $  1,938,408   $  1,838,241
Distributions declared but unpaid ...................................................          8,172         33,957
Accrued expenses and other liabilities ..............................................        173,496         94,232
Minority interest in other partnerships .............................................         49,559         50,774
                                                                                        ------------   ------------
          Total liabilities .........................................................      2,169,635      2,017,204
                                                                                        ------------   ------------

Commitments and contingencies

Redeemable units at redemption value ................................................        150,479        205,800
Preferred units:
   Series A Cumulative Preferred Units, 5,981 issued and outstanding ................        149,515        149,515
   Series B Redeemable Preferred Units, 58 units issued and outstanding .............        143,750        143,750

Partners' Capital ...................................................................      1,475,550      1,587,334
                                                                                        ------------   ------------

          Total liabilities and partners' capital ...................................   $  4,088,929   $  4,103,603
                                                                                        ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                   2001            2000            1999
                                                               ------------    ------------    ------------
Revenues:
   Hotel operating revenue:
     Room ..................................................   $    866,101
     Food and beverage .....................................        157,812
     Other operating departments ...........................         58,931
   Percentage lease revenue ................................        115,137    $    536,907    $    490,893
   Retail space rental and other revenue ...................          2,990           3,057           2,194
                                                               ------------    ------------    ------------

Total revenues .............................................      1,200,971         539,964         493,087
                                                               ------------    ------------    ------------

Expenses:
   Hotel operating expenses:
     Room ..................................................        212,857
     Food and beverage .....................................        122,999
     Other operating departments ...........................         26,789
   Other property operating costs ..........................        290,247
   Management and franchise fees ...........................         57,739
   Taxes, insurance and lease expense ......................        141,621          92,633          77,130
   Corporate expenses ......................................         12,678          12,256           9,122
   Depreciation ............................................        157,692         160,745         152,948
   Lease termination costs .................................         36,604
   Merger termination costs ................................         19,919
                                                               ------------    ------------    ------------
Total operating expenses ...................................      1,079,145         265,634         239,200
                                                               ------------    ------------    ------------

Operating income ...........................................        121,826         274,330         253,887

Interest expense, net:
   Recurring financing .....................................        158,343         156,712         123,005
   Merger related financing ................................          5,486
Swap termination expense ...................................          7,049
Loss on assets held for sale ...............................          7,000          63,000
                                                               ------------    ------------    ------------

Income (loss) before equity in income from
      unconsolidated entities, minority interests,
      gain on sale of assets, and extraordinary items ......        (56,052)         54,618         130,882
   Equity in income from unconsolidated entities ...........          7,346          14,820           8,484
   Minority interest in other partnerships .................         (3,585)         (3,570)         (2,713)
   Gain on sale of assets ..................................          3,417           4,388             236
                                                               ------------    ------------    ------------
Income (loss) before extraordinary items ...................        (48,874)         70,256         136,889
   Extraordinary charge from write off of deferred
      financing fees .......................................         (1,270)         (3,865)         (1,113)
                                                               ------------    ------------    ------------
Net income (loss) ..........................................        (50,144)         66,391         135,776
   Preferred distributions .................................        (24,600)        (24,682)        (24,735)
                                                               ------------    ------------    ------------
Net income (loss) applicable to unitholders ................   $    (74,744)   $     41,709    $    111,041
                                                               ============    ============    ============

Per unit data:
   Basic
     Net income (loss) applicable to unitholders ...........   $      (1.21)   $       0.67    $       1.58
                                                               ============    ============    ============
     Weighted average units outstanding ....................         61,635          62,301          70,372
   Diluted
     Net income (loss) applicable to unitholders ...........   $      (1.21)   $       0.67    $       1.57
                                                               ============    ============    ============
     Weighted average units outstanding ....................         61,635          62,556          70,561

        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)



                                                                   2001            2000           1999
                                                               ------------    ------------   ------------
Net income (loss) ..........................................   $    (50,144)   $     66,391   $    135,776
Cumulative transition adjustment from interest rate swaps ..            248
Unrealized holding losses from interest rate swaps .........         (7,297)
Losses realized on interest rate swap terminations .........          7,049
Foreign currency translation adjustment ....................           (376)
                                                               ------------    ------------   ------------
     Comprehensive income (loss) ...........................   $    (50,520)   $     66,391   $    135,776
                                                               ============    ============   ============










        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

Balance, December 31, 1998 .............   $  2,042,375

Contributions ..........................            583
Redemption of units ....................        (98,387)
Distributions ..........................       (179,185)
Allocations to redeemable units ........         16,489
Net income .............................        135,776
                                           ------------

Balance, December 31, 1999 .............      1,917,651

Contributions ..........................          3,410
Redemption of units ....................       (190,416)
Distributions ..........................       (158,104)
Allocations to redeemable units ........        (51,598)
Net income .............................         66,391
                                           ------------

Balance, December 31, 2000 .............      1,587,334

Contributions ..........................         17,111
Redemption of units ....................         (9,218)
Distributions ..........................       (134,694)
Allocations to redeemable units ........         65,161
Net loss ...............................        (50,144)
                                           ------------

Balance, December 31, 2001 .............   $  1,475,550
                                           ============











        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                                            2001           2000           1999
                                                                                        ------------   ------------   ------------
Cash flows from operating activities:
          Net income (loss) ..........................................................  $    (50,144)  $     66,391   $    135,776
          Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                    Depreciation .....................................................       157,692        160,745        152,948
                    Gain on sale of assets ...........................................        (3,417)        (4,388)          (236)
                    Amortization of deferred financing fees ..........................         5,292          4,628          2,768
                    Accretion of debt ................................................            17           (692)          (952)
                    Amortization of unearned officers' and directors' compensation ...         2,093          1,478            652
                    Equity in income from unconsolidated entities ....................        (7,346)       (14,820)        (8,484)
                    Extraordinary write off of deferred financing fees ...............         1,270          3,865          1,113
                    Lease termination costs ..........................................        36,604
                    Loss on assets held for sale .....................................         7,000         63,000
                    Minority interest in other partnerships ..........................         3,585          3,570          2,713
              Changes in assets and liabilities:
                    Accounts receivable ..............................................         6,645         (9,664)           574
                    Deferred expenses ................................................       (13,801)       (16,964)        (9,313)
                    Other assets .....................................................         2,018         (5,339)          (282)
                    Accrued expenses and other liabilities ...........................       (16,543)        25,494          5,088
                                                                                        ------------   ------------   ------------
               Net cash flow provided by operating activities ........................       130,965        277,304        282,365
                                                                                        ------------   ------------   ------------

Cash flows provided by (used in) investing activities:
          Acquisition of hotels ......................................................                                     (10,802)
          Acquisition of unconsolidated entities .....................................                                      (7,452)
          Improvements and additions to hotels .......................................       (65,446)       (95,235)      (222,320)
          Operating cash received in acquisition of lessees ..........................        29,731
          Proceeds from sale of assets ...............................................        66,330         35,111         15,476
          Cash distributions from unconsolidated entities ............................         8,132         25,358         19,581
                                                                                        ------------   ------------   ------------
               Net cash flow provided by (used in) investing activities ..............        38,747        (34,766)      (205,517)
                                                                                        ------------   ------------   ------------

Cash flows provided by (used in) financing activities:
          Proceeds from borrowings ...................................................     1,122,172        997,424      1,034,667
          Repayment of borrowings ....................................................    (1,020,290)      (992,635)      (804,915)
          Redemption of units ........................................................        (4,127)       (88,542)       (98,387)
          Proceeds from exercise of FelCor stock options .............................           678                             8
          Distributions paid to minority interests in other partnerships .............        (4,799)        (5,229)
          Distributions paid to unitholders ..........................................      (136,094)      (138,928)      (180,803)
          Distributions paid to preferred unitholders ................................       (24,600)       (24,691)       (25,987)
                                                                                        ------------   ------------   ------------
               Net cash flow used in financing activities ............................       (67,060)      (252,601)       (75,417)
                                                                                        ------------   ------------   ------------

Effect of exchange rate changes on cash ..............................................            30
Net change in cash and cash equivalents ..............................................       102,682        (10,063)         1,431
Cash and cash equivalents at beginning of periods ....................................        26,060         36,123         34,692
                                                                                        ------------   ------------   ------------
Cash and cash equivalents at end of periods ..........................................  $    128,742   $     26,060   $     36,123
                                                                                        ============   ============   ============

Supplemental cash flow information --
          Interest paid ..............................................................  $    164,261   $    143,594   $    125,085
                                                                                        ============   ============   ============



        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") at December 31, 2001, had ownership interest in 183 hotels in the United States and Canada with nearly 50,000 rooms and suites. The sole general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, one of the nation's largest hotel real estate investment trusts or REITs. At December 31, 2001, FelCor owned a greater than 85% equity interest in the Company. At December 31, 2001, the Company owned a 100% interest in 150 of the hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and a 50% interest in separate unconsolidated entities that own 24 Hotels. Thirteen of the Company's hotels are designated as held for sale at December 31, 2001.

         On May 9, 2001, the Company entered into a merger agreement with MeriStar Hospitality Corporation ("MeriStar"). On September 21, 2001, the Company and MeriStar jointly announced the termination of the merger. The decision to terminate the merger resulted from the September 11 terrorist attacks and their subsequent adverse impact on the financial markets. As a result of the merger termination, the Company expensed $19.9 million associated with the merger and $5.5 million of merger financing costs for the year ended December 31, 2001.

         On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable subsidiaries ("TRSs") that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for 96 hotels that were leased to either DJONT Operations, L.L.C. and its consolidated subsidiaries (collectively "DJONT") or subsidiaries of Six Continents Hotels. Effective July 1, 2001, the Company acquired the remaining 88 hotel leases held by Six Continents Hotels. By acquiring these leases through its TRSs, the Company acquired the economic benefits and risks of the operations of these hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

         The following table provides a schedule of the Company's hotels by brand at December 31, 2001:

           BRAND
           -----
           Hilton Hotels Corporation ("Hilton") brands:
                Embassy Suites Hotels(R)................................................     59
                Doubletree(R) and Doubletree Guest Suites(R)............................     13
                Hampton Inn(R)..........................................................      7
                Hilton Suites(R)........................................................      1
                Homewood Suites(R)......................................................      1
                Six Continents Hotels Brands:
                Holiday Inn(R)..........................................................     44
                Crowne Plaza(R) and Crowne Plaza Suites(R)..............................     18
                Holiday Inn Select(R)...................................................     10
                Holiday Inn Express(R)..................................................      5
                Starwood Hotels & Resorts Worldwide Inc. ("Starwood") brands:
                Sheraton(R) and Sheraton Suites(R)......................................     10
                Westin(R)...............................................................      1
                Other brands............................................................     14
                                                                                          -----
                Total hotels............................................................    183
                                                                                          =====

         The Company's hotels are located in the United States (35 states) and Canada, with a concentration in Texas (41 hotels), California (19 hotels), Florida (17 hotels) and Georgia (14 hotels). Approximately 54% of the Company's hotel room revenues were generated from hotels in these four states.

                       FELCOR LODGING LIMITED PARTNERSHIP

1.  ORGANIZATION -- (CONTINUED)

         At December 31, 2001 of the Company's 183 hotels, (i) subsidiaries of Six Continents Hotels managed 89, (ii) subsidiaries of Hilton managed 71, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation ("IHC") managed eight and (v) three independent management companies managed four.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or partners' capital.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- The accompanying consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated entities (50 percent owned ventures) are accounted for by the equity method.

         Use of Estimates -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Investment in Hotels -- The Company's hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 31 to 40 years for buildings and improvements and three to seven years for furniture, fixtures, and equipment.

         The Company periodically reviews the carrying value of each of its hotels to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company has not recorded any loss for impairment of any investments in its hotels except as established for the hotels held for sale.

         Maintenance and repairs are expensed and major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

         Investment in Unconsolidated Entities --The Company owns a 50% interest in various real estate ventures in which the partners or members jointly make all material decisions concerning the business affairs and operations, additionally, the Company owns a preferred equity interest in one of these real estate ventures. Accordingly, the Company does not control these entities and carries its investment in unconsolidated entities at cost, plus its equity in net earnings, less distributions received since the date of acquisition. Equity in net earnings is adjusted for the straight-line amortization, over the lower of 40 years or the remaining life of the venture, of the difference between the Company's cost and its proportionate share of the underlying net assets at the date of acquisition.

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Hotels Held for Sale -- The Company classifies hotels it expects to sell within the next 12 months as held for sale. Operations for these hotels are included in operating income, however, no depreciation expense is recorded on these hotels. The carrying values of these hotels are reviewed periodically and marked to the lower of cost or estimated net sales proceeds with the corresponding adjustment taken to expense.

         Cash and Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in cash and cash equivalents is $13.2 million and $15.6 million in 2001 and 2000, respectively which is held in escrow under certain of our debt agreements.

         The Company places cash deposits at major banks. The Company's bank account balances may exceed the Federal Depository Insurance Limits of $100,000, however, management believes the credit risk related to these deposits is minimal.

         Deferred Expenses -- Deferred expenses, consisting primarily of loan costs, are recorded at cost. Amortization is computed using a method that approximates the interest method over the maturity of the related debt.

         Other Assets -- Other assets consist primarily of hotel operating inventories, prepaid expenses and deposits.

         Revenue Recognition -- Prior to January 2001, the Company's principal source of revenue was from percentage lease revenue. Percentage lease revenue was comprised of fixed base rent and percentage rent which was based on room revenues above certain annual thresholds. All annual thresholds were based on periods ending December 31. Base rent was recognized as income on the straight-line basis and percentage rent was recognized as income when annual thresholds were met. At December 31, 2001, the Company had no hotels leased to third parties.

         Beginning in January 2001, in conjunction with the effectiveness of the RMA, the Company started acquiring its lessees and leases and began to earn room revenue, food and beverage revenue and other revenue through the operations of its hotels. The Company recognizes these revenues as the hotel services are performed.

         Foreign Currency Translation -- Results of operations for the Company's Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income. At December 31, 2001, partners' capital included $376,000 of other comprehensive loss associated with foreign exchange translation.

         Capitalized Interest -- The Company capitalizes interest and certain other costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2001, 2000, and 1999 were approximately $1.2 million, $2.0 million and $7.4 million, respectively.

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

         At December 31, 2001, 2000, and 1999, the Company's Series A Cumulative Preferred Unit ("Series A preferred unit"), if converted to units, would be antidilutive; accordingly the Series A preferred units are not assumed to be converted in the computation of diluted earnings per unit. At December 31, 2001, the majority of FelCor stock options granted are antidilutive and are not included in the computation of diluted earnings per unit.

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Derivatives -- On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

         Upon adoption of SFAS 133, on January 1, 2001, the Company recorded the fair value of its interest rate swap agreements, having a notional value of $250 million, as an asset of $248,000 with a corresponding credit to accumulated other comprehensive income reported in stockholders' equity.

         Segment Information -- SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined its business is conducted in one operating segment.

         Distributions and Dividends -- The Company pays regular quarterly distributions on its units. Additionally, the Company pays regular quarterly distributions on preferred units in accordance with its preferred unit distribution requirements.

         For 2001, the Company paid distributions of $1.70 per unit, $1.95 per unit of its Series A preferred units and $2.25 per depositary unit evidencing its 9% Series B Redeemable Preferred Units ("Series B preferred units").

         Minority Interests -- Minority interests in consolidated subsidiaries represents the proportionate share of the equity in consolidated subsidiaries not owned by the Company. Income and loss is allocated to minority interest based on the weighted average percentage ownership throughout the year.

         Income Taxes -- No provision for federal income taxes has been reflected in the financial statements because all taxable income or loss, or tax credits are passed through to the partners.

3.  ACQUISITION OF HOTEL LEASES

         As a result of the passage of the RMA, effective January 1, 2001 the Company acquired 100% of DJONT, which owned leases on 85 of our hotels, and contributed it to a TRS. In consideration, the Company issued 416,667 of its units, valued at approximately $10 million, and assumed DJONT's accumulated stockholders' deficit of $25 million, which was expensed as lease termination cost in 2001. On January 1, 2001, the Company acquired from Six Continents Hotels the leases covering 11 hotels, terminated one additional lease in connection with the sale of the related hotel and terminated the 12 related management agreements in exchange for FelCor issuing 413,585 shares of its common stock valued at approximately $10 million. Of this $10 million in consideration, approximately $2 million was expensed as lease termination costs in 2001 and $8 million was expensed in 2000, in connection with the designation of certain of these hotels as held for sale. Of the 11 hotels, two have been sold, eight have been contributed to a joint venture with IHC, and one will be retained.

                       FELCOR LODGING LIMITED PARTNERSHIP

3.  ACQUISITION OF HOTEL LEASES -- (CONTINUED)

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of the leases on these 96 hotels. The fair values of the acquired assets and liabilities at January 1, 2001, are as follows (in thousands):

Cash and cash equivalents .............................   $     25,300
Accounts receivable ...................................         30,214
Other assets ..........................................         17,318
                                                          ------------
Total assets acquired .................................         72,832
                                                          ------------

Accounts payable ......................................         18,656
Due to FelCor LP. .....................................         30,687
Accrued expenses and other liabilities ................         40,372
                                                          ------------
Total liabilities assumed .............................         89,715
                                                          ------------
Liabilities assumed in excess of assets acquired ......         16,883
Value of common stock and units issued ................         19,721
                                                          ------------
     Lease termination costs ..........................   $     36,604
                                                          ============

         The Company acquired the remaining 88 hotel leases held by Six Continents Hotels on July 1, 2001. In consideration for the acquisition of these leases, the Company entered into long term management agreements with Six Continents Hotels with regard to these hotels, and FelCor issued to Six Continents Hotels 100 shares of its common stock. The management fees payable to Six Continents Hotels include compensation to Six Continents Hotels for both management services and the acquisition of the 88 leases and, as such, are higher than those paid by the Company to other managers for comparable services. Management fees under these management contracts will be expensed as incurred.

         The Company purchased certain assets and acquired certain liabilities with the acquisition of the 88 hotel leases. The fair value of the assets and liabilities assumed at July 1, 2001 are as follows (in thousands):

Cash and cash equivalents ........................   $      4,431
Accounts receivable ..............................         30,964
Other assets .....................................          6,941
                                                     ------------
          Total assets acquired ..................   $     42,336
                                                     ============

Accounts payable .................................   $      7,660
Accrued expenses and liabilities .................         34,676
                                                     ------------
          Total liabilities assumed ..............   $     42,336
                                                     ============

4.  INVESTMENT IN HOTELS

         Investment in hotels at December 31, 2001 and 2000, consists of the following (in thousands):

                                                              2001            2000
                                                          ------------    ------------
Land ..................................................   $    322,010    $    321,994
Building and improvements .............................      3,512,442       3,477,006
Furniture, fixtures and equipment .....................        447,429         409,011
Construction in progress ..............................         13,793          15,365
                                                          ------------    ------------
                                                             4,295,674       4,223,376
Accumulated depreciation ..............................       (630,962)       (473,101)
                                                          ------------    ------------
                                                          $  3,664,712    $  3,750,275
                                                          ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

5.  INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company owned 50% interests in joint venture entities that owned 24 hotels at December 31, 2001, and 16 hotels at December 31, 2000. The Company also owned a 50% interest in entities that owned an undeveloped parcel of land, provided condominium management services, leased eight hotels and developed and sold condominiums in Myrtle Beach, South Carolina. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                   DECEMBER 31,
                                                          ---------------------------
                                                                  2001           2000
                                                          ------------   ------------
Balance sheet information:
     Investment in hotels .............................   $    365,802   $    294,941
     Debt (a) .........................................   $    266,238   $    225,302
     Equity ...........................................   $    116,032   $     82,986

                                                                    YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                                  2001            2000            1999
                                                          ------------    ------------    ------------
Statements of operations information:
     Total revenues ...................................   $     87,795    $     80,761    $     69,146
     Net income .......................................   $     17,498    $     30,729    $     21,726

     Net income attributable to the Company ...........   $      8,749    $     16,962    $     10,626
     Preferred equity distribution ....................          1,103
     Amortization of cost in excess of book value .....         (2,506)         (2,142)         (2,142)
                                                          ------------    ------------    ------------
     Equity in income from unconsolidated entities ....   $      7,346    $     14,820    $      8,484
                                                          ============    ============    ============

                  (a) Debt consists of $266 million of non-recourse mortgage debt and $440 thousand of full-recourse debt guaranteed by the Company.

6.  HOTELS HELD FOR SALE

         In 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels. In connection with the decision to sell these hotels, in 2000 the Company recorded an expense of $63 million representing the difference between the net book value and estimated fair market value of these hotels. In 2001 the Company recognized an additional $7 million expense to reflect the deterioration of the market value of the remaining 13 hotels held for sale. No depreciation expense has been recorded on these hotels since June 30, 2000.

         During 2000, one of these hotels was sold and the Company recognized a gain of approximately $135,000.

         In March 2001, the Company contributed eight of the hotels held for sale to a joint venture in which the Company retains a 50% equity interest and an affiliate of IHC holds the other 50% equity interest. The Company contributed hotels with a book value of approximately $77 million, and received net cash proceeds of approximately $52 million. The Company retained an $8 million common equity interest and a $17 million preferred equity interest paying 9%. No gain or loss was recorded in connection with this transaction. The Company also made a loan of approximately $4 million to IHC, secured by its interest in the venture.

                       FELCOR LODGING LIMITED PARTNERSHIP

6.  HOTELS HELD FOR SALE -- (CONTINUED)

         In June 2001, the Company sold the 140-room Hampton Inn located in Marietta, Georgia, for a net sales price of $7 million. In September 2001, the Company sold the 119-room Hampton Inn located in Jackson, Mississippi for a net sales price of $4 million. In November 2001, the Company sold the 129-room Doubletree Hotel located in Tampa, Florida for a net sales price of $3 million. No gain or loss from these sales were recorded.

         The Company is actively marketing the remaining 13 hotels held for sale. Revenues related to the hotels held for sale, less costs associated with those assets, were included in the Company's results of operations for the year ended December 31, 2001 and 2000, and represented income of approximately $11 million and $16 million (net of $3 million in depreciation expense for 2000), respectively.

7.  DEBT

         Debt at December 31, 2001 and 2000, consists of the following (in thousands):

                                                          DECEMBER 31,
                                                              2001                         DECEMBER      DECEMBER 31,
                                        COLLATERAL (b)   INTEREST RATE    MATURITY DATE      2001           2000
                                        --------------   -------------    -------------  -----------     -----------
  FLOATING RATE DEBT:
  Line of credit                          None                4.48        October 2004      $ 49,674     $   112,000
  Mortgage debt                           3 hotels               -        February 2003                       61,909
  Publicly-traded term notes-swapped(a)   None                5.40        October 2004       174,633
    Promissory note                       None                3.88        June 2016              650             650
                                                              ----                       -----------     -----------
  Total floating rate debt                                    5.19%                          224,957         174,559
                                                                                         -----------     -----------

  FIXED RATE DEBT:
  Line of credit - swapped                None                   -        October 2004                       250,000
  Publicly-traded term notes              None                   -        October 2004                       174,505
  Publicly-traded term notes              None                7.63        October 2007       124,419         124,320
  Publicly-traded term notes              None                9.50        September 2008     595,525         394,731
  Publicly-traded term notes              None                8.50        June 2011          297,655
  Mortgage debt                           15 hotels           7.24        November 2007      137,541         140,148
  Mortgage debt                           7 hotels            7.54        April 2009          95,997          97,604
  Mortgage debt                           6 hotels            7.55        June 2009           72,209          73,389
  Mortgage debt                           7 hotels            8.73        May 2010           142,254         144,032
  Mortgage debt                           8 hotels            8.70        May 2010           182,802         184,829
  Other                                   6 hotels            6.96        2000 - 2005         65,049          80,124
                                                              ----                       -----------     -----------
  Total fixed rate debt                                       8.59                         1,713,451       1,663,682
                                                              ----                       -----------     -----------
  Total debt                                                  8.19%                      $ 1,938,408     $ 1,838,241
                                                              ====                       ===========     ===========

         (a) At December 31, 2001, the Company's $175 million publicly-traded notes due October 2004 were matched with interest rate swap agreements, which effectively convert the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements also have a maturity of October 2004. The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense.

         (b) At December 31, 2001, the Company had unencumbered investments in hotels with a net book value totaling $2.8 billion.

         All of the Company's floating rate debt at December 31, 2001, was based upon LIBOR. One month LIBOR at December 31, 2001 was 1.876%.

         If the rating agencies were to lower our senior unsecured debt ratings below the current level, the interest rate on $900 million of our outstanding senior unsecured debt would increase by 50 basis points, resulting in an increase in our interest expense.

                       FELCOR LODGING LIMITED PARTNERSHIP

7.  DEBT -- (CONTINUED)

         The Company's interest rate swap agreements at December 31, 2001, were entered into during the fourth quarter of 2001 and have a maturity date of October 2004, coinciding with the maturity date of $175 million of our publicly traded term notes. We entered into six separate interest rate swap agreements with three different financial institutions with a total notional value of $175 million. Under these agreements, we receive a fixed rate of 7.375% and pay the six-month LIBOR rate plus a spread ranging from 2.57% to 3.54%. The weighted average spread over LIBOR is 3.20%. The credit ratings for the financial institutions that are the counter-parties on the interest rate swap agreements range from A- to AA.

         Interest expense is reported net of interest income of $2.9 million, $1.9 million and $2.4 million for the year ended December 31, 2001, 2000, and 1999, respectively, and capitalized interest of $811,000, $1.1 million and $5.2 million, respectively.

         Interest expense associated with the terminated merger was $5.5 million and is presented net of $2.9 million of interest income from the proceeds of the senior notes held in escrow during the year ended December 31, 2001.

         On January 11, 2001, the Company completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 9 1/8%. The proceeds were used initially to pay down the Company's line of credit. In October 2001, the Company exchanged the $100 million in privately placed senior notes for notes with identical terms that are registered under the Securities Act of 1933.

         On June 4, 2001, the Company completed the private placement of $600 million in 8 1/2% senior unsecured notes that mature in 2011. Approximately $315 million of the proceeds were placed in escrow, pending the closing or termination of the merger with MeriStar. In October 2001, as the result of the merger termination, in accordance with the requirements of the indenture governing these notes, the Company redeemed $300 million in principal amount of these notes. The redemption price was 101% of the principal amount redeemed plus accrued interest and was paid out of the $315 million in escrowed funds. In October 2001, the Company exchanged the remaining privately placed notes for notes with identical terms that were registered under the Securities Act of 1933.

         In June 2001, in connection with the issuance of fixed rate senior notes and the subsequent prepayment of floating rate debt, the Company terminated $200 million of interest rate swaps, resulting in a $4.8 million swap termination cost recorded in the second quarter. An extraordinary charge of $225,000 was recorded to write-off unamortized deferred financing costs associated with the prepayment of the floating rate debt.

         On December 3, 2001, the Company completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a discount to yield 9.6%. The proceeds were used initially to pay down the Company's line of credit. In connection with the issuance of these notes and the prepayment of floating rate debt, the Company terminated $50 million of interest rate swaps resulting in a $2.2 million swap termination cost during the fourth quarter of 2001.

         On July 26, 2001, the Company entered into an amended and restated credit agreement, pursuant to which it obtained an increase in its line of credit from $600 million to $615 million. The maturity of the line of credit was also extended from August 1, 2003, to October 31, 2004, but the Company has the right to extend the maturity date for two consecutive one-year periods, subject to certain conditions. An extraordinary charge of $1 million was recorded to write-off unamortized deferred financing costs associated with the renewal of the Company's line of credit.

                       FELCOR LODGING LIMITED PARTNERSHIP

7.  DEBT -- (CONTINUED)

         On November 8, 2001, the Company further amended its unsecured line of credit. Although the Company was in compliance with its existing covenants prior to the amendment, it was necessary to amend the line of credit in anticipation of a continued negative RevPAR environment. The amendment allows for the relaxation of certain financial covenants through September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. The interest rate remains on the same floating rate basis with a tiered spread based on the Company's debt leverage ratio, but with added tiers to reflect the higher permitted leverage. The lenders' commitments under the line of credit remain at $615 million.

         In addition to the financial covenants, the Company's line of credit includes certain other affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. Under the amendment to the line of credit in November 2001, we agreed to certain more stringent limitations through September 30, 2002. After January 1, 2002, we may acquire hotel properties and make joint venture investments, subject to compliance with debt limitations, but with flexibility to make at least $50 million of acquisitions and $20 million of joint venture investments without specific lender approval, under certain circumstances. Also, we may be limited in making discretionary capital expenditures through September 30, 2002, other than discretionary capital expenditures for the expansion or renovation of existing hotels in an aggregate amount of $20 million, subject to an increase under certain circumstances. At December 31, 2001 the Company was in compliance with all of these covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the line of credit. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other indebtedness. Most of the mortgage debt is non-recourse to the Company and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         Future scheduled principal payments on debt obligations at December 31, 2001, are as follows (in thousands):

             YEAR
             2002.......................................................     $     12,922
             2003.......................................................           34,904
             2004.......................................................          238,903
             2005.......................................................           42,635
             2006.......................................................           14,216
             2007 and thereafter........................................        1,602,596
                                                                              -----------
                                                                                1,946,176
             Discount accretion over term...............................           (7,768)
                                                                              -----------
                                                                              $ 1,938,408
                                                                              ===========

8.  DERIVATIVES

         On the date the Company enters into a derivative contract, it designates the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). The Company has entered into both types of derivative contracts. For a fair value hedge the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to

                       FELCOR LODGING LIMITED PARTNERSHIP

8.  DERIVATIVES -- (CONTINUED)

which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or specific firm commitments. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair values of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

         The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); the derivative expires or is sold, terminated, or exercised; it is no longer probable that the forecasted transaction will occur; a hedged firm commitment no longer meets the definition of a firm commitment; or management determines that designating the derivative as a hedging instrument is no longer appropriate.

         When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

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

         To manage the relative mix of its debt between fixed and variable rate instruments, at December 31, 2001, the Company had entered into interest rate swap agreements with three financial institutions with a notional value of $175 million. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding fixed rate debt without an exchange of the underlying principal amount and effectively convert fixed rate debt to a variable rate.

                       FELCOR LODGING LIMITED PARTNERSHIP

8.  DERIVATIVES -- (CONTINUED)

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense by the Company, pursuant to the terms of its interest rate swap agreement, and will have a corresponding effect on its future cash flows. Under interest rate swaps then in force the Company paid $522,000 during 2001, received $1.8 million in 2000 and paid $1.7 million during 1999.

         To determine the fair values of its derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         The interest rate swap agreements held at December 31, 2001, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of the Company's swapped outstanding fixed rate debt. The estimated unrealized net loss on these interest rate swap agreements was approximately $1.5 million at December 31, 2001 and represents the amount the Company would either pay or receive to terminate the agreements based on current market rates.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards 107 requires disclosures about the fair value for all financial instruments, whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2001. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Management's estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; (iii) the borrowings under the Company's line of credit and interest rate swap agreements approximate carrying value because these borrowings accrue interest at floating interest rates based on market. The estimated fair value of the Company's fixed rate debt of $1.9 billion is $1.7 billion at December 31, 2001, based on current market interest rates estimated by the Company for similar debt with similar maturities.

                       FELCOR LODGING LIMITED PARTNERSHIP

10.  INCOME TAXES

         FelCor has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT FelCor must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is FelCor's management's current intention to adhere to these requirements and maintain FelCor's REIT status. As a REIT, FelCor generally will not be subject to corporate level federal income taxes on net income it distributes to its stockholders. If FelCor fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for subsequent taxable years. Even if FelCor qualifies for taxation as a REIT, FelCor may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local taxes.

         Under the RMA, which became effective January 1, 2001, the Company generally leases its hotels to wholly-owned TRSs that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 2001, the Company's TRSs had a deferred tax asset of approximately $12.8 million, prior to any valuation allowance, relating to losses of the TRSs during the year ended December 31, 2001. Management has provided a 100% valuation allowance against this asset due to the uncertainty of realization and, accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.

         At December 31, 2001 the Company had six Canadian hotels and was subject to Canadian federal and provincial taxes. For the years ended December 31, 2001, 2000, and 1999, the Company incurred liabilities of approximately $1.2 million, $490,000 and $422,000 for Canadian taxes.

11.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS

         FelCor is the sole general partner of the Company and is obligated to contribute the net proceeds from any issuance of its equity securities to the Company in exchange for units corresponding in number and terms to the equity securities issued by it. Units may also be issued by the Company to third parties in exchange for like number of shares of FelCor common stock or, at the options of FelCor, for the cash equivalent thereof. Due to these redemption rights, these limited partnership units have been excluded from partners' capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 2001 and 2000 there were 9,005,328 and 8,597,379 redeemable units outstanding. The value of the redeemable units are based on the closing market price of FelCor's common stock at the balance sheet date, which at December 31, 2001 and 2000 was $16.71 and $23.9375, respectively.

         In consideration for the acquisition of all the equity interests in DJONT, the Company issued 416,667 units of limited partnership interest on January 1, 2001. This transaction reduced FelCor's ownership of limited partnership in the Company from approximately 86% to approximately 85%.

         As of December 31, 2001, FelCor had approximately $946 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

                       FELCOR LODGING LIMITED PARTNERSHIP

11.  REDEEMABLE OPERATING PARTNERSHIP UNITS -- (CONTINUED)

Preferred Units

         FelCor's board of directors is authorized to provide for the issuance of up to 20,000,000 shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

         In 1996, FelCor issued 6.1 million shares of its Series A preferred stock at $25 per share. The Series A preferred stock bears an annual dividend equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A preferred stock is then convertible. Each share of the Series A preferred stock is convertible at the stockholder's option to 0.7752 shares of common stock, subject to certain adjustments, and could not be redeemed by FelCor before April 30, 2001. The proceeds from the Series A preferred stock were contributed to the Company in exchange for Series A preferred units. The preference on these units is the same as FelCor's Series A preferred stock. During 2000, holders of 69,400 shares of Series A preferred stock converted their shares to 53,798 common shares, which were issued from treasury shares.

         On May 1, 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of its Series B preferred stock, at $25 per depositary share. The Series B preferred stock and the corresponding depositary shares may be called by FelCor at par on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The Series B preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual distributions at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The proceeds from the Series B preferred stock were contributed to the Company in exchange for Series B preferred units. The preference on these units is the same as FelCor's Series B preferred stock.

         At December 31, 2001, all distributions then payable on the Series A and Series B preferred units had been paid.

Treasury Stock Repurchase Program

         FelCor's board of directors has authorized the repurchase of up to $300 million of its outstanding common shares. Stock repurchases may, at the discretion of management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. Beginning in January 2001, through March 27, 2001, FelCor repurchased approximately 179,000 shares of its outstanding common stock on the open market for approximately $4 million. Through December 31, 2001, FelCor repurchased approximately 10.5 million shares of common stock at an aggregate of approximately $189 million. This has been recorded as a reduction to partners' capital as a result of the redemption of units held by FelCor to fund the repurchase. The stock repurchase program has been suspended, and since March 27, 2001, FelCor has not repurchased any additional shares of its common stock in the open market.

         In consideration for the acquisition of 12 leases that were held by Six Continents Hotels, FelCor issued to Six Continents Hotels in January of 2001, 413,585 shares of its common stock. In July 2001, FelCor issued 100 shares of its common stock to Six Continents Hotels to acquire the remaining 88 leases still held by Six Continents Hotels.

         Other activity during 2001 included FelCor's issuance of 226,000 shares under restricted stock grants to employees and directors of FelCor, offset by the forfeiture of 25,300 shares under restricted stock grants and the exercise of 48,806 FelCor stock options.

                       FELCOR LODGING LIMITED PARTNERSHIP

12.  OTHER PROPERTY OPERATING COSTS

         Other property operating costs is comprised of the following for the year ended December 31, 2001 (in thousands):

Hotel general administrative expense.......................................     $ 93,652
Marketing..................................................................       87,042
Repair and maintenance.....................................................       54,603
Utilities..................................................................       49,561
Other......................................................................        5,389
                                                                                --------
           Total other property operating costs............................     $290,247
                                                                                ========

13.  TAXES, INSURANCE AND LEASE EXPENSE

         Taxes, insurance and lease expense is comprised of the following for the years ended December 31, 2001, 2000, and 1999 (in thousands):

                                                                2001           2000           1999
                                                            ------------   ------------   ------------
Real estate and personal property taxes .................   $     56,587   $     63,207   $     52,118
Percentage lease expense (a) ............................         55,722
Property and general liability insurance ................         11,525          4,065          3,481
State franchise and Canadian income taxes ...............          1,193          3,376          3,973
Land lease expense ......................................         15,757         21,985         17,558
Other ...................................................            837
                                                            ------------   ------------   ------------
           Total taxes, insurance, and lease expense ....   $    141,621   $     92,633   $     77,130
                                                            ============   ============   ============

(a) Represents percentage lease expense associated with the hotels owned by unconsolidated entities.

14.  LAND LEASES

         The Company leases land occupied by certain hotels from third parties under various operating leases. Certain leases contain contingent rent features based on gross revenue at the respective hotels. Future minimum lease payments under the Company's land lease obligations at December 31, 2001, are as follows (in thousands):

YEAR
----
2002 ......................................................   $       4,736
2003 ......................................................           4,712
2004 ......................................................           4,779
2005 ......................................................           4,578
2006 ......................................................           4,586
2007 and thereafter .......................................         144,647
                                                               ------------
                                                               $    168,038
                                                               ============

15.  GAIN ON SALE OF ASSETS

         In 2001, the Company received $3.9 million from the condemnation of three parcels of land and recorded a gain of $2.9 million. In 2001, the Company sold an undeveloped parcel of land adjacent to one of its hotels in Atlanta and recorded a gain of $462,000.

         In 2000, the Company sold two hotels for $33.8 million, recognizing a gain of $2.6 million, and vacant excess land and a billboard for $2.3 million recognizing a gain of $1.8 million.

                       FELCOR LODGING LIMITED PARTNERSHIP

16.  EARNINGS PER UNIT

         The following table sets forth the computation of basic and diluted earnings per unit for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per unit data):

                                                                          2001            2000            1999
                                                                      ------------    ------------    ------------
Numerator:
   Income (loss) before extraordinary items .......................   $    (48,874)   $     70,256    $    136,889
      Less: Preferred distributions ...............................        (24,600)        (24,682)        (24,735)
                                                                      ------------    ------------    ------------
   Income (loss) available to unitholders before extraordinary
         items ....................................................        (73,474)         45,574         112,154
      Extraordinary items .........................................         (1,270)         (3,865)         (1,113)
                                                                      ------------    ------------    ------------
   Net income (loss) applicable to unitholders ....................   $    (74,744)   $     41,709    $    111,041
                                                                      ============    ============    ============
Denominator:
   Denominator for basic earnings per unit -
     weighted average units .......................................         61,635          62,301          70,372
   Effect of dilutive securities:
   Stock options ..................................................                             27             166
   Restricted units ...............................................                            228              23
                                                                      ------------    ------------    ------------
   Denominator for diluted earnings per unit - adjusted
      weighted average units and assumed conversions ..............         61,635          62,556          70,561
                                                                      ============    ============    ============
Earnings (loss) per unit data:
Basic
   Net income (loss) before extraordinary items ...................   $      (1.19)   $       0.74    $       1.60
   Extraordinary items ............................................          (0.02)          (0.07)          (0.02)
                                                                      ------------    ------------    ------------
   Net income (loss) ..............................................   $      (1.21)   $       0.67    $       1.58
                                                                      ============    ============    ============

Diluted
   Net income (loss) before extraordinary items ...................   $      (1.19)   $       0.74    $       1.59
   Extraordinary items ............................................          (0.02)          (0.07)          (0.02)
                                                                      ------------    ------------    ------------
   Net income (loss) ..............................................   $      (1.21)   $       0.67    $       1.57
                                                                      ============    ============    ============

         The Series A preferred shares and the majority of FelCor stock options outstanding are antidilutive and are not included in the calculation of diluted earnings per unit.

17.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The acquisition of DJONT, one of the Company's primary lessees, was completed effective January 1, 2001. In consideration for the acquisition of DJONT, the Company issued 416,667 units of limited partnership interest valued at approximately $10 million. The acquisition of DJONT required negotiations between the Company and the owners of DJONT, including Thomas J. Corcoran, Jr., the President, Chief Executive Officer, and director of FelCor and the children of Charles N. Mathewson, a director of FelCor. The interests of Mr. Corcoran and Mr. Mathewson were in direct conflict with FelCor's and the Company's interests in these negotiations and, accordingly, they abstained from participation in the FelCor board of directors' discussion and vote on this matter.

                       FELCOR LODGING LIMITED PARTNERSHIP

17.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

         Prior to the acquisition of DJONT, which was effective January 1, 2001, the Company's general partner, FelCor, shared the executive offices and certain employees with FelCor, Inc., and DJONT, (both companies were controlled by Thomas J. Corcoran, Jr., President and CEO of FelCor) and each company paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. The Company reimburses FelCor for its share of such allocated costs. Any such allocation of shared expenses to the Company is required to be approved by a majority of FelCor's independent directors. At December 31, 2001, FelCor Inc. had a 10% ownership interest in one hotel and limited other investments. During 2000 and 1999, the Company and FelCor paid approximately $7.5 million (approximately 89.4%) and $5.7 million (approximately 89.5%), respectively, of the allocable expenses under this arrangement. Following the acquisition of DJONT, FelCor, Inc. continued to share certain overhead costs. FelCor, Inc. paid $45,000 for shared office costs in 2001.

         In December 2000, the Company sold one hotel and, effective January 1, 2001, completed the acquisition of leases with respect to 12 hotels that had been leased to and operated by Six Continents Hotels. In consideration for the acquisition of such leases and termination of the related management agreements, FelCor issued 413,585 shares of its common stock valued at approximately $10 million, to Six Continents Hotels. The Company acquired the remaining leases held by Six Continents Hotels, effective July 1, 2001. The Company contributed these leases to its TRSs. In consideration for these 88 leases, FelCor issued 100 shares of its common stock and caused their subsidiaries to agree to new long-term management agreements with subsidiaries of Six Continents Hotels to manage these hotels. The acquisition of the leases held by Six Continents Hotels involved negotiations between the Company and Six Continents Hotels. Richard C. North, a director of FelCor, is the Group Finance Director of Six Continents plc, the parent of Six Continents Hotels and, together with its affiliates, the owner of approximately 16% of our outstanding shares and units. The interest of Six Continents plc in those negotiations was in direct conflict with the Company's interests. Mr. North abstained from participating in any discussion or vote by FelCor's board relating to these transactions.

         Following the events of September 11, 2001, certain types of coverage, such as for acts of terrorism, are unavailable or are only available at a cost that is prohibitive. In an effort to keep our cost of insurance within reasonable limits, we have not purchased terrorism insurance at the current prohibitive prices. We have also increased our deductible amounts under policies of flood, wind and general liability insurance, which increases our risk of incurring losses that are uninsured or not fully insured. Should such uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results and cash flows.

         There is no litigation pending or known to be threatened against the Company or affecting any of its hotels, other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of these claims are substantially covered by insurance. The Company does not believe that any claims known to it, individually or in the aggregate, will have a material adverse effect on it, without regard to any potential recoveries from insurers or other third parties.

         The Company's hotels are operated under various management agreements that call for base management fees, which range from 2% to 7% of hotel room revenue and generally have an incentive provision related to the hotel's profitability. The management agreements have terms from 10 to 20 years and generally have renewal options.

         With the exception of 100 hotels whose rights to use a brand name are contained in the management agreement governing their operations and seven of the Company's hotels that do not operate under a nationally recognized brand name, each of the Company's hotels operates under a franchise or license agreement. Typically, our franchise or license agreements provide for a royalty fee of 4% of room revenues to be paid to the franchisor.

18.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         During 1999, the Company purchased the land related to three hotels, which previously had been leased. These purchases were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows (in thousands):

                                          1999
                                        --------
Assets acquired .....................   $ 19,776
Liabilities assumed .................     (7,800)
Common stock and units issued .......     (1,174)
                                        --------
           Net cash paid ............   $ 10,802
                                        ========

                       FELCOR LODGING LIMITED PARTNERSHIP

18.  SUPPLEMENTAL CASH FLOW DISCLOSURE -- (CONTINUED)

         Approximately $8.0 million, $34.0 million, and $39.7 million of aggregate preferred distributions and FelCor LP unit distributions had been declared as of December 31, 2001, 2000, and 1999, respectively. These amounts were paid in the following January of each year.

19.  STOCK BASED COMPENSATION PLANS

         FelCor sponsors three restricted stock and stock option plans (the "FelCor Plans"). In addition, upon completion of the merger with Bristol Hotel Company (the "Merger") in 1998, FelCor assumed two stock option plans previously sponsored by Bristol Hotel Company (the "Bristol Plans"). FelCor was initially obligated to issue up to 1,271,103 shares of its common stock pursuant to the Bristol Plans. No additional options may be awarded under the Bristol Plans. The FelCor Plans and the Bristol Plans are referred to collectively as the "Plans." Upon the issuance of any stock, FelCor is obligated to contribute the proceeds to the Company in exchange for a like number of units.

Stock Options

         FelCor is authorized to issue 2,950,000 shares of common stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest either over five equal annual installments (20% per year), beginning in the year following the date of grant or 100% at the end of a four year vesting term. Under the FelCor plans there were 460,260 shares available for grant at December 31, 2001.

         The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of the award. Options covering 111,247 shares were outstanding under the Bristol Plans at December 31, 2001.

         A summary of the status of FelCor's non-qualified stock options under the Plans as of December 31, 2001, 2000, and 1999, and the changes during the years are presented below:

                                            2001                          2000                            1999
                                ----------------------------   ----------------------------   ----------------------------
                                                  WEIGHTED                       WEIGHTED                       WEIGHTED
                                NO. SHARES OF     AVERAGE      NO. SHARES OF     AVERAGE     NO. SHARES OF      AVERAGE
                                  UNDERLYING      EXERCISE      UNDERLYING       EXERCISE      UNDERLYING       EXERCISE
                                   OPTIONS         PRICES        OPTIONS          PRICES        OPTIONS          PRICES
                                ------------    ------------   ------------    ------------   ------------    ------------

Outstanding at beginning
   of the year ..............      1,900,780    $      23.33      2,496,773    $      22.32      2,540,466    $      22.53
Granted .....................        300,000    $      17.94         69,000    $      19.50          9,750    $      22.13
Exercised ...................        (48,806)   $      10.33                                          (760)   $      10.33
Retired (a) .................                                      (349,443)   $      12.28
Forfeited ...................       (110,762)   $      23.33       (315,550)   $      26.75        (52,683)   $      32.41
                                ------------                   ------------                      ---------

Outstanding at end of year ..      2,041,212    $      22.85      1,900,780    $      23.33      2,496,773    $      22.32
                                ============                   ============                      =========
Exercisable at end of year ..      1,546,913    $      23.84        804,066    $      24.64        906,675    $      24.58

         (a) In the second quarter of 2000, FelCor purchased options covering an aggregate of 349,443 shares of FelCor's common stock for approximately $1.9 million. These options were held by employees of Bristol and were issued in substitution for stock options previously granted by Bristol Hotel Company that were outstanding at the time of its merger with FelCor in 1998. These options so purchased and retired had exercise prices ranging from $10.33 to $16.95 per share and the majority of these options were scheduled to vest in the third quarter of 2000. The purchase price was recorded as a reduction in partners' capital.

                       FELCOR LODGING LIMITED PARTNERSHIP

19.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)

                                             OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                           -------------------------------------------------------     -----------------------------------
       RANGE OF                NUMBER            WGTD. AVG.                                NUMBER
       EXERCISE              OUTSTANDING         REMAINING            WGTD AVG.          EXERCISABLE         WGTD. AVG.
        PRICES               AT 12/31/01            LIFE           EXERCISE PRICE        AT 12/31/01       EXERCISE PRICE
 ---------------------     ---------------     ---------------     ---------------     ---------------     ---------------

 $10.33 to $29.92 ....           1,884,836                6.14     $         21.83           1,400,386     $         22.64
 $30.28 to $36.63 ....             156,376                5.46     $         35.24             146,527     $         35.35
                           ---------------                                             ---------------
 $10.33 to $36.63 ....           2,041,212                6.08     $         22.85           1,546,913     $         23.84
                           ===============                                             ===============

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 12.44%; risk free interest rates are different for each grant and range from 4.33% to 6.58%; the expected lives of options are six years; and volatility of 21.04% for 2001 grants, 18.22% for 2000 grants and 18.44% for grants issued in 1999. The weighted average fair value of options granted during 2001, 2000, and 1999 was $0.85, $0.90, and $1.07 per share, respectively.

Restricted Stock

         A summary of the status of FelCor's restricted stock grants as of December 31, 2001, 2000, and 1999 and the changes during the years are presented below:

                                                     2001                        2000                       1999
                                         ---------------------------  --------------------------  --------------------------
                                                          WEIGHTED                    WEIGHTED                   WEIGHTED
                                                           AVERAGE                     AVERAGE                    AVERAGE
                                                         FAIR MARKET                 FAIR MARKET                FAIR MARKET
                                                            VALUE                      VALUE                       VALUE
                                          NO. SHARES      AT GRANT     NO. SHARES     AT GRANT     NO. SHARES     AT GRANT
                                         ------------   ------------  ------------  ------------  ------------  ------------
Outstanding at beginning of the year ..       335,375   $      25.55       125,375  $      28.97       125,375  $      28.97
Granted:
   With 5-year pro rata vesting .......       214,000   $      22.89       210,000  $      23.50
Forfeited .............................       (25,300)  $      20.23
                                         ------------                 ------------                ------------
Outstanding at end of year ............       524,075   $      24.72       335,375  $      25.55       125,375  $      28.97
                                         ============                 ============                ============
Vested at end of year .................       161,895   $      25.03       107,975  $      28.77        83,575  $      28.35

20.  SEGMENT INFORMATION

         SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

         The following table sets forth revenues for and investment in hotel assets represented by the following geographical areas as of and for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                        REVENUE (a)                   INVESTMENT IN HOTEL ASSETS
                          ------------------------------------   ------------------------------------
                                2001         2000         1999         2001         2000         1999
                          ----------   ----------   ----------   ----------   ----------   ----------
California ............   $  195,376   $  118,857   $   97,283   $  691,724   $  681,714   $  698,942
Texas .................      206,766       97,274       94,898      869,369      862,199      891,626
Florida ...............      130,402       66,014       61,516      541,231      530,933      542,298
Georgia ...............       89,487       40,183       39,247      319,038      316,267      355,519
Other states ..........      552,964      203,776      188,326    1,797,119    1,752,303    1,802,220
Canada ................       25,976       13,860       11,817       77,193       79,960       75,294
                          ----------   ----------   ----------   ----------   ----------   ----------
           Total ......   $1,200,971   $  539,964   $  493,087   $4,295,674   $4,223,376   $4,365,899
                          ==========   ==========   ==========   ==========   ==========   ==========

a) Prior to January 1, 2001, all of the revenues that the Company derived from hotel assets consisted of percentage lease revenue. Effective January 1, 2001, the Company acquired 96 hotel leases and effective July 1, 2001 acquired the remaining 88 hotel leases. Upon acquisition of these leases, the Company's revenue derived from hotel assets became hotel operating revenues, including room revenues, food and beverage revenue and other hotel operating revenue.

                       FELCOR LODGING LIMITED PARTNERSHIP

21.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require
(1) intangible assets (as defined in SFAS 141) to be reclassified into goodwill,
(2) goodwill amortization to cease, and (3) the testing of goodwill for impairment at transition and at interim periods (if an event or circumstance would result in an impairment). As the result of implementation of SFAS 142, the Company will stop the amortization of the difference between the Company's cost in unconsolidated entities and its proportionate share of the underlying net assets at the date of acquisition. At December 31, 2001, the Company included in investment in unconsolidated entities an asset of $73.4 million representing the unamortized cost in excess of its proportionate share of the underlying assets at the date of acquisition. The Company amortized excess cost of $2.5, $2.1 and $2.1 million in 2001, 2000 and 1999, respectively. The Company does not believe that SFAS 142 will have a material impact on the Company's results of operations and financial position.

         On August 15, 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002 and interim periods within those fiscal years. The Company is not currently affected by the Statement's requirement.

         On October 3, 2001 the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 by removing goodwill from its scope, by defining a probability-weighted cash flow estimation approach and establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets. It also replaces the provisions of APB Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business" for the disposal of segments of a business. SFAS 144 will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is not currently affected by the Statement's requirement.

22.  QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2001 and 2000, follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in partners' capital and cash flows for a period of several years.

                                                              FIRST          SECOND         THIRD          FOURTH
                              2001                           QUARTER         QUARTER       QUARTER         QUARTER
                              ----                        ------------    ------------   ------------    ------------
Total revenues ........................................   $    285,653    $    274,649   $    337,759    $    302,910
Income (loss) before extraordinary items ..............   $     (9,012)   $     25,578   $    (30,147)   $    (35,293)
Net income (loss) applicable to unitholders ...........   $    (15,162)   $     19,203   $    (37,342)   $    (41,443)
Diluted per unit data:
     Net income (loss) applicable to unitholders ......   $      (0.25)   $       0.31   $      (0.60)   $      (0.67)
     Weighted average units outstanding ...............         61,609          61,644         61,996          61,644

                       FELCOR LODGING LIMITED PARTNERSHIP

22.  QUARTERLY OPERATING RESULTS (UNAUDITED) -- (CONTINUED)

                                                             FIRST          SECOND          THIRD         FOURTH
                              2000                          QUARTER         QUARTER        QUARTER        QUARTER
                              ----                        ------------   ------------    ------------   ------------
Total revenues ........................................   $    124,502   $    133,657    $    132,842   $    148,963
Income (loss) before extraordinary items ..............   $     19,931   $    (32,303)   $     36,851   $     45,777
Net income (loss) applicable to unitholders ...........   $     13,747   $    (38,477)   $     26,831   $     39,608
Diluted per unit data:
     Net income (loss) applicable to unitholders ......   $       0.21   $      (0.62)   $       0.43   $       0.64
     Weighted average units outstanding ...............         64,050         62,543          62,176         61,462

23.      CONSOLIDATING FINANCIAL INFORMATION

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

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                          SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                            FELCOR L.P.   GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                          ------------   ------------    ------------   ------------    ------------

                                                               ASSETS


Net investment in hotel properties ....................   $    508,237   $  1,604,132    $  1,552,343                   $  3,664,712
Equity investment in consolidated entities ............      2,442,491                                  $ (2,442,491)
Investment in unconsolidated entities .................        134,804         16,243                                        151,047
Assets held for sale ..................................          3,818         35,119                                         38,937
Cash and cash equivalents .............................         68,463         47,318          12,961                        128,742
Deferred assets .......................................         26,098          1,101           4,050                         31,249
Other assets ..........................................          5,835         64,079           4,328                         74,242
                                                          ------------   ------------    ------------   ------------    ------------

        Total assets ..................................   $  3,189,746   $  1,767,992    $  1,573,682   $ (2,442,491)   $  4,088,929
                                                          ============   ============    ============   ============    ============

                                                 LIABILITIES AND PARTNERS' CAPITAL

Debt ..................................................   $  1,224,441   $    144,106    $    569,861                   $  1,938,408
Distributions payable .................................          8,172                                                         8,172
Accrued expenses and other liabilities ................         37,742        111,146          24,608                        173,496
Minority interest  - other partnerships ...............             97                         49,462                         49,559
                                                          ------------   ------------    ------------   ------------    ------------

        Total liabilities .............................      1,270,452        255,252         643,931                      2,169,635
                                                          ------------   ------------    ------------   ------------    ------------

Redeemable units, at redemption value .................        150,479                                                       150,479
Preferred units .......................................        293,265                                                       293,265
Partners' capital .....................................      1,475,550      1,512,740         929,751   $ (2,442,491)      1,475,550
                                                          ------------   ------------    ------------   ------------    ------------

        Total liabilities and partners' capital .......   $  3,189,746   $  1,767,992    $  1,573,682   $ (2,442,491)   $  4,088,929
                                                          ============   ============    ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

23.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)


                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                          SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                           FELCOR L.P.    GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                          ------------   ------------    ------------   ------------    ------------

                                                               ASSETS

Net investment in hotel properties ....................   $    519,523   $  1,651,019    $  1,579,733                   $  3,750,275
Equity investment in consolidated entities ............      2,564,129                                  $ (2,564,129)
Investment in unconsolidated entities .................        112,654         15,939                                        128,593
Assets held for sale ..................................          4,905        120,509           3,880                        129,294
Cash and cash equivalents .............................          5,113          3,032          17,915                         26,060
Note receivable from unconsolidated entity ............          7,695                                                         7,695
Deferred assets .......................................         17,443          1,177           5,324                         23,944
Other assets ..........................................         19,010          9,242           9,490                         37,742
                                                          ------------   ------------    ------------   ------------    ------------

        Total assets ..................................   $  3,250,472   $  1,800,918    $  1,616,342   $ (2,564,129)   $  4,103,603
                                                          ============   ============    ============   ============    ============



                                                 LIABILITIES AND PARTNERS' CAPITAL


Debt ..................................................   $  1,079,222   $    117,571    $    641,448                   $  1,838,241
Distributions payable .................................         33,957                                                        33,957
Accrued expenses and other liabilities ................         50,797         22,274          21,161                         94,232
Minority interest  - other partnerships ...............             97                         50,677                         50,774
                                                          ------------   ------------    ------------   ------------    ------------

        Total liabilities .............................      1,164,073        139,845         713,286                      2,017,204
                                                          ------------   ------------    ------------   ------------    ------------

Redeemable units, at redemption value .................        205,800                                                       205,800
Preferred units .......................................        293,265                                                       293,265
Partners' capital .....................................      1,587,334      1,661,073         903,056   $ (2,564,129)      1,587,334
                                                          ------------   ------------    ------------   ------------    ------------

        Total liabilities and partners' capital .......   $  3,250,472   $  1,800,918    $  1,616,342   $ (2,564,129)   $  4,103,603
                                                          ============   ============    ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

23.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)



                                                                   SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                   FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  ------------    ------------   -------------    ------------    ------------
Revenues:
Hotel operating revenue .......................                   $  1,080,041    $      2,803                    $  1,082,844
Percentage lease revenue ......................   $     73,494         210,908         172,199    $   (341,464)        115,137
Other revenue .................................          2,990                                                           2,990
                                                  ------------    ------------    ------------    ------------    ------------
           Total revenue ......................         76,484       1,290,949         175,002        (341,464)      1,200,971
                                                  ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expense .......................                        708,656           1,975                         710,631
Taxes, insurance and other ....................         11,266         447,011          24,808        (341,464)        141,621
Corporate expenses ............................          3,465           6,074           3,139                          12,678
Depreciation ..................................         27,268          70,034          60,390                         157,692
Lease termination costs .......................         34,834           1,770                                          36,604
Merger termination costs ......................         19,919                                                          19,919
                                                  ------------    ------------    ------------    ------------    ------------
           Total operating expenses ...........         96,752       1,233,545          90,312        (341,464)      1,079,145
                                                  ------------    ------------    ------------    ------------    ------------

Operating income (loss) .......................        (20,268)         57,404          84,690                         121,826
Interest expense, net .........................        (95,541)         (9,448)        (58,840)                       (163,829)
Loss on assets held for sale ..................           (804)         (6,196)                                         (7,000)
Swap termination expense ......................         (7,049)                                                         (7,049)
                                                  ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ......       (123,662)         41,760          25,850                         (56,052)
Equity in income from consolidated
   entities ...................................         66,160                                         (66,160)
Equity in income from unconsolidated
   entities ...................................          7,983            (637)                                          7,346
Minority interests in other partnerships ......                                         (3,585)                         (3,585)
Gain on sale of assets ........................            645             462           2,310                           3,417
                                                  ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary items ......        (48,874)         41,585          24,575         (66,160)        (48,874)
Extraordinary charge for write off of
   deferred financing fees ....................         (1,270)                           (225)            225          (1,270)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) .............................        (50,144)         41,585          24,350         (65,935)        (50,144)
Preferred distributions .......................        (24,600)                                                        (24,600)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ...   $    (74,744)   $     41,585    $     24,350    $    (65,935)   $    (74,744)
                                                  ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

23.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                   SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                   FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  ------------    ------------   -------------    ------------    ------------
Revenues:
Percentage lease revenue ......................   $    106,797    $    259,374    $    170,736                    $    536,907
Other revenue .................................          3,057                                                           3,057
                                                  ------------    ------------    ------------                    ------------
           Total revenue ......................        109,854         259,374         170,736                         539,964
                                                  ------------    ------------    ------------                    ------------

Expenses:
Taxes, insurance and other ....................         18,314          52,004          22,315                          92,633
Corporate expenses ............................          4,218           5,019           3,019                          12,256
Depreciation ..................................         35,636          72,882          52,227                         160,745
                                                  ------------    ------------    ------------                    ------------
           Total operating expenses ...........         58,168         129,905          77,561                         265,634
                                                  ------------    ------------    ------------                    ------------

Operating income (loss) .......................         51,686         129,469          93,175                         274,330
Interest expense, net .........................        (94,950)        (15,990)        (45,772)                       (156,712)
Loss on assets held for sale ..................         (6,938)        (52,483)         (3,579)                        (63,000)
                                                  ------------    ------------    ------------                    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ......        (50,202)         60,996          43,824                          54,618
Equity in income from consolidated
   entities ...................................        103,985                                    $   (103,985)
Equity in income from unconsolidated
   entities ...................................         13,898             922                                          14,820
Minority interests in other partnerships ......            114                          (3,684)                         (3,570)
Gain on sale of assets ........................          2,461           1,789             138                           4,388
                                                  ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary items ......         70,256          63,707          40,278        (103,985)         70,256
Extraordinary charge for write off of
   deferred financing fees ....................         (3,865)                                                         (3,865)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) .............................         66,391          63,707          40,278        (103,985)         66,391
Preferred distributions .......................        (24,682)                                                        (24,682)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ...   $     41,709    $     63,707    $     40,278    $   (103,985)   $     41,709
                                                  ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

23.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                                       CONSOLIDATING STATEMENT OF OPERATIONS
                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                                  (IN THOUSANDS)

                                                                   SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                   FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  ------------    ------------    ------------    ------------    ------------
Revenues:
Percentage lease revenue ......................   $    131,706    $    228,154    $    131,033                    $    490,893
Other revenue .................................          2,194                                                           2,194
                                                  ------------    ------------    ------------                    ------------
           Total revenue ......................        133,900         228,154         131,033                         493,087
                                                  ------------    ------------    ------------                    ------------

Expenses:
Taxes, insurance and other ....................         17,643          39,460          20,027                          77,130
Corporate expenses ............................          2,447           4,240           2,435                           9,122
Depreciation ..................................         43,090          69,665          40,193                         152,948
                                                  ------------    ------------    ------------                    ------------
           Total operating expenses ...........         63,180         113,365          62,655                         239,200
                                                  ------------    ------------    ------------                    ------------

Operating income (loss) .......................         70,720         114,789          68,378                         253,887
Interest expense, net .........................        (92,824)         (9,327)        (20,854)                       (123,005)
                                                  ------------    ------------    ------------                    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ......        (22,104)        105,462          47,524                         130,882
Equity in income from consolidated
   entities ...................................        152,131                                    $   (152,131)
Equity in income from unconsolidated
   entities ...................................          7,725             759                                           8,484
Minority interests in other partnerships ......         (1,099)                         (1,614)                         (2,713)
Gain on sale of assets ........................            236                                                             236
                                                  ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary items ......        136,889         106,221          45,910        (152,131)        136,889
Extraordinary charge for write off of
   deferred financing fees ....................         (1,113)                                                         (1,113)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) .............................        135,776         106,221          45,910        (152,131)        135,776
Preferred distributions .......................        (24,735)                                                        (24,735)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ...   $    111,041    $    106,221    $     45,910    $   (152,131)   $    111,041
                                                  ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

23.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                         SUBSIDIARY    NON-GUARANTOR        TOTAL
                                                         FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                        ------------    ------------    ------------    ------------

Cash flows from operating activities ................   $    (75,756)   $    119,916    $     86,817    $    130,977
Cash flows from (used in) investing activities ......         42,419          11,593         (15,247)         38,765
Cash flows from (used in) financing activities ......         96,687         (87,223)        (76,524)        (67,060)
                                                        ------------    ------------    ------------    ------------
Change in cash and cash equivalents .................         63,350          44,286          (4,954)        102,682
Cash and cash equivalents at beginning of period ....          5,113           3,032          17,915          26,060
                                                        ------------    ------------    ------------    ------------
Cash and equivalents at end of period ...............   $     68,463    $     47,318    $     12,961    $    128,742
                                                        ============    ============    ============    ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                         SUBSIDIARY    NON-GUARANTOR        TOTAL
                                                         FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                        ------------    ------------    ------------    ------------

Cash flows from operating activities ................   $       (953)   $    184,195    $     94,062    $    277,304
Cash flows from (used in) investing activities ......         33,721         (44,540)        (23,947)        (34,766)
Cash flows from (used in) financing activities ......        (30,748)       (149,041)        (72,812)       (252,601)
                                                        ------------    ------------    ------------    ------------
Change in cash and cash equivalents .................          2,020          (9,386)         (2,697)        (10,063)
Cash and cash equivalents at beginning of period ....          3,093          12,418          20,612          36,123
                                                        ------------    ------------    ------------    ------------
Cash and equivalents at end of period ...............   $      5,113    $      3,032    $     17,915    $     26,060
                                                        ============    ============    ============    ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                         SUBSIDIARY    NON-GUARANTOR        TOTAL
                                                         FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                        ------------    ------------    ------------    ------------

Cash flows from operating activities ................   $     17,555    $    183,998    $     80,812    $    282,365
Cash flows from (used in) investing activities ......         55,786         (99,074)       (162,229)       (205,517)
Cash flows from (used in) financing activities ......        (90,248)        (77,178)         92,009         (75,417)
                                                        ------------    ------------    ------------    ------------
Change in cash and cash equivalents .................        (16,907)          7,746          10,592           1,431
Cash and cash equivalents at beginning of period ....         20,000           4,672          10,020          34,692
                                                        ------------    ------------    ------------    ------------
Cash and equivalents at end of period ...............   $      3,093    $     12,418    $     20,612    $     36,123
                                                        ============    ============    ============    ============

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of FelCor Lodging Trust Incorporated:


Our audits of the consolidated financial statements referred to in our report dated February 6, 2002, appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Limited Partnership (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Dallas, Texas
February 6, 2002

                       FELCOR LODGING LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                                    COST CAPITALIZED SUBSEQUENT
                                                          INITIAL COST                    TO ACQUISITION
                                                      --------------------          ----------------------------
                                                              BUILDINGS   FURNITURE        BUILDINGS   FURNITURE
                                                                 AND         AND              AND        AND
DESCRIPTION OF PROPERTY                  ENCUMBRANCES  LAND  IMPROVEMENTS  FIXTURE  LAND  IMPROVEMENT  FIXTURES
-----------------------                  ------------ ------ ------------  -------- ----  -----------  ---------
Birmingham, AL(1)                           12,096    $2,843    $29,286    $  160   $  --     $  672    $4,256
Montgomery E. (I-85), AL(2)                    615       836      7,272       251       9      2,717     1,057
Texarkana, (I-30), AR(2)                                          5,245       162      --      1,496       562
Flagstaff, AZ(1)                                         900      6,825       268      --      1,605     1,329
Phoenix (Airport - 44th St), AZ(1)                     2,969     25,828       891      --      1,397     2,841
Phoenix (Camelback), AZ(1)                                       38,998       612   4,695        976     5,903
Phoenix (Crescent), AZ(3)                   26,489     3,608     29,583     2,886      --        183     1,454
Tempe (ASU), AZ(1)                          11,987     3,951     34,371     1,185      --        935     3,040
Anaheim (Disney(R) Area), CA(1)             11,120     2,548     14,832       607      --        755     4,075
Burlingame (San Francisco A/P S), CA(1)                          39,929       818      --        242     4,514
Dana Point, CA(5)                                      1,787     15,545       536      --        811     2,928
El Segundo (LAX Airport S), CA(1)                      2,660     17,997       798      --        571     6,663
Irvine (Orange County Airport), CA(6)                  4,981     43,338     1,494      --      1,789       771
Milpitas, CA(1)                             20,831     4,021     23,677       562      --      1,057     4,773
Milpitas (San Jose N), CA(6)                           4,153     36,130     1,246      --      5,886     1,976
Napa, CA(1)                                 10,944     3,287     14,205       494      --      1,057     3,726
Oxnard (Mandalay Beach), CA(1)                         2,930     22,124       879      --      1,695     6,115
Palm Desert, CA(1)                           8,569     2,368     20,598       710      --      1,621     2,902
Pleasanton, CA(6)                                      3,169     27,569       951      --        174       316
San Diego (On the Bay), CA(2)                                    68,633     2,123      --      1,288     3,725
San Francisco (Financial District), CA(2)                        21,679       670      --      1,543     2,162
San Francisco (Fisherman's Wharf), CA(2)                         62,203     1,924      --        961       952
San Francisco (Union Square), CA(6)                    8,514     74,075     2,554      --      3,609     1,481
Santa Barbara, CA(2)                         5,432     1,692     14,723       508      --        199       345
So. San Francisco (SF Airport N), CA(1)     25,831     3,418     31,737       527      --        896     5,165
Aurora (Denver Southeast), CO(7)                       2,432     21,158       730      --        504     2,392
Avon (Beaver Creek Resort), (16) CO(8)                 1,134      9,864       340     (16)       342     1,138
Hartford (Downtown), CT(6)                             2,327     20,243       698      --      6,015     3,316
Stamford, CT(9)                                                  37,356     1,155      --      1,586       965
Wilmington, DE(7)                                      1,379     12,487       431      --      9,480     3,788
Boca Raton, FL(1)                                      1,868     16,253       560      --         90     4,010
Cocoa Beach (Oceanfront Resort), FL(2)                 2,304     20,046       691      --      9,711     4,081
Deerfield Beach, FL(1)                      15,020     4,522     29,443       917      69      1,045     5,470
Ft. Lauderdale, FL(1)                       16,032     5,329     47,850       903    (163)     1,497     6,222
Ft. Lauderdale (Cypress Creek), FL(11)      12,754     3,009     26,177       903      --      1,042     2,828
Jacksonville, FL(1)                                    1,130      9,608       456      --      4,877     2,453
Kissimmee (Nikki Bird Resort), FL(2)                             31,652       979      --      6,409     2,320
Lake Buena Vista (Disney World(C), FL(5)               2,896     25,196       869      --        323     3,197
Miami (Airport), FL(6)                                           26,146       809      --      1,090     1,448
Miami (Airport), FL(1)                      12,960     4,135     24,950     1,171      --        374     6,705
Orlando (Airport), FL(9)                               2,564     22,310       769      --      1,761       464
Orlando (Int'l Drive Resort), FL(2)                    5,142     44,735     1,543      --      8,569     3,469
Orlando (North), FL(1)                                 1,673     14,218       684      --      5,523     3,148
Orlando (South), FL(1)                      25,158     1,632     13,870       799      --        632     3,037
Tampa (Near Busch Gardens), FL(2)                                 9,534       295      --     11,209     2,203

                                               GROSS AMOUNTS AT WHICH           ACCUMULATED    NET BOOK
                                             CARRIED AT CLOSE OF PERIOD        DEPRECIATION     VALUE
                                          -----------------------------------  BUILDINGS AND BUILDINGS AND
                                                   BUILDINGS  FURNITURE        IMPROVEMENTS   IMPROVEMENTS,
                                                      AND       AND             FURNITURE &   FURNITURE &    DATE OF      DATE
DESCRIPTION OF PROPERTY                   LAND    IMPROVEMENT FIXTURES  TOTAL    FIXTURES      FIXTURES    CONSTRUCTION  ACQUIRED
-----------------------                   ----    ----------- --------- -----  ------------- ------------  ------------  --------
Birmingham, AL(1)                        $2,843    $29,958     $4,416  $37,217   $ 8,118       $29,099        1987       01/03/96
Montgomery E. (I-85), AL(2)                 845      9,989      1,308   12,142     1,565        10,577        1964       07/28/98
Texarkana, (I-30), AR(2)                     --      6,741        724    7,465       945         6,520        1970       07/28/98
Flagstaff, AZ(1)                            900      8,430      1,597   10,927     2,848         8,079        1988       02/16/95
Phoenix (Airport - 44th St), AZ(1)        2,969     27,225      3,732   33,926     3,604        30,322        1981       05/04/98
Phoenix (Camelback), AZ(1)                4,695     39,974      6,515   51,184    11,670        39,514        1985       01/03/96
Phoenix (Crescent), AZ(3)                 3,608     29,766      4,340   37,714     6,509        31,205        1986       06/30/97
Tempe (ASU), AZ(1)                        3,951     35,306      4,225   43,482     5,059        38,423        1986       05/04/98
Anaheim (Disney(R) Area), CA(1)           2,548     15,587      4,682   22,817     6,473        16,344        1987       01/03/96
Burlingame (San Francisco A/P S), CA(1)       -     40,171      5,332   45,503    10,461        35,042        1986       11/06/95
Dana Point, CA(5)                         1,787     16,356      3,464   21,607     4,576        17,031        1992       02/21/97
El Segundo (LAX Airport S), CA(1)         2,660     18,568      7,461   28,689     9,344        19,345        1985       03/27/96
Irvine (Orange County Airport), CA(6)     4,981     45,127      2,265   52,373     5,119        47,254        1986       07/28/98
Milpitas, CA(1)                           4,021     24,734      5,335   34,090     8,180        25,910        1987       01/03/96
Milpitas (San Jose N), CA(6)              4,153     42,016      3,222   49,391     4,968        44,423        1987       07/28/98
Napa, CA(1)                               3,287     15,262      4,220   22,769     5,626        17,143        1985       05/08/96
Oxnard (Mandalay Beach), CA(1)            2,930     23,819      6,994   33,743     9,051        24,692        1986       05/08/96
Palm Desert, CA(1)                        2,368     22,219      3,612   28,199     3,851        24,348        1984       05/04/98
Pleasanton, CA(6)                         3,169     27,743      1,267   32,179     3,083        29,096        1986       07/28/98
San Diego (On the Bay), CA(2)                --     69,921      5,848   75,769     7,684        68,085        1965       07/28/98
San Francisco (Financial District), CA(2)    --     23,222      2,832   26,054     3,095        22,959        1970       07/28/98
San Francisco (Fisherman's Wharf), CA(2)     --     63,164      2,876   66,040     6,852        59,188        1970       07/28/98
San Francisco (Union Square), CA(6)       8,514     77,684      4,035   90,233     8,802        81,431        1970       07/28/98
Santa Barbara, CA(2)                      1,692     14,922        853   17,467     1,720        15,747        1969       07/28/98
So. San Francisco (SF Airport N), CA(1)   3,418     32,633      5,692   41,743     9,643        32,100        1988       01/03/96
Aurora (Denver Southeast), CO(7)          2,432     21,662      3,122   27,216     3,827        23,389        1989       03/15/98
Avon (Beaver Creek Resort), (16) CO(8)    1,118     10,206      1,478   12,802     2,926         9,876        1989       02/20/96
Hartford (Downtown), CT(6)                2,327     26,258      4,014   32,599     4,328        28,271        1973       07/28/98
Stamford, CT(9)                               -     38,942      2,120   41,062     4,444        36,618        1984       07/28/98
Wilmington, DE(7)                         1,379     21,967      4,219   27,565     2,928        24,637        1972       03/20/98
Boca Raton, FL(1)                         1,868     16,343      4,570   22,781     6,294        16,487        1989       02/28/96
Cocoa Beach (Oceanfront Resort), FL(2)    2,304     29,757      4,772   36,833     4,662        32,171        1960       07/28/98
Deerfield Beach, FL(1)                    4,591     30,488      6,387   41,466     9,619        31,847        1987       01/03/96
Ft. Lauderdale, FL(1)                     5,166     49,347      7,125   61,638    13,251        48,387        1986       01/03/96
Ft. Lauderdale (Cypress Creek), FL(11)    3,009     27,219      3,731   33,959     3,796        30,163        1986       05/04/98
Jacksonville, FL(1)                       1,130     14,485      2,909   18,524     4,475        14,049        1986       07/28/94
Kissimmee (Nikki Bird Resort), FL(2)         --     38,061      3,299   41,360     5,071        36,289        1974       07/28/98
Lake Buena Vista (Disney World(C), FL(5)  2,896     25,519      4,066   32,481     5,090        27,391        1987       07/28/97
Miami (Airport), FL(6)                       --     27,236      2,257   29,493     3,619        25,874        1987       01/03/96
Miami (Airport), FL(1)                    4,135     25,324      7,876   37,335    10,188        27,147        1983       07/28/98
Orlando (Airport), FL(9)                  2,564     24,071      1,233   27,868     2,651        25,217        1984       07/28/98
Orlando (Int'l Drive Resort), FL(2)       5,142     53,304      5,012   63,458     5,826        57,632        1972       07/28/98
Orlando (North), FL(1)                    1,673     19,741      3,832   25,246     5,924        19,322        1985       07/28/94
Orlando (South), FL(1)                    1,632     14,502      3,836   19,970     5,336        14,634        1985       07/28/94
Tampa (Near Busch Gardens), FL(2)            --     20,743      2,498   23,241     3,087        20,154        1966       07/28/98


                                           LIFE UPON
                                             WHICH
                                          DEPRECIATION
                                          IN STATEMENT
DESCRIPTION OF PROPERTY                   IS COMPUTED
-----------------------                   ------------
Birmingham, AL(1)                           5-40 Yrs
Montgomery E. (I-85), AL(2)                 5-40 Yrs
Texarkana, (I-30), AR(2)                    5-40 Yrs
Flagstaff, AZ(1)                            5-40 Yrs
Phoenix (Airport - 44th St), AZ(1)          5-40 Yrs
Phoenix (Camelback), AZ(1)                  5-40 Yrs
Phoenix (Crescent), AZ(3)                   5-40 Yrs
Tempe (ASU), AZ(1)                          5-40 Yrs
Anaheim (Disney(R) Area), CA(1)             5-40 Yrs
Burlingame (San Francisco A/P S), CA(1)     5-40 Yrs
Dana Point, CA(5)                           5-40 Yrs
El Segundo (LAX Airport S), CA(1)           5-40 Yrs
Irvine (Orange County Airport), CA(6)       5-40 Yrs
Milpitas, CA(1)                             5-40 Yrs
Milpitas (San Jose N), CA(6)                5-40 Yrs
Napa, CA(1)                                 5-40 Yrs
Oxnard (Mandalay Beach), CA(1)              5-40 Yrs
Palm Desert, CA(1)                          5-40 Yrs
Pleasanton, CA(6)                           5-40 Yrs
San Diego (On the Bay), CA(2)               5-40 Yrs
San Francisco (Financial District), CA(2)   5-40 Yrs
San Francisco (Fisherman's Wharf), CA(2)    5-40 Yrs
San Francisco (Union Square), CA(6)         5-40 Yrs
Santa Barbara, CA(2)                        5-40 Yrs
So. San Francisco (SF Airport N), CA(1)     5-40 Yrs
Aurora (Denver Southeast), CO(7)            5-40 Yrs
Avon (Beaver Creek Resort), (16) CO(8)      5-40 Yrs
Hartford (Downtown), CT(6)                  5-40 Yrs
Stamford, CT(9)                             5-40 Yrs
Wilmington, DE(7)                           5-40 Yrs
Boca Raton, FL(1)                           5-40 Yrs
Cocoa Beach (Oceanfront Resort), FL(2)      5-40 Yrs
Deerfield Beach, FL(1)                      5-40 Yrs
Ft. Lauderdale, FL(1)                       5-40 Yrs
Ft. Lauderdale (Cypress Creek), FL(11)      5-40 Yrs
Jacksonville, FL(1)                         5-40 Yrs
Kissimmee (Nikki Bird Resort), FL(2)        5-40 Yrs
Lake Buena Vista (Disney World(C), FL(5)    5-40 Yrs
Miami (Airport), FL(6)                      5-40 Yrs
Miami (Airport), FL(1)                      5-40 Yrs
Orlando (Airport), FL(9)                    5-40 Yrs
Orlando (Int'l Drive Resort), FL(2)         5-40 Yrs
Orlando (North), FL(1)                      5-40 Yrs
Orlando (South), FL(1)                      5-40 Yrs
Tampa (Near Busch Gardens), FL(2)           5-40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

                                                                                   COST CAPITALIZED SUBSEQUENT
                                                         INITIAL COST                    TO ACQUISITION
                                                     --------------------          ----------------------------
                                                             BUILDINGS   FURNITURE        BUILDINGS   FURNITURE
                                                                AND         AND              AND        AND
DESCRIPTION OF PROPERTY                 ENCUMBRANCES  LAND  IMPROVEMENTS  FIXTURE  LAND  IMPROVEMENT  FIXTURES
-----------------------                 ------------ ------ ------------ --------- ----  -----------  ---------
Tampa Rocky Point, FL(5)                              2,142   18,639        643      --        1,240   2,603
Atlanta (Airport), GA(6)                                      40,943      1,266      --          245     667
Atlanta (Airport), GA(1)                                      22,342        770   2,568        1,154   1,855
Atlanta (Airport Gateway), GA(3)                      5,113   22,857      2,105      --          235   4,334
Atlanta (Airport North), GA(2)             16,935             34,531      1,068      --          293     920
Atlanta Buckhead, GA(1)                    37,614     7,303   38,996      2,437      --          744   3,074
Atlanta (Galleria) GA(11)                  17,659     5,052   28,507      2,526      --          863     925
Atlanta (Jonesboro South), GA(2)            2,815       864    7,515        259      --          138     575
Atlanta Perimeter, GA(9)                   10,509             20,556        636      --          279     612
Atlanta Powers Ferry, GA(6)                10,250     3,410   29,672      1,023       1          557     821
Brunswick, GA(1)                                        705    6,067        247      --           29   1,160
Columbus (Airport North), GA(2)                                7,026        217      --        1,996     917
Chicago (Allerton), IL(6)                             3,343   29,086      1,003      --       54,928   7,770
Chicago (O'Hare), IL(3)                    24,527     8,178   37,043      2,887      --          345   1,387
Deerfield, IL(1)                           16,300     2,305   20,054        692      --          532   2,088
Lexington, KY(14)                                     1,955   13,604        587      --          165   2,290
Lexington, KY(11)                           6,867             21,644        746   2,488          422     767
Baton Rouge, LA(1)                          7,776     2,350   19,092        525       1          899   4,286
New Orleans (French Quarter), LA(2)        23,698     5,263   45,793      1,579       1        7,089   5,736
New Orleans, LA(1)                         32,106     3,647   31,992      2,092      --        5,205   3,425
Boston (Government Center), MA(9)                             45,452      1,406      --        5,279   1,601
Boston (Marlborough), MA(1)                20,159       948    8,143        325     761       13,083   5,381
Baltimore (BWI), MD(1)                                2,568   22,433        770      (2)       1,309   2,785
Troy, MI(1)                                           2,968   25,905        909      --        1,319   2,450
Bloomington, MN(1)                                    2,038   17,731        611      --          561   3,439
Minneapolis (Airport), MN(1)               15,360     5,417   36,508        602      --          (14)  3,727
Minneapolis (Downtown), MN(1)                           818   16,820        505      --           87   3,971
St. Paul, MN(1)                                       1,156   17,315        849      --         (110)  3,783
Kansas City (Northeast), MO(2)                          973    8,461        292      --           31   2,613
St. Louis (Downtown), MO(1)                           3,179   27,659        954      --        1,317   3,992
St. Louis (Westport), MO(2)                 7,990     2,767   24,072        830      --        2,290   1,878
Jackson (Downtown), MS(6)                   4,942     2,226   19,370        668      --          122     462
Jackson (North), MS(15)                     5,337     1,643   14,296        493      --          227     505
Olive Branch (Whispering Woods
  Conference Center), MS(8)                           1,247   12,155        419    (158)       1,603   1,557
Raleigh/Durham, NC(5)                                 2,124   18,476        637      --          113   1,952
Omaha (Central), NE(5)                                1,877   16,328        563      --        1,114   2,476
Omaha (Central), NE(12)                                 518    4,504        155      --          862     516
Omaha (I-80), NE(2)                                   1,795   15,614        538      --        2,932   2,096
Omaha (Old Mill Northwest), NE(6)                       979    8,519        294      --        4,821   2,561
Omaha (Southwest), NE(12)                               464    4,036        139      --          719     288
Omaha (Southwest), NE(16)                               923    8,029        277      --          870     407
Omaha (Southwest), NE(15)                               373    3,245        112      --           23     126
Piscataway, NJ(1)                          20,383     1,755   17,563        527      --          888   3,144
Secaucus (Meadowlands), NJ(6)                         2,356   20,497        707      --        4,397   6,330
Albuquerque (Mountain View), NM(2)                    1,322   11,505        397      --          656   1,051
Syracuse, NY(1)                                       1,483   13,756      1,330      --          320     514
Cleveland, OH(1)                                      1,755   15,329        527      --        3,177   3,556
Columbus, OH(5)                                       1,918   16,691        576      --        1,035   1,284


                                               GROSS AMOUNTS AT WHICH           ACCUMULATED    NET BOOK
                                             CARRIED AT CLOSE OF PERIOD        DEPRECIATION     VALUE
                                          -----------------------------------  BUILDINGS AND BUILDINGS AND
                                                   BUILDINGS  FURNITURE        IMPROVEMENTS   IMPROVEMENTS,
                                                      AND       AND             FURNITURE &   FURNITURE &    DATE OF      DATE
DESCRIPTION OF PROPERTY                   LAND    IMPROVEMENT FIXTURES  TOTAL    FIXTURES      FIXTURES    CONSTRUCTION  ACQUIRED
-----------------------                   ----    ----------- --------- -----  ------------- ------------  ------------  --------
Tampa Rocky Point, FL(5)                  2,142     19,879     3,246   25,267       3,914       21,353        1986       07/28/97
Atlanta (Airport), GA(6)                     --     41,188     1,933   43,121       4,555       38,566        1975       07/28/98
Atlanta (Airport), GA(1)                  2,568     23,496     2,625   28,689       2,941       25,748        1989       05/04/98
Atlanta (Airport Gateway), GA(3)          5,113     23,092     6,439   34,644       6,773       27,871        1986       06/30/97
Atlanta (Airport North), GA(2)               --     34,824     1,988   36,812       3,851       32,961        1967       07/28/98
Atlanta Buckhead, GA(1)                   7,303     39,740     5,511   52,554       8,868       43,686        1988       10/17/96
Atlanta (Galleria) GA(11)                 5,052     29,370     3,451   37,873       5,777       32,096        1990       06/30/97
Atlanta (Jonesboro South), GA(2)            864      7,653       834    9,351         992        8,359        1973       07/28/98
Atlanta Perimeter, GA(9)                     --     20,835     1,248   22,083       2,391       19,692        1985       07/28/98
Atlanta Powers Ferry, GA(6)               3,411     30,229     1,844   35,484       3,446       32,038        1981       07/28/98
Brunswick, GA(1)                            705      6,096     1,407    8,208       2,001        6,207        1988       07/19/95
Columbus (Airport North), GA(2)              --      9,022     1,134   10,156       1,360        8,796        1969       07/28/98
Chicago (Allerton), IL(6)                 3,343     84,014     8,773   96,130       8,850       87,280        1923       07/28/98
Chicago (O'Hare), IL(3)                   8,178     37,388     4,274   49,840       7,401       42,439        1994       06/30/97
Deerfield, IL(1)                          2,305     20,586     2,780   25,671       4,542       21,129        1987       06/20/96
Lexington, KY(14)                         1,955     13,769     2,877   18,601       4,090       14,511        1987       01/10/96
Lexington, KY(11)                         2,488     22,066     1,513   26,067       2,667       23,400        1989       05/04/98
Baton Rouge, LA(1)                        2,351     19,991     4,811   27,153       7,097       20,056        1985       01/03/96
New Orleans (French Quarter), LA(2)       5,264     52,882     7,315   65,461       5,733       59,728        1969       07/28/98
New Orleans, LA(1)                        3,647     37,197     5,517   46,361       9,552       38,302        1984       12/01/94
Boston (Government Center), MA(9)            --     50,731     3,007   53,738       5,333       48,405        1968       07/28/98
Boston (Marlborough), MA(1)               1,709     21,226     5,706   28,641       7,234       21,407        1988       06/30/95
Baltimore (BWI), MD(1)                    2,566     23,742     3,555   29,863       4,449       25,414        1987       03/20/97
Troy, MI(1)                               2,968     27,224     3,359   33,551       4,711       28,840        1987       03/20/97
Bloomington, MN(1)                        2,038     18,292     4,050   24,380       4,283       20,097        1980       02/01/97
Minneapolis (Airport), MN(1)              5,417     36,494     4,329   46,240       9,396       36,844        1986       11/06/95
Minneapolis (Downtown), MN(1)               818     16,907     4,476   22,201       6,466       15,735        1984       11/15/95
St. Paul, MN(1)                           1,156     17,205     4,632   22,993       6,846       16,147        1983       11/15/95
Kansas City (Northeast), MO(2)              973      8,492     2,905   12,370       2,497        9,873        1975       07/28/98
St. Louis (Downtown), MO(1)               3,179     28,976     4,946   37,101       4,032       33,069        1985       05/04/98
St. Louis (Westport), MO(2)               2,767     26,362     2,708   31,837       2,995       28,842        1979       07/28/98
Jackson (Downtown), MS(6)                 2,226     19,492     1,130   22,848       2,333       20,515        1975       07/28/98
Jackson (North), MS(15)                   1,643     14,523       998   17,164       1,794       15,370        1957       07/28/98
Olive Branch (Whispering Woods
  Conference Center), MS(8)               1,089     13,758     1,976   16,823       2,200       14,623        1972       07/28/98
Raleigh/Durham, NC(5)                     2,124     18,589     2,589   23,302       3,696       19,606        1987       07/28/97
Omaha (Central), NE(5)                    1,877     17,442     3,039   22,358       3,829       18,529        1973       02/01/97
Omaha (Central), NE(12)                     518      5,366       671    6,555         743        5,812        1965       07/28/98
Omaha (I-80), NE(2)                       1,795     18,546     2,634   22,975       2,252       20,723        1991       07/28/98
Omaha (Old Mill Northwest), NE(6)           979     13,340     2,855   17,174       2,260       14,914        1974       07/28/98
Omaha (Southwest), NE(12)                   464      4,755       427    5,646         593        5,053        1986       07/28/98
Omaha (Southwest), NE(16)                   923      8,899       684   10,506       1,057        9,449        1989       07/28/98
Omaha (Southwest), NE(15)                   373      3,268       238    3,879         462        3,417        1996       07/28/98
Piscataway, NJ(1)                         1,755     18,451     3,671   23,877       5,505       18,372        1988       01/10/96
Secaucus (Meadowlands), NJ(6)             2,356     24,894     7,037   34,287       4,823       29,464        N/A        07/28/98
Albuquerque (Mountain View), NM(2)        1,322     12,161     1,448   14,931       1,558       13,373        1968       07/28/98
Syracuse, NY(1)                           1,483     14,076     1,844   17,403       2,929       14,474        1989       06/30/97
Cleveland, OH(1)                          1,755     18,506     4,083   24,344       4,961       19,383        1990       11/17/95
Columbus, OH(5)                           1,918     17,726     1,860   21,504       2,742       18,762        1985       02/04/98



                                          LIFE UPON
                                            WHICH
                                         DEPRECIATION
                                         IN STATEMENT
DESCRIPTION OF PROPERTY                  IS COMPUTED
-----------------------                  ------------
Tampa Rocky Point, FL(5)                   5-40 Yrs
Atlanta (Airport), GA(6)                   5-40 Yrs
Atlanta (Airport), GA(1)                   5-40 Yrs
Atlanta (Airport Gateway), GA(3)           5-40 Yrs
Atlanta (Airport North), GA(2)             5-40 Yrs
Atlanta Buckhead, GA(1)                    5-40 Yrs
Atlanta (Galleria) GA(11)                  5-40 Yrs
Atlanta (Jonesboro South), GA(2)           5-40 Yrs
Atlanta Perimeter, GA(9)                   5-40 Yrs
Atlanta Powers Ferry, GA(6)                5-40 Yrs
Brunswick, GA(1)                           5-40 Yrs
Columbus (Airport North), GA(2)            5-40 Yrs
Chicago (Allerton), IL(6)                  5-40 Yrs
Chicago (O'Hare), IL(3)                    5-40 Yrs
Deerfield, IL(1)                           5-40 Yrs
Lexington, KY(14)                          5-40 Yrs
Lexington, KY(11)                          5-40 Yrs
Baton Rouge, LA(1)                         5-40 Yrs
New Orleans (French Quarter), LA(2)        5-40 Yrs
New Orleans, LA(1)                         5-40 Yrs
Boston (Government Center), MA(9)          5-40 Yrs
Boston (Marlborough), MA(1)                5-40 Yrs
Baltimore (BWI), MD(1)                     5-40 Yrs
Troy, MI(1)                                5-40 Yrs
Bloomington, MN(1)                         5-40 Yrs
Minneapolis (Airport), MN(1)               5-40 Yrs
Minneapolis (Downtown), MN(1)              5-40 Yrs
St. Paul, MN(1)                            5-40 Yrs
Kansas City (Northeast), MO(2)             5-40 Yrs
St. Louis (Downtown), MO(1)                5-40 Yrs
St. Louis (Westport), MO(2)                5-40 Yrs
Jackson (Downtown), MS(6)                  5-40 Yrs
Jackson (North), MS(15)                    5-40 Yrs
Olive Branch (Whispering Woods
  Conference Center), MS(8)                5-40 Yrs
Raleigh/Durham, NC(5)                      5-40 Yrs
Omaha (Central), NE(5)                     5-40 Yrs
Omaha (Central), NE(12)                    5-40 Yrs
Omaha (I-80), NE(2)                        5-40 Yrs
Omaha (Old Mill Northwest), NE(6)          5-40 Yrs
Omaha (Southwest), NE(12)                  5-40 Yrs
Omaha (Southwest), NE(16)                  5-40 Yrs
Omaha (Southwest), NE(15)                  5-40 Yrs
Piscataway, NJ(1)                          5-40 Yrs
Secaucus (Meadowlands), NJ(6)              5-40 Yrs
Albuquerque (Mountain View), NM(2)         5-40 Yrs
Syracuse, NY(1)                            5-40 Yrs
Cleveland, OH(1)                           5-40 Yrs
Columbus, OH(5)                            5-40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

                                                                                   COST CAPITALIZED SUBSEQUENT
                                                         INITIAL COST                    TO ACQUISITION
                                                     --------------------          ----------------------------
                                                             BUILDINGS   FURNITURE        BUILDINGS   FURNITURE
                                                                AND         AND              AND        AND
DESCRIPTION OF PROPERTY                 ENCUMBRANCES  LAND  IMPROVEMENTS  FIXTURE  LAND  IMPROVEMENT  FIXTURES
-----------------------                 ------------ ------ ------------ --------- ----  -----------  ---------
Dayton, OH(5)                               6,453    1,140     11,223       342    149         1,163     500
Tulsa, OK(1)                                           525      7,344     3,117     --           640   2,657
Philadelphia (Center City), PA(6)                    5,793     50,395     1,738     --         2,556   1,460
Philadelphia (Independence Mall), PA(2)    12,577    3,184     27,704       955     --         5,829   2,153
Philadelphia (Society Hill), PA(3)         33,355    4,542     45,121     1,536     --         1,178   3,589
Pittsburgh, PA(9)                          15,500              25,170       773     --         1,738   1,952
Charleston (Mills House), SC(2)                      3,270     28,446       981     --           386   2,739
Greenville (Roper), SC(6)                            1,551     13,492       465     --           735     792
Myrtle Beach (Kingston
  Plantation), SC(1)                                 2,940     24,988     1,470     --         1,710   5,661
Knoxville (Central), TN(2)                                     11,586       358     --         1,537   1,068
Nashville, TN(1)                                     1,118      9,506       961     --           278   2,307
Nashville, (Opryland/Airport), TN(9)                           27,889       863     --         1,897   1,779
Addison (North Dallas), TX(6)                        4,938     42,965     1,482     --           324     986
Amarillo (I-40), TX(2)                                          5,754       178     --         2,734     870
Austin (Downtown), TX(5)                             2,508     21,908       752     --           898     646
Austin (Town Lake), TX(2)                                      21,551       667     --           810   1,796
Beaumont (Midtown I-10), TX(2)                         685      5,964       206     --         2,278     763
Corpus Christi, TX(1)                       5,249    1,113      9,618       390     51           584   1,757
Dallas, TX(19)                              6,395              13,564       420  2,391           416     660
Dallas (Alpha Road), TX(17)                                     9,795        53  1,623        (1,632)  1,725
Dallas (Campbell Center), TX(7)                      3,208     27,907       962     --         1,054   2,235
Dallas (DFW Airport South), TX(1)                              35,156     1,212  4,041           490   4,375
Dallas (Downtown West End), TX(12)                   1,953     16,989       586     --           155      66
Dallas (Love Field), TX(1)                 13,479    1,934     16,674       757     --           396   1,867
Dallas (Market Center), TX(6)              12,591    4,079     35,486     1,224     --           618     960
Dallas (Market Center), TX(1)              12,035    2,560     23,751     2,182     --           473     843
Dallas (Park Central), TX(6)                                   30,513       944  5,624           384     686
Dallas (Park Central), TX(1)                         1,497     12,722       647    (19)          798   2,616
Dallas (Park Central), TX(3)                         1,720     28,550     4,130   (898)          232   1,106
Dallas (Park Central), TX(20)                        4,513     43,125     2,507     --         4,441   2,874
Houston (I-10 West), TX(9)                           3,055     26,575       916     --           204     332
Houston (Int'l Airport), TX(2)             12,844    3,890     33,842     1,167     --           584     987
Houston (Medical Center), TX(6)             6,098    2,493     21,687       748     --           626     716
Houston (Medical Center), TX(15)            8,095    2,284     19,869       685     --         2,166   1,763
Houston (Near Greenway), TX(9)              6,814    3,418     29,736     1,025     --           582   1,182
Irving (DFW Airport North), TX(19)                             56,714     1,754 10,040           814   1,774
Irving (DFW Airport North), TX(21)         10,566    1,546     13,453       464     --           175   2,183
Midland (Country Villa), TX(2)                         404      3,517       121     --           128     326
Odessa (Centre), TX(15)                                487      4,238       146     --            88     428
Odessa (Parkway Blvd), TX(13)                          370      3,218       111     --            76     356
Plano, TX(19)                               8,092    1,813     15,775       544     --           587   1,193
Plano, TX(2)                                           885      7,696       265     --           190     298
San Antonio (Downtown), TX(2)                                  22,246       688     --           748     612
San Antonio (Int'l Airport), TX(9)                   3,371     29,326     1,011     --         1,857     926
Waco (I-35), TX(2)                                     574      4,994       172     --           146     323
Salt Lake City (Airport), UT(2)                                 5,346       165     --         2,734   1,065
Burlington, VT(3)                          20,602    3,136     27,283       941     --           502   2,150
Cambridge, Canada(2)                                   481      4,188       144    (35)          533     870
Kitchener (Waterloo), Canada(2)                                 9,441       292     --         1,005     676


                                              GROSS AMOUNTS AT WHICH           ACCUMULATED    NET BOOK
                                            CARRIED AT CLOSE OF PERIOD        DEPRECIATION     VALUE
                                         -----------------------------------  BUILDINGS AND BUILDINGS AND
                                                  BUILDINGS  FURNITURE        IMPROVEMENTS   IMPROVEMENTS,
                                                     AND       AND             FURNITURE &   FURNITURE &    DATE OF      DATE
DESCRIPTION OF PROPERTY                  LAND    IMPROVEMENT FIXTURES  TOTAL    FIXTURES      FIXTURES    CONSTRUCTION  ACQUIRED
-----------------------                  ----    ----------- --------- -----  ------------- ------------  ------------  --------
Dayton, OH(5)                            1,289     12,386        842   14,517       1,633       12,884       1987       12/30/97
Tulsa, OK(1)                               525      7,984      5,774   14,283       7,194        7,089       1985       07/28/94
Philadelphia (Center City), PA(6)        5,793     52,951      3,198   61,942       6,201       55,741       1970       07/28/98
Philadelphia (Independence Mall), PA(2)  3,184     33,533      3,108   39,825       4,520       35,305       1972       07/28/98
Philadelphia (Society Hill), PA(3)       4,542     46,299      5,125   55,966       7,166       48,800       1986       10/01/97
Pittsburgh, PA(9)                            -     26,908      2,725   29,633       3,423       26,210       1988       07/28/98
Charleston (Mills House), SC(2)          3,270     28,832      3,720   35,822       4,043       31,779       1982       07/28/98
Greenville (Roper), SC(6)                1,551     14,227      1,257   17,035       1,922       15,113       1984       07/28/98
Myrtle Beach (Kingston
  Plantation), SC(1)                     2,940     26,698      7,131   36,769       8,104       28,665       1987       12/05/96
Knoxville (Central), TN(2)                   -     13,123      1,426   14,549       1,916       12,633       1966       07/28/98
Nashville, TN(1)                         1,118      9,784      3,268   14,170       4,944        9,226       1985       07/28/94
Nashville, (Opryland/Airport), TN(9)         -     29,786      2,642   32,428       3,626       28,802       1981       07/28/98
Addison (North Dallas), TX(6)            4,938     43,289      2,468   50,695       5,218       45,477       1985       07/28/98
Amarillo (I-40), TX(2)                       -      8,488      1,048    9,536       1,226        8,310       1970       07/28/98
Austin (Downtown), TX(5)                 2,508     22,806      1,398   26,712       3,677       23,035       1987       03/20/97
Austin (Town Lake), TX(2)                    -     22,361      2,463   24,824       3,132       21,692       1967       07/28/98
Beaumont (Midtown I-10), TX(2)             685      8,242        969    9,896       1,123        8,773       1967       07/28/98
Corpus Christi, TX(1)                    1,164     10,202      2,147   13,513       3,498       10,015       1984       07/19/95
Dallas, TX(19)                           2,391     13,980      1,080   17,451       1,769       15,682       1988       07/28/98
Dallas (Alpha Road), TX(17)              1,623      8,163      1,778   11,564       3,344        8,220       1997       07/28/98
Dallas (Campbell Center), TX(7)          3,208     28,961      3,197   35,366       3,631       31,735       1982       05/29/98
Dallas (DFW Airport South), TX(1)        4,041     35,646      5,587   45,274       4,978       40,296       1985       07/28/98
Dallas (Downtown West End), TX(12)       1,953     17,144        652   19,749       1,855       17,894       1969       07/28/98
Dallas (Love Field), TX(1)               1,934     17,070      2,624   21,628       4,934       16,694       1986       03/29/95
Dallas (Market Center), TX(6)            4,079     36,104      2,184   42,367       4,187       38,180       1983       07/28/98
Dallas (Market Center), TX(1)            2,560     24,224      3,025   29,809       4,908       24,901       1980       06/30/97
Dallas (Park Central), TX(6)             5,624     30,897      1,630   38,151       3,540       34,611       1981       07/28/98
Dallas (Park Central), TX(1)             1,478     13,520      3,263   18,261       5,060       13,201       1985       07/28/94
Dallas (Park Central), TX(3)               822     28,782      5,236   34,840       4,845       29,995       1972       11/01/98
Dallas (Park Central), TX(20)            4,513     47,566      5,381   57,460       8,531       48,929       1983       06/30/97
Houston (I-10 West), TX(9)               3,055     26,779      1,248   31,082       3,030       28,052       1969       07/28/98
Houston (Int'l Airport), TX(2)           3,890     34,426      2,154   40,470       3,914       36,556       1971       07/28/98
Houston (Medical Center), TX(6)          2,493     22,313      1,464   26,270       2,666       23,604       1973       07/28/98
Houston (Medical Center), TX(15)         2,284     22,035      2,448   26,767       3,250       23,517       1984       07/28/98
Houston (Near Greenway), TX(9)           3,418     30,318      2,207   35,943       3,683       32,260       1984       07/28/98
Irving (DFW Airport North), TX(19)      10,040     57,528      3,528   71,096       6,946       64,150       1987       07/28/98
Irving (DFW Airport North), TX(21)       1,546     13,628      2,647   17,821       2,067       15,754       1989       07/28/98
Midland (Country Villa), TX(2)             404      3,645        447    4,496         554        3,942       1979       07/28/98
Odessa (Centre), TX(15)                    487      4,326        574    5,387         603        4,784       1982       07/28/98
Odessa (Parkway Blvd), TX(13)              370      3,294        467    4,131         460        3,671       1977       07/28/98
Plano, TX(19)                            1,813     16,362      1,737   19,912       2,264       17,648       1983       07/28/98
Plano, TX(2)                               885      7,886        563    9,334       1,004        8,330       1983       07/28/98
San Antonio (Downtown), TX(2)                -     22,994      1,300   24,294       2,692       21,602       1968       07/28/98
San Antonio (Int'l Airport), TX(9)       3,371     31,183      1,937   36,491       3,706       32,785       1981       07/28/98
Waco (I-35), TX(2)                         574      5,140        495    6,209         716        5,493       1970       07/28/98
Salt Lake City (Airport), UT(2)              -      8,080      1,230    9,310       1,192        8,118       1963       07/28/98
Burlington, VT(3)                        3,136     27,785      3,091   34,012       4,155       29,857       1967       12/04/97
Cambridge, Canada(2)                       446      4,721      1,014    6,181         817        5,364       1969       07/28/98
Kitchener (Waterloo), Canada(2)              -     10,446        968   11,414       1,304       10,110       1965       07/28/98



                                          LIFE UPON
                                            WHICH
                                         DEPRECIATION
                                         IN STATEMENT
DESCRIPTION OF PROPERTY                  IS COMPUTED
-----------------------                  ------------
Dayton, OH(5)                               5-40 Yrs
Tulsa, OK(1)                                5-40 Yrs
Philadelphia (Center City), PA(6)           5-40 Yrs
Philadelphia (Independence Mall), PA(2)     5-40 Yrs
Philadelphia (Society Hill), PA(3)          5-40 Yrs
Pittsburgh, PA(9)                           5-40 Yrs
Charleston (Mills House), SC(2)             5-40 Yrs
Greenville (Roper), SC(6)                   5-40 Yrs
Myrtle Beach (Kingston
  Plantation), SC(1)                        5-40 Yrs
Knoxville (Central), TN(2)                  5-40 Yrs
Nashville, TN(1)                            5-40 Yrs
Nashville, (Opryland/Airport), TN(9)        5-40 Yrs
Addison (North Dallas), TX(6)               5-40 Yrs
Amarillo (I-40), TX(2)                      5-40 Yrs
Austin (Downtown), TX(5)                    5-40 Yrs
Austin (Town Lake), TX(2)                   5-40 Yrs
Beaumont (Midtown I-10), TX(2)              5-40 Yrs
Corpus Christi, TX(1)                       5-40 Yrs
Dallas, TX(19)                              5-40 Yrs
Dallas (Alpha Road), TX(17)                 5-40 Yrs
Dallas (Campbell Center), TX(7)             5-40 Yrs
Dallas (DFW Airport South), TX(1)           5-40 Yrs
Dallas (Downtown West End), TX(12)          5-40 Yrs
Dallas (Love Field), TX(1)                  5-40 Yrs
Dallas (Market Center), TX(6)               5-40 Yrs
Dallas (Market Center), TX(1)               5-40 Yrs
Dallas (Park Central), TX(6)                5-40 Yrs
Dallas (Park Central), TX(1)                5-40 Yrs
Dallas (Park Central), TX(3)                5-40 Yrs
Dallas (Park Central), TX(20)               5-40 Yrs
Houston (I-10 West), TX(9)                  5-40 Yrs
Houston (Int'l Airport), TX(2)              5-40 Yrs
Houston (Medical Center), TX(6)             5-40 Yrs
Houston (Medical Center), TX(15)            5-40 Yrs
Houston (Near Greenway), TX(9)              5-40 Yrs
Irving (DFW Airport North), TX(19)          5-40 Yrs
Irving (DFW Airport North), TX(21)          5-40 Yrs
Midland (Country Villa), TX(2)              5-40 Yrs
Odessa (Centre), TX(15)                     5-40 Yrs
Odessa (Parkway Blvd), TX(13)               5-40 Yrs
Plano, TX(19)                               5-40 Yrs
Plano, TX(2)                                5-40 Yrs
San Antonio (Downtown), TX(2)               5-40 Yrs
San Antonio (Int'l Airport), TX(9)          5-40 Yrs
Waco (I-35), TX(2)                          5-40 Yrs
Salt Lake City (Airport), UT(2)             5-40 Yrs
Burlington, VT(3)                           5-40 Yrs
Cambridge, Canada(2)                        5-40 Yrs
Kitchener (Waterloo), Canada(2)             5-40 Yrs

                       FELCOR LODGING LIMITED PARTNERSHIP

                                                                              COST CAPITALIZED SUBSEQUENT
                                                  INITIAL COST                      TO ACQUISITION
                                              --------------------           -----------------------------
                                                      BUILDINGS   FURNITURE          BUILDINGS   FURNITURE
                                                         AND         AND                AND        AND
DESCRIPTION OF PROPERTY          ENCUMBRANCES  LAND  IMPROVEMENTS  FIXTURE   LAND   IMPROVEMENT  FIXTURES
-----------------------          ------------ ------ ------------ ---------  ----   -----------  ---------
Peterborough (Waterfront),
  Canada(2)                                       735      6,391        220     (35)       121        588
Sarnia, Canada(2)                                 271      2,359         81     (34)       758        876
Toronto (Airport), Canada(9)                              21,168        655      --      2,695      1,821
Toronto (Yorkdale), Canada(2)                   1,578     13,725        473     (35)     3,908      1,270
                                   --------  -------- ----------   -------- -------   --------   --------
Total                              $687,810  $288,893 $3,223,512   $124,884 $33,117   $288,930   $322,545
                                   ========  ======== ==========   ======== =======   ========   ========

                                       GROSS AMOUNTS AT WHICH            ACCUMULATED    NET BOOK
                                     CARRIED AT CLOSE OF PERIOD         DEPRECIATION     VALUE
                                  -----------------------------------   BUILDINGS AND BUILDINGS AND
                                           BUILDINGS  FURNITURE         IMPROVEMENTS   IMPROVEMENTS,
                                              AND       AND              FURNITURE &   FURNITURE &    DATE OF      DATE
DESCRIPTION OF PROPERTY           LAND    IMPROVEMENT FIXTURES  TOTAL     FIXTURES      FIXTURES    CONSTRUCTION  ACQUIRED
-----------------------           ----    ----------- --------- -----   ------------- ------------  ------------  --------
Peterborough (Waterfront),
  Canada(2)                          700       6,512      808      8,020        943        7,077        1965      07/28/98
Sarnia, Canada(2)                    237       3,117      957      4,311        421        3,890        1970      07/28/98
Toronto (Airport), Canada(9)          --      23,863    2,476     26,339      3,229       23,110        1970      07/28/98
Toronto (Yorkdale), Canada(2)      1,543      17,633    1,743     20,919      2,230       18,689        1970      07/28/98
                                --------  ---------- -------- ----------   --------   ----------
Total                           $322,010  $3,512,442 $447,429 $4,281,881   $630,962   $3,650,919
                                ========  ========== ======== ==========   ========   ==========


                                  LIFE UPON
                                    WHICH
                                 DEPRECIATION
                                 IN STATEMENT
DESCRIPTION OF PROPERTY          IS COMPUTED
-----------------------          ------------
Peterborough (Waterfront),
  Canada(2)                       5-40 Yrs
Sarnia, Canada(2)                 5-40 Yrs
Toronto (Airport), Canada(9)      5-40 Yrs
Toronto (Yorkdale), Canada(2)     5-40 Yrs

Total


  Balance at December 31, 1998   $4,099,946
  Additions during the period       247,116
                                 ----------
  Balance at December 31, 1999   $4,347,062
      Sold hotels in 2000           (31,921)
      Hotels Held for Sale         (206,000)
  Additions during the period        98,870
                                 ----------
  Balance at December 31, 2000   $4,208,011
    Additions during the period      73,870
                                 ----------
  Balance at December 31, 2001   $4,281,881
                                 ==========

Balance at December 31, 1998     $  178,072
   Depreciation expense during
     the period                     152,483
                                 ----------
Balance at December 31, 1999        330,555
        Sold hotels in 2000          (4,200)
         Hotels Held for Sale       (13,706)
   Depreciation expense during
     the period                     160,452
                                 ----------
Balance at December 31, 2000        473,101
     Foreign Exchange                  (394)
     Purchase of DJONT Leases         1,011
   Depreciation expense during
     the period                     157,244
                                 ----------
Balance at December 31, 2001     $  630,962
                                 ==========

                                                                                   COST CAPITALIZED SUBSEQUENT
                                                         INITIAL COST                    TO ACQUISITION
                                                     --------------------          ----------------------------
                                                             BUILDINGS   FURNITURE        BUILDINGS   FURNITURE
                                                                AND         AND              AND        AND
DESCRIPTION OF PROPERTY                 ENCUMBRANCES  LAND  IMPROVEMENTS  FIXTURE  LAND  IMPROVEMENT  FIXTURES
-----------------------                 ------------ ------ ------------ --------- ----  -----------  ---------
Boca Raton, FL(5)                                   $ 5,433    $2,796     $  468    --      $  336     $1,283
Davenport, IA(12)                                       434     3,776        130    --         571        537
Davenport, IA(2)                                        547     4,763        164    --       1,333      1,168
Moline, IL(12)                                          505     4,398        152    --         535        622
Moline (Airport), IL(2)                                 822     7,149        247    --       1,487      1,285
Moline (Airport), IL(13)                                232     2,021         70    --         166        213
Colby, KS(13)                                           339     2,950        102    --         228         92
Great Bend, KS(2)                                       549     4,780        165    --         216        355
Hays, KS(12)                                            243     2,112         73    --         319        367
Hays, KS(2)                                             597     5,190        179    --          44        241
Salina, KS(2)                                           502     4,370        151    --          67        367
Salina (I-70), KS(13)                                   341     2,964        102    --           2         95
Nashville (Airport), TN(5)                            1,073     9,331        322    --         624      1,310
                                                    -------   -------     ------            ------     ------
                    Total                           $11,617   $56,600     $2,325            $5,928     $7,935
                                                    =======   =======     ======            ======     ======
Loss on hotels held for sale





                                               GROSS AMOUNTS AT WHICH           ACCUMULATED    NET BOOK
                                             CARRIED AT CLOSE OF PERIOD        DEPRECIATION     VALUE
                                          -----------------------------------  BUILDINGS AND BUILDINGS AND
                                                   BUILDINGS  FURNITURE        IMPROVEMENTS   IMPROVEMENTS,
                                                      AND       AND             FURNITURE &   FURNITURE &    DATE OF      DATE
DESCRIPTION OF PROPERTY                   LAND    IMPROVEMENT FIXTURES  TOTAL    FIXTURES      FIXTURES    CONSTRUCTION  ACQUIRED
-----------------------                   ----    ----------- --------- -----  ------------- ------------  ------------  --------
Boca Raton, FL(5)                       $ 5,433     $ 3,132   $1,751    $10,316  $ 1,538        $ 8,778       1989       11/15/95
Davenport, IA(12)                           434       4,347      667      5,448      308          5,140       1985       07/28/98
Davenport, IA(2)                            547       6,096    1,332      7,975      418          7,557       1966       07/28/98
Moline, IL(12)                              505       4,933      774      6,212      347          5,865       1985       07/28/98
Moline (Airport), IL(2)                     822       8,636    1,532     10,990      561         10,429       1961       07/28/98
Moline (Airport), IL(13)                    232       2,187      283      2,702      148          2,554       1996       07/28/98
Colby, KS(13)                               339       3,178      194      3,711      195          3,516       1998       07/28/98
Great Bend, KS(2)                           549       4,996      520      6,065      401          5,664       1964       07/28/98
Hays, KS(12)                                243       2,431      440      3,114      173          2,941       1985       07/28/98
Hays, KS(2)                                 597       5,234      420      6,251      396          5,855       1966       07/28/98
Salina, KS(2)                               502       4,437      518      5,457      415          5,042       1986       07/28/98
Salina (I-70), KS(13)                       341       2,966      197      3,504      275          3,229       1997       07/28/98
Nashville (Airport), TN(5)                1,073       9,955    1,632     12,660    1,240         11,420       1988       06/05/97
                                        -------     -------   -------   -------   ------        -------
                    Total               $11,617     $62,528   $10,260   $84,405   $6,415        $77,990
                                        =======     =======   =======   =======   ======
Loss on hotels held for sale                                                                    (39,053)
                                                                                                -------
                                                                                                $38,937
                                                                                                =======



                                         LIFE UPON
                                           WHICH
                                        DEPRECIATION
                                        IN STATEMENT
DESCRIPTION OF PROPERTY                 IS COMPUTED
-----------------------                 ------------
Boca Raton, FL(5)                          5-40 Yrs
Davenport, IA(12)                          5-40 Yrs
Davenport, IA(2)                           5-40 Yrs
Moline, IL(12)                             5-40 Yrs
Moline (Airport), IL(2)                    5-40 Yrs
Moline (Airport), IL(13)                   5-40 Yrs
Colby, KS(13)                              5-40 Yrs
Great Bend, KS(2)                          5-40 Yrs
Hays, KS(12)                               5-40 Yrs
Hays, KS(2)                                5-40 Yrs
Salina, KS(2)                              5-40 Yrs
Salina (I-70), KS(13)                      5-40 Yrs
Nashville (Airport), TN(5)                 5-40 Yrs

                    Total

Loss on hotels held for sale

1.   Embassy Suites             9.  Holiday Inn Select       17. Bristol House
2.   Holiday Inn                10. Courtyard by Marriott    18. Crowne Plaza Suites
3.   Sheraton                   11. Sheraton Suites          19. Harvey Hotel
4.   Fairfield Inn              12. Hampton Inn              20. Westin
5.   Doubletree Guest Suites    13. Holiday Inn Express      21. Harvey Suites
6.   Crowne Plaza               14. Hilton Suites
7.   Doubletree                 15. Holiday Inn Hotel & Suites
8.   Independents               16. Homewood Suites

                                INDEX TO EXHIBIT


       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       ------     ----------------------
         3.1    - Second Amended and Restated Agreement of Limited Partnership
                  of FelCor Lodging Limited Partnership, formerly known as
                  FelCor Suites Limited Partnership ("FelCor LP") dated as of
                  December 31, 2001(filed as Exhibit 10.1 to the FelCor Lodging
                  Trust Incorporated ("FelCor") Annual Report on Form 10-K for
                  the fiscal year ended December 31, 2001 ("FelCor's 2001 10-K")
                  and incorporated herein by reference).

         4.1 - Indenture dated as of April 22, 1996 by and between FelCor and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit
                  4.2 to FelCor's Form 8-K dated May 1, 1996 and incorporated herein by reference).

         4.2    - Indenture dated as of October 1, 1997 by and among FelCor LP,
                  FelCor, the Subsidiary Guarantors named therein and SunTrust
                  Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-39595) of
                  FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.2.1 - First Amendment to Indenture dated as of February 5, 1998 by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (File
                  No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.2.2 - Second Amendment to Indenture and First Supplemental Indenture dated as of December 30, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.2 to FelCor's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1998
                  ("FelCor's 1998 10-K") and incorporated herein by reference).

       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       ------     ----------------------
         4.2.3  - Third Amendment to Indenture dated as of March 30, 1999 by and among FelCor, FelCor LP, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.3 to FelCor's Form 10-Q for the quarter ended March 31, 1999
                  ("FelCor's March 1999 10-Q"), and incorporated herein by
                  reference).

         4.2.4 - Second Supplemental Indenture dated as of August 1, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.2.4 to the Registration Statement on Form S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.2.5 - Third Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.2.5 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.3    - Indenture dated as of September 15, 2000, by and among FelCor
                  LP, FelCor, the Subsidiary Guarantors named therein, and SunTrust Bank, as Trustee (filed as Exhibit 4.3 to the
                  Registration Statement on Form S-4 (file no. 333-47506) of
                  FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.3.1 - First Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.3.1 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         4.4    - Indenture dated as of June 4, 2001, by and among FelCor LP,
                  FelCor, the Subsidiary Guarantors named therein, and SunTrust
                  Bank, as Trustee (filed as Exhibit 4.9 to FelCor's Form 8-K dated as of June 4, 2001 and filed June 14, 2001, and incorporated herein by reference).

         4.4.1 - First Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         10.1 - Contribution Agreement dated as of January 1, 2001, by and among FelCor, FelCor LP, FelCor, Inc., RGC and DJONT
                  Operations, L.L.C. (filed as Exhibit 10.27 to FelCor's Form
                  10-Q for the quarter ended March 31, 2001 ("FelCor's March
                  2001 10-Q"), and incorporated herein by reference).

         10.2 - Leasehold Acquisition Agreement dated as of March 30, 2001, by and among Bass (U.S.A.) Incorporated, in its individual capacity and on behalf of its subsidiaries and affiliates, and FelCor, in its individual capacity and on behalf of its subsidiaries and affiliates, including as an exhibit thereto the form of Management Agreement for Six Continents-branded hotels (filed as Exhibit 10.28 to FelCor's March 2001 10-Q and incorporated herein by reference).

       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       ------     ----------------------
         10.3   - Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Six Continents Hotels, as
                  manager, with respect to FelCor's Six Continents branded
                  hotels (included as an exhibit to the Leasehold Acquisition
                  Agreement filed as Exhibit 10.2 above).

         10.4 - Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor's Embassy Suites hotels, including the form of Embassy Suites License Agreement attached as an exhibit thereto (filed as Exhibit 10.5 to FelCor's 2001 10-K and incorporated herein by reference).

         10.5 - Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor's Doubletree and Doubletree
                  Guest Suites hotels (filed as Exhibit 10.6 to FelCor's 2001
                  10-K and incorporated herein by reference).

         10.6 - Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor's Sheraton and Westin hotels (filed as Exhibit 10.7 to FelCor's 2001 10-K and incorporated herein by reference).

         10.7 - Employment Agreement dated as of July 28, 1994 between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to FelCor's
                  Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended December 31, 1994 ("FelCor's 1994 10-K/A") and incorporated herein by reference).

         10.8   - Restricted Stock and Stock Option Plan of FelCor (filed as
                  Exhibit 10.9 to FelCor's 1994 10-K/A and incorporated herein by reference).

         10.9 - Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to FelCor's 2001 10-K and incorporated herein by reference).

         10.10 - 1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("FelCor's 1995 10-
                  K") and incorporated herein by reference).

         10.11 - Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to FelCor's Form
                  10-Q for the quarter ended September 30, 1999 ("FelCor's
                  September 1999 10-Q") and incorporated herein by reference).

         10.12  - 1998 Restricted Stock and Stock Option Plan (filed as Exhibit
                  4.2 to FelCor's Registration Statement on Form S-8 (File No.
                  333-66041) and incorporated herein by reference).

         10.13 - Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor's Post- Effective Amendment on Form
                  S-3 to Form S-4 Registration Statement (File No. 333-50509) and incorporated herein by reference).

         10.14  - Amended and Restated Stock Option Plan for Non-Employee
                  Directors (filed as Exhibit 99.2 to FelCor's Post-Effective
                  Amendment on Form S-3 to Form S-4 Registration Statement (File
                  No. 333- 50509) and incorporated herein by reference).

         10.15 - Form of Severance Agreement for executive officers and certain key employees of FelCor (filed as Exhibit 10.13 to FelCor's
                  1998 10-K and incorporated herein by reference).

       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       ------     ----------------------
         10.16  - Stockholders' and Registration Rights Agreement dated as of
                  July 27, 1998 by and among FelCor, Bass America, Inc., Holiday
                  Corporation, Bass plc, United/Harvey Investors I, L.P.,
                  United/Harvey Investors II, L.P., United/Harvey Investors III,
                  L.P., United/Harvey Investors IV, L.P., and United/Harvey
                  Investors V, L.P. (filed as Exhibit 10.18 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

         10.17  - Seventh Amended and Restated Credit Agreement dated as of July
                  26, 2001, among FelCor, FelCor LP and FelCor Canada Co., as
                  Borrowers, the Lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as Administrative
                  Agents, Bankers Trust Company, as Syndication Agent, J.P.
                  Morgan Securities Inc., and Deutsche Banc Alex. Brown, Inc., as Co-Lead Arrangers and Joint Bookrunners, and Bank of
                  America, N.A. and Salomon Smith Barney Inc., as Document
                  Agents (filed as Exhibit 10.17 to FelCor's Form 10-Q for the quarter ended June 30, 2001 ("FelCor's June 2001 10-Q") and incorporated herein by reference).

         10.17.1- First Amendment dated as of November 6, 2001, among FelCor,
                  FelCor LP and FelCor Canada Co., as Borrowers, the lenders party thereto, The Chase Manhattan Bank and The Chase
                  Manhattan Bank of Canada, as Administrative Agents, and
                  Bankers Trust Company, as Syndication Agent (filed as Exhibit
                  10.17.1 to FelCor's Form 10-Q for the quarter ended September
                  30, 2001 ("FelCor's September 2001 10-Q") and incorporated herein by reference).

         10.18  - Loan Agreement dated as of October 10, 1997 among Bristol
                  Lodging Company, Bristol Lodging Holding Company, Nomura Asset
                  Capital Corporation, as Administrative Agent and Collateral
                  Agent for Lenders, and Bankers Trust Company, as Co-Agent for
                  Lenders (filed as Exhibit 10.10 to the Bristol Hotel Company
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997 and incorporated herein by reference).

         10.18.1- First Amendment to Loan Agreement and Ancillary Loan Documents made as of May 28, 1999, among FelCor Lodging Company, L.L.C.,
                  FelCor Lodging Holding Company, L.L.C. and LaSalle National
                  Bank, as Trustee for Nomura Asset Securities Corporation
                  Commercial Pass-Through Certificates Series 1998-D6, as administrative agent and collateral agent (filed as Exhibit
                  10.19.1 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 ("FelCor's 1999 10-K") and incorporated herein by reference).

         10.19 - Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The
                  Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to FelCor's March 1999 10-Q and incorporated herein by reference).

         10.19.1- Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, L.P., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 ("FelCor's June 1999 10-Q") and incorporated herein by reference).

         10.20 - Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance
                  Company, as Trustee, and Massachusetts Mutual Life Insurance
                  Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.20.1, also executed by FelCor/CSS Holdings, L.P.
                  with respect to the

       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       ------     ----------------------
                  Embassy Suites-Anaheim and Embassy Suites-Deerfield Beach, and
                  by FelCor LP with respect to the Embassy Suites-Palm Desert
                  (filed as Exhibit 10.24.2 to FelCor's June 1999 10-Q and
                  incorporated herein by reference).

         10.20.1- Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy
                  Suites-Dallas Market Center), $14,000,000 (Embassy
                  Suites-Dallas Love Field), $12,450,000 (Embassy Suites-Tempe),
                  $11,550,000 (Embassy Suites-Anaheim), $8,900,000 (Embassy
                  Suites-Palm Desert), $15,600,000 (Embassy Suites-Deerfield
                  Beach) (filed as Exhibit 10.24.1 to FelCor's June 1999 10-Q and incorporated herein by reference).

         10.21  - Form Deed of Trust, Security Agreement and Fixture Filing with
                  Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and
                  Teachers Insurance and Annuity Association of America, as
                  Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.21.2
                  (filed as Exhibit 10.24 to FelCor's Form 10-Q for the quarter ended June 30, 2000 ("FelCor's June 2000 10-Q") and incorporated herein by reference).

         10.21.1- Form of Accommodation Cross-Collateralization Mortgage and
                  Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts
                  Mutual Life Insurance Company and Teachers Insurance and
                  Annuity Association of America (filed as Exhibit 10.24.1 to
                  FelCor's June 2000 10-Q and incorporated herein by reference).

         10.21.2- Form of fourteen separate Promissory Notes each dated April
                  20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life
                  Insurance Company and Teachers Insurance and Annuity
                  Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona),
                  $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000
                  (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta
                  Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia),
                  $12,500,000 (Chicago O'Hare Airport, Illinois), $12,500,000
                  (Chicago O'Hare Airport, Illinois), $3,500,000 (Lexington,
                  Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $10,500,000 (South
                  Burlington, Vermont), and, $10,500,000 (South Burlington,
                  Vermont) (filed as Exhibit 10.24.2 to FelCor's June 2000 10-Q and incorporated herein by reference).

         10.22  - Form Deed of Trust and Security Agreement, each dated as of
                  May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C.,
                  FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield
                  Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB
                  Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C.,
                  FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF
                  Holdings, L.P., each as Borrower, in favor of The Chase
                  Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.22.1 (filed as Exhibit 10.25 to FelCor's June 2000
                  10-Q and incorporated herein by reference).

       EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
       ------     ----------------------
         10.22.1- Form of eight separate Promissory Notes each dated May 2,
                  2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB
                  Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C.,
                  FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings,
                  L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB
                  Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P.,
                  each separately payable to the order of The Chase Manhattan
                  Bank in the respective original principal amounts of
                  $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston
                  Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield,
                  Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000
                  (Orlando South, Florida), $32,650,000 (New Orleans,
                  Louisiana), $20,728,000 (Piscataway, New Jersey), and
                  $26,268,000 (South San Francisco, California) (filed as
                  Exhibit 10.25.1 to FelCor's June 2000 10-Q and incorporated herein by reference).

         10.23 - Registration Rights Agreement dated as of September 8, 2000 among FelCor, FelCor LP, Deutsche Banc Securities Inc., Chase
                  Securities Inc., Morgan Stanley & Co. Incorporated, Banc of
                  America Securities LLC, Banc One Capital Markets, Inc., Credit
                  Lyonnais Securities (USA) Inc., and Scotia Capital (USA) Inc.
                  (filed as Exhibit 10.26 to the Registration Statement on Form
                  S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

         10.24 - Registration Rights Agreement dated as of January 11, 2001, among FelCor, FelCor LP and Deutsche Bank Securities Inc
                  (filed as Exhibit 10.26 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).

         10.25 - Registration Rights Agreement dated as of June 4, 2001, by and among FelCor LP, FelCor, and Deutsche Banc Alex. Brown Inc., in its individual capacity and on behalf of J.P. Morgan
                  Securities Inc., Banc of America Securities LLC, Salomon Smith
                  Barney Inc., Morgan Stanley & Co. Incorporated, Merrill Lynch,
                  Pierce, Fenner & Smith Incorporated, SG Cowen Securities
                  Corporation, Credit Lyonnais Securities (USA) Inc., Scotia
                  Capital (USA) Inc., BMO Nesbitt Burns Corp., Fleet Securities,
                  Inc., PNC Capital Markets, Inc. and Wells Fargo Brokerage
                  Services, LLC (filed as Exhibit 10.29 to FelCor's Form 8-K dated June 4, 2001 and filed June 14, 2001, and incorporated herein by reference).

         10.26 - Registration Rights Agreement dated as of December 3, 2001, by and among FelCor, FelCor LP, Deutsche Banc Alex. Brown, J.P.
                  Morgan Securities Inc., Banc of America Securities LLC, Morgan
                  Stanley & Co. Incorporated and Salomon Smith Barney Inc.
                  (filed as Exhibit 10.27 to FelCor's 2001 10-K and incorporated herein by reference).

         21*    - List of Subsidiaries of the Company.

         23*    - Consent of PricewaterhouseCoopers LLP.


----------

   * Indicates that the document is filed herewith.

         b)       Reports on Form 8-K