Form 10-Q
period 2002-03-31
FELCOR LODGING L P
filed 2002-05-15
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                                                                                                Page
                                                                                                                ----
                                             PART I. -- FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................     3
                Consolidated Balance Sheets - March 31, 2002 (Unaudited)
                     and December 31, 2001...................................................................     3
                Consolidated Statements of Operations - For the Three Months
                     Ended March 31, 2002 and 2001 (Unaudited)...............................................     4
                Consolidated Statements of Comprehensive Income - For the Three Months
                     Ended March 31, 2002 and 2001 (Unaudited) ..............................................     5
                Consolidated Statements of Cash Flows -- For the Three Months
                     Ended March 31, 2002 and 2001 (Unaudited)...............................................     6
                Notes to Consolidated Financial Statements...................................................     7
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations
                General......................................................................................    19
                Financial Comparison.........................................................................    19
                Results of Operations........................................................................    19
                Liquidity and Capital Resources..............................................................    27
                Inflation....................................................................................    30
                Seasonality..................................................................................    30
                Disclosure Regarding Forward Looking Statements..............................................    31
Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................................    31

                                               PART II. - OTHER INFORMATION

Item 5.      Other Information...............................................................................    32
Item 6.      Exhibits and Reports on Form 8-K................................................................    32

SIGNATURE....................................................................................................    33


                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     2002            2001
                                                                                 -------------   -------------
                                                                                  (UNAUDITED)
                                                        ASSETS
Investment in hotels, net of accumulated depreciation of $669,413
   at March 31, 2002 and $630,962 at December 31, 2001 .......................   $   3,631,804   $   3,664,712
Investment in unconsolidated entities ........................................         150,003         151,047
Hotels held for sale .........................................................          38,937          38,937
Cash and cash equivalents ....................................................         112,031         128,742
Accounts receivable, net of allowance for doubtful accounts ..................          59,768          53,836
Deferred expenses, net of accumulated amortization of $11,977
   at March 31, 2002 and $10,672 at December 31, 2001 ........................          30,177          31,249
Other assets .................................................................          30,681          20,406
                                                                                 -------------   -------------

         Total assets ........................................................   $   4,053,401   $   4,088,929
                                                                                 =============   =============

                                          LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $7,481 at March 31, 2002
   and $7,768 at December 31, 2001 ...........................................   $   1,924,952   $   1,938,408
Distributions payable ........................................................          14,381           8,172
Accrued expenses and other liabilities .......................................         167,123         173,496
Minority interest in other partnerships ......................................          50,345          49,559
                                                                                 -------------   -------------

         Total liabilities ...................................................       2,156,801       2,169,635
                                                                                 -------------   -------------

Commitments and contingencies

Redeemable units at redemption value .........................................         191,363         150,479
Preferred units, $.01 par value, 20,000 shares authorized:
   Series A Cumulative Preferred Units, 5,980 and 5,981 units issued and
     outstanding at March 31, 2002 and December 31, 2001, respectively .......         149,512         149,515
   Series B Redeemable Preferred Units, 58 units issued and outstanding ......         143,750         143,750
Partners' capital, including accumulated other comprehensive income (loss)
     of $205 at March 31, 2002 and $(376) at December 31, 2001 ...............       1,411,975       1,475,550
                                                                                 -------------   -------------

         Total liabilities and partners' capital .............................   $   4,053,401   $   4,088,929
                                                                                 =============   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
Revenues:
   Hotel operating revenue:
     Room ...................................................   $    257,230    $    192,225
     Food and beverage ......................................         50,691          27,664
     Other operating departments ............................         16,219          12,899
   Percentage lease revenue .................................                         51,531
   Retail space rental and other revenue ....................            670           1,334
                                                                ------------    ------------
   Total revenues ...........................................        324,810         285,653
                                                                ------------    ------------

Expenses:
   Hotel operating expenses:
     Room ...................................................         63,233          43,620
     Food and beverage ......................................         39,991          20,117
     Other operating departments ............................          7,316           5,727
   Other property operating costs ...........................         89,160          58,502
   Management and franchise fees ............................         15,648          12,671
   Taxes, insurance and lease expense .......................         34,570          38,364
   Corporate expenses .......................................          3,746           3,141
   Depreciation .............................................         38,618          39,808
   Lease termination costs ..................................                         36,226
                                                                ------------    ------------
   Total operating expenses .................................        292,282         258,176
                                                                ------------    ------------

Operating income ............................................         32,528          27,477

Interest expense, net .......................................         41,196          39,356
                                                                ------------    ------------

Loss before equity in income from unconsolidated entities,
        minority interests and gain on sale of assets .......         (8,668)        (11,879)
   Equity in income from unconsolidated entities ............          1,221           2,150
   Minority interests .......................................           (786)         (1,756)
   Gain on sale of assets ...................................                          2,473
                                                                ------------    ------------
Net loss ....................................................         (8,233)         (9,012)
   Preferred distributions ..................................         (6,150)         (6,150)
                                                                ------------    ------------
Net loss applicable to unitholders ..........................   $    (14,383)   $    (15,162)
                                                                ============    ============

Per unit data:
Basic and diluted:
     Net loss applicable to unitholders .....................   $      (0.23)   $      (0.25)
                                                                ============    ============
     Weighted average units outstanding .....................         61,722          61,609







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)


                                                                 2002         2001
                                                               ---------    ---------
Net loss ...................................................   $  (8,233)   $  (9,012)
Cumulative transition adjustment from interest rate swaps ..                      248
Unrealized holding losses from interest rate swaps .........                   (5,092)
Foreign currency translation adjustment ....................         581
                                                               ---------    ---------
     Comprehensive loss ....................................   $  (7,652)   $ (13,856)
                                                               =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            --------------------------
                                                                                               2002           2001
                                                                                            -----------    -----------
Cash flows from operating activities:
          Net loss ......................................................................   $    (8,233)   $    (9,012)
          Adjustments to reconcile net loss to net cash provided by
              operating activities:
                    Depreciation ........................................................        38,618         39,808
                    Gain on sale of assets ..............................................                       (2,473)
                    Amortization of deferred financing fees .............................         1,305          1,248
                    Accretion of debt ...................................................           103           (180)
                    Amortization of unearned compensation ...............................           509            476
                    Equity in income from unconsolidated entities .......................        (1,221)        (2,150)
                    Lease termination costs .............................................                       36,226
                    Minority interests ..................................................           786          1,756
              Changes in assets and liabilities:
                    Accounts receivable .................................................        (5,932)       (10,064)
                    Deferred expenses ...................................................          (233)        (1,178)
                    Other assets ........................................................       (10,217)       (12,379)
                    Deferred rent .......................................................                        5,254
                    Accrued expenses and other liabilities ..............................        (4,201)        (6,185)
                                                                                            -----------    -----------
                              Net cash flow provided by operating activities ............        11,284         41,147
                                                                                            -----------    -----------

Cash flows (used in) provided by investing activities:
          Improvements and additions to hotels ..........................................        (8,448)       (13,923)
          Proceeds from sale of interest in hotels ......................................                       48,124
          Operating cash received in acquisition of lessee ..............................                       25,300
          Proceeds from sale of assets ..................................................                        3,414
          Cash distributions from unconsolidated entities ...............................         2,265          1,565
                                                                                            -----------    -----------
                              Net cash flow (used in) provided by investing activities ..        (6,183)        64,480
                                                                                            -----------    -----------


Cash flows used in financing activities:
          Proceeds from borrowings ......................................................                      215,716
          Repayment of borrowings .......................................................       (13,202)      (241,087)
          Redemption of units ...........................................................           (92)        (3,926)
          Proceeds from exercise of FelCor stock options ................................                          692
          Distributions paid to other partnership minority interests ....................                       (2,581)
          Distributions paid to preferred unitholders ...................................        (6,150)        (6,150)
          Distributions paid to unitholders .............................................        (3,100)       (33,608)
                                                                                            -----------    -----------
                              Net cash flow used in financing activities ................       (22,544)       (70,944)
                                                                                            -----------    -----------

Effect of exchange rate changes on cash .................................................           732
Net change in cash and cash equivalents .................................................       (16,711)        34,683
Cash and cash equivalents at beginning of periods .......................................       128,742         26,060
                                                                                            -----------    -----------
Cash and cash equivalents at end of periods .............................................   $   112,031    $    60,743
                                                                                            ===========    ===========

Supplemental cash flow information --
          Interest paid .................................................................   $    41,594    $    43,643
                                                                                            ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") had ownership interests in 183 hotels at March 31, 2002, with nearly 50,000 rooms and suites. The general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, one of the nation's largest hotel real estate investment trusts, or REITs. At March 31, 2002, FelCor owned a greater than 85% equity interest in the Company, At March 31, 2002, the Company owned a 100% interest in 150 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and a 50% interest in separate unconsolidated entities that own 24 hotels. Thirteen of the Company's hotels were designated as held for sale at March 31, 2002.

         On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable subsidiaries ("TRS") that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for 96 hotels that were leased to either DJONT Operations, L.L.C. and its consolidated subsidiaries (collectively "DJONT") or subsidiaries of Six Continents Hotels. Effective July 1, 2001, the Company acquired the remaining 88 hotel leases held by Six Continents Hotels. By acquiring these leases through its TRSs, the Company acquired the economic benefits and risks of the operation of these hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

         The following table provides a schedule of the Company's hotels, by brand, at March 31, 2002:

BRAND
Hilton Hotels Corporation ("Hilton") brands:
     Embassy Suites Hotels(R)...................................................  59
     Doubletree(R) and Doubletree Guest Suites(R)...............................  13(a)
     Hampton Inn(R).............................................................   7
     Hilton Suites(R)...........................................................   1
     Homewood Suites(R).........................................................   1
Six Continents Hotels brands:
     Holiday Inn(R).............................................................  44
     Crowne Plaza(R) and Crowne Plaza Suites(R).................................  18
     Holiday Inn Select(R)......................................................  10
     Holiday Inn Express(R).....................................................   5
Starwood Hotels & Resorts Worldwide Inc. ("Starwood") brands:
     Sheraton(R) and Sheraton Suites(R).........................................  10
     Westin(R)..................................................................   1
Other brands....................................................................  14
                                                                                 ---
Total hotels.................................................................... 183
                                                                                 ===

(a) Includes the Company's Doubletree Guest Suites in Boca Raton, Florida, which was sold effective April 26, 2002. This was one of the 13 hotels held for sale at March 31, 2002.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION -- (CONTINUED)

         At March 31, 2002, the Company's hotels were located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (19 hotels), Florida (17 hotels) and Georgia (14 hotels). Approximately 56% of the Company's hotel room revenues were generated from hotels in these four states.

         At March 31, 2002, of the Company's 183 hotels, (i) subsidiaries of Six Continents Hotels managed 89, (ii) subsidiaries of Hilton managed 71, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation ("IHC") managed eight and (v) three independent management companies managed four.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net loss or partners' capital.

         The financial information for the three months ended March 31, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes additional criteria to determine when a long-lived asset is held for sale and establishes a new recoverability test for long-lived assets to be held for investment. It also broadens the definition of "discontinued operations" to include the sale of individual properties. The provisions of the new standard are generally to be applied prospectively. During the three months ended March 31, 2002, the Company was not required to record any impairment under the new standard. In addition, the Company does not have any discontinued operations for the three months ended March 31, 2002, as no additional hotels were designated as held for sale during the period.

         During the three months ended March 31, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishments of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied beginning in fiscal years beginning after May 15, 2002 and encourages early application of SFAS 145 related to the rescission of SFAS 4. The Company has no gains or losses from extinguishments of debt for the three months ended March 31, 2002.

3.       ACQUISITION OF HOTEL LEASES

         As a result of the passage of the RMA, effective January 1, 2001, the Company acquired 100% of DJONT, which owned leases on 85 of our hotels, and contributed it to a TRS. In consideration, the Company issued 416,667 of its units, valued at approximately $10 million, and the Company assumed DJONT's accumulated stockholders' deficit of $25 million, which was expensed as lease termination cost in 2001.

         On January 1, 2001, the Company also acquired from Six Continents Hotels the leases covering 11 hotels, terminated one additional lease in connection with the sale of the related hotel and terminated the 12 related management agreements in exchange for 413,585 shares of FelCor common stock valued at approximately $10 million. Of this $10 million in consideration, $8 million was expensed in 2000, in connection with the designation of certain of these hotels as held for sale. An additional $2 million was expensed as lease termination costs in 2001 as a result of the acquisition of the leases. Of the 11 hotels, two have been sold, eight have been contributed to a joint venture with IHC, and one will be retained.

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of the leases on these 96 hotels. The fair values of the acquired assets and liabilities at January 1, 2001, and the related lease termination costs for the three months ended March 31, 2001, are as follows (in thousands):

Cash and cash equivalents .......................................    $    25,300
Accounts receivable .............................................         30,214
Other assets ....................................................         17,394
                                                                     -----------
Total assets acquired ...........................................         72,908
                                                                     -----------

Accounts payable ................................................         18,656
Due to FelCor Lodging Trust .....................................         30,687
Accrued expenses and other liabilities ..........................         40,072
                                                                     -----------
Total liabilities assumed .......................................         89,415
                                                                     -----------
Liabilities assumed in excess of assets acquired ................         16,507
Value of FelCor common stock and units issued ...................         19,719
                                                                     -----------
     Lease termination costs ....................................    $    36,226
                                                                     ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company owned 50% interests in joint venture entities that owned 24 hotels at March 31, 2002 and 2001. The Company also owned a 50% interest in entities that owned an undeveloped parcel of land, provided condominium management services, leased eight hotels and developed and sold condominiums in Myrtle Beach, South Carolina. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                   MARCH 31,          DECEMBER 31,
                                                                     2002                2001
                                                                   --------           ------------
                                                                  (UNAUDITED)
Balance sheet information:
     Investment in hotels...................................       $361,251            $365,802
     Debt (a)...............................................       $265,377            $266,238
     Equity.................................................       $117,648            $116,032

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                -------------    -------------
                                                                                 (UNAUDITED)       (UNAUDITED)
Statements of operations information:
     Total revenues .........................................................   $      21,194    $      17,250
     Net income .............................................................   $       1,719    $       5,315

     Net income attributable to the Company .................................   $         860    $       2,685
     Preferred return .......................................................             361
     Amortization of cost in excess of book value ...........................                             (535)
                                                                                -------------    -------------
     Equity in income from unconsolidated entities ..........................   $       1,221    $       2,150
                                                                                =============    =============

                  (a) Debt at March 31, 2002, consists of $264.9 million of non-recourse mortgage debt and $407,000 of full-recourse debt guaranteed by the Company.

5.       HOTELS HELD FOR SALE

         In 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels. In connection with the decision to sell these hotels, in 2000 the Company recorded an expense of $63 million representing the difference between the net book value and estimated fair market value of these hotels. In 2001, the Company recognized an additional $7 million expense to reflect the deterioration of the market value of the remaining 13 hotels held for sale. The Company is actively marketing the remaining 13 hotels held for sale. The Company regularly reviews the carrying value of the remaining hotels held for sale to ensure that they are recorded at the lower of depreciated book value or expected net sales proceeds. No depreciation expense has been recorded on these hotels since June 30, 2000.

         At March 31, 2001, the Company had 25 hotels designated as held for sale. The revenues related to these 25 hotels, less associated costs, were approximately $5.8 million for the three months then ended. For the three months ended March 31, 2002, the revenues, less associated expenses, for the remaining 13 hotels held for sale were approximately $1.2 million.

         The Company closed on the sale of its 183-room Doubletree Guest Suites hotel in Boca Raton, Florida, on April 26, 2002, and received net sales proceeds of $6.5 million. There was a net gain of approximately $700,000 on the sale. This property previously had been identified as a non-strategic asset and classified as held for sale.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       DEBT

         Debt at March 31, 2002 and December 31, 2001, consists of the following (in thousands):

                                                           MARCH 31,
                                                            2002                            MARCH       DECEMBER 31,
                                      COLLATERAL (a)    INTEREST RATE    MATURITY DATE       2002           2001
                                      --------------    -------------    -------------    -----------   ------------
FLOATING RATE DEBT:                                                                       (UNAUDITED)

Line of credit                        None                   4.03%       October 2004       $   39,317   $   49,674
Publicly-traded term
  notes-swapped(b)                    None                   5.37        October 2004          174,665      174,633
Promissory note                       None                   3.88        June 2016                 650          650
                                                             ----                           ----------   ----------
Total floating rate debt                                     5.12                              214,632      224,957
                                                             ----                           ----------   ----------
FIXED RATE DEBT:
Publicly-traded term notes            None                   7.63        October 2007          124,444      124,419
Publicly-traded term notes            None                   9.50        September 2008        595,692      595,525
Publicly-traded term notes            None                   8.50        June 2011             297,718      297,655
Mortgage debt                         15 hotels              7.24        November 2007         136,825      137,541
Mortgage debt                         7 hotels               7.54        April 2009             95,582       95,997
Mortgage debt                         6 hotels               7.55        June 2009              71,900       72,209
Mortgage debt                         7 hotels               8.73        May 2010              141,785      142,254
Mortgage debt                         8 hotels               8.70        May 2010              182,208      182,802
Other                                 6 hotels               6.96        2002-2005              64,166       65,049
                                                             ----                           ----------   ----------
Total fixed rate debt                                        8.59                            1,710,320    1,713,451
                                                             ----                           ----------   ----------
Total debt                                                   8.21%                          $1,924,952   $1,938,408
                                                             ====                           ==========   ==========

         (a) At March 31, 2002, the Company had unencumbered investments in hotels with a net book value totaling $2.4 billion.

         (b) At March 31, 2002, and December 31, 2001, the Company's $175 million publicly-traded notes due October 2004 were matched with interest rate swap agreements, which effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements also have a maturity of October 2004. The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense.

         All of the Company's floating rate debt at March 31, 2002, was based upon LIBOR. One month LIBOR at March 31, 2002, was 1.88%.

         Interest expense is reported net of interest income of $579,000 and $737,000 for the three months ended March 31, 2002 and 2001, respectively, and capitalized interest of $145,000 and $119,000, respectively.

         In anticipation of a continued negative RevPAR environment, we amended our unsecured line of credit on November 8, 2001. The amendment allows for the relaxation of certain financial covenants through December 31, 2002, with a step-up in covenants at September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with added tiers to reflect the higher permitted leverage. The lenders' commitments under the line of credit remain at $615 million, and we had approximately $39 million outstanding under the facility at March 31, 2002.

         In addition to the financial covenants, the Company's line of credit includes certain other affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, restricted payments (such as FelCor stock repurchases and cash distributions), as well as the obligation to maintain certain minimum tangible net worth and certain minimum interest and debt service coverage ratios. Under the amendment to the line of credit in November 2001, we agreed to certain more stringent limitations through September 30, 2002. We may acquire hotel properties and make joint venture investments, subject to compliance with debt limitations, but with flexibility to make at least $50 million of acquisitions and $20 million of joint venture investments without specific lender approval, under certain circumstances. Also, we

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       DEBT -- (CONTINUED)

may be limited in making discretionary capital expenditures through September 30, 2002, other than discretionary capital expenditures for the expansion or renovation of existing hotels in an aggregate amount of $20 million, subject to an increase under certain circumstances. At March 31, 2002, the Company was in compliance with all of these covenants.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the line of credit. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other indebtedness. Most of the mortgage debt is non-recourse to the Company and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.

7.       DERIVATIVES

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. It is the objective of the Company to use interest rate hedges to manage its fixed and floating interest rate position and not to be engaged in speculation on interest rates. We manage interest rate risk based on the varying circumstances of anticipated borrowings, and existing floating and fixed rate debt, including the Company's revolving line of credit. We will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under generally accepted accounting principles, while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

         To manage the relative mix of its debt between fixed and variable rate instruments, at March 31, 2002, the Company had interest rate swap agreements with three financial institutions with a notional value of $175 million. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding fixed rate debt without an exchange of the underlying principal amount and effectively convert fixed rate debt to a variable rate.

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense by the Company and will have a corresponding effect on its future cash flows.

         To determine the fair values of its derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         The interest rate swap agreements held at March 31, 2002, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of the Company's swapped outstanding fixed rate debt. The estimated unrealized net loss on these interest rate swap agreements was approximately $2.4 million at March 31, 2002 and represents the amount the Company would pay to terminate the agreements based on current market rates.

8.       DEFERRED RENT

         The Company recorded deferred rent under Staff Accounting Bulletin No. 101 ("SAB 101") of $5.3 million for the quarter ended March 31, 2001 on the 88 hotels leased by Six Continents Hotels. This deferred rent was recognized as percentage lease revenue in the second quarter of 2001, related to the acquisition of the leases.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES

         The Company generally leases its hotels to wholly-owned TRSs that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109")." Under SFAS 109, the Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At March 31, 2002, the Company's TRS had a deferred tax asset of approximately $18.6 million, prior to any valuation allowance, relating to losses of the TRS. Management has provided a 100% valuation allowance against this asset due to the uncertainty of realization and, accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.

10.      GAIN ON SALE OF ASSETS

         During the first quarter of 2001 the Company received $3.4 million for the condemnation of two parcels of land and recorded a gain of $2.5 million. There were no dispositions during the first quarter of 2002.

11.      EARNINGS PER UNIT

         The following table sets forth the computation of basic and diluted earnings per unit for the three months ended March 31, 2002 and 2001 (unaudited, in thousands, except per unit data):


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Numerator:
   Net loss applicable to unitholders ............   $   (14,384)   $   (15,162)
                                                     ===========    ===========
Denominator:
   Weighted average units ........................        61,722         61,609
                                                     ===========    ===========
Net loss per unit data:
   Basic and diluted .............................   $     (0.23)   $     (0.25)
                                                     ===========    ===========

         The Series A preferred units and other dilutive securities are not included in the calculation of diluted earnings per unit due to losses incurred in the quarters presented.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      CONSOLIDATING FINANCIAL INFORMATION

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

                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                ASSETS

                                                                      SUBSIDIARY      NON-GUARANTOR                       TOTAL
                                                      FELCOR L.P.     GUARANTORS      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     -------------   -------------    -------------   -------------    -------------
Net investment in hotel properties ...............   $     501,480   $   1,590,630    $   1,539,694                    $   3,631,804
Equity investment in consolidated entities .......       2,419,709                                    $  (2,419,709)
Investment in unconsolidated entities ............         134,266          15,737                                           150,003
Assets held for sale .............................           3,822          35,115                                            38,937
Cash and cash equivalents ........................          54,986          47,099            9,946                          112,031
Deferred assets ..................................          25,190           1,062            3,925                           30,177
Other assets .....................................          13,932          71,587            4,930                           90,449
                                                     -------------   -------------    -------------   -------------    -------------

        Total assets .............................   $   3,153,385   $   1,761,230    $   1,558,495   $  (2,419,709)   $   4,053,401
                                                     =============   =============    =============   =============    =============

                                                   LIABILITIES AND PARTNERS' CAPITAL

Debt .............................................   $   1,214,393   $     143,206    $     567,353                    $   1,924,952
Distributions payable.............................          14,381                                                            14,381
Accrued expenses and other liabilities ...........          27,914         123,577           15,632                          167,123
Minority interest in other partnerships ..........              97                           50,248                           50,345
                                                     -------------   -------------    -------------   -------------    -------------

        Total liabilities ........................       1,256,785         266,783          633,233                        2,156,801
                                                     -------------   -------------    -------------   -------------    -------------

Redeemable units, at redemption value ............         191,363                                                           191,363
Preferred units ..................................         293,262                                                           293,262
Partners' capital ................................       1,411,975       1,494,447          925,262   $  (2,419,709)       1,411,975
                                                     -------------   -------------    -------------   -------------    -------------

        Total liabilities and partners' capital ..   $   3,153,385   $   1,761,230    $   1,558,495   $  (2,419,709)   $   4,053,401
                                                     =============   =============    =============   =============    =============

                             FELCOR LODGING LIMITED PARTNERSHIP

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                                CONSOLIDATING BALANCE SHEET
                                     DECEMBER 31, 2001
                                       (IN THOUSANDS)

                                                               ASSETS

                                                                       SUBSIDIARY     NON-GUARANTOR                       TOTAL
                                                      FELCOR L.P.      GUARANTORS     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     -------------   -------------    -------------   -------------    -------------
Net investment in hotel properties ...............   $     508,237   $   1,604,132    $   1,552,343                    $   3,664,712
Equity investment in consolidated entities .......       2,442,491                                    $  (2,442,491)
Investment in unconsolidated entities ............         134,804          16,243                                           151,047
Assets held for sale .............................           3,818          35,119                                            38,937
Cash and cash equivalents ........................          68,463          47,318           12,961                          128,742
Deferred assets ..................................          26,098           1,101            4,050                           31,249
Other assets .....................................           5,835          64,079            4,328                           74,242
                                                     -------------   -------------    -------------   -------------    -------------

        Total assets .............................   $   3,189,746   $   1,767,992    $   1,573,682   $  (2,442,491)   $   4,088,929
                                                     =============   =============    =============   =============    =============

                                                LIABILITIES AND PARTNERS' CAPITAL

Debt .............................................   $   1,224,441   $     144,106    $     569,861                    $   1,938,408
Distributions payable ............................           8,172                                                             8,172
Accrued expenses and other liabilities ...........          37,742         111,146           24,608                          173,496
Minority interest in other partnerships ..........              97                           49,462                           49,559
                                                     -------------   -------------    -------------   -------------    -------------

        Total liabilities ........................       1,270,452         255,252          643,931                        2,169,635
                                                     -------------   -------------    -------------   -------------    -------------

Redeemable units, at redemption value ............         150,479                                                           150,479
Preferred units ..................................         293,265                                                           293,265
Partners' capital ................................       1,475,550       1,512,740          929,751      (2,442,491)       1,475,550
                                                     -------------   -------------    -------------   -------------    -------------

        Total liabilities and partners' capital ..   $   3,189,746   $   1,767,992    $   1,573,682   $  (2,442,491)   $   4,088,929
                                                     =============   =============    =============   =============    =============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                      SUBSIDIARY      NON-GUARANTOR                      TOTAL
                                                    FELCOR L.P.       GUARANTORS      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   -------------    -------------    -------------   -------------    -------------
Revenues:
Hotel operating revenue ........................                    $     322,705    $       1,435                    $     324,140
Percentage lease revenue .......................   $      17,772           47,438           42,736   $    (107,946)
Other revenue ..................................             627                                43                              670
                                                   -------------    -------------    -------------   -------------    -------------
           Total revenue .......................          18,399          370,143           44,214        (107,946)         324,810
                                                   -------------    -------------    -------------   -------------    -------------

Expenses:
Hotel operating expense ........................                          214,767              581                          215,348
Taxes, insurance and other .....................           2,948          133,260            6,308        (107,946)          34,570
Corporate expenses .............................             452            2,208            1,086                            3,746
Depreciation ...................................           6,695           16,852           15,071                           38,618
                                                   -------------    -------------    -------------   -------------    -------------
           Total operating expenses ............          10,095          367,087           23,046        (107,946)         292,282
                                                   -------------    -------------    -------------   -------------    -------------

Operating income ...............................           8,304            3,056           21,168                           32,528
Interest expense, net ..........................          26,934            2,632           11,630                           41,196
                                                   -------------    -------------    -------------   -------------    -------------

Income (loss) before equity in income
   from unconsolidated entities and
   minority interests ..........................         (18,630)             424            9,538                           (8,668)
Equity in income from consolidated
   entities ....................................           8,970                                            (8,970)
Equity in income from unconsolidated
   entities ....................................           1,427             (206)                                            1,221
Minority interests in other partnerships .......                                              (786)                            (786)
                                                   -------------    -------------    -------------   -------------    -------------
Net income (loss) ..............................          (8,233)             218            8,752          (8,970)          (8,233)
Preferred distributions ........................          (6,150)                                                            (6,150)
                                                   -------------    -------------    -------------   -------------    -------------
Net income (loss) applicable to unitholders ....   $     (14,383)   $         218    $       8,752   $      (8,970)   $     (14,383)
                                                   =============    =============    =============   =============    =============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                    SUBSIDIARY      NON-GUARANTOR                         TOTAL
                                                    FELCOR L.P.     GUARANTORS      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                  -------------    -------------    -------------    -------------    -------------
Revenues:
Hotel operating revenue .......................                    $     232,788                                      $     232,788
Percentage lease revenue ......................   $      22,076           59,337    $      48,534    $     (78,416)          51,531
Other revenue .................................             909              351               74                             1,334
                                                  -------------    -------------    -------------    -------------    -------------
           Total revenue ......................          22,985          292,476           48,608          (78,416)         285,653
                                                  -------------    -------------    -------------    -------------    -------------

Expenses:
Hotel operating expense .......................                          140,637                                            140,637
Taxes, insurance and other ....................           3,153          108,275            5,352          (78,416)          38,364
Corporate expenses ............................             489            1,576            1,076                             3,141
Depreciation ..................................           6,780           18,114           14,914                            39,808
Lease termination costs .......................          34,469            1,757                                             36,226
                                                  -------------    -------------    -------------    -------------    -------------
           Total operating expenses ...........          44,891          270,359           21,342          (78,416)         258,176
                                                  -------------    -------------    -------------    -------------    -------------

Operating income (loss) .......................         (21,906)          22,117           27,266                            27,477
Interest expense, net .........................          23,460            2,927           12,969                            39,356
                                                  -------------    -------------    -------------    -------------    -------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ......         (45,366)          19,190           14,297                           (11,879)
Equity in income from consolidated
   entities ...................................          33,822                                            (33,822)
Equity in income from unconsolidated
   entities ...................................           2,122               28                                              2,150
Minority interests in other partnerships ......            (235)                           (1,521)                           (1,756)
Gain on sale of assets ........................             645                             1,828                             2,473
                                                  -------------    -------------    -------------    -------------    -------------
Net income (loss) .............................          (9,012)          19,218           14,604          (33,822)          (9,012)
Preferred distributions .......................          (6,150)                                                             (6,150)
                                                  -------------    -------------    -------------    -------------    -------------
Net income (loss) applicable to unitholders ...   $     (15,162)   $      19,218    $      14,604    $     (33,822)   $     (15,162)
                                                  =============    =============    =============    =============    =============

                       FELCOR LODGING LIMITED PARTNERSHIP

12.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                         SUBSIDIARY      NON-GUARANTOR       TOTAL
                                                        FELCOR L.P.      GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                       -------------    -------------    -------------    -------------
Cash flows from (used in) operating activities .....   $     (30,581)   $      17,316    $      24,549    $      11,284
Cash flows from (used in) investing activities .....             438           (4,205)          (2,416)          (6,183)
Cash flows from (used in) financing activities .....          16,666          (14,062)         (25,148)         (22,544)
Effect of exchange rate changes on cash ............                              732                               732
                                                       -------------    -------------    -------------    -------------
Change in cash and cash equivalents ................         (13,477)            (219)          (3,015)         (16,711)
Cash and cash equivalents at beginning of period ...          68,463           47,318           12,961          128,742
                                                       -------------    -------------    -------------    -------------
Cash and equivalents at end of period ..............   $      54,986    $      47,099    $       9,946    $     112,031
                                                       =============    =============    =============    =============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY      NON-GUARANTOR       TOTAL
                                                    FELCOR L.P.      GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                   -------------    -------------    -------------    -------------
Cash flows from (used in) operating activities .   $     (27,163)   $      39,099    $      29,211    $      41,147
Cash flows from (used in) investing activities .          47,179           19,830           (2,529)          64,480
Cash flows used in financing activities ........         (18,050)         (23,636)         (29,258)         (70,944)
                                                   -------------    -------------    -------------    -------------
Change in cash and cash equivalents ............           1,966           35,293           (2,576)          34,683
Cash and cash equivalents at beginning of period           5,113            3,032           17,915           26,060
                                                   -------------    -------------    -------------    -------------
Cash and equivalents at end of period ..........   $       7,079    $      38,325    $      15,339    $      60,743
                                                   =============    =============    =============    =============

13.      SUBSEQUENT EVENTS

         On April 4, 2002, FelCor issued 1,025,800 depositary shares, representing 10,258 shares of its 9% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") at $24.37 per depositary share to yield 9.4%. The Series B preferred stock and the corresponding depositary shares may be called by FelCor at $25 per depositary share on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The proceeds from the Series B preferred stock were contributed to the Company in exchange for Series B preferred units. The proceeds will be used for working capital, and will allow the Company to accelerate discretionary capital expenditures. The preference on these units is the same as FelCor's Series B preferred stock..

         During April 2002, the Company initiated an offer to exchange $100 million in 9-1/2% senior unsecured notes that were privately placed in December 2001, for notes with identical terms that are registered under the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

         The Company's first quarter results reflect Revenue Per Available Room ("RevPAR") below prior year, but consistent with previous expectations of a gradual increase in hotel occupancy during 2002. RevPAR for the portfolio declined 18.1% for the quarter compared to the same quarter of 2001. However, the first quarter RevPAR decline was 5 percentage points less than the fourth quarter 2001 decline of 23%.

FINANCIAL COMPARISON

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                       --------------------------------------
                                                         2002         2001           % CHANGE
                                                       ---------    ---------       ---------
                                                            (IN MILLIONS,
                                                            EXCEPT REVPAR)
RevPAR .............................................   $   60.80    $   74.22           (18.1)%
Funds From Operations ("FFO") ......................   $    29.3    $    71.4           (59.0)%
Earnings Before Interest, Taxes, Depreciation and
    Amortization ("EBITDA") ........................   $    77.2    $   117.3           (34.2)%
Net loss ...........................................   $    (8.2)   $    (9.0)(1)         8.9%

         (1) The net loss for the three months ended March 31, 2001, includes $36.2 million off non-recurring lease termination costs.

RESULTS OF OPERATIONS

     Comparison of the Three Months Ended March 31, 2002 and 2001

         Effective July 1, 2001, the Company, through its TRS subsidiaries, acquired the leases with regard to 88 hotels, which were previously leased to Six Continents Hotels. Since these 88 hotels were leased to Six Continents Hotels for the three months ended March 31, 2001, the operating results for this period are not directly comparable to the same period in 2002, where the Company reported hotel operating revenues and expenses for these 88 hotels.

         Total revenue increased $39.2 million for the three months ended March 31, 2002, over the same period in 2001. The increase is principally associated with reporting hotel operating revenues for the 88 hotels, compared to the percentage lease revenue reported by the Company for the same period in 2001.

         Total operating expenses increased $34.1 million for the three months ended March 31, 2002, over the same three month period in 2001. This increase primarily resulted from the inclusion of hotel operating expenses, management fees and other property related costs for the 88 hotels that were not included in the same period of 2001, prior to the Company's acquisition of the Six Continents Hotels leases. Also included in total operating expenses for 2001 were lease termination costs of $36.2 million.

         Interest expense net of interest income increased $1.8 million for the three months ended March 31, 2002, over the same period in 2001. The principal reason for the increase is an increase in average debt of $69 million over 2001, relating primarily to the Company's excess cash carried during 2002.

         Equity in the income of unconsolidated entities decreased by $0.9 million, compared to the same quarterly period in 2001. The decrease in 2002 principally resulted from a 17% drop in RevPAR for the unconsolidated hotels.

         The Company's net loss was reduced by $800,000 for the three months ended March 31, 2002, compared to the same period in 2001. The major items affecting the change in net loss was the $36 million of merger financing costs recorded in 2001 and the 18% decline in the Company's hotel RevPAR in the first quarter of 2002.

         Taxes, insurance and lease expense decreased $3.8 million principally as the result of decreases in lease expense associated with participating leases partially offset by increased insurance costs.

         Minority interests decreased $970,000 for the three months ended March 31, 2002, over the same period in 2001. Minority interest represents the proportionate share of consolidated subsidiaries not owned by the Company. This decrease reflects the decrease in the net income of the consolidated subsidiaries. The activity of these consolidated subsidiaries consists primarily of activity associated with hotel properties.

         Included in net income for the quarter ended March 31, 2001, is a gain of $2.5 million related to condemnation proceeds received.

     Comparison of the Three Months Ended March 2002 with Pro Forma 2001

         On July 1, 2001, we acquired the operating leases covering 88 of our hotels and contributed them to our TRSs. As the leases were acquired, we began receiving and recording direct hotel revenues and expenses, rather than percentage lease revenue. Consequently, a comparison of historical results for the three months ended March 31, 2002, to the three months ended March 31, 2001, may not be as meaningful as a discussion of pro forma results. Accordingly, we have included a discussion of the comparison of the pro forma results of operations. The pro forma results of operations for the three months ended March 31, 2001 assumes that our acquisition of the 88 hotel leases held by Six Continents Hotels had occurred on January 1, 2001:

                       FELCOR LODGING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                                       PRO FORMA
                                                                          2002            2001
                                                                      ------------    ------------
                                                                       (UNAUDITED)     (UNAUDITED)
Total revenues ....................................................   $    324,810    $    407,320
Lease termination costs ...........................................                         36,226
Other operating expenses ..........................................        292,282         340,887
                                                                      ------------    ------------
Operating income ..................................................         32,528          30,207
Interest expense, net .............................................         41,196          39,356
                                                                      ------------    ------------
Loss before equity in income from unconsolidated entities,
      minority interests and gain on sale of assets ...............         (8,668)         (9,149)
   Equity in income from unconsolidated entities ..................          1,221           2,150
   Minority interest ..............................................           (786)         (1,756)
   Gain on sale of assets .........................................                          2,473
                                                                      ------------    ------------
Net loss ..........................................................         (8,233)         (6,282)
   Preferred distributions ........................................         (6,150)         (6,150)
                                                                      ------------    ------------
Net loss applicable to unitholders ................................   $    (14,383)   $    (12,432)
                                                                      ============    ============

Basic and diluted per unit data:
   Net loss applicable to unitholders .............................   $      (0.23)   $      (0.20)
                                                                      ============    ============
Weighted average units outstanding ................................         61,722          61,609
                                                                      ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                           FELCOR
                                                                          HISTORICAL                         PRO FORMA
                                                                             2001        ADJUSTMENTS            2001
                                                                         ------------    ------------       ------------
Total revenues .......................................................   $    285,653    $    121,667(a)    $    407,320
Lease termination costs ..............................................         36,226                             36,226
Other operating expenses .............................................        221,950         118,937(b)         340,887
                                                                         ------------    ------------       ------------
Operating income .....................................................         27,477           2,730             30,207
Interest expense, net ................................................         39,356                             39,356
                                                                         ------------    ------------       ------------
Income (loss) before equity in income from unconsolidated entities,
      minority interests and gain on sale of assets ..................        (11,879)          2,730             (9,149)
   Equity in income from unconsolidated entities .....................          2,150                              2,150
   Minority interests ................................................         (1,756)                            (1,756)
   Gain on sale of assets ............................................          2,473                              2,473
                                                                         ------------    ------------       ------------
Net income (loss) ....................................................         (9,012)          2,730             (6,282)
   Preferred distributions ...........................................         (6,150)                            (6,150)
                                                                         ------------    ------------       ------------
Net income (loss) applicable to unitholders ..........................   $    (15,162)   $      2,730       $    (12,432)
                                                                         ============    ============       ============

         The unaudited Pro Forma Consolidated Statements of Operations are presented for illustrative purposes only and are not necessarily indicative of what the actual results of operations would have been had the transactions described above occurred on the indicated date, nor do they purport to represent our results of operations for future periods.

         Pro forma numbers presented represent our historical revenues and expenses, adjusted as described by pro forma changes below.

Pro forma adjustments:

(a) Total revenue adjustments consist of the changes in our historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues.

(b) Total operating expense adjustments consist of: (i) the changes in our historical operating expense from the addition of historical hotel operating expenses and the elimination of percentage lease expense for the 88 hotels acquired from Six Continents Hotels, (ii) the adjustments to record management fees at their new contractual rates, and (iii) the elimination of historical franchise fees, which are included in management fees for these hotels.

         Revenues decreased $82.5 million in 2002 compared to pro forma 2001, primarily as a result of the continuing economic recession and disruptions in business and leisure travel patterns following the terrorist attacks on September 11, 2001. As a result of these events, both business and leisure travel declined significantly for the three months ended March 31, 2002, compared to the same pro forma period in 2001. During the three months ended March 31, 2002, our hotels' RevPAR decreased 18.1%, which was comprised of a decrease in hotel occupancy of 11.4 percentage points to 60.6% and a decline in average daily rate ("ADR") of 7.6% to $100.36.

           Operating expenses and lease termination costs decreased $84.8 million in 2002 compared to pro forma 2001. Without the non-recurring lease termination expense of $36.2 million that occurred in 2001, operating expense as a percentage of total revenue increased from 84% to 90%. The principal reason for the increased operating expense as a percentage of total revenue was a 280 basis point drop in hotel operating margins. This margin compression primarily relates to increased labor costs, increased repair and maintenance costs and higher marketing costs as a percentage of total revenue. The increase in costs as a percentage of revenue is principally related to the decrease in hotel revenue previously discussed. We are actively working with our managers to implement cost cutting programs at the hotels to stabilize the hotel operating profits. These measures include reducing labor costs, streamlining staffing, and consolidating operations by closing unused floors in hotels when possible.

           Interest expense net of interest income increased $1.8 million. As previously discussed, the principal reason for the increase is an increase in average debt of $69 million over 2001, relating primarily to the Company's excess cash carried during 2002.

           Equity in income from unconsolidated entities decreased $0.9 million, principally as the result of the decreased hotel revenues previously discussed.

           As previously discussed, minority interest decreased due to the decrease in net income of consolidated subsidiaries. Also, included in net income for the three months ended March 31, 2001, is a gain of $2.5 million related to condemnation proceeds received.

Funds From Operations and EBITDA

         We and FelCor consider Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of FelCor's and our operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding extraordinary items and gains or losses from sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the applicable portion of these items related to unconsolidated entities and joint ventures. In 2002, NAREIT clarified that FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in FFO. We and FelCor believe that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the REIT to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. We compute FFO in accordance with standards established by NAREIT, except that we add back lease termination costs and deferred rent to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than we do or that do not adjust FFO for lease termination costs and deferred rent. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor does it necessarily reflect the funds available to fund our cash needs, including our ability to make cash distributions. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details our computation of Funds From Operations (unaudited, in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ------------------------------
                                                           2002             2001
                                                       -------------    -------------
FUNDS FROM OPERATIONS (FFO):
   Net loss ........................................   $      (8,233)   $      (9,012)
        Deferred rent ..............................                            5,254
        Lease termination costs ....................                           36,226
        Series B preferred distributions ...........          (3,234)          (3,234)
        Depreciation ...............................          38,618           39,808
        Depreciation from unconsolidated entities ..           2,178            2,381
                                                       -------------    -------------
   FFO .............................................   $      29,329    $      71,423
                                                       =============    =============

   Weighted average units outstanding (a) ..........          66,715           66,767
                                                       =============    =============

         (a) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A preferred units to units.

         The following table details our computation of EBITDA (unaudited, in thousands):

                                                              THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -------------------------
                                                             2002          2001
                                                         -----------   -----------
EBITDA:
Funds from Operations ................................   $    29,329   $    71,423
     Interest expense ................................        41,775        40,093
     Interest expense of unconsolidated subsidiaries .         2,359         2,111
     Amortization expense ............................           509           476
     Series B preferred distributions ................         3,234         3,234
                                                         -----------   -----------
EBITDA ...............................................   $    77,206   $   117,337
                                                         ===========   ===========

 Hotel Portfolio Composition

         The following tables set forth our hotel portfolio distribution by brand, by our top ten Metropolitan Statistical Areas ("MSAs"), by selected states, by type of location, and by market segment as a percentage of EBITDA for the year ended December 31, 2001.

Brand                      Hotels           Rooms             % of 2001 EBITDA
-----                      ------           -----             ----------------
Embassy Suites(R)            59               14,842                    42%
Holiday Inn(R)-branded       59               16,914                    27
Crowne Plaza(R)              18                5,963                    11
Sheraton(R)-branded          10                3,269                     8
Doubletree(R)-branded        13                2,650                     6
Other                        24                4,848                     6

Top 10 MSAs                Hotels           Rooms             % of 2001 EBITDA
-----------                ------           -----             ----------------
Dallas                       18                5,479                     8%
Atlanta                      12                3,514                     8
San Francisco                 6                2,440                     5
Houston                       9                2,262                     4
Orlando                       6                2,220                     4
New Orleans                   3                  917                     4
Phoenix                       5                1,245                     3
Philadelphia                  3                1,174                     3
San Jose                      2                  572                     3
Chicago                       4                1,239                     3


Top Four States            Hotels           Rooms             % of 2001 EBITDA
---------------            ------           -----             ----------------
Texas                        41               11,138                    17%
California                   19                6,026                    18
Florida                      17                5,529                    12
Georgia                      14                3,868                     8


Location                   Hotels           Rooms             % of 2001 EBITDA
--------                   ------           -----             ----------------
Suburban                     84               21,310                    43%
Urban                        41               12,673                    28
Airport                      31                9,154                    21
Highway                      20                3,602                     3
Resort                        7                1,747                     5


Segment                    Hotels           Rooms             % of 2001 EBITDA
-------                    ------           -----             ----------------
Upscale all-suite            77               18,324                    51%
Upscale                      27                9,286                    18
Full-service                 61               18,236                    29
Limited-service              18                2,640                     2

Hotel Operating Statistics

         The following tables set forth historical occupied rooms ("Occupancy"), ADR and RevPAR at March 31, 2002, and 2001, and the percentage changes therein between the periods presented for the hotels in which the Company had an ownership interest at March 31, 2002:

                         OPERATING STATISTICS BY BRAND
                      (FOR THE THREE MONTHS ENDED MARCH 31)

                                                                                OCCUPANCY (%)
                                                                   -----------------------------------------
                                                                   2002             2001          % VARIANCE
                                                                   ----             ----          ----------
Embassy Suites hotels                                              66.5              71.5             (7.0)
Holiday Inn-branded hotels                                         58.8              67.0            (12.3)
Crowne Plaza hotels                                                56.8              64.7            (12.2)
Doubletree-branded hotels                                          61.5              72.3            (14.9)
Sheraton-branded hotels                                            56.4              68.5            (17.6)
Other hotels                                                       55.7              65.5            (15.0)
     Total hotels                                                  60.6              68.3            (11.4)

                                                                                  ADR ($)
                                                                   -----------------------------------------
                                                                   2002             2001          % VARIANCE
                                                                   ----             ----          ----------
Embassy Suites hotels                                              124.89          137.90             (9.4)
Holiday Inn-branded hotels                                          80.81           85.35             (5.3)
Crowne Plaza hotels                                                 94.04          105.83            (11.1)
Doubletree-branded hotels                                          106.45          115.85             (8.1)
Sheraton-branded hotels                                            104.89          118.23            (11.3)
Other hotels                                                        83.77           85.73             (2.3)
     Total hotels                                                  100.36          108.61             (7.6)

                                                                                 REVPAR ($)
                                                                   -----------------------------------------
                                                                   2002             2001          % VARIANCE
                                                                   ----             ----          ----------
Embassy Suites hotels                                               83.06           98.58            (15.7)
Holiday Inn-branded hotels                                          47.50           57.21            (17.0)
Crowne Plaza hotels                                                 53.40           68.44            (22.0)
Doubletree-branded hotels                                           65.51           83.79            (21.8)
Sheraton-branded hotels                                             59.20           80.95            (26.9)
Other hotels                                                        46.63           56.15            (17.0)
     Total hotels                                                   60.80           74.22            (18.1)

                    OPERATING STATISTICS FOR OUR TOP 10 MSAS
                      (FOR THE THREE MONTHS ENDED MARCH 31)

                                                                                     OCCUPANCY (%)
                                                                     -----------------------------------------

                                                                     2002               2001        % VARIANCE
                                                                     ----               ----        ----------
Dallas                                                               51.6                67.2         (23.2)
Atlanta                                                              69.0                74.6          (7.6)
San Francisco                                                        57.8                72.7         (20.5)
Houston                                                              69.2                76.1          (9.1)
Orlando                                                              69.5                75.5          (7.9)
New Orleans                                                          73.7                78.6          (6.3)
Phoenix                                                              69.6                76.8          (9.4)
Philadelphia                                                         53.8                57.1          (5.6)
San Jose                                                             59.6                72.2         (17.5)
Chicago                                                              53.2                64.1         (17.1)


                                                                                   ADR ($)
                                                                     -----------------------------------------
                                                                     2002               2001        % VARIANCE
                                                                     ----               ----        ----------
Dallas                                                               91.69               95.16         (3.7)
Atlanta                                                              94.79              102.52         (7.5)
San Francisco                                                       117.20              152.44        (23.1)
Houston                                                              75.37               78.35         (3.8)
Orlando                                                              89.60               99.74        (10.2)
New Orleans                                                         164.94              164.76         (0.1)
Phoenix                                                             129.50              146.86        (11.8)
Philadelphia                                                        110.53              111.30         (0.7)
San Jose                                                            125.09              160.07        (21.9)
Chicago                                                             112.38              130.37        (13.8)


                                                                                 REVPAR ($)
                                                                     -----------------------------------------

                                                                     2002               2001        % VARIANCE
                                                                     ----               ----        ----------
Dallas                                                               47.33               63.94        (26.0)
Atlanta                                                              65.37               76.53        (14.6)
San Francisco                                                        67.74              110.79        (38.9)
Houston                                                              52.16               59.64        (12.6)
Orlando                                                              62.30               75.34        (17.3)
New Orleans                                                         121.51              129.47         (6.2)
Phoenix                                                              90.13              112.77        (20.1)
Philadelphia                                                         59.51               63.50         (6.3)
San Jose                                                             74.52              115.55        (35.5)
Chicago                                                              59.76               83.57        (28.5)

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the three months ended March 31, 2002, net cash flow provided by operating activities, consisting primarily of hotel operations, was $11.3 million and FFO was $29.3 million. We currently expect that our operating cash flow will be sufficient to fund our continuing operations, including our required capital expenditures, debt service obligations and distributions to unitholders required for FelCor to maintain its REIT status. However, due to the sharp reduction in travel following the terrorist attacks of September 11 and the resultant drop in RevPAR and profits from our hotel operations, we plan to limit distributions to holders of our units to our available cash flow. Accordingly, distributions to holders of our units and FelCor's common stock may be significantly reduced or possibly eliminated in future periods.

         Prior to January 1, 2001, substantially all of our hotels were leased to third parties under leases providing for the payment of rent based, in part, upon revenues from the hotels. Accordingly, our risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. On January 1, 2001, we acquired the leaseholds of 96 of our hotels and on July 1, 2001, we acquired our remaining 88 hotel leases. As a result of these acquisitions, we also became subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to wage and benefit costs, repair and maintenance expenses, utilities, liability insurance, and other operating expenses which can fluctuate disproportionately to revenues. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in an increased risk of volatility in our results of operations. The recent economic slowdown and the sharp drop in occupancy following the terrorist attacks of September 11 resulted both in declines in RevPAR and an erosion in operating margins during the year ended December 31, 2001, compared to 2000 that continued into the first quarter of 2002. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations and earnings.

        In anticipation of a continued negative RevPAR environment, we amended our unsecured line of credit on November 8, 2001. The amendment allows for the relaxation of certain financial covenants through December 31, 2002, with a step-up in covenants at September 30, 2002, including the unsecured interest coverage, fixed charge coverage, and total leverage tests. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with added tiers to reflect the higher permitted leverage. The lenders' commitments under the line of credit remain at $615 million, and we had approximately $39 million outstanding under the facility at March 31, 2002.

         In addition to the financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments; limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. Under the most recent amendment to our line of credit, we agreed to certain more stringent limitations through September 30, 2002. Since January 1, 2002, we may acquire hotel properties and make joint venture investments, subject to compliance with debt limitations, but with the flexibility to make at least $50 million of acquisitions and $20 million of joint venture investments, subject to increases under certain circumstances. Also, we may be limited in making discretionary capital expenditures through September 30, 2002, except for the expansion or renovation of our existing hotels in an aggregate amount of $20 million, subject to an increase under certain circumstances. At March 31 2002, we were in compliance with all of these covenants.

        Unless our business has recovered sufficiently from the sharp declines in RevPAR experienced following the September 11 terrorist attacks, upon the step-up in financial covenants on September 30, 2002, as provided by the November amendment to our line of credit, we may be unable to satisfy all of the increased covenant requirements. In such an event, we may need to obtain further amendments from our lenders under the line of credit. We are not certain whether, to what extent, or upon what terms the lenders may be willing to continue a relaxation of the covenants. Further amendments to our line of credit may result in additional restrictions on us and may adversely affect our ability to run our business and financial affairs. At March 31, 2002, we had, and currently have, sufficient cash on hand to repay our line of credit borrowings in full.

         Failure to satisfy one or more of the financial or other covenants under our line of credit would constitute an event of default, notwithstanding our ability to meet our debt service obligations. Other events of default under our line of credit include, without limitation, a default in the payment of other indebtedness of $10 million or more, bankruptcy and a change of control.

         Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those in the line of credit. Most of our mortgage debt is nonrecourse to us and contains provisions allowing for the substitution of collateral; upon the satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         During our first quarter earnings conference call on May 1, 2002, the Company's management noted that they expected to meet the most recent RevPAR guidance for the second quarter of a negative 4% to 7%, compared to the same period of the prior year. Under this guidance, FFO was projected to be within the range of $52 to $57 million for the second quarter of 2002, and EBITDA was projected to be within the range of $101 to $106 million for the same period.

         Under current guidance that full year 2002 hotel portfolio RevPAR, compared to 2001, is expected to be flat to negative 3%. RevPAR changes by quarter for 2002, compared to 2001, are currently expected to fall within the following ranges:

Second quarter                       (4)% to (7)%
Third quarter                        6% to 9%
Fourth quarter                       13% to 16%


         FFO for 2002 is anticipated to be within the range of $150 to $174 million and EBITDA to be within the range of $345 to $360 million.

         In the event that RevPAR declines, compared to the prior year, are greater than anticipated in the preparation of this guidance, or operating margins are lower than anticipated, the Company may not meet its forecast for the second quarter or the remainder of the year. Additionally, the Company may be unable to satisfy the financial covenants under its line of credit. Although it is too early to draw conclusions with respect to the second quarter, RevPAR results for April 2002 were negative 8.9% and the RevPAR performance of the Company's hotels during the first two weeks of May have been below our forecast.

         Our decision to pay a quarterly distribution will be determined each quarter based upon the operating results of that quarter, economic conditions, and other operating trends. We currently anticipate that we should be able to pay an aggregate of $1.00 in distributions per unit during 2002, based on the low end of our current FFO estimates. For the three months ended March 31, 2002, FelCor paid a dividend of $0.15 per share on its Common Stock, $0.4875 per share on its $1.95 Series A Cumulative Convertible Preferred Stock and $0.5625 per depositary share evidencing its 9% Series B Cumulative Redeemable Preferred Stock and we paid a distribution of $0.15 per unit on our units.

         On March 31, 2002, our line of credit represented approximately 2% of our total debt, with $39 million outstanding. We also maintain flexibility in working with our lenders, as a result of our $112 million of cash and equivalents on hand, $2.4 billion of unencumbered assets, and a breakeven portfolio hotel occupancy, after debt service and preferred equity distributions, of approximately 50%. The $576 million of capacity under our line of credit is expected to remain available to take advantage of opportunities that may present themselves as the industry begins to recover in late 2002 and 2003.

         We may incur indebtedness to make property acquisitions, to fund FelCor so it may purchase shares of its capital stock, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from our investments are insufficient for such purposes.

         At March 31, 2002, we had $112 million of cash and cash equivalents. Certain significant credit and debt statistics at March 31, 2002, are as follows:

o        Interest coverage ratio of 2.0x for the three month period ended
         March 31, 2002

o        Borrowing capacity of $576 million under our line of credit

o        Consolidated debt equal to 40.1% of our investment in hotels, at cost

o        Fixed interest rate debt equal to 89% of our total debt

o        Weighted average maturity of fixed interest rate debt of approximately
         6.6 years

o        Mortgage debt to total assets of 17%

o        Debt of approximately $10 million maturing in 2002

o        Debt of approximately $35 million maturing in 2003

o        Debt of approximately $229 million maturing in 2004

         We spent approximately $8.6 million on upgrading and renovating our hotels during the three months ended March 31, 2002. Notwithstanding the current significant economic downturn, we believe that our hotels will continue to benefit from our extensive capital expenditure programs in previous years. We currently anticipate 2002 maintenance capital expenditures of between $40 and $50 million, depending upon the pace of the anticipated economic recovery.

Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2002 approximately 89% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at March 31, 2002, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2002. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at March 31, 2002, at then current market interest rates.

         The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had the swaps been terminated at March 31, 2002.

                             EXPECTED MATURITY DATE
                             (DOLLARS IN THOUSANDS)

                               2002      2003      2004       2005      2006     THEREAFTER      TOTAL         FAIR VALUE
LIABILITIES
Debt:
   Fixed rate                  $9,537   $34,904    $189,228   $42,635   $14,217  $1,601,945   $ 1,892,466      $1,772,925
      Average interest rate      7.88%     7.43%       7.42%     7.48%     8.04%       8.66%         8.48%
   Floating rate                                   $ 39,317                            $650   $    39,967      $   39,967
      Average interest
        rate (a)                                       8.08%                           8.59%         8.09%
Discount accretion                                                                            $    (7,481)     $   (7,481)
                                                                                                                  -------
Total debt                                                                                    $ 1,924,952      $1,805,411

INTEREST RATE SWAPS:
   Fixed to floating                               $175,000                                   $   175,000      $   (2,366)
      Average pay rate                                 5.08%
      Fixed rate                                       7.38%

(a) The average floating rate of interest represents the projected forward rate at March 31, 2002.

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

SEASONALITY

         The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. Historically, to the extent that cash flow from operations has been insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we have utilized cash on hand or borrowings under our line of credit to make distributions to our equity holders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

                          PART II. -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         For information relating to certain other transactions by the Company through March 31, 2002, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             None

         (b) Reports on Form 8-K:

             No current reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

                                      FELCOR LODGING LIMITED PARTNERSHIP
                                      A Delaware Limited Partnership

                                      By     FelCor Lodging Trust Incorporated
                                             Its General Partner



                                      By:  /s/  Richard J. O'Brien
                                           -------------------------------------
                                              Richard J. O'Brien
                                          Executive Vice President and
                                            Chief Financial Officer