Form 10-Q
period 2002-06-30
FELCOR LODGING L P
filed 2002-08-14
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                                                                                                Page
                                                                                                                ----
                                             PART I. -- FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................     3
                Consolidated Balance Sheets - June 30, 2002 (Unaudited)
                     and December 31, 2001...................................................................     3
                Consolidated Statements of Operations - For the Three and Six Months
                     Ended June 30, 2002 and 2001 (unaudited)................................................     4
                Consolidated Statements of Comprehensive Income - For the Three and Six Months
                     Ended June 30, 2002 and 2001 (unaudited) ...............................................     5
                Consolidated Statements of Cash Flows -- For the Six Months
                     Ended June 30, 2002 and 2001 (unaudited)................................................     6
                Notes to Consolidated Financial Statements...................................................     7
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations
                General......................................................................................    22
                Financial Comparison.........................................................................    22
                Results of Operations........................................................................    22
                Liquidity and Capital Resources..............................................................    32
                Inflation....................................................................................    35
                Seasonality..................................................................................    35
                Disclosure Regarding Forward Looking Statements..............................................    35
Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................................    35

                                               PART II. - OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds.......................................................    36
Item 5.      Other Information...............................................................................    36
Item 6.      Exhibits and Reports on Form 8-K................................................................    36

SIGNATURE....................................................................................................    37

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                          2002             2001
                                                                                       -----------     ------------
                                                                                       (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $706,834
   at June 30, 2002 and $630,962 at December 31, 2001 ..........................       $3,592,897       $3,662,680
Investment in unconsolidated entities ..........................................          148,408          151,047
Hotels held for sale ...........................................................           33,722           38,937
Cash and cash equivalents ......................................................          151,704          128,742
Accounts receivable ............................................................           64,373           55,868
Deferred expenses, net of accumulated amortization of $13,330
   at June 30, 2002 and $10,672 at December 31, 2001 ...........................           29,605           31,249
Other assets ...................................................................           27,650           20,406
                                                                                       ----------       ----------

         Total assets ..........................................................       $4,048,359       $4,088,929
                                                                                       ==========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $7,194 at June 30, 2002 and
   $7,768 at December 31, 2001 .................................................       $1,882,675       $1,938,408
Distributions payable ..........................................................           14,766            8,172
Accrued expenses and other liabilities .........................................          178,893          173,496
Minority interest in other partnerships ........................................           50,652           49,559
                                                                                       ----------       ----------

         Total liabilities .....................................................        2,126,986        2,169,635
                                                                                       ----------       ----------

Commitments and contingencies

Redeemable units at redemption value, 9,003 and 9,005 units issued and
   outstanding at June 30, 2002 and December 31, 2001, respectively.............          165,202          150,479
                                                                                       ----------       ----------

Preferred units, $.01 par value, 20,000 units authorized:
   Series A Cumulative Preferred Units, 5,980 and 5,981 units issued and
      outstanding at June 30, 2002 and December 31, 2001, respectively .........          149,512          149,515
   Series B Redeemable Preferred Units, 68 and 58 units issued and
      outstanding at June 30, 2002 and December 31, 2001, respectively .........          169,395          143,750
Common units, 54,208 and 54,098 units issued and outstanding at June 30, 2002
   and December 31, 2001, respectively .........................................        1,434,800        1,475,926
Accumulated other comprehensive income..........................................            2,464             (376)
                                                                                       ----------       ----------
         Total partners' capital ...............................................        1,756,171        1,768,815
                                                                                       ----------       ----------
         Total liabilities, redeemable units and partners' capital .............       $4,048,359       $4,088,929
                                                                                       ==========       ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                              --------------------------        --------------------------
                                                                 2002             2001             2002             2001
                                                              ---------        ---------        ---------        ---------
Revenues:
   Hotel operating revenue:
     Room .............................................       $ 277,361        $ 173,118        $ 534,591        $ 365,343
     Food and beverage ................................          56,389           25,486          107,080           53,150
     Other operating departments ......................          17,548           11,891           33,767           24,790
   Percentage lease revenue ...........................                           63,606                           115,137
   Retail space rental and other revenue ..............             428              548            1,098            1,882
                                                              ---------        ---------        ---------        ---------
   Total revenues .....................................         351,726          274,649          676,536          560,302
                                                              ---------        ---------        ---------        ---------

Expenses:
   Hotel operating expenses:
     Room .............................................          68,114           39,784          131,347           83,404
     Food and beverage ................................          42,138           19,024           82,129           39,141
     Other operating departments ......................           7,916            5,195           15,232           10,922
   Other property operating costs .....................          90,548           52,508          179,708          111,009
   Management and franchise fees ......................          18,088           10,573           33,736           23,245
   Taxes, insurance and lease expense .................          33,790           38,096           68,360           76,460
   Corporate expenses .................................           3,970            3,231            7,716            6,372
   Depreciation .......................................          38,204           39,705           76,822           79,513
   Lease termination costs ............................                                                             36,226
                                                              ---------        ---------        ---------        ---------
   Total operating expenses ...........................         302,768          208,116          595,050          466,292
                                                              ---------        ---------        ---------        ---------

Operating income ......................................          48,958           66,533           81,486           94,010

Interest expense, net:
   Recurring financing ................................         (41,555)         (39,179)         (82,751)         (78,535)
   Merger related financing ...........................                           (1,086)                           (1,086)
Swap termination expense ..............................                           (4,824)                           (4,824)
Loss on early extinguishment of debt ..................                             (225)                             (225)
                                                              ---------        ---------        ---------        ---------
Income (loss) before equity in income from
   unconsolidated entities, minority interests and
   gain on sale of assets .............................           7,403           21,219           (1,265)           9,340
   Equity in income from unconsolidated entities ......           1,365            4,178            2,586            6,328
   Minority interests .................................            (755)            (526)          (1,541)          (2,282)
   Gain on sale of assets .............................           6,061              482            6,061            2,955
                                                              ---------        ---------        ---------        ---------
Net income ............................................          14,074           25,353            5,841           16,341
   Preferred distributions ............................          (6,688)          (6,150)         (12,838)         (12,300)
                                                              ---------        ---------        ---------        ---------
Net income (loss) applicable to unitholders ...........       $   7,386        $  19,203        $  (6,997)       $   4,041
                                                              =========        =========        =========        =========

Per unit data:
Basic:
   Net income (loss) applicable to unitholders ........       $    0.12        $    0.31        $   (0.11)       $    0.07
                                                              =========        =========        =========        =========
   Weighted average units outstanding .................          61,732           61,644           61,726           61,628
Diluted:
   Net income (loss) applicable to unitholders ........       $    0.12        $    0.31        $   (0.11)       $    0.07
                                                              =========        =========        =========        =========
   Weighted average units outstanding .................          62,097           62,060           61,726           62,069


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)


                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                        ------------------------        -----------------------
                                                                          2002            2001            2002           2001
                                                                        --------        --------        --------       --------
Net income ......................................................       $ 14,074        $ 25,353        $  5,841       $ 16,341
Cumulative transition adjustment from interest rate swaps .......                                                           248
Unrealized holding losses from interest rate swaps ..............                           (879)                        (5,971)
Realized loss on terminated interest rate swap agreements .......                          4,824                          4,824
Foreign currency translation adjustment .........................          2,259                           2,840
                                                                        --------        --------        --------       --------
     Comprehensive income .......................................       $ 16,333        $ 29,298        $  8,681       $ 15,442
                                                                        ========        ========        ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                      --------------------------
                                                                                                         2002             2001
                                                                                                      ---------        ---------
Cash flows from operating activities:
          Net income ..........................................................................       $   5,841        $  16,341
          Adjustments to reconcile net loss to net cash provided by
              operating activities:
                    Depreciation ..............................................................          76,822           79,513
                    Gain on sale of assets ....................................................          (6,061)          (2,955)
                    Amortization of deferred financing fees ...................................           2,658            2,563
                    Accretion of debt, net of discount ........................................             205             (150)
                    Amortization of unearned compensation .....................................           1,035              884
                    Equity in income from unconsolidated entities .............................          (2,586)          (6,328)
                    Loss on debt extinguishment ...............................................                              225
                    Lease termination costs ...................................................                           36,226
                    Minority interests ........................................................           1,541            2,282
              Changes in assets and liabilities:
                    Accounts receivable .......................................................          (7,753)         (10,077)
                    Deferred expenses .........................................................          (1,014)         (11,045)
                    Other assets ..............................................................          (8,366)         (11,297)
                    Accrued expenses and other liabilities ....................................           7,402           (2,552)
                                                                                                      ---------        ---------
                              Net cash flow provided by operating activities ..................          69,724           93,630
                                                                                                      ---------        ---------

Cash flows (used in) provided by investing activities:
          Restricted cash .....................................................................                         (323,555)
          Improvements and additions to hotels ................................................         (17,924)         (29,431)
          Proceeds from sale of assets ........................................................          23,237           59,016
          Operating cash received in acquisition of lessee ....................................                           25,583
          Cash distributions from unconsolidated entities .....................................           5,225            2,973
                                                                                                      ---------        ---------
                              Net cash flow (used in) provided by investing activities ........          10,538         (265,414)
                                                                                                      ---------        ---------

Cash flows (used in) provided by financing activities:
          Proceeds from borrowings ............................................................                          849,748
          Repayment of borrowings .............................................................         (56,718)        (553,746)
          Net proceeds from sale of preferred units ...........................................          23,981
          Redemption of units .................................................................            (113)          (3,354)
          Distributions paid to other partnership minority interests ..........................            (448)          (2,582)
          Distributions paid to preferred unitholders .........................................         (12,454)         (12,300)
          Distributions paid to common unitholders ............................................         (12,457)         (67,822)
                                                                                                      ---------        ---------
                              Net cash flow (used in) provided by financing activities ........         (58,209)         209,944
                                                                                                      ---------        ---------

Effect of exchange rate changes on cash .......................................................             909
Net change in cash and cash equivalents .......................................................          22,962           38,160
Cash and cash equivalents at beginning of periods .............................................         128,742           26,060
                                                                                                      ---------        ---------
Cash and cash equivalents at end of periods ...................................................       $ 151,704        $  64,220
                                                                                                      =========        =========

Supplemental cash flow information --
          Interest paid .......................................................................       $  79,742        $  84,115
                                                                                                      =========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") had ownership interests in 182 hotels at June 30, 2002, with nearly 50,000 rooms and suites. The general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, one of the nation's largest hotel real estate investment trusts, or REITs. At June 30, 2002, FelCor owned a greater than 85% equity interest in the Company. At June 30, 2002, the Company owned a 100% interest in 149 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and a 50% interest in separate unconsolidated entities that own 24 hotels. Twelve of the Company's hotels were designated as held for sale at June 30, 2002.

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

         The following table provides a schedule of the Company's hotels, by brand, at June 30, 2002:

BRAND
-----
Hilton Hotels Corporation ("Hilton") brands:
     Embassy Suites Hotels(R)..................................................      59
     Doubletree(R) and Doubletree Guest Suites(R)..............................      12
     Hampton Inn(R)............................................................       7
     Hilton Suites(R)..........................................................       1
     Homewood Suites(R)........................................................       1
Six Continents Hotels brands:
     Holiday Inn(R)............................................................      44
     Crowne Plaza(R) and Crowne Plaza Suites(R)................................      18
     Holiday Inn Select(R).....................................................      10
     Holiday Inn Express(R)....................................................       5
Starwood Hotels & Resorts Worldwide Inc. ("Starwood") brands:
     Sheraton(R) and Sheraton Suites(R)........................................      10
     Westin(R).................................................................       1
Other brands...................................................................      14
                                                                                    ---
Total hotels...................................................................     182
                                                                                    ===

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION -- (CONTINUED)

         At June 30, 2002, the Company's hotels were located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 54% of the Company's hotel room revenues for the six months ended June 30, 2002, were generated from hotels in these four states.

         At June 30, 2002, of the Company's 182 hotels, (i) subsidiaries of Six Continents Hotels managed 89, (ii) subsidiaries of Hilton managed 70, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation ("IHC") managed eight and (v) three independent management companies managed four. Two additional hotels were acquired subsequent to June 30, 2002 (see footnote 14).

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or partners' capital.

         The financial information for the three and six months ended June 30, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes additional criteria to determine when a long-lived asset is held for sale and establishes a new recoverability test for long-lived assets to be held for investment. It also broadens the definition of "discontinued operations" to include the sale of individual properties. The provisions of the new standard are generally to be applied prospectively and assets designated as held for sale prior to January 1, 2002, are not subject to this standard. During the six months ended June 30, 2002, the Company was not required to record any impairment under the new standard. In addition, the Company does not have any discontinued operations for the six months ended June 30, 2002, as no additional hotels were designated as held for sale during the period.

         During the six months ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishments of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied beginning in fiscal years beginning after May 15, 2002, and encourages early application of SFAS 145 related to the rescission of SFAS 4. The Company had $225,000 in losses from extinguishment of debt in the six months ended June 30, 2001, which were reclassified to be included in income before equity in income of unconsolidated entities, minority interests and gain on sale of assets, in the accompanying financial statements to conform to SFAS 145.

      During the six months ended June 30, 2002, the Company adopted the provisions of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The adoption of SFAS 142 did not have a material effect on the Company's financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

         In July 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes
(1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact this statement will have on its financial position or results of operations.

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

         On January 1, 2001, the Company also acquired from Six Continents Hotels the leases covering 11 hotels, terminated one additional lease in connection with the sale of the related hotel and terminated the 12 related management agreements in exchange for 413,585 shares of FelCor common stock valued at approximately $10 million. Of this $10 million in consideration, $8 million was expensed in 2000, in connection with the designation of certain of these hotels as held for sale. The remaining $2 million was expensed as lease termination cost in 2001 as a result of the acquisition of the leases. Of the 11 hotels, two have been sold, eight have been contributed to a joint venture with IHC, and one will be retained.

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of the leases on these 96 hotels. The fair values of the acquired assets and liabilities at January 1, 2001, and the related lease termination costs for the six months ended June 30, 2001, are as follows (in thousands):

Cash and cash equivalents.....................................    $  25,300
Accounts receivable...........................................       30,214
Other assets..................................................       17,394
                                                                  ---------
Total assets acquired.........................................       72,908
                                                                  ---------

Accounts payable..............................................       18,656
Due to the Company............................................       30,687
Accrued expenses and other liabilities........................       40,072
                                                                  ---------
Total liabilities assumed.....................................       89,415
                                                                  ---------

Liabilities assumed in excess of assets acquired..............       16,507
Value of FelCor common stock and units issued.................       19,719
                                                                  ---------
     Lease termination costs..................................    $  36,226
                                                                  =========

4.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company owned 50% interests in joint venture entities that owned 24 hotels at June 30, 2002 and 2001. The Company also owned a 50% interest in entities that owned an undeveloped parcel of land, provided condominium management services, developed and sold condominiums in Myrtle Beach, South Carolina, and leased eight hotels. The Company accounts for its investments in these unconsolidated entities under the equity method.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INVESTMENT IN UNCONSOLIDATED ENTITIES - (CONTINUED)

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                          JUNE 30,      DECEMBER 31,
                                            2002           2001
                                          --------      ------------
                                                (UNAUDITED)
Balance sheet information:
     Investment in hotels .........       $357,646       $365,802
     Debt (a) .....................       $263,865       $266,238
     Equity .......................       $117,039       $116,032

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                            ---------------------------      ---------------------------
                                                                2002            2001            2002            2001
                                                            -----------     -----------      -----------     -----------
                                                            (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Statements of operations information:
     Total revenues ...................................       $ 22,798        $ 26,656        $ 41,663        $ 44,483
     Net income .......................................       $  3,767        $  8,693        $  5,485        $ 14,065

     Net income attributable to the Company ...........       $  1,883        $  4,346        $  2,742        $  7,032
     Preferred return .................................            370             367             732             367
     Depreciation of cost in excess of book value .....           (888)           (535)           (888)         (1,071)
                                                              --------        --------        --------        --------
     Equity in income from unconsolidated entities ....       $  1,365        $  4,178        $  2,586        $  6,328
                                                              ========        ========        ========        ========

         (a) Debt at June 30, 2002, consists of $263.5 million of non-recourse mortgage debt and $372,000 of full-recourse debt guaranteed by the Company.

5.       HOTELS HELD FOR SALE

         In 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels. In connection with the decision to sell these hotels, in June 2000 the Company recorded an expense of $63 million representing the difference between the net book value and the then estimated fair market value of these hotels. In 2001, the Company recognized an additional $7 million expense to reflect the deterioration of the market value of the then remaining 13 hotels held for sale. At June 30, 2002, the Company was actively marketing the then remaining 12 hotels held for sale. At June 30, 2001, the Company had 16 hotels designated as held for sale. The Company regularly reviews the carrying value of the remaining hotels held for sale to ensure that they are recorded at the lower of depreciated book value or expected net sales proceeds. No depreciation expense has been recorded on these hotels since June 30, 2000.

         For the three and six months ended June 30, 2002, the revenues, less associated expenses, for hotels held for sale were approximately $2.2 million and $3.3 million, respectively. For the three and six months ended June 30, 2001, the revenues less associated expenses, for hotels held for sale, were approximately $1.8 million and $6.9 million.

         The Company closed on the sale of its 183-room Doubletree Guest Suites hotel in Boca Raton, Florida, on April 26, 2002, and received net sales proceeds of $6.5 million. A net gain of approximately $773,000 was recorded on the sale. This property previously had been identified as a non-strategic asset at June 30, 2000, and classified as held for sale.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       DEBT

         Debt at June 30, 2002, and December 31, 2001, consists of the following (in thousands):

                                                             JUNE 30,
                                                              2002                            JUNE       DECEMBER 31,
                                          COLLATERAL(a)   INTEREST RATE   MATURITY DATE       2002           2001
                                          -------------   -------------   -------------    ----------    ------------
                                                                                           (UNAUDITED)
  FLOATING RATE DEBT:
  Line of credit                          None                            October 2004                    $   49,674
  Publicly-traded term notes-swapped(b)   None                 5.59%      October 2004      $  174,697       174,633
  Promissory note                         None                 3.72       June 2016                650           650
                                                               ----                         ----------    ----------
  Total floating rate debt                                     5.59                            175,347       224,957
                                                               ----                         ----------    ----------

  FIXED RATE DEBT:
  Publicly-traded term notes              None                 7.63       October 2007         124,469       124,419
  Publicly-traded term notes              None                 9.50       September 2008       595,860       595,525
  Publicly-traded term notes              None                 8.50       June 2011            297,781       297,655
  Mortgage debt                           15 hotels            7.24       November 2007        136,151       137,541
  Mortgage debt                           7 hotels             7.54       April 2009            95,158        95,997
  Mortgage debt                           6 hotels             7.55       June 2009             71,585        72,209
  Mortgage debt                           7 hotels             8.73       May 2010             141,306       142,254
  Mortgage debt                           8 hotels             8.70       May 2010             181,689       182,802
  Other                                   6 hotels             6.96       2002-2005             63,329        65,049
                                                               ----                         ----------    ----------
  Total fixed rate debt                                        8.59                          1,707,328     1,713,451
                                                               ----                         ----------    ----------
  Total debt                                                   8.31%                        $1,882,675    $1,938,408
                                                               ====                         ==========    ==========

         (a) At June 30, 2002, the Company had unencumbered investments in hotels with a net book value totaling $2.4 billion.

         (b) At June 30, 2002, and December 31, 2001, the Company's $175 million in publicly-traded notes due October 2004 were matched with interest rate swap agreements, which effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements also have a maturity of October 2004. The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. These interest rate swaps have decreased interest expense by $1.7 million during the six months ended June 30, 2002.

         All of the Company's floating rate debt at June 30, 2002, was based upon LIBOR. One month LIBOR at June 30, 2002, was 1.84%.

         Interest expense is reported for the six months ended June 30, 2002 and 2001 net of interest income of $1.2 million and $2.2 million, respectively, and capitalized interest of $108,000 and $229,000, respectively.

         On June 17, 2002, the Company entered into an amendment of its $615 million unsecured line of credit. The amendment revised certain covenant levels to provide greater financial and operating flexibility. The maturity date on the credit facility remains October 31, 2004, and we may extend the facility for up to two additional one-year terms, subject to certain conditions. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio. The lenders' commitments under the line of credit remain at $615 million. The Company had no outstanding balance on its line of credit at June 30, 2002.

         In addition to financial covenants, the Company's line of credit includes certain other affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and restricted payments
(such as unit redemptions and cash distributions). At June 30, 2002, the Company was in compliance with all of these covenants.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       DEBT - (CONTINUED)

         The Company's publicly traded senior term notes require it to satisfy an interest coverage test in order to incur additional indebtedness, except under its line of credit; to pay distributions in excess of the minimum amount required for FelCor to meet its REIT qualification test; or to repurchase stock. As of the date of this filing, the Company has satisfied this minimum interest coverage requirement.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those contained in its line of credit. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our unsecured indebtedness. Most of the mortgage debt is non-recourse to the Company and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of the mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.

7.       DERIVATIVES

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. It is the objective of the Company to use interest rate hedges to manage its fixed and floating interest rate position and not to be engaged in speculation on interest rates. We manage interest rate risk based on the varying circumstances of anticipated borrowings, and existing floating and fixed rate debt. We will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under generally accepted accounting principles, while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

         To manage the relative mix of its debt between fixed and variable rate instruments, at June 30, 2002, the Company had interest rate swap agreements with three financial institutions with a notional value of $175 million. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

         The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense by the Company and will have a corresponding effect on its future cash flows.

         To determine the fair values of its derivative instruments, the Company engages a third party that uses a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date. As deemed necessary, the Company will use other methods and assumptions to validate the fair market values. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         The interest rate swap agreements held at June 30, 2002, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of the Company's swapped outstanding fixed rate debt. The estimated unrealized gain on these interest rate swap agreements was approximately $1.5 million at June 30, 2002, and represents the amount the Company would receive to terminate the agreements based on current market rates.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       PREFERRED UNITS

         On April 4, 2002, FelCor issued 1,025,800 depositary shares, representing 10,258 shares of its 9% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") at $24.37 per depositary share to yield 9.4%. The Series B preferred stock and the corresponding depositary shares may be called by FelCor at $25 per depositary share on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The preference on these units is the same as FelCor's Series B preferred stock. The proceeds from the Series B preferred stock were contributed to the Company in exchange for Series B preferred units. The net proceeds of $24.0 million were used for working capital, and allowed the Company to accelerate discretionary capital expenditures.

9.       DEFERRED RENT

         The Company recognized rent deferred under Staff Accounting Bulletin No. 101 ("SAB 101") of $5.3 million for the quarter ended June 30, 2001, on the 88 hotels leased by Six Continents Hotels. This deferred rent was recognized upon the acquisition of the leases.

10.      INCOME TAXES

         The Company generally leases its hotels to wholly-owned TRSs that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109")." Under SFAS 109, the Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At June 30, 2002, the Company's TRSs had a deferred tax asset of approximately $18.8 million, prior to any valuation allowance, relating to accumulated losses of the TRSs. Management has provided a 100% valuation allowance against this asset due to the uncertainty of realization and, accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.

11.      GAIN ON DISPOSITION OF ASSETS

         During the three months ended June 30, 2002, the Company sold its Doubletree Guest Suites hotel in Boca Raton, Florida, for net proceeds of $6.5 million and recorded a net gain of $0.8 million. Additionally, the Company sold retail space associated with the Allerton Hotel located in Chicago, Illinois, for net proceeds of $16.7 million and recorded a net gain of approximately $5.1 million. The Company also recognized a $0.2 million gain related to the condemnation of land adjacent to one of its hotels.

         For the six months ended June 30, 2001, the Company received $3.9 million for the condemnation of three parcels of land and recorded a gain of $3.0 million.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      EARNINGS PER UNIT

         The following table sets forth the computation of basic and diluted earnings per unit for the three and six months ended June 30, 2002 and 2001 (unaudited, in thousands, except per unit data):

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                   ------------------------        ------------------------
                                                                     2002            2001            2002            2001
                                                                   --------        --------        --------        --------
Numerator:
   Net income ..............................................       $ 14,074        $ 25,353        $  5,841        $ 16,341
     Preferred distributions ...............................         (6,688)         (6,150)        (12,838)        (12,300)
                                                                   --------        --------        --------        --------
   Net income (loss) applicable to unitholders .............       $  7,386        $ 19,203        $ (6,997)       $  4,041
                                                                   ========        ========        ========        ========
Denominator:
   Denominator for basic earnings per unit -
      weighted average units ...............................         61,732          61,644          61,726          61,628
   Effect of dilutive securities:
   FelCor stock options ....................................             40              65                              90
   Restricted units ........................................            325             351                             351
                                                                   --------        --------        --------        --------
   Denominator for diluted earnings per unit - adjusted
      weighted average units and assumed conversions .......         62,097          62,060          61,726          62,069
                                                                   --------        --------        --------        --------
Earnings (loss) per unit data:
Basic
   Net income (loss) .......................................       $   0.12        $   0.31        $  (0.11)       $   0.07
                                                                   ========        ========        ========        ========

Diluted
   Net income (loss) .......................................       $   0.12        $   0.31        $  (0.11)       $   0.07
                                                                   ========        ========        ========        ========

         The Series A preferred units and other dilutive securities are not included in the calculation of diluted earnings per unit for the six months ended June 30, 2002, because they are anti-dilutive as the result of losses in the period. The Series A preferred units and the majority of FelCor stock options granted are anti-dilutive for the remaining periods presented and, as such, are not included in the calculation of diluted earnings per unit.

13.      CONSOLIDATING FINANCIAL INFORMATION

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002
                                 (IN THOUSANDS)

                                     ASSETS

                                                                         SUBSIDIARY  NON-GUARANTOR                         TOTAL
                                                           FELCOR L.P.   GUARANTORS   SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                           -----------   ----------  -------------      -------------   ------------
Net investment in hotel properties .................       $  494,401    $1,571,108    $1,527,388                        $3,592,897
Equity investment in consolidated entities .........        2,416,106                                   $  (2,416,106)
Investment in unconsolidated entities ..............          132,947        15,461                                         148,408
Assets held for sale ...............................            3,835        29,887                                          33,722
Cash and cash equivalents ..........................           93,243        41,948        16,513                           151,704
Accounts receivable ................................            6,966        56,238         1,169                            64,373
Deferred assets ....................................           24,782         1,023         3,800                            29,605
Other assets .......................................            6,559        17,299         3,792                            27,650
                                                           ----------    ----------    ----------       -------------    ----------

        Total assets ...............................       $3,178,839    $1,732,964    $1,552,662       $  (2,416,106)   $4,048,359
                                                           ==========    ==========    ==========       =============    ==========



                                          LIABILITIES AND PARTNERS' CAPITAL


Debt ...............................................       $1,214,405    $  103,334    $  564,936                        $1,882,675
Distributions payable ..............................           14,766                                                        14,766
Accrued expenses and other liabilities .............           28,198       130,341        20,354                           178,893
Minority interest  - other partnerships ............               97                      50,555                            50,652
                                                           ----------    ----------    ----------       -------------    ----------

        Total liabilities ..........................        1,257,466       233,675       635,845                         2,126,986

Redeemable units, at redemption value ..............          165,202                                                       165,202
                                                           ----------    ----------    ----------       -------------    ----------

Preferred units ....................................          318,907                                                       318,907
Common units........................................        1,437,264     1,496,825       916,817       $  (2,416,106)    1,434,800
Accumulated other comprehensive income .............                          2,464                                           2,464
                                                           ----------    ----------    ----------       -------------    ----------
        Total partners' capital ....................        1,756,171     1,499,289       916,817          (2,416,106)    1,756,171
                                                           ----------    ----------    ----------       -------------    ----------
        Total liabilities, redeemable units and
           partners' capital .......................       $3,178,839    $1,732,964    $1,552,662       $  (2,416,106)   $4,048,359
                                                           ==========    ==========    ==========       =============    ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                     ASSETS

                                                                          SUBSIDIARY    NON-GUARANTOR                     TOTAL
                                                           FELCOR L.P.    GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                           -----------    -----------   -------------  ------------    ------------
Net investment in hotel properties ....................    $   506,205    $ 1,604,132    $ 1,552,343                    $ 3,662,680
Equity investment in consolidated entities ............      2,442,491                                  $(2,442,491)
Investment in unconsolidated entities .................        134,804         16,243                                       151,047
Assets held for sale ..................................          3,818         35,119                                        38,937
Cash and cash equivalents .............................         68,463         47,318         12,961                        128,742
Accounts receivable ...................................          6,035         48,794          1,039                         55,868
Deferred assets .......................................         26,098          1,101          4,050                         31,249
Other assets ..........................................          1,832         15,285          3,289                         20,406
                                                           -----------    -----------    -----------    -----------     -----------

        Total assets ..................................    $ 3,189,746    $ 1,767,992    $ 1,573,682    $(2,442,491)    $ 4,088,929
                                                           ===========    ===========    ===========    ===========     ===========

                                                LIABILITIES AND PARTNERS' CAPITAL

Debt ..................................................    $ 1,224,441    $   144,106    $   569,861                    $ 1,938,408
Distributions payable .................................          8,172                                                        8,172
Accrued expenses and other liabilities ................         37,742        111,146         24,608                        173,496
Minority interest in other partnerships ...............             97                        49,462                         49,559
                                                           -----------    -----------    -----------    -----------     -----------

        Total liabilities .............................      1,270,452        255,252        643,931                      2,169,635
                                                           -----------    -----------    -----------    -----------     -----------

Redeemable units, at redemption value .................        150,479                                                      150,479
                                                           -----------    -----------    -----------    -----------     -----------

Preferred units .......................................        293,265                                                      293,265
Common units ..........................................      1,475,550      1,513,116        929,751    $(2,442,491)      1,475,926
Accumulated other comprehensive income ................                          (376)                                         (376)
                                                           -----------    -----------    -----------    -----------     -----------
        Total partners' capital .......................      1,768,815      1,512,740        929,751     (2,442,491)      1,768,815
                                                           -----------    -----------    -----------    -----------     -----------
        Total liabilities, redeemable units and
           partners' capital ..........................    $ 3,189,746    $ 1,767,992    $ 1,573,682    $(2,442,491)    $ 4,088,929
                                                           ===========    ===========    ===========    ===========     ===========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)


                                                                    SUBSIDIARY      NON-GUARANTOR                         TOTAL
                                                    FELCOR L.P.     GUARANTORS       SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    -----------     ----------      -------------     ------------    ------------
Revenues:
Hotel operating revenue .....................                        $ 351,065        $     233                        $ 351,298
Percentage lease revenue ....................       $  18,326           49,262           41,104        $  (108,692)
Other revenue ...............................             426                                 2                              428
                                                    ---------        ---------        ---------        -----------     ---------
           Total revenue ....................          18,752          400,327           41,339           (108,692)      351,726
                                                    ---------        ---------        ---------        -----------     ---------

Expenses:
Hotel operating expense .....................                          226,348              456                          226,804
Taxes, insurance and other ..................             831          135,326            6,325           (108,692)       33,790
Corporate expenses ..........................             477            2,421            1,072                            3,970
Depreciation ................................           6,593           16,707           14,904                           38,204
                                                    ---------        ---------        ---------        -----------     ---------
           Total operating expenses .........           7,901          380,802           22,757           (108,692)      302,768
                                                    ---------        ---------        ---------        -----------     ---------

Operating income (loss) .....................          10,851           19,525           18,582                           48,958
Interest expense, net .......................         (27,352)          (2,516)         (11,687)                         (41,555)
                                                    ---------        ---------        ---------        -----------     ---------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ....         (16,501)          17,009            6,895                            7,403
Equity in income from consolidated
   entities .................................          28,945                                              (28,945)
Equity in income from unconsolidated
   entities .................................           1,630             (265)                                            1,365
Minority interests in other partnerships ....                                              (755)                            (755)
Gain on sale of assets ......................                            5,861              200                            6,061
                                                    ---------        ---------        ---------        -----------     ---------
Net income ..................................          14,074           22,605            6,340            (28,945)       14,074
Preferred distributions .....................          (6,688)                                                            (6,688)
                                                    ---------        ---------        ---------        -----------     ---------
Net income applicable to unitholders ........       $   7,386        $  22,605        $   6,340        $   (28,945)    $   7,386
                                                    =========        =========        =========        ===========     =========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                    SUBSIDIARY      NON-GUARANTOR                         TOTAL
                                                   FELCOR L.P.      GUARANTORS      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                   -----------      ----------      -------------     ------------    ------------
Revenues:
Hotel operating revenue .....................                        $ 208,646        $   1,849                         $ 210,495
Percentage lease revenue ....................       $  20,742           62,595           46,275        $ (66,006)          63,606
Other revenue ...............................             548                                                                 548
                                                    ---------        ---------        ---------        ---------        ---------
           Total revenue ....................          21,290          271,241           48,124          (66,006)         274,649
                                                    ---------        ---------        ---------        ---------        ---------

Expenses:
Hotel operating expenses ....................                          126,020            1,064                           127,084
Taxes, insurance and other ..................           2,062           94,765            7,275          (66,006)          38,096
Corporate expenses ..........................             418            1,752            1,061                             3,231
Depreciation ................................           6,816           17,605           15,284                            39,705
                                                    ---------        ---------        ---------        ---------        ---------
Total operating expenses ....................           9,296          240,142           24,684          (66,006)         208,116
                                                    ---------        ---------        ---------        ---------        ---------

Operating income (loss) .....................          11,994           31,099           23,440                            66,533
Interest expense, net .......................         (24,883)          (2,766)         (12,616)                          (40,265)
Loss on early extinguishment of debt ........                                              (225)                             (225)
Swap termination expense ....................          (4,824)                                                             (4,824)
                                                    ---------        ---------        ---------        ---------        ---------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ....         (17,713)          28,333           10,599                            21,219
Equity in income from consolidated
   entities .................................          38,830                                            (38,830)
Equity in income from unconsolidated
   entities .................................           4,236              (58)                                             4,178
Minority interests in other partnerships ....                                              (526)                             (526)
Gain on sale of assets ......................                                               482                               482
                                                    ---------        ---------        ---------        ---------        ---------
Net income ..................................          25,353           28,275           10,555          (38,830)          25,353
Preferred distributions .....................          (6,150)                                                             (6,150)
                                                    ---------        ---------        ---------        ---------        ---------
Net income applicable to unitholders ........       $  19,203        $  28,275        $  10,555        $ (38,830)       $  19,203
                                                    =========        =========        =========        =========        =========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)


                                                                     SUBSIDIARY      NON-GUARANTOR                        TOTAL
                                                    FELCOR L.P.      GUARANTORS      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                    -----------      ----------      -------------     ------------    ------------
Revenues:
Hotel operating revenue .......................                       $ 673,770        $   1,668                         $ 675,438
Percentage lease revenue ......................      $  36,098           96,700           83,840        $  (216,638)
Other revenue .................................          1,053                                45                             1,098
                                                     ---------        ---------        ---------        -----------      ---------
           Total revenue ......................         37,151          770,470           85,553           (216,638)       676,536
                                                     ---------        ---------        ---------        -----------      ---------

Expenses:
Hotel operating expense .......................                         441,115            1,037                           442,152
Taxes, insurance and other ....................          3,779          268,586           12,633           (216,538)        68,360
Corporate expenses ............................            929            4,629            2,158                             7,716
Depreciation ..................................         13,288           33,559           29,975                            76,822
                                                     ---------        ---------        ---------        -----------      ---------
           Total operating expenses ...........         17,996          747,889           45,803           (216,638)       595,050
                                                     ---------        ---------        ---------        -----------      ---------

Operating income (loss) .......................         19,155           22,581           39,750                            81,486
Interest expense, net .........................        (54,286)          (5,148)         (23,317)                          (82,751)
                                                     ---------        ---------        ---------        -----------      ---------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ......        (35,131)          17,433           16,433                            (1,265)
Equity in income from consolidated
   entities ...................................         37,915                                              (37,915)
Equity in income from unconsolidated
   entities ...................................          3,057             (471)                                             2,586
Minority interests in other partnerships ......                                           (1,541)                           (1,541)
Gain on sale of assets ........................                           5,861              200                             6,061
                                                     ---------        ---------        ---------        -----------      ---------
Net income ....................................          5,841           22,823           15,092            (37,915)         5,841
Preferred distributions .......................        (12,838)                                                            (12,838)
                                                     ---------        ---------        ---------        -----------      ---------
Net income (loss) applicable to unitholders ...      $  (6,997)       $  22,823        $  15,092        $   (37,915)     $  (6,997)
                                                     =========        =========        =========        ===========      =========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                   SUBSIDIARY     NON-GUARANTOR                            TOTAL
                                                   FELCOR L.P.     GUARANTORS     SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                                   -----------     ----------     -------------     -------------      ------------
Revenues:
Hotel operating revenue .....................                      $ 441,434        $   1,849                           $ 443,283
Percentage lease revenue ....................       $  42,818        121,932           94,809        $  (144,422)         115,137
Other revenue ...............................           1,458            351               73                               1,882
                                                    ---------      ---------        ---------        -----------        ---------
           Total revenue ....................          44,276        563,717           96,731           (144,422)         560,302
                                                    ---------      ---------        ---------        -----------        ---------

Expenses:
Hotel operating expenses ....................                        266,657            1,064                             267,721
Taxes, insurance and other ..................           5,215        203,040           12,627           (144,422)          76,460
Corporate expenses ..........................             907          3,328            2,137                               6,372
Depreciation ................................          13,596         35,719           30,198                              79,513
Lease termination costs .....................          34,456          1,770                                               36,226
                                                    ---------      ---------        ---------        -----------        ---------
           Total operating expenses .........          54,174        510,514           46,026           (144,422)         466,292
                                                    ---------      ---------        ---------        -----------        ---------

Operating income (loss) .....................          (9,898)        53,203           50,705                              94,010
Interest expense, net .......................         (48,343)        (5,693)         (25,585)                            (79,621)
Loss on early extinguishment of debt ........                                            (225)                               (225)
Swap termination expense ....................          (4,824)                                                             (4,824)
                                                    ---------      ---------        ---------        -----------        ---------


Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ....         (63,065)        47,510           24,895                               9,340
Equity in income from consolidated
   entities .................................          72,638                                            (72,638)
Equity in income from unconsolidated
   entities .................................           6,358            (30)                                               6,328
Minority interests in other partnerships ....            (235)                         (2,047)                             (2,282)
Gain on sale of assets ......................             645                           2,310                               2,955
                                                    ---------      ---------        ---------        -----------        ---------
Net income ..................................          16,341         47,480           25,158            (72,638)          16,341
Preferred distributions .....................         (12,300)                                                            (12,300)
                                                    ---------      ---------        ---------        -----------        ---------
Net income applicable to unitholders ........       $   4,041      $  47,480        $  25,158        $   (72,638)       $   4,041
                                                    =========      =========        =========        ===========        =========

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                             SUBSIDIARY     NON-GUARANTOR         TOTAL
                                                            FELCOR L.P.      GUARANTORS      SUBSIDIARIES      CONSOLIDATED
                                                            -----------      ----------     -------------      ------------
Cash flows from operating activities .................       $ (27,667)       $  51,071        $  46,320        $  69,724
Cash flows from investing activities .................           1,359            6,322            2,857           10,538
Cash flows from (used in) financing activities .......          51,088          (63,672)         (45,625)         (58,209)
                                                             ---------        ---------        ---------        ---------
Effect of exchange rates changes on cash .............                              909                               909
Change in cash and cash equivalents ..................          24,780           (5,370)           3,552           22,962
Cash and cash equivalents at beginning of period .....          68,463           47,318           12,961          128,742
                                                             ---------        ---------        ---------        ---------
Cash and equivalents at end of period ................       $  93,243        $  41,948        $  16,513        $ 151,704
                                                             =========        =========        =========        =========


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                             SUBSIDIARY      NON-GUARANTOR        TOTAL
                                                            FELCOR L.P.      GUARANTORS       SUBSIDIARIES    CONSOLIDATED
                                                            -----------      ----------      -------------    ------------
Cash flows from operating activities .................       $ (47,075)       $  84,999        $  55,706        $  93,630
Cash flows from (used in) investing activities .......        (276,345)          19,180           (8,249)        (265,414)
Cash flows from (used in) financing activities .......         338,893          (79,405)         (49,544)         209,944
                                                             ---------        ---------        ---------        ---------
Change in cash and cash equivalents ..................          15,473           24,774           (2,087)          38,160
Cash and cash equivalents at beginning of period .....           5,113            3,032           17,915           26,060
                                                             ---------        ---------        ---------        ---------
Cash and equivalents at end of period ................       $  20,586        $  27,806        $  15,828        $  64,220
                                                             =========        =========        =========        =========

14.      SUBSEQUENT EVENTS

         On July 12, 2002, the Company acquired the 208-suite SouthPark Suite Hotel in Charlotte, North Carolina for $14.5 million. This hotel will be converted to a Doubletree Guest Suites during the fall of 2002. The Company entered into a 15-year management agreement with Hilton for the hotel concurrent with the acquisition closing. The Company utilized excess cash on hand to acquire this hotel.

         On July 19, 2002, the Company acquired the 385-room Wyndham(R) resort and the Arcadia Shores Golf Club in Myrtle Beach, South Carolina. This hotel will be converted to a Hilton hotel in 2003. This hotel, adjacent land and a leasehold interest in the golf course were purchased for $35.3 million. The Company entered into a 15-year management agreement with Hilton for the hotel concurrent with the acquisition closing. The Company utilized excess cash on hand to acquire this hotel.

         The Company closed on the sale of its Holiday Inn Express hotel in Colby, Kansas, on August 8, 2002, and received net proceeds of $1.7 million. This property previously had been identified as a non-strategic asset and classified as held for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to the Company and the definitions of certain capitalized terms used herein, reference is made to Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

         The Company's results for the three and six months ended June 30, 2002, reflect Revenue Per Available Room ("RevPAR") below the same period in the prior year, but a consistent, gradual increase in hotel occupancy during 2002. RevPAR for the portfolio was below that of the prior year by 11.1% for the three months ended June 30, 2002, and 14.6% for the six months ended June 30, 2002.

FINANCIAL COMPARISON

                                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                      JUNE 30,                                JUNE 30,
                                                         ---------------------------------       ---------------------------------
                                                           2002          2001     % CHANGE         2002         2001      % CHANGE
                                                         -------       -------    --------       -------       -------    --------
                                                              (IN MILLIONS,                          (IN MILLIONS,
                                                             EXCEPT REVPAR)                          EXCEPT REVPAR)
RevPAR ...........................................       $ 64.57       $ 72.65     (11.1)%       $ 62.67       $ 73.39     (14.6)%
Funds From Operations ("FFO")(1) .................       $  45.7       $  65.3     (30.0)%       $  75.1       $ 136.8     (45.2)%
Earnings Before Interest, Taxes, Depreciation
     and Amortization ("EBITDA")(1) ..............       $  94.6       $ 111.4     (15.1)%       $ 171.8       $ 228.8     (24.9)%
Net income .......................................       $  14.1       $  25.4     (44.5)%       $   5.8       $  16.3     (64.4)%

----------

(1) For a discussion of the computation of FFO and EBITDA, see "Results of Operations -- Fund from Operations and EBITDA"


RESULTS OF OPERATIONS

     Comparison of the Three Months Ended June 30, 2002 and 2001

         On July 1, 2001, the Company acquired operating leases covering 88 of its hotels and contributed them to its TRSs. As the leases were acquired, the Company began receiving and recording hotel revenues and expenses, rather than percentage lease revenue for these hotels. Consequently, a comparison of historical results for the three months ended June 30, 2002, to the three months ended June 30, 2001, are not directly comparable.

         Total revenue increased $77.1 million for the three months ended June 30, 2002, over the same period in 2001. The increase is principally associated with reporting hotel operating revenues for 88 of the hotels during 2002, contrasted with percentage lease revenue reported by the Company for these hotels during the same period in 2001. These 88 hotels contributed approximately $163.1 million in hotel operating revenue during the three months ended June 30, 2002, compared to $63.6 million in percentage rent revenue for the same hotels, during the same period in 2001. For the remaining 85 consolidated hotels owned by the Company, total revenues decreased approximately $20.2 million in the quarter. The principal component of this decrease is a decrease in room revenue for these hotels of $17 million. The RevPAR for these 85 hotels was 9.9% below that of the same period in 2001. The decrease in RevPAR for these hotels was comprised of a 2.3% decrease in hotel occupancy and a 7.8% decrease in average daily rate ("ADR"). The remaining change in revenue of $2.2 million primarily relates to decreases in revenue from the disposition of assets held for sale.

         Total operating expenses increased $94.7 million for the three months ended June 30, 2002, over the same three month period in 2001. This increase primarily resulted from the inclusion of hotel operating expenses, management fees and other property related costs for the 88 hotels that were not included in the same period of 2001, prior to the Company's acquisition of the leases.

         Taxes, insurance and lease expense decreased $4.3 million, compared to the second quarter of 2001, principally as the result of decreases in lease expense of $3.9 million and in property taxes of $2.7 million, partially offset by increased insurance costs of $ 1.6 million. The decrease in lease expense is related to participating leases that are principally based on revenues. Property taxes decreased primarily as a result of resolutions in the current quarter of prior year tax disputes.

         Interest expense, net of interest income, on recurring financing increased $2.4 million for the three months ended June 30, 2002, over the same period in 2001. The increase during the second quarter is primarily related to excess cash carried during 2002 and the related increase in average debt outstanding of $85.2 million compared to the same period of 2001.

         Equity in the income of unconsolidated entities decreased by $2.8 million, compared to the same quarterly period in 2001. The decrease in 2002 principally resulted from a 13.6% drop in RevPAR for the unconsolidated hotels.

         Minority interest increased $0.2 million for the three months ended June 30, 2002, over the same period in 2001. Minority interest represents the proportionate share of the income or loss of consolidated subsidiaries not owned by the Company. This change principally reflects the increase in net loss of the other consolidated subsidiaries. The activity of these other consolidated subsidiaries consists primarily of activity associated with hotel properties.

         Included in net income for the three months ended June 30, 2002, is a gain of $5.1 million on the sale of retail space and $0.8 million on the sale of a hotel. Included in net income for the three months ended June 30, 2001, is a gain of $0.5 million related to condemnation proceeds received.

         The Company's net income decreased by $11.3 million for the three months ended June 30, 2002, compared to the same period in 2001. The major item affecting the change in net income was the 11.1% decline in the Company's hotel RevPAR in the second quarter of 2002, compared to the same period in the prior year. Other items affecting the change in net income were approximately $6 million of non-recurring expenses during the second quarter of 2001 related to merger financing and termination of interest rate swaps and $5.9 million in 2002 of gains on sale, related to the sale of retail space at the Allerton hotel in Chicago, Illinois, and the sale of a non-strategic hotel in Boca Raton, Florida.

     Comparison of the Six Months Ended June 30, 2002 and 2001

         On July 1, 2001, the Company acquired operating leases covering 88 of its hotels and contributed them to its TRSs. As the leases were acquired, the Company began receiving and recording hotel revenues and expenses, rather than percentage lease revenue for these hotels. Consequently, the historical results for the six months ended June 30, 2002, and the six months ended June 30, 2001, are not directly comparable.

         Total revenue for the six months ended June 30, 2002, increased $116.2 million over the same period in 2001. The increase is principally associated with reporting hotel operating revenues for 88 of the hotels during 2002, contrasted with percentage lease revenue reported by the Company for these hotels during the same period in 2001. These 88 hotels contributed approximately $305.3 million in hotel operating revenue in the first six months of 2002, compared to $115.1 million in percentage rent revenue for the same hotels, during the same period in 2001. For the remaining 85 consolidated hotels owned by the Company, total revenues decreased approximately $61 million for the six months ended June 30, 2002. The principal component of this decrease is a decrease in room revenue for these hotels of $49 million. The RevPAR for these 85 hotels was 13.9% below that of the same period in 2001. The decrease in RevPAR for these hotels was comprised of a 5.9% decrease in hotel occupancy and a 8.5% decrease in ADR. The remaining change in revenue of $13 million primarily relates to decreases in revenue from the disposition of assets held for sale.

         Total operating expenses increased $128.8 million for the six months ended June 30, 2002, over the same three month period in 2001. This increase primarily resulted from the inclusion of hotel operating expenses, management fees and other property related costs for the 88 hotels that were not included in the same period of 2001, prior to the Company's acquisition of the leases. Also included in total operating expenses for the first six months of 2001 were lease termination costs of $36.2 million.

         Interest expense, net of interest income, increased $3.1 million for the six months ended June 30, 2002, over the same period in 2001. The increase for the period is primarily related to the Company's excess cash carried during 2002 and an increase in average debt of $83.4 million over the same period of 2001.

         Equity in the income of unconsolidated entities decreased by $3.7 million, compared to the same six month period in 2001. The decrease in 2002 principally resulted from a 15.1% drop in RevPAR from the unconsolidated hotels.

         Taxes, insurance and lease expense decreased $8.1 million, principally as the result of decreases in lease expense of $9.2 million and in property taxes of $3.3 million, partially offset by increased insurance costs of $3.3 million. The decrease in lease expense is related to participating leases that are principally based on revenues. Property taxes decreased principally from resolutions in the current quarter of prior year tax disputes.

         Minority interest decreased $0.7 million for the six months ended June 30, 2002, over the same period in 2001. Minority interest represents the proportionate share of the income or loss of consolidated subsidiaries not owned by the Company. This change principally reflects the decrease in net loss of the other consolidated subsidiaries. The activity of these other consolidated subsidiaries consists primarily of activity associated with hotel properties.

         Included in net income for the six months ended June 30, 2002, is a gain of $5.1 million on the sale of retail space and $0.8 million on the sale of a hotel. Included in net income for the six months ended June 30, 2001, is a gain of $3.0 million related to condemnation proceeds received.

         The Company's net income was reduced $10.5 million for the six months ended June 30, 2002, compared to the same period in 2001. The major item affecting this change in income was the 14.6% decline in the Company's hotel RevPAR in the six months ended June 30, 2002 compared to the same period in the prior year.

     Comparison of the Six Months Ended June 30, 2002 with Pro Forma 2001

         On July 1, 2001, we acquired the operating leases covering 88 of our hotels and contributed them to our TRSs. As the leases were acquired, we began receiving and recording hotel revenues and expenses, rather than percentage lease revenue. Consequently, a comparison of historical results for the six months ended June 30, 2002, to the six months ended June 30, 2001, may not be as meaningful as a discussion of pro forma results. Accordingly, we have included a discussion of the comparison of the pro forma results of operations. The pro forma results of operations for the six months ended June 30, 2001 assumes that our acquisition of 88 hotel leases held by Six Continents Hotels had occurred on January 1, 2001.

                       FELCOR LODGING LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------------
                                                                                HISTORICAL        PRO FORMA
                                                                                   2002              2001
                                                                                ----------        ---------
Total revenues ...........................................................       $ 676,536        $ 802,304
Operating expenses:
   Lease termination costs ...............................................                           36,226
   Other operating expenses ..............................................         595,050          667,576
                                                                                 ---------        ---------
Operating income .........................................................          81,486           98,502
Interest expense, net:
   Recurring financing ...................................................         (82,751)         (78,535)
   Merger related financing ..............................................                           (1,086)
Swap termination expense .................................................                           (4,824)
Loss on early extinguishment of debt .....................................                             (225)
                                                                                 ---------        ---------
Income (loss) before equity in income from unconsolidated entities,
      minority interests and gain on sale of assets ......................          (1,265)          13,832
   Equity in income from unconsolidated entities .........................           2,586            6,328
   Minority interest .....................................................          (1,541)          (2,282)
   Gain on sale of assets ................................................           6,061            2,955
                                                                                 ---------        ---------
Net income ...............................................................           5,841           20,833
   Preferred distributions ...............................................         (12,838)         (12,300)
                                                                                 ---------        ---------
Net income (loss) applicable to unitholders ..............................       $  (6,997)       $   8,533
                                                                                 =========        =========

Basic and diluted per unit data:
   Net income (loss) applicable to unitholders ...........................       $   (0.11)       $    0.14
                                                                                 =========        =========
Weighted average units outstanding .......................................          61,726           62,069

                       FELCOR LODGING LIMITED PARTNERSHIP
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                         FELCOR
                                                                       HISTORICAL                        PRO FORMA
                                                                          2001          ADJUSTMENTS         2001
                                                                       ----------       -----------      ---------
Total revenues .................................................       $ 560,302        $  242,002(a)    $ 802,304
Operating expenses:
   Lease termination costs .....................................          36,226                            36,226
   Other operating expenses ....................................         430,066           237,510(b)      667,576
                                                                       ---------        ----------       ---------
Operating income ...............................................          94,010             4,492          98,502
Interest expense, net:
   Recurring financing .........................................         (78,535)                          (78,535)
   Merger related financing ....................................          (1,086)                           (1,086)
Swap termination expense .......................................          (4,824)                           (4,824)
Loss on early extinguishment of debt ...........................            (225)                             (225)
                                                                       ---------        ----------       ---------
Income before equity in income from unconsolidated entities,
     minority interests and gain on sale of assets .............           9,340             4,492          13,832
   Equity in income from unconsolidated entities ...............           6,328                             6,328
   Minority interests ..........................................          (2,282)                           (2,282)
   Gain on sale of assets ......................................           2,955                             2,955
                                                                       ---------        ----------       ---------
Net income .....................................................          16,341             4,492          20,833
   Preferred distributions .....................................         (12,300)                          (12,300)
                                                                       ---------        ----------       ---------
Net income applicable to unitholders ...........................       $   4,041        $    4,492       $   8,533
                                                                       =========        ==========       =========

         The unaudited Pro Forma Consolidated Statement of Operations is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions described above occurred on the indicated date, nor do they purport to represent our results of operations for future periods.

         The pro forma numbers presented represent our historical revenues and expenses, modified as described in the pro forma adjustments below.

Pro forma adjustments:

   (a) Total revenue adjustments consist of the increase in our historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues.

   (b) Operating expense adjustments consist of: (i) the increase in our historical operating expense from the addition of historical hotel operating expenses and the elimination of percentage lease expense for the 88 hotel leases acquired from Six Continents Hotels on July 1, 2001, (ii) the recording of management fees at their new contractual rates, and (iii) the elimination of historical franchise fees, which are included in the new management fees for these hotels.

         Revenues decreased $125.8 million in 2002 compared to pro forma 2001, primarily as a result of the continuing economic downturn and the disruptions in business and leisure travel patterns following the terrorist attacks on September 11, 2001. As a result of these events, both business and leisure travel declined significantly for the six months ended June 30, 2002, compared to the same pro forma period in 2001. During the six months ended June 30, 2002, our hotels' RevPAR decreased 14.6%, compared to the same period in the prior year, which was comprised of a decrease in hotel occupancy of 5.8 percentage points to 63.1% and a decline in ADR of 6.8% to $99.28.

           Other operating expenses decreased $72.5 million in 2002 compared to pro forma 2001. However, other operating expense as a percentage of total revenue, increased from 83% to 88%. The principal reason for the increased in other operating expenses as a percentage of total revenue, was a 140 basis point drop in hotel operating margins. This margin compression primarily relates to the reduction in revenue and the inability to reduce labor costs, repair and maintenance costs and marketing costs proportionately. We are actively working with our managers to implement cost cutting programs at the hotels to maximize hotel operating profits. These measures include reducing labor costs, streamlining staffing, and consolidating operations by closing unused floors in hotels when possible.

           Interest expense from recurring financing, net of interest income, increased $3.1 million. The increase for the period is primarily related to the Company's excess cash carried during 2002 and an increase in average debt of $83.4 million over the same period of 2001.

           Equity in income from unconsolidated entities decreased $3.7 million, principally as the result of the decrease in RevPAR previously discussed.

         Minority interest decreased $0.7 million for the six months ended June 30, 2002, over the same pro forma period in 2001. Minority interest represents the proportionate share of the income or loss of consolidated subsidiaries not owned by the Company. This change principally reflects the decrease in net loss of the other consolidated subsidiaries. The activity of these other consolidated subsidiaries consists primarily of activity associated with hotel properties.

         Included in net income for the six months ended June 30, 2002, was a gain of $5.1 million on the sale of retail space and $0.8 million on the sale of a hotel. Included in pro forma net income for the six months ended June 30, 2001, was a gain of $3.0 million related to condemnation proceeds received.

Funds From Operations and EBITDA

         We consider Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of our operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding extraordinary items and gains or losses from sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the applicable portion of these items related to unconsolidated entities and joint ventures. We believe that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the REIT to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. We compute FFO in accordance with standards established by NAREIT, except that we add back lease termination costs, merger financing costs, swap termination costs, loss from early extinguishment of debt and deferred rent to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than we do or that do not adjust FFO for lease termination costs, merger financing costs, swap termination costs, loss from early extinguishment of debt and deferred rent. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor does it necessarily reflect the funds available to fund our cash needs, including our ability to make cash distributions. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details our computation of Funds From Operations (unaudited, in thousands):

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,                         JUNE 30,
                                                             --------------------------        --------------------------
                                                                2002             2001             2002             2001
                                                             ---------        ---------        ---------        ---------
FUNDS FROM OPERATIONS (FFO):
   Net income ........................................       $  14,074        $  25,353        $   5,841        $  16,341
        Deferred rent ................................                           (5,254)
        Gain on sale of assets .......................          (5,861)                           (5,861)
        Lease termination costs ......................                                                             36,226
        Merger related interest, net .................                            1,086                             1,086
        Loss on early extinguishment of debt .........                              225                               225
        Swap termination expense .....................                            4,824                             4,824
        Series B preferred distributions .............          (3,773)          (3,234)          (7,007)          (6,468)
        Depreciation .................................          38,204           39,705           76,822           79,513
        Depreciation from unconsolidated entities ....           3,078            2,641            5,256            5,022
                                                             ---------        ---------        ---------        ---------
   FFO ...............................................       $  45,722        $  65,346        $  75,051        $ 136,769
                                                             =========        =========        =========        =========

   Weighted average units outstanding (a) ............          66,733           66,750           66,724           66,759
                                                             =========        =========        =========        =========

----------

    (a) Weighted average units outstanding are computed including dilutive options, unvested FelCor stock grants, and assuming conversion of Series A preferred units.

         The following table details our computation of EBITDA (unaudited, in thousands):

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                   -----------------------       -----------------------
                                                                     2002           2001           2002           2001
                                                                   --------       --------       --------       --------
EBITDA:
Funds from Operations ......................................       $ 45,722       $ 65,346       $ 75,051       $136,769
     Interest expense ......................................         42,184         39,803         83,959         79,896
     Interest expense of unconsolidated subsidiaries .......          2,373          2,631          4,732          4,742
     Amortization expense ..................................            526            408          1,035            884
     Series B preferred distributions ......................          3,773          3,234          7,007          6,468
                                                                   --------       --------       --------       --------
EBITDA .....................................................       $ 94,578       $111,422       $171,784       $228,759
                                                                   ========       ========       ========       ========

Hotel Portfolio Composition

         The following tables set forth as of June 30, 2002, our hotel portfolio distribution by brand, by our top ten Metropolitan Statistical Areas ("MSAs"), by selected states, by type of location, and by market segment. For comparative purposes, also set forth below is the percentage of EBITDA contributed by each grouping for the year ended December 31, 2001.

Brand                                    Hotels          Rooms         % of Total Rooms      % of 2001 EBITDA
-----                                    ------         ------         ----------------      ----------------
Embassy Suites(R)                           59          14,842                31%                    44%
Holiday Inn(R)-branded                      59          16,914                35                     26
Crowne Plaza(R)                             18           5,963                12                     10
Sheraton(R)-branded                         10           3,269                 7                      8
Doubletree(R)-branded                       12           2,467                 5                      5
Other                                       24           4,848                10                      7

Top 10 MSAs                              Hotels         Rooms           % of Total Rooms      % of 2001 EBITDA
-----------                              ------         ------          ----------------      ----------------
Dallas                                      18           5,479                11%                     7%
Atlanta                                     12           3,514                 7                      8
San Francisco                                6           2,440                 5                      6
Houston                                      9           2,262                 5                      4
Orlando                                      6           2,220                 5                      4
New Orleans                                  3             917                 2                      4
Phoenix                                      5           1,245                 3                      3
Philadelphia                                 3           1,174                 3                      3
San Jose                                     2             572                 1                      3
Chicago                                      4           1,239                 3                      3

Top Four States                          Hotels         Rooms          % of Total Rooms      % of 2001 EBITDA
---------------                          ------         ------         ----------------      ----------------
Texas                                       41          11,138                23%                    17%
California                                  19           6,026                12                     18
Florida                                     17           5,529                11                     12
Georgia                                     14           3,868                 8                      9

Location                                 Hotels         Rooms          % of Total Rooms      % of 2001 EBITDA
--------                                 ------         ------         ----------------      ----------------
Suburban                                    80          20,394                42%                    41%
Urban                                       43          13,138                27                     30
Airport                                     32           9,488                20                     21
Highway                                     20           3,537                 7                      3
Resort                                       7           1,746                 4                      5

Segment                                   Hotels         Rooms          % of Total Rooms      % of 2001 EBITDA
-------                                   ------        ------          ----------------      ----------------
Upscale all-suite                           76          18,149                38%                    51%
Upscale                                     27           9,286                19                     18
Full-service                                61          18,236                38                     29
Limited-service                             18           2,633                 5                      2

Hotel Operating Statistics

         The following tables set forth historical occupied rooms ("Occupancy"), ADR and RevPAR at June 30, 2002, and 2001, and the percentage changes therein between the periods presented for the hotels in which the Company had an ownership interest at June 30, 2002:

                          OPERATING STATISTICS BY BRAND
                  (FOR THE THREE AND SIX MONTHS ENDED JUNE 30)

                                                                     OCCUPANCY (%)
                                       -------------------------------------------------------------------------
                                        THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                       -------------------------------          --------------------------------
                                                                 %                                         %
                                       2002         2001      VARIANCE          2002         2001       VARIANCE
                                       ----         ----      --------          ----         ----       --------
Embassy Suites hotels                  70.1         70.9       (1.2)            68.3         71.2         (4.1)
Holiday Inn-branded hotels             65.7         71.2       (7.8)            62.2         69.1        (10.0)
Crowne Plaza hotels                    63.2         65.9       (4.2)            60.0         65.3         (8.1)
Doubletree-branded hotels              70.6         72.3       (2.4)            65.8         72.2         (8.8)
Sheraton-branded hotels                61.5         69.2      (11.1)            59.0         68.8        (14.3)
Other hotels                           55.6         61.7      (10.0)            55.6         63.6        (12.6)
     Total hotels                      65.7         69.4       (5.4)            63.1         68.9         (8.3)

                                                                        ADR ($)
                                       --------------------------------------------------------------------------
                                        THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                       ------------------------------           ---------------------------------
                                                                %                                           %
                                        2002       2001      VARIANCE            2002        2001        VARIANCE
                                       ------     ------     --------           ------      ------       --------
Embassy Suites hotels                  119.52     130.83       (8.6)            122.12      134.36        (9.1)
Holiday Inn-branded hotels              82.22      86.00       (4.4)             81.56       85.69        (4.8)
Crowne Plaza hotels                     97.92     106.98       (8.5)             96.09      106.41        (9.7)
Doubletree-branded hotels              102.63     107.00       (4.1)            104.31      111.10        (6.1)
Sheraton-branded hotels                103.61     111.32       (6.9)            104.22      114.74        (9.2)
Other hotels                            76.82      77.83       (1.3)             80.28       81.88        (2.0)
     Total hotels                       98.33     104.64       (6.0)             99.28      106.57        (6.8)

                                                                      REVPAR ($)
                                        -------------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                        -----------------------------            --------------------------------
                                                                %                                           %
                                        2002       2001      VARIANCE            2002        2001        VARIANCE
                                        -----      -----     --------            -----       -----       --------
Embassy Suites hotels                   83.73      92.77        (9.7)            83.40       95.66       (12.8)
Holiday Inn-branded hotels              54.00      61.24       (11.8)            50.77       59.23       (14.3)
Crowne Plaza hotels                     61.87      70.54       (12.3)            57.66       69.50       (17.0)
Doubletree-branded hotels               72.41      77.34        (6.4)            68.63       80.20       (14.4)
Sheraton-branded hotels                 63.75      77.02       (17.2)            61.49       78.97       (22.1)
Other hotels                            42.68      48.04       (11.2)            44.64       52.08       (14.3)
     Total hotels                       64.57      72.65       (11.1)            62.67       73.39       (14.6)

                    OPERATING STATISTICS FOR OUR TOP 10 MSAS
                  (FOR THE THREE AND SIX MONTHS ENDED JUNE 30)

                                                                    OCCUPANCY (%)
                                         -----------------------------------------------------------------------
                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         ------------------------------        ---------------------------------
                                                                  %                                         %
                                         2002         2001     VARIANCE        2002         2001        VARIANCE
                                         ----         ----     --------        ----         ----        --------
Dallas                                   50.9         58.2      (12.6)         51.2         62.7         (18.3)
Atlanta                                  67.4         71.9       (6.3)         68.2         73.3          (7.0)
San Francisco                            70.5         77.1       (8.6)         64.2         74.9         (14.3)
Houston                                  66.1         77.5      (14.7)         67.6         76.8         (11.9)
Orlando                                  71.1         76.7       (7.2)         70.3         76.1          (7.6)
New Orleans                              73.4         76.1       (3.5)         73.5         77.3          (4.9)
Phoenix                                  62.5         63.4       (1.5)         66.0         70.1          (5.8)
Philadelphia                             71.8         71.5        0.4          62.8         64.3          (2.3)
San Jose                                 64.8         69.8       (7.2)         63.7         74.2         (14.1)
Chicago                                  69.7         71.1       (1.9)         61.5         67.6          (9.1)

                                                                       ADR ($)
                                        -------------------------------------------------------------------------
                                          THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                        -------------------------------        ----------------------------------
                                                                 %                                          %
                                         2002        2001      VARIANCE         2002         2001        VARIANCE
                                        ------      ------     --------        ------       ------       --------
Dallas                                   86.93       88.08       (1.3)          89.31        91.86         (2.8)
Atlanta                                  90.02       97.83       (8.0)          84.25       100.21        (15.9)
San Francisco                           123.09      154.78      (20.5)         120.46       153.65        (21.6)
Houston                                  75.43       79.05       (4.6)          75.40        78.70         (4.2)
Orlando                                  79.08       86.76       (8.9)          84.25        93.17         (9.6)
New Orleans                             132.22      142.25       (7.1)         148.52       153.45         (3.2)
Phoenix                                  99.22      103.46       (4.1)         115.09       127.11         (9.5)
Philadelphia                            127.84      126.61        1.0          120.47       119.86          0.5
San Jose                                125.78      158.61      (20.7)         128.68       166.03        (22.5)
Chicago                                 125.85      141.17      (10.9)         120.06       136.08        (11.8)

                                                                       REVPAR ($)
                                         -----------------------------------------------------------------------
                                           THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                         ------------------------------        ---------------------------------
                                                                 %                                          %
                                         2002        2001      VARIANCE         2002         2001       VARIANCE
                                         -----      ------     --------        ------       ------      --------
Dallas                                   44.20       51.25      (13.7)          45.76        57.57        (20.5)
Atlanta                                  60.67       70.37      (13.8)          63.00        73.43        (14.2)
San Francisco                            86.76      119.41      (27.3)          77.30       115.12        (32.9)
Houston                                  49.86       61.24      (18.6)          51.00        60.45        (15.6)
Orlando                                  56.25       66.53      (15.5)          59.26        70.91        (16.4)
New Orleans                              97.05      108.20      (10.3)         109.21       118.61         (7.9)
Phoenix                                  61.98       65.62       (5.5)          75.98        89.06        (14.7)
Philadelphia                             91.73       90.51        1.4           75.71        77.08         (1.8)
San Jose                                 81.56      110.78      (26.4)          81.99       123.16        (33.4)
Chicago                                  87.76      100.39      (12.6)          73.83        92.02        (19.8)

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the six months ended June 30, 2002, net cash flow provided by operating activities, consisting primarily of hotel operations, was $69.7 million and FFO was $75.1 million. We currently expect that our operating cash flow will be sufficient to fund our continuing operations, including our required capital expenditures, debt service obligations and FelCor's distributions to shareholders required to maintain its REIT status. However, due to the sharp reduction in travel following the terrorist attacks of September 11, 2001, and the resultant drop in RevPAR and profits from our hotel operations, we plan to continue to limit distributions to holders of our units as may be necessary. Accordingly, distributions to holders of our units and dividends to holders of FelCor's common stock may be significantly reduced or possibly eliminated in future periods.

         Prior to January 1, 2001, substantially all of our hotels were leased to third parties under leases providing for the payment of rent based, in part, upon revenues from the hotels. Accordingly, our risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. On January 1, 2001, we acquired the leaseholds of 96 of our hotels and on July 1, 2001, we acquired our remaining 88 hotel leases. As a result of these acquisitions, we also became subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to wage and benefit costs, repair and maintenance expenses, utilities, liability insurance, and other operating expenses which can fluctuate disproportionately to revenues. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in an increased risk of volatility in our results of operations. The continued economic slowdown and the drop in occupancy and ADR following the terrorist attacks of September 11, 2001, resulted both in declines in RevPAR and an erosion in operating margins during the year ended December 31, 2001, compared to 2000, that have continued through the second quarter of 2002 compared to the same period in 2001. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations and earnings.

         As a result of the current RevPAR environment, we amended our unsecured line of credit on June 17, 2002. The amendment allows for the relaxation of certain financial covenants through the maturity date, with a step-up in certain financial covenants. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with added tiers to reflect the higher permitted leverage. The lenders' commitments under the line of credit were $615 million at June 30, 2002. No amount was outstanding under the facility at June 30, 2002.

        In addition to the financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments; limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At June 30 2002, we were in compliance with all of the line of credit covenants.

         Our publicly traded senior term notes require us to satisfy an interest coverage test in order to incur additional indebtedness, except under our line of credit; to pay distributions in excess of the minimum amount required for FelCor to meet its REIT qualification test; or to repurchase stock. As of the date of this filing, we have satisfied this minimum interest coverage requirement.

        Unless our business continues to gradually improve, we may be unable to satisfy all of the covenant requirements. In such an event, we may need to obtain further amendments from our lenders under the line of credit in order to borrow under the facility. We are not certain whether, to what extent, or upon what terms the lenders may be willing to further amend the covenants. Further amendments to our line of credit, if any, may result in additional restrictions on us and may adversely affect our ability to run our business and financial affairs.

         Failure to satisfy one or more of the financial or other covenants under our line of credit would constitute an event of default, notwithstanding our ability to meet our debt service obligations. Other events of default under our line of credit include, without limitation, a default in the payment of other indebtedness of $10 million or more, bankruptcy and a change of control.

         Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those in the line of credit. Most of our mortgage debt is nonrecourse to us and contains provisions allowing for the substitution of collateral upon the satisfaction of certain conditions. Most of the mortgage debt is prepayable; subject, however, to various prepayment penalties, yield maintenance, or defeasance obligations.

         For the third quarter of 2002, we currently anticipates our portfolio RevPAR will be 1% to 5% above the comparable period of the prior year. FFO is expected to be within the range of $33 million to $40 million, and EBITDA is expected to be within the range of $81 million to $88 million for the same period.

         We estimate our full year 2002 hotel portfolio RevPAR will be between 3.5% and 5.5% below 2001. Our FFO for the full year 2002 is currently anticipated to be within the range of $133 million to $150 million and EBITDA to be within the range of $81 to $88 million. We currently anticipate 2002 capital expenditures will be from $55 to $65 million. For the six months ended June 30, 2002, capital expenditures totaled $20 million.

         In the event that RevPAR declines, compared to the prior year, are greater than anticipated in the preparation of this guidance, or operating margins are lower than anticipated, we may not meet our forecast for the remainder of the year. RevPAR results for July 2002 were 7% below the same period in 2001.

         Our decision to pay a quarterly distribution will be determined each quarter based upon the operating results of that quarter, economic conditions, and other factors. For both the three months ended March 31, 2002, and the three months ended June 30, 2002, we paid a distributions of $0.15 per unit, $0.4875 per share on our $1.95 Series A Cumulative Convertible Preferred Units and $0.5625 per depositary share evidencing our 9% Series B Cumulative Redeemable Preferred Units.

         On June 30, 2002, we did not have any amount outstanding on our line of credit. We also maintain flexibility in working with our lenders, as a result of our $152 million of cash and cash equivalents on hand, $2.4 billion of unencumbered assets, and a breakeven portfolio hotel occupancy, after debt service and preferred equity distributions, of approximately 50%. The $615 million of capacity under our line of credit is expected to remain available to take advantage of opportunities that may present themselves as the industry begins to recover in late 2002 and 2003.

         We may incur indebtedness to make property acquisitions or to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from our investments are insufficient for such purposes.

         At June 30, 2002, we had $152 million of cash and cash equivalents. Certain significant credit and debt statistics at June 30, 2002, are as follows:

    o    Interest coverage ratio of 1.9x for the six month period ended June 30,
         2002

    o    Borrowing capacity of $615 million under our line of credit

    o    Consolidated debt equal to 38.3% of our investment in hotels, at cost

    o    Fixed interest rate debt equal to 91% of our total debt

    o Weighted average maturity of debt of approximately 6.5 years and a weighted average interest cost of 8.3%

    o    Mortgage debt to total assets of 17%

    o    Scheduled debt repayments of $6 million during the remainder of 2002

    o    Scheduled debt repayments of $35 million in 2003

    o    Scheduled debt repayments of $189 million in 2004

         We spent approximately $19.8 million on upgrading and renovating our consolidated hotels and approximately $5.6 million on upgrading and renovating the hotels owned by our unconsolidated entities during the six months ended June 30, 2002. Notwithstanding the current significant economic downturn, we believe that our hotels will continue to benefit from our extensive capital expenditure programs in previous years. We currently anticipate 2002 capital expenditures of between $55 and $65 million, depending upon the pace of the anticipated economic recovery.

Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 2002 approximately 91% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at June 30, 2002, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2002. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at June 30, 2002, at then current market interest rates.

                             EXPECTED MATURITY DATE
                             (DOLLARS IN THOUSANDS)

                                       2002      2003      2004        2005     2006     THEREAFTER     TOTAL        FAIR VALUE
                                      ------   -------   --------    -------   -------   ----------   ----------     ----------
LIABILITIES
Debt:
   Fixed rate .....................   $6,289   $34,904   $189,228    $42,636   $14,216   $1,601,946   $1,889,219     $1,713,780
      Average interest rate .......     7.88%     7.43%      7.42%      7.48%     8.04%        8.66%        8.48%
   Floating rate ..................                                                      $      650   $      650            650
      Average interest rate (a) ...                                                            7.74%        7.74%
Discount accretion ................                                                                   $   (7,194)
Total debt ........................    6,289    34,904    189,228     42,636    14,216    1,602,596   $1,882,675
     Average interest rate ........     7.88%     7.43%      7.42%      7.48%     8.04%        8.66%        8.48%

Interest rate swaps:
   Fixed to floating ..............                       175,000                                     $  175,000     $    1,472
     Average pay rate .............                          5.04%                                          5.59%
     Average receive rate .........                          7.38%                                          7.38%

    (a) The average floating rate of interest represents the projected forward rate at June 30, 2002.

         Swap agreements, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to the interest rate swap agreements range from A- to AA.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

                          PART II. -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 4, 2002, the Company issued 10,258 units of its 9% Series B Cumulative Redeemable Preferred Units to FelCor in exchange for the net proceeds from the issuance of a like number of FelCor's 9% Series B Cumulative Redeemable Preferred Stock. The units issued were not registered under the 1933 Act in reliance upon certain exemptions from the registration requirements thereof, including the exemption provided by Section 4(2) of that act.

ITEM 5. OTHER INFORMATION.

         For information relating to certain other transactions by the Company through June 30, 2002, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:     None

         (b) Reports on Form 8-K:

             A current report on Form 8-K dated June 17, 2002, was filed by the Company on July 1, 2002. This filing, under Item 5, disclosed the execution of the Company's Second Amendment to the Seventh Amended and Restated Credit Agreement on June 17, 2002. The amendment was filed as an exhibit to the 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August [     ], 2002

                                        FELCOR LODGING LIMITED PARTNERSHIP
                                        A Delaware Limited Partnership

                                        By  FelCor Lodging Trust Incorporated
                                            Its General Partner



                                        By:          Richard J. O'Brien
                                            ------------------------------------
                                                     Richard J. O'Brien
                                                Executive Vice President and
                                                  Chief Financial Officer



                                        By:           Lester C. Johnson
                                            ------------------------------------
                                                      Lester C. Johnson
                                                  Senior Vice President and
                                                  Chief Accounting Officer