Form 10-Q
period 2002-09-30
FELCOR LODGING L P
filed 2002-11-14
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                    ---------

                                                                                                                 Page
                                                                                                                 ----
                                              PART I. -- FINANCIAL INFORMATION

Item 1.        Financial Statements...........................................................................     3
                  Consolidated Balance Sheets - September 30, 2002 (Unaudited)
                       and December 31, 2001..................................................................     3
                  Consolidated Statements of Operations - For the Three and Nine Months
                       Ended September 30, 2002 and 2001 (unaudited)..........................................     4
                  Consolidated Statements of Comprehensive Loss - For the Three and Nine Months
                       Ended September 30, 2002 and 2001 (unaudited) .........................................     5
                  Consolidated Statements of Cash Flows -- For the Nine Months
                       Ended September 30, 2002 and 2001 (unaudited)..........................................     6
                  Notes to Consolidated Financial Statements..................................................     7
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...
                  General.....................................................................................    23
                  Financial Comparison........................................................................    23
                  Results of Operations.......................................................................    23
                  Liquidity and Capital Resources.............................................................    34
                  Inflation...................................................................................    37
                  Seasonality.................................................................................    37
                  Disclosure Regarding Forward Looking Statements.............................................    37
Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....................................    37
Item 4.        Controls and Procedures..........................................................................  37

                                                PART II. - OTHER INFORMATION

Item 5.        Other Information..............................................................................    38
Item 6.        Exhibits and Reports on Form 8-K...............................................................    38

SIGNATURE...................................................................................................      39
Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002..........................................    40

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            2002              2001
                                                                                        -------------      -----------
                                                                                         (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $744,017
   at September 30, 2002 and $630,962 at December 31, 2001 .........................     $ 3,619,577      $ 3,662,680
Investment in unconsolidated entities ..............................................         154,961          151,047
Hotels held for sale ...............................................................          20,192           38,937
Cash and cash equivalents ..........................................................          93,364          128,742
Accounts receivable ................................................................          62,739           55,868
Deferred expenses, net of accumulated amortization of $14,682
   at September 30, 2002 and $10,672 at December 31, 2001 ..........................          28,213           31,249
Other assets .......................................................................          25,508           20,406
                                                                                         -----------      -----------

         Total assets ..............................................................     $ 4,004,554      $ 4,088,929
                                                                                         ===========      ===========

                                LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $6,907 at September 30, 2002 and
   $7,768 at December 31, 2001 .....................................................     $ 1,880,240      $ 1,938,408
Distributions payable ..............................................................          14,763            8,172
Accrued expenses and other liabilities .............................................         167,671          173,496
Minority interest in other partnerships ............................................          48,262           49,559
                                                                                         -----------      -----------

         Total liabilities .........................................................       2,110,936        2,169,635
                                                                                         -----------      -----------

Commitments and contingencies

Redeemable units at redemption value, 9,003 and 9,005 units issued and
      outstanding at September 30, 2002 and December 31, 2001, respectively ........         115,506          150,479
                                                                                         -----------      -----------

Preferred units, $.01 par value, 20,000 units authorized:
   Series A Cumulative Preferred Units, 5,980 and 5,981 units issued and
      outstanding at September 30, 2002 and December 31, 2001, respectively ........         149,512          149,515
   Series B Redeemable Preferred Units, 68 and 58 units issued and
      outstanding at September 30, 2002 and December 31, 2001, respectively ........         169,395          143,750
Common units, 54,208 and 54,098 units issued and outstanding at
   September 30, 2002 and December 31, 2001, respectively ..........................       1,459,503        1,475,926
Accumulated other comprehensive loss ...............................................            (298)            (376)
                                                                                         -----------      -----------

         Total partners' capital ...................................................       1,778,112        1,768,815
                                                                                         -----------      -----------

         Total liabilities, redeemable units and partners' capital .................     $ 4,004,554      $ 4,088,929
                                                                                         ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ----------------------------    ----------------------------
                                                              2002            2001             2002           2001
                                                           ------------    ------------    ------------    ------------
Revenues:
   Hotel operating revenue:
     Room ..............................................   $    265,758    $    271,419    $    800,349    $    636,762
     Food and beverage .................................         47,624          47,508         154,704         100,658
     Other operating departments .......................         17,847          18,259          51,614          43,049
   Percentage lease revenue ............................                                                        115,137
   Retail space rental and other revenue ...............            353             573           1,451           2,455
                                                           ------------    ------------    ------------    ------------
   Total revenues ......................................        331,582         337,759       1,008,118         898,061
                                                           ------------    ------------    ------------    ------------

Expenses:
   Hotel operating expenses:
     Room ..............................................         69,217          70,832         200,564         154,236
     Food and beverage .................................         39,731          40,725         121,860          79,866
     Other operating departments .......................          8,505           8,348          23,737          19,270
   Other property operating costs ......................         92,553          92,989         272,261         203,998
   Management and franchise fees .......................         17,125          17,672          50,861          40,917
   Taxes, insurance and lease expense ..................         33,082          31,438         101,442         107,898
   Corporate expenses ..................................          2,577           2,937          10,293           9,309
   Depreciation ........................................         37,770          39,273         114,592         118,786
   Abandoned project costs .............................          1,663                           1,663
   Lease termination costs .............................                            378                          36,604
   Merger termination costs ............................                         19,919                          19,919
                                                           ------------    ------------    ------------    ------------
   Total operating expenses ............................        302,223         324,511         897,273         790,803
                                                           ------------    ------------    ------------    ------------

Operating income .......................................         29,359          13,248         110,845         107,258

Interest expense, net:
   Recurring financing .................................         40,794          39,803         123,545         118,338
   Merger related financing ............................                          4,126                           5,212
Swap termination expense ...............................                                                          4,824
Loss on early extinguishment of debt ...................                          1,045                           1,270
                                                           ------------    ------------    ------------    ------------
Loss before equity in income from
   unconsolidated entities, minority interests and
   gain on sale of assets ..............................        (11,435)        (31,726)        (12,700)        (22,386)
   Equity in income from unconsolidated entities .......          1,230             722           3,816           7,050
   Minority interests ..................................            780            (650)           (761)         (2,932)
   Gain on sale of assets ..............................                            462           6,061           3,417
                                                           ------------    ------------    ------------    ------------
Net loss ...............................................         (9,425)        (31,192)         (3,584)        (14,851)
   Preferred distributions .............................         (6,727)         (6,150)        (19,565)        (18,450)
                                                           ------------    ------------    ------------    ------------
Net loss applicable to unitholders .....................   $    (16,152)   $    (37,342)   $    (23,149)   $    (33,301)
                                                           ============    ============    ============    ============

Per unit data:
Basic and diluted:
   Net loss applicable to unitholders ..................   $      (0.26)   $      (0.60)   $      (0.38)   $      (0.54)
                                                           ============    ============    ============    ============
   Weighted average units outstanding ..................         61,732          61,648          61,728          61,637

Cash distributions declared on common units ............   $       0.15    $       0.55    $       0.45    $       1.65
                                                           ============    ============    ============    ============

              The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)


                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ----------------------------    ----------------------------
                                                                       2002           2001            2002            2001
                                                                  ------------    ------------    ------------    ------------
Net loss ......................................................   $     (9,425)   $    (31,192)   $     (3,584)   $    (14,851)
Cumulative transition adjustment from interest rate swaps .....                                                            248
Unrealized holding losses from interest rate swaps ............                         (1,272)                         (7,243)
Realized loss on terminated interest rate swap agreements .....                                                          4,824
Foreign currency translation adjustment .......................          2,762             (82)             78             (82)
                                                                  ------------    ------------    ------------    ------------
     Comprehensive loss .......................................   $     (6,663)   $    (32,546)   $     (3,506)   $    (17,104)
                                                                  ============    ============    ============    ============





              The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                           2002            2001
                                                                                      ------------    ------------
Cash flows from operating activities:
          Net loss ................................................................   $     (3,584)   $    (14,851)
          Adjustments to reconcile net loss to net cash provided by
              operating activities:
                    Depreciation ..................................................        114,592         118,786
                    Gain on sale of assets ........................................         (6,061)         (3,417)
                    Amortization of deferred financing fees .......................          4,010           3,997
                    Accretion of debt, net of discount ............................            307             (50)
                    Amortization of unearned compensation .........................          1,561           1,439
                    Equity in income from unconsolidated entities .................         (3,816)         (7,050)
                    Loss on debt extinguishment ...................................                          1,270
                    Lease termination costs .......................................                         36,304
                    Minority interests ............................................            761           2,932
              Changes in assets and liabilities:
                    Accounts receivable ...........................................         (6,271)         (8,955)
                    Deferred expenses .............................................           (974)         (9,122)
                    Other assets ..................................................         (6,578)         (1,838)
                    Accrued expenses and other liabilities ........................         (2,921)         17,548
                                                                                      ------------    ------------
                              Net cash flow provided by operating activities ......         91,026         136,993
                                                                                      ------------    ------------

Cash flows (used in) provided by investing activities:
          Acquisition of hotels ...................................................        (49,778)
          Improvements and additions to hotels ....................................        (34,953)        (48,103)
          Proceeds from sale of assets ............................................         29,001          59,073
          Operating cash received in acquisition of lessee ........................                         29,731
          Cash distributions from unconsolidated entities .........................          7,806           7,024
                                                                                      ------------    ------------
                              Net cash flow (used in) provided by investing
                                 activities .......................................        (47,924)         47,725
                                                                                      ------------    ------------


Cash flows (used in) provided by financing activities:
          Restricted cash .........................................................                       (318,903)
          Proceeds from borrowings ................................................                        937,155
          Repayment of borrowings .................................................        (59,255)       (631,705)
          Net proceeds from sale of preferred units ...............................         23,921
          Redemption of units .....................................................           (113)         (3,368)
          Distributions paid to other partnership minority interests ..............         (2,058)         (3,963)
          Distributions paid to preferred unitholders .............................        (19,181)        (18,450)
          Distributions paid to common unitholders ................................        (21,768)       (101,936)
                                                                                      ------------    ------------
                              Net cash flow used in financing activities ..........        (78,454)       (141,170)
                                                                                      ------------    ------------

Effect of exchange rate changes on cash ...........................................            (26)
Net change in cash and cash equivalents ...........................................        (35,378)         43,548
Cash and cash equivalents at beginning of periods .................................        128,742          26,060
                                                                                      ------------    ------------
Cash and cash equivalents at end of periods .......................................   $     93,364    $     69,608
                                                                                      ============    ============

Supplemental cash flow information --
          Interest paid ...........................................................   $    123,243    $    118,409
                                                                                      ============    ============

              The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         FelCor Lodging Limited Partnership and its subsidiaries (the "Company") had ownership interest in 183 hotels at September 30, 2002, with nearly 50,000 rooms and suites. The general partner of the Company is FelCor Lodging Trust Incorporated ("FelCor"), a Maryland corporation, one of the nation's largest hotel real estate investment trusts, or REITs. At September 30, 2002, FelCor owned a greater than 85% partnership interest in the Company. At September 30, 2002, the Company owned a 100% interest in 145 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and a 50% interest in separate unconsolidated entities that own 29 hotels. Six of the Company's hotels were designated as held for sale at September 30, 2002.

         On January 1, 2001, the REIT Modernization Act ("RMA") went into effect. Among other things, the RMA permits a REIT to form taxable subsidiaries ("TRS") that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, the Company completed transactions that resulted in its newly formed TRSs acquiring leases for 96 hotels that were leased to either DJONT Operations, L.L.C. and its consolidated subsidiaries (collectively, "DJONT") or subsidiaries of Six Continents Hotels. Effective July 1, 2001, the Company acquired the remaining 88 hotel leases held by Six Continents Hotels. By acquiring these leases through its TRSs, the Company acquired the economic benefits and risks of the operation of these hotels and began reporting hotel revenues and expenses rather than percentage lease revenues.

         The following table provides a schedule of the Company's hotels, by brand, at September 30, 2002:


              BRAND
              Hilton Hotels Corporation ("Hilton") brands:
                   Embassy Suites Hotels(R)..............................................      59
                   Doubletree(R) and Doubletree Guest Suites(R)..........................      12
                   Hampton Inn(R)........................................................       7
                   Hilton Suites(R)......................................................       1
                   Homewood Suites(R)....................................................       1
              Six Continents Hotels brands:
                   Holiday Inn(R)........................................................      44
                   Crowne Plaza(R) and Crowne Plaza Suites(R)............................      18
                   Holiday Inn Select(R).................................................      10
                   Holiday Inn Express(R)................................................       4
              Starwood Hotels & Resorts Worldwide Inc. ("Starwood") brands:
                   Sheraton(R) and Sheraton Suites(R)....................................      10
                   Westin(R).............................................................       1
              Other brands...............................................................      16
                                                                                             ----
              Total hotels...............................................................     183
                                                                                             ====

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION -- (CONTINUED)

         At September 30, 2002, the Company's hotels were located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 52.1% of the Company's hotel room revenues for the nine months ended September 30, 2002, were generated from hotels in these four states.

         At September 30, 2002, of the Company's 183 hotels, (i) subsidiaries of Six Continents Hotels managed 83, (ii) subsidiaries of Hilton managed 72, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation ("IHC") managed 10, and (v) three independent management companies managed seven.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or stockholders' equity.

         The financial information for the three and nine months ended September 30, 2002 and 2001, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2002 and 2001 include adjustments made to management's estimates which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K ("Form 10-K"). Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes additional criteria to determine when a long-lived asset is held for sale and establishes a new recoverability test for long-lived assets to be held for investment. It also broadens the definition of "discontinued operations" to include the sale of individual properties. The provisions of the new standard are generally to be applied prospectively and assets designated as held for sale prior to January 1, 2002, are not subject to this standard. During the nine months ended September 30, 2002, the Company was not required to record any impairment under the new standard. In addition, the Company does not have any discontinued operations for the nine months ended September 30, 2002, as no additional hotels were designated as held for sale during the period. At December 31, 2002, the Company will determine if the six remaining hotels classified as held for sale under the previous accounting standard continue to meet the held for sale criteria under SFAS 144. If the SFAS 144 held for sale criteria is not met, the Company will resume the depreciation of these hotels at approximately $250,000 per quarter. If the SFAS 144 held for sale criteria is met, the operations of these hotels will be reported as discontinued for all years presented.

         During the nine months ended September 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishments of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied beginning in fiscal years beginning after May 15, 2002, and encourages early application of SFAS 145 related to the rescission of SFAS 4. The Company had $1 million and $1.3 million in losses from extinguishment of debt in the three and nine months ended September 30, 2001, respectively, which were reclassified to be included in income before equity in income of unconsolidated entities, minority interests and gain on sale of assets in the accompanying financial statements to conform to SFAS 145.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

         During the nine months ended September 30, 2002, the Company adopted the provisions of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The adoption of SFAS 142 did not have a material effect on the Company's financial statements.

         In July 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes
(1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company does not currently expect its adoption of SFAS 146 to have a material impact on its financial position or results of operations.

         Beginning in the first quarter of 2003, FelCor plans to implement the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In 2001, the additional stock compensation expense that would have been recorded under these provisions was approximately $272,000.

3.       ACQUISITION OF HOTELS

         On July 12, 2002, the Company acquired the 208-suite SouthPark Suite Hotel in Charlotte, North Carolina for $14.5 million. This hotel was converted to a Doubletree Guest Suites in October 2002. The Company entered into a 15-year management agreement with Hilton for the hotel concurrent with the acquisition closing. The Company utilized excess cash on hand to acquire this hotel.

         On July 19, 2002, the Company acquired the 385-room Wyndham(R) resort and the Arcadian Shores Golf Club in Myrtle Beach, South Carolina. This hotel will be converted to a Hilton hotel in the second quarter of 2003. This hotel, adjacent land and a leasehold interest in the golf course were purchased for $35.3 million. The Company entered into a 15-year management agreement with Hilton for the hotel concurrent with the acquisition closing. The Company utilized excess cash on hand to acquire this hotel.

4.       ACQUISITION OF HOTEL LEASES

         As a result of the passage of the RMA, effective January 1, 2001, the Company acquired 100% of DJONT, which owned leases on 85 of our hotels, and contributed it to a TRS. In consideration, the Company issued 416,667 of its units, then valued at approximately $10 million, and assumed DJONT's accumulated stockholders' deficit of $25 million, which was expensed as lease termination cost in 2001.

         On January 1, 2001, the Company also acquired from Six Continents Hotels the leases covering 11 hotels, terminated one additional lease in connection with the sale of the related hotel and terminated the 12 related management agreements in exchange for 413,585 shares of FelCor common stock then valued at approximately $10 million. Of this $10 million in consideration, $8 million was expensed in 2000, in connection with the designation of certain of these hotels as held for sale. The remaining $2 million was expensed as lease termination cost in 2001 as a result of the acquisition of the leases. Of the 11 hotels, two have been sold, eight have been contributed to a joint venture with IHC, and one will be retained.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       ACQUISITION OF HOTEL LEASES - (CONTINUED)

         The Company purchased certain assets and assumed certain liabilities in connection with the acquisition of the leases on these 96 hotels. The fair values of the acquired assets and liabilities at January 1, 2001, and the related lease termination costs for the nine months ended September 30, 2001, are as follows (in thousands):


Cash and cash equivalents ............................   $     25,300
Accounts receivable ..................................         30,214
Other assets .........................................         17,318
                                                         ------------
Total assets acquired ................................         72,832
                                                         ------------

Accounts payable .....................................         18,656
Due to the Company ...................................         30,687
Accrued expenses and other liabilities ...............         40,072
                                                         ------------
Total liabilities assumed ............................         89,415
                                                         ------------

Liabilities assumed in excess of assets acquired .....         16,583
Value of FelCor common stock and units issued ........         19,721
                                                         ------------
     Lease termination costs .........................   $     36,304
                                                         ============

5.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company owned 50% interests in joint venture entities that owned 29 hotels at September 30, 2002, and 24 hotels at September 30, 2001. The Company also owned a 50% interest in entities that own an undeveloped parcel of land, provide condominium management services, develops condominiums in Myrtle Beach, South Carolina, and leases thirteen hotels. The Company accounts for its investments in these unconsolidated entities under the equity method.

         Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                 SEPTEMBER 30,  DECEMBER 31,
                                     2002          2001
                                 -------------  ------------
                                  (UNAUDITED)
Balance sheet information:
     Investment in hotels ....   $    382,425   $    365,802
     Total assets ............   $    412,118   $    392,387
     Debt ....................   $    274,346   $    266,238
     Total liabilities .......   $    280,529   $    276,355
     Equity ..................   $    131,589   $    116,032

         Debt of the Company's unconsolidated entities at September 30, 2002, consisted of $267.4 million of non-recourse mortgage debt. It also included $3.6 million of mortgage debt guaranteed by the Company and $3.3 million of mortgage debt guaranteed by its joint venture partner. The debt guaranteed by the Company consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million of which approximately $6.6 million was outstanding as of September 30, 2002. The Company's guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and receives a certificate of occupancy, which the Company expects to occur in mid to late 2004. The Company's guarantee is a payment guarantee and will trigger in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005 and bears interest at LIBOR plus 200 basis points.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       INVESTMENT IN UNCONSOLIDATED ENTITIES - (CONTINUED)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                                    (UNAUDITED)                   (UNAUDITED)
                                                              2002            2001           2002           2001
                                                          ------------    ------------    ------------    ------------
Statements of operations information:
     Total revenues ...................................   $     23,564    $     22,313    $     64,566    $     66,796
     Net income .......................................   $      2,993    $      1,774    $      8,478    $     15,839

     Net income attributable to the Company ...........   $      1,497    $        887    $      4,239    $      7,919
     Preferred return .................................            487             370           1,219             737
     Depreciation of cost in excess of book value .....           (754)           (535)         (1,642)         (1,606)
                                                          ------------    ------------    ------------    ------------
     Equity in income from unconsolidated entities ....   $      1,230    $        722    $      3,816    $      7,050
                                                          ============    ============    ============    ============

6.       HOTELS HELD FOR SALE

         In 2000, the Company identified 25 hotels that it considered non-strategic and announced its intention to sell such hotels. In connection with the decision to sell these hotels, in June 2000 the Company recorded an expense of $63 million representing the difference between the net book value and the then estimated fair market value of these hotels. In 2001, the Company recognized an additional $7 million expense to reflect the deterioration of the market value of the then remaining 13 hotels held for sale. At September 30, 2002 and 2001, the Company had six and 16 hotels designated as held for sale, respectively. The Company continues to market the remaining six hotels held for sale. The Company regularly reviews the carrying value of the remaining hotels held for sale to ensure that they are recorded at the lower of depreciated book value at June 30, 2000, or expected net sales proceeds. No depreciation expense has been recorded on these hotels since June 30, 2000.

         For the three and nine months ended September 30, 2002, the revenues, less associated expenses, for hotels held for sale were approximately $1.7 million and $3.9 million, respectively. For the three and nine months ended September 30, 2001, the revenues less associated expenses, for hotels held for sale, were approximately $1.6 million and $8.6 million.

         In August 2002, the Company sold five of the hotels held for sale, located in Kansas, to a joint venture in which the Company retains a 50% equity interest and an independent hotel company holds the other 50% equity interest. The Company received net cash proceeds of approximately $4.4 million and retained a $1.4 million common equity interest and a $6.3 million preferred equity interest. Also in August 2002, the Company sold its 71-room Holiday Inn Express hotel in Colby, Kansas, receiving net proceeds of $1.7 million. No gain or loss was recorded in connection with these transactions as the proceeds received approximated the book value of the properties.

         The Company closed on the sale of its 183-room Doubletree Guest Suites hotel in Boca Raton, Florida, on April 26, 2002, and received net sales proceeds of $6.5 million. A net gain of approximately $773,000 was recorded on the sale.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       DEBT

         Debt at September 30, 2002, and December 31, 2001, consisted of the following (in thousands):

                                                                                                DEBT OUTSTANDING
                                                        SEPTEMBER 30,                      --------------------------
                                                           2002                            SEPTEMBER     DECEMBER 31,
                                      COLLATERAL (a)   INTEREST RATE    MATURITY DATE         2002           2001
                                      --------------   -------------    -------------      ---------     ------------
                                                                                          (UNAUDITED)
  FLOATING RATE DEBT:

  Line of credit                      None                              October 2004                      $   49,674
  Publicly-traded term                None                  5.00%(b)    October 2004      $  174,729         174,633
  notes-swapped
  Promissory note                     None                  3.79        June 2016                650             650
                                                            ----                          ----------      ----------
  Total floating rate debt                                  4.99                             175,379         224,957
                                                            ----                          ----------      ----------

  FIXED RATE DEBT:
  Publicly-traded term notes          None                  7.63        October 2007         124,493         124,419
  Publicly-traded term notes          None                  9.50        September 2008       596,027         595,525
  Publicly-traded term notes          None                  8.50        June 2011            297,844         297,655
  Mortgage debt                       15 hotels             7.24        November 2007        135,464         137,541
  Mortgage debt                       7 hotels              7.54        April 2009            94,727          95,997
  Mortgage debt                       6 hotels              7.55        June 2009             71,264          72,209
  Mortgage debt                       7 hotels              8.73        May 2010             140,816         142,254
  Mortgage debt                       8 hotels              8.70        May 2010             181,158         182,802
  Other                               6 hotels              6.96        2002 - 2005           63,068          65,049
                                                            ----                          ----------      ----------
  Total fixed rate debt                                     8.60                           1,704,861       1,713,451
                                                            ----                          ----------      ----------
  Total debt                                                8.26%                         $1,880,240      $1,938,408
                                                            ====                          ==========      ==========

         (a) At September 30, 2002, the Company had unencumbered investments in hotels with a net book value totaling $2.3 billion.

         (b) At September 30, 2002, and December 31, 2001, the Company's $175 million in publicly-traded notes due October 2004 were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements also have a maturity of October 2004. The differences to be paid or received by the Company under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $2.8 million during the nine months ended September 30, 2002.

         All of the Company's floating rate debt at September 30, 2002, was based upon LIBOR. One month LIBOR at September 30, 2002, was 1.82%.

         Interest expense for the nine months ended September 30, 2002 and 2001, is reported net of interest income of $1.8 million and $2.3 million, respectively, and capitalized interest of $609,000 and $657,000, respectively.

         On June 17, 2002, the Company entered into an amendment of its $615 million unsecured line of credit. The amendment revised certain covenant levels to provide greater financial and operating flexibility. The maturity date on the credit facility remains October 31, 2004, and the Company may extend the facility for up to two additional one-year terms, subject to certain conditions. The interest rate remains on the same floating rate basis with a tiered spread based on the Company's debt leverage ratio. The lenders' commitments under the line of credit remain at $615 million. The Company had no outstanding balance under its line of credit at September 30, 2002.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       DEBT - (CONTINUED)

         In addition to financial covenants, the Company's line of credit includes certain other affirmative and negative covenants, including limitations on total indebtedness, total secured indebtedness, and restricted payments (such as stock repurchases and cash distributions). At September 30, 2002, the Company was in compliance with all of these covenants.

         The Company's publicly traded senior term notes require it to satisfy an interest coverage test in order to incur additional indebtedness, except under its line of credit; to pay dividends in excess of the minimum dividend required for FelCor to meet the REIT qualification test; or to repurchase stock. As of the date of this filing, the Company has satisfied this minimum interest coverage requirement.

         The Company's other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those contained in its line of credit. Its failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our unsecured indebtedness. Most of the Company's mortgage debt is non-recourse to it and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of such mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.

8.       DERIVATIVES

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures, including the use of derivatives. The Company uses interest rate hedges to manage its fixed and floating interest rate position and not to engage in speculation on interest rates. The Company manages interest rate risk based on the varying circumstances of anticipated borrowings, and existing floating and fixed rate debt. It will generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under generally accepted accounting principles, while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

         To manage the relative mix of its debt between fixed and variable rate instruments, at September 30, 2002, the Company had interest rate swap agreements with three financial institutions with a notional value of $175 million. These interest rate swap agreements modify a portion of the interest characteristics of the Company's outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       DERIVATIVES - (CONTINUED)

         The interest rate swap agreements held at September 30, 2002, are designated as fair value hedges, and are marked to market through the income statement, but are offset by the change in fair value of the Company's swapped outstanding fixed rate debt. The estimated unrealized gain on these interest rate swap agreements was approximately $7.6 million at September 30, 2002, and represents the amount the Company would receive upon a termination of the agreements at that date, based on the then current market rates.

9.       PREFERRED UNITS

         On April 4, 2002, FelCor issued 1,025,800 depositary shares, representing 10,258 shares of its 9% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") at $24.37 per depositary share to yield 9.4%. The Series B preferred stock and the corresponding depositary shares may be called by FelCor at $25 per depositary share on or after May 7, 2003, have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities of FelCor. The proceeds from the Series B preferred stock were contributed to the Company in exchange for Series B preferred units. The preference on these units is the same as FelCor's Series B preferred stock. The net proceeds of $23.9 million were used for working capital, and allowed the Company to accelerate discretionary capital expenditures.

10.      INCOME TAXES

         The Company generally leases its hotels to wholly-owned TRSs that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At September 30, 2002, the Company's TRSs had a deferred tax asset of approximately $25 million, prior to any valuation allowance. This deferred tax asset primarily consists of $16 million related to the accumulated losses of the TRSs and $9 million related to accrued employee benefits. Management has provided a 100% valuation allowance against this asset due to the uncertainty of realization and, accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.

11.      ABANDONED PROJECT COSTS

         Included in the three and nine months ended September 30, 2002, was $1.7 million of abandoned project costs related to the Company's pursuit of a large portfolio acquisition, for which the Company was unable to reach mutually acceptable terms with the seller.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      EARNINGS PER UNIT

         The following table sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2002 and 2001 (unaudited, in thousands, except per unit data):

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                                 2002          2001             2002          2001
                                                          ------------    ------------    ------------    ------------
Numerator:
   Net loss ...........................................   $     (9,425)   $    (31,192)   $     (3,584)   $    (14,851)
     Preferred distributions ..........................         (6,727)         (6,150)        (19,565)        (18,450)
                                                          ------------    ------------    ------------    ------------
   Net loss applicable to unitholders .................   $    (16,152)   $    (37,342)   $    (23,149)   $    (33,301)
                                                          ============    ============    ============    ============
Denominator:
   Denominator for basic and diluted earnings
      per unit - weighted average units ...............         61,732          61,648          61,728          61,637
                                                          ------------    ------------    ------------    ------------
Per unit data:
Basic and diluted:
   Net loss applicable to unitholders .................   $      (0.26)   $      (0.60)   $      (0.38)   $      (0.54)
                                                          ============    ============    ============    ============

         Securities that could potentially dilute basic earnings per unit in the future that were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                      ---------------------------   ---------------------------
                                         2002            2001            2002          2001
                                      ------------   ------------   ------------   ------------
FelCor stock options .............                              1             24             21
Restricted units .................             325            347            325            347
Series A preferred units .........           4,636          4,636          4,636          4,636

         Series A preferred distributions that would be excluded from net loss applicable to unitholders, if the Series A preferred units, were dilutive were $2.9 million for the three months ended September 30, 2002 and 2001 and $8.7 million for the nine months ended September 30, 2002 and 2001.

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                               ASSETS


                                                                    SUBSIDIARY    NON-GUARANTOR                         TOTAL
                                                   FELCOR L.P.      GUARANTORS     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                  ------------    ------------   --------------   --------------    --------------
Net investment in hotel properties ............   $    539,889    $  1,561,631   $    1,518,057                     $    3,619,577
Equity investment in consolidated entities ....      2,400,257                                    $   (2,400,257)
Investment in unconsolidated entities .........        132,686          22,275                                             154,961
Assets held for sale ..........................          3,836          16,356                                              20,192
Cash and cash equivalents .....................         41,931          34,312           17,121                             93,364
Accounts receivable ...........................          6,286          55,250            1,203                             62,739
Deferred assets ...............................         23,554             983            3,676                             28,213
Other assets ..................................          4,343          17,374            3,791                             25,508
                                                  ------------    ------------   --------------   --------------    --------------

        Total assets ..........................   $  3,152,782    $  1,708,181   $    1,543,848   $   (2,400,257)   $    4,004,554
                                                  ============    ============   ==============   ==============    ==============

                                                 LIABILITIES AND PARTNERS' CAPITAL

Debt ..........................................   $  1,215,004    $    102,769   $      562,467                     $    1,880,240
Distributions payable .........................         14,763                                                              14,763
Accrued expenses and other liabilities ........         29,299         116,398           21,974                            167,671
Minority interest - other partnerships ........             98                           48,164                             48,262
                                                  ------------    ------------   --------------   --------------    --------------

        Total liabilities .....................      1,259,164         219,167          632,605                          2,110,936

Redeemable units, at redemption value .........        115,506                                                             115,506
                                                  ------------    ------------   --------------   --------------    --------------

Preferred units ...............................        318,907                                                             318,907
Common units ..................................      1,459,205       1,489,312          911,243   $   (2,400,257)        1,459,503
Accumulated other comprehensive loss ..........                           (298)                                               (298)
                                                  ------------    ------------   --------------   --------------    --------------
        Total partners' capital ...............      1,778,112       1,489,014          911,243       (2,400,257)        1,778,112

        Total liabilities, redeemable units
            and partners' capital .............   $  3,152,782    $  1,708,181   $    1,543,848   $   (2,400,257)   $    4,004,554
                                                  ============    ============   ==============   ==============    ==============


                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                            ASSETS

                                                                  SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                   FELCOR L.P.    GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                  ------------   ------------   -------------   ------------    ------------
Net investment in hotel properties ............   $    506,205   $  1,604,132    $  1,552,343                   $  3,662,680
Equity investment in consolidated entities ....      2,442,491                                  $ (2,442,491)
Investment in unconsolidated entities .........        134,804         16,243                                        151,047
Assets held for sale ..........................          3,818         35,119                                         38,937
Cash and cash equivalents .....................         68,463         47,318          12,961                        128,742
Accounts receivable ...........................          6,035         48,794           1,039                         55,868
Deferred assets ...............................         26,098          1,101           4,050                         31,249
Other assets ..................................          1,832         15,285           3,289                         20,406
                                                  ------------   ------------    ------------   ------------    ------------

        Total assets ..........................   $  3,189,746   $  1,767,992    $  1,573,682   $ (2,442,491)   $  4,088,929
                                                  ============   ============    ============   ============    ============

                                              LIABILITIES AND PARTNERS' CAPITAL

Debt ..........................................   $  1,224,441   $    144,106    $    569,861                   $  1,938,408
Distributions payable .........................          8,172                                                         8,172
Accrued expenses and other liabilities ........         37,742        111,146          24,608                        173,496
Minority interest in other partnerships .......             97                         49,462                         49,559
                                                  ------------   ------------    ------------   ------------    ------------

        Total liabilities .....................      1,270,452        255,252         643,931                      2,169,635
                                                  ------------   ------------    ------------   ------------    ------------

Redeemable units, at redemption value .........        150,479                                                       150,479
                                                  ------------   ------------    ------------   ------------    ------------

Preferred units ...............................        293,265                                                       293,265
Common units ..................................      1,475,550      1,513,116         929,751   $ (2,442,491)      1,475,926
Accumulated other comprehensive loss ..........                          (376)                                          (376)
                                                  ------------   ------------    ------------   ------------    ------------
        Total partners' capital ...............      1,768,815      1,512,740         929,751     (2,442,491)      1,768,815

        Total liabilities, redeemable units
           and partners' capital ..............   $  3,189,746   $  1,767,992    $  1,573,682   $ (2,442,491)   $  4,088,929
                                                  ============   ============    ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)


                                                                                   NON-
                                                                 SUBSIDIARY      GUARANTOR                        TOTAL
                                                 FELCOR L.P.     GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------   ------------    ------------
Revenues:
Hotel operating revenue .....................                   $    330,823    $        406                   $    331,229
Percentage lease revenue ....................   $     19,058          49,816          34,477   $   (103,351)
Other revenue ...............................            353                                                            353
                                                ------------    ------------    ------------   ------------    ------------
           Total revenue ....................         19,411         380,639          34,883       (103,351)        331,582
                                                ------------    ------------    ------------   ------------    ------------

Expenses:
Hotel operating expense .....................            282         226,407             442                        227,131
Taxes, insurance and lease expense ..........          1,367         128,741           6,325       (103,351)         33,082
Corporate expenses ..........................            293           1,821             463                          2,577
Depreciation ................................          7,136          16,432          14,202                         37,770
Abandoned project costs .....................          1,663                                                          1,663
                                                ------------    ------------    ------------   ------------    ------------
           Total operating expenses .........         10,741         373,401          21,432       (103,351)        302,223
                                                ------------    ------------    ------------   ------------    ------------

Operating income ............................          8,670           7,238          13,451                         29,359
Interest expense, net .......................         26,429           2,687          11,678                         40,794
                                                ------------    ------------    ------------   ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ....        (17,759)          4,551           1,773                        (11,435)
Equity in income from consolidated
   entities .................................          6,727                                         (6,727)
Equity in income from unconsolidated
   entities .................................          1,607            (377)                                         1,230
Minority interests in other partnerships ....                                            780                            780
Gain on sale of assets ......................
                                                ------------    ------------    ------------   ------------    ------------
Net income (loss) ...........................         (9,425)          4,174           2,553         (6,727)         (9,425)
Preferred distributions .....................         (6,727)                                                        (6,727)
                                                ------------    ------------    ------------   ------------    ------------
Net income (loss) applicable to
   unitholders ..............................   $    (16,152)   $      4,174    $      2,553   $     (6,727)   $    (16,152)
                                                ============    ============    ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                                     NON-
                                                                  SUBSIDIARY       GUARANTOR                          TOTAL
                                                   FELCOR L.P.    GUARANTORS      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  ------------    ------------    ------------    ------------    ------------
Revenues:
Hotel operating revenue .......................                   $    336,635    $        551                    $    337,186
Percentage lease revenue ......................   $     17,643          60,647          39,509    $   (117,799)
Other revenue .................................            573                                                             573
                                                  ------------    ------------    ------------    ------------    ------------
           Total revenue ......................         18,216         397,282          40,060        (117,799)        337,759
                                                  ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expenses ......................                        230,043             523                         230,566
Taxes, insurance and lease expense ............           (278)        143,188           6,327        (117,799)         31,438
Corporate expenses ............................            451           1,604             882                           2,937
Depreciation ..................................          6,801          17,501          14,971                          39,273
Lease termination costs .......................            378                                                             378
Merger termination costs ......................         19,919                                                          19,919
                                                  ------------    ------------    ------------    ------------    ------------
Total operating expenses ......................         27,271         392,336          22,703        (117,799)        324,511
                                                  ------------    ------------    ------------    ------------    ------------

Operating income (loss) .......................         (9,055)          4,946          17,357                          13,248
Interest expense, net .........................         29,875           2,617          11,437                          43,929
Loss on early extinguishment of debt ..........          1,045                                                           1,045
                                                  ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ......        (39,975)          2,329           5,920                         (31,726)
Equity in income from consolidated
   entities ...................................          7,776                                          (7,776)
Equity in income from unconsolidated
   entities ...................................          1,007            (285)                                            722
Minority interests in other partnerships ......                                           (650)                           (650)
Gain on sale of assets ........................                            462                                             462
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) .............................        (31,192)          2,506           5,270          (7,776)        (31,192)
Preferred distributions .......................         (6,150)                                                         (6,150)
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ...   $    (37,342)   $      2,506    $      5,270    $     (7,776)   $    (37,342)
                                                  ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)


                                                                   SUBSIDIARY     NON-GUARANTOR                       TOTAL
                                                    FELCOR L.P.    GUARANTORS      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   ------------    ------------   -------------    ------------    ------------
Revenues:
Hotel operating revenue ........................                   $  1,004,593    $      2,074                    $  1,006,667
Percentage lease revenue .......................   $     55,156         146,516         118,317    $   (319,989)
Other revenue ..................................          1,406                              45                           1,451
                                                   ------------    ------------    ------------    ------------    ------------
           Total revenue .......................         56,562       1,151,109         120,436        (319,989)      1,008,118
                                                   ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expense ........................            282         667,522           1,479                         669,283
Taxes, insurance and lease expense .............          5,146         397,327          18,958        (319,989)        101,442
Corporate expenses .............................          1,222           6,450           2,621                          10,293
Depreciation ...................................         20,424          49,991          44,177                         114,592
Abandoned project costs ........................          1,663                                                           1,663
                                                   ------------    ------------    ------------    ------------    ------------
           Total operating expenses ............         28,737       1,121,290          67,235        (319,989)        897,273
                                                   ------------    ------------    ------------    ------------    ------------

Operating income ...............................         27,825          29,819          53,201                         110,845
Interest expense, net ..........................         80,715           7,835          34,995                         123,545
                                                   ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets .......        (52,890)         21,984          18,206                         (12,700)
Equity in income from consolidated
   entities ....................................         44,642                                         (44,642)
Equity in income from unconsolidated
   entities ....................................          4,664            (848)                                          3,816
Minority interests in other partnerships .......                                           (761)                           (761)
Gain on sale of assets .........................                          5,861             200                           6,061
                                                   ------------    ------------    ------------    ------------    ------------
Net income (loss) ..............................         (3,584)         26,997          17,645         (44,642)         (3,584)
Preferred distributions ........................        (19,565)                                                        (19,565)
                                                   ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ....   $    (23,149)   $     26,997    $     17,645    $    (44,642)   $    (23,149)
                                                   ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                    SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                    FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   ------------    ------------   -------------    ------------    ------------
Revenues:
Hotel operating revenue ........................                   $    778,069    $      2,400                    $    780,469
Percentage lease revenue .......................   $     60,461         182,579         134,318    $   (262,221)        115,137
Other revenue ..................................          2,031             351              73                           2,455
                                                   ------------    ------------    ------------    ------------    ------------
           Total revenue .......................         62,492         960,999         136,791        (262,221)        898,061
                                                   ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expenses .......................                        496,700           1,587                         498,287
Taxes, insurance and lease expense .............          4,937         346,228          18,954        (262,221)        107,898
Corporate expenses .............................          1,358           4,932           3,019                           9,309
Depreciation ...................................         20,397          53,220          45,169                         118,786
Lease termination costs ........................         34,834           1,770                                          36,604
Merger termination costs .......................         19,919                                                          19,919
                                                   ------------    ------------    ------------    ------------    ------------
           Total operating expenses ............         81,445         902,850          68,729        (262,221)        796,803
                                                   ------------    ------------    ------------    ------------    ------------

Operating income (loss) ........................        (18,953)         58,149          68,062                         107,258
Interest expense, net ..........................         78,218           8,310          37,022                         123,550
Loss on early extinguishment of debt ...........          1,270                             225            (225)          1,270
Swap termination expense .......................          4,824                                                           4,824
                                                   ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets .......       (103,265)         49,839          30,815             225          (22,386)
Equity in income from consolidated
   entities ....................................         80,639                                         (80,639)
Equity in income from unconsolidated
   entities ....................................          7,365            (315)                                          7,050
Minority interests in other partnerships .......           (235)                         (2,697)                         (2,932)
Gain on sale of assets .........................            645             462           2,310                           3,417
                                                   ------------    ------------    ------------    ------------    ------------
Net income (loss) ..............................        (14,851)         49,986          30,428         (80,414)        (14,851)
Preferred distributions ........................        (18,450)                                                        (18,450)
                                                   ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ....   $    (33,301)   $     49,986    $     30,428    $    (80,414)   $    (33,301)
                                                   ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                          SUBSIDIARY       NON-GUARANTOR       TOTAL
                                                         FELCOR L.P.      GUARANTORS       SUBSIDIARIES     CONSOLIDATED
                                                         ------------     ------------     -------------    ------------
Cash flows from operating activities ................    $    (43,269)    $     72,094     $     62,201     $     91,026
Cash flows from (used in) investing activities ......         (51,847)          (5,617)           9,540          (47,924)
Cash flows from (used in) financing activities ......          68,584          (79,457)         (67,581)         (78,454)
Effect of exchange rates changes on cash ............                              (26)                              (26)
                                                         ------------     ------------     ------------     ------------
Change in cash and cash equivalents .................         (26,532)         (13,006)           4,160          (35,378)
Cash and cash equivalents at beginning of period ....          68,463           47,318           12,961          128,742
                                                         ------------     ------------     ------------     ------------
Cash and equivalents at end of period ...............    $     41,931     $     34,312     $     17,121     $     93,364
                                                         ============     ============     ============     ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                         SUBSIDIARY      NON-GUARANTOR         TOTAL
                                                         FELCOR L.P.     GUARANTORS       SUBSIDIARIES     CONSOLIDATED
                                                        ------------     ------------    -------------     ------------
Cash flows from operating activities ...............    $    (44,745)    $    104,828     $     76,910     $    136,993
Cash flows from (used in) investing activities .....          44,870           15,915          (13,060)          47,725
Cash flows from (used in) financing activities .....          18,936          (91,148)         (68,958)        (141,170)
                                                        ------------     ------------     ------------     ------------
Change in cash and cash equivalents ................          19,061           29,595           (5,108)          43,548
Cash and cash equivalents at beginning of period ...           5,113            3,032           17,915           26,060
                                                        ------------     ------------     ------------     ------------
Cash and equivalents at end of period ..............    $     24,174     $     32,627     $     12,807     $     69,608
                                                        ============     ============     ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to us and the definition of certain capitalized terms used herein, reference is made to Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

         Total revenues decreased $6.2 million and $131.9 million for the three months and nine months ended September 30, 2002, when compared to the same periods in the prior year on a pro forma basis, assuming acquisition of all hotel leases on January 1, 2001. Our results of operations for the three and nine months ended September are significantly affected by decreases in our hotel portfolio's Revenue Per Available Room ("RevPAR") compared to the same periods in the prior year. RevPAR was below that of the prior year by 2.5% for the three months ended September 30, 2002 and 10.9% for the nine months ended September 30, 2002. However, our hotel occupancies have continued to gradually improve during 2002, with the third quarter of 2002 being the first time since the third quarter of 2000 that hotel occupancies increased compared to the prior year.

FINANCIAL COMPARISON (IN MILLIONS, EXCEPT REVPAR AND PERCENTAGE CHANGE)

                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                                    ------------------------------------     ------------------------------------
                                                       2002        2001         % CHANGE       2002         2001        % CHANGE
                                                    ---------    ---------     ---------     ---------    ---------     ---------
RevPAR ..........................................   $   60.90    $   62.45          (2.5)%   $   62.11    $   69.71         (10.9)%
Funds From Operations ("FFO")(1) ................   $    29.2    $    33.1         (11.8)%   $   104.2    $   169.8         (38.6)%
Earnings Before Interest, Taxes,
Depreciation and Amortization ("EBITDA")(1) .....   $    77.1    $    80.1          (3.7)%   $   248.9    $   308.8         (19.4)%
Net loss(2) .....................................   $    (9.4)   $   (31.2)         69.9%    $    (3.6)   $   (14.9)         75.8%

----------

(1) For a discussion of the computation of FFO and EBITDA, see "Results of Operations - Funds From Operations and EBITDA."

(2) Net loss for the three months ended September 30, 2001, includes $24 million of merger termination and merger related financing costs. Net loss for the nine months ended September 30, 2001, includes $25 million of merger termination and merger related financing costs and $37 million of lease termination costs.

RESULTS OF OPERATIONS

     Comparison of the Three Months Ended September 30, 2002 and 2001

         Total revenue decreased $6.2 million for the three months ended September 30, 2002, over the same period in 2001. The principal component of this decrease was a decrease in room revenue of $5.7 million. The principal industry measurement of hotel room revenue is RevPAR. The Company's hotel portfolio RevPAR for the three months ended September 30, 2002, was 2.5% below that of the same period in 2001. The decrease in RevPAR was comprised of a 4.6% decrease in average daily rate ("ADR"), partially offset by a 2.2% increase in hotel occupancy. Our hotel occupancies for the quarter were 64.6%, but weak economic conditions continue to depress ADR. The remaining decrease in revenue primarily relates to our disposition of hotels.

         Total operating expenses decreased $22.3 million for the three months ended September 30, 2002, over the same three month period in 2001. This decrease was principally due to merger termination costs of $19.9 million that were expensed in 2001.

         For the quarter, hotel operating expenses, as a percentage of hotel operating revenues remained essentially constant, compared to the same period in 2001. Other property operating costs, as a percent of hotel operating revenue, increased by 30 basis points, principally related to marketing costs and hotel general and administrative costs.

         Taxes, insurance and lease expense increased $1.6 million, compared to the third quarter of 2001, principally as the result of increases in percentage rent expense of $1.7 million and increased insurance costs of $0.7 million. These increases were partially offset by a decrease in property tax of $0.5 million. The increase in percentage rent expense is due to an increase in accrual estimates over those made in the prior year quarter after the events of September 11, 2001. Property taxes decreased primarily as a result of the resolution in the current quarter of prior year tax disputes.

         Included in the current quarter were $1.7 million of abandoned project costs related to our pursuit of a large portfolio acquisition. We were unable to reach mutually acceptable pricing and terms with the seller as a result of the uncertain operating environment and softening capital markets.

         Interest expense, net of interest income, on recurring financing increased $1.0 million for the three months ended September 30, 2002, over the same period in 2001. The increase during the third quarter is primarily related to the increase in average debt outstanding of $52 million in the current quarter compared to the same period of 2001. The prior year quarter included $4.1 million of merger related financing costs and a $1 million loss on early extinguishment of debt related to the write-off of deferred loan costs.

         Minority interest increased $1.4 million for the three months ended September 30, 2002, compared to the same period in 2001. This change relates to an increase in our minority partners' proportionate share of losses related to other consolidated subsidiaries not owned by the Company.

     Comparison of the Nine Months Ended September 30, 2002 and 2001

         On July 1, 2001, we acquired operating leases covering 88 of our hotels and contributed them to our TRSs. As the leases were acquired, we began receiving and recording hotel revenues and expenses, rather than percentage lease revenue for these hotels. Consequently, the historical results for the nine months ended September 30, 2002, and the nine months ended September 30, 2001, are not directly comparable.

         Total revenue for the nine months ended September 30, 2002, increased $110.1 million over the same period in 2001. The increase is principally associated with reporting hotel operating revenues for 88 of the hotels during the first six months of 2002, contrasted with percentage lease revenue reported by the Company for these hotels during the same period in 2001. For the first six months of 2002, these 88 hotels contributed approximately $305.3 million in hotel operating revenue, compared to $115.1 million in percentage rent revenue for the same hotels, during the same six month period in 2001. For the same hotels, in the third quarter of 2002, hotel revenues decreased $8.7 million. For our remaining consolidated hotels, total revenues decreased approximately $70.3 million for the nine months ended September 30, 2002. The principal component of this decrease is a decrease in room revenue for these hotels of $58.1 million. The RevPAR for these remaining hotels was 8.4% below that of the same period in 2001. The decrease in RevPAR for these hotels was comprised of a 2.1% decrease in hotel occupancy and a 6.5% decrease in ADR. Weak economic conditions continue to depress RevPAR. The remaining change in revenue, of $1.1 million, primarily relates to a decrease in revenue from the disposition of hotels held for sale.

         Total operating expenses increased $106.5 million for the nine months ended September 30, 2002, over the same nine month period in 2001. This increase primarily resulted from the inclusion of hotel operating expenses, management fees and other property related costs for the 88 hotels during the first six months of 2002 that were not included in the same period of 2001, prior to our acquisition of the leases. Included in the prior year were $19.9 million of merger termination costs associated with the termination of the MeriStar Hospitality merger and $37 million of lease termination costs associated with the acquisition of hotel leases.

         Taxes, insurance and lease expense decreased $6.4 million, principally as the result of decreases in lease expense of $7.6 million, and property taxes of $3.8 million, partially offset by increased insurance costs of $4.0 million. The decrease in lease expense is related to participating leases that are based principally on revenues. Property taxes decreased principally from resolutions of prior year property tax disputes.

         Included in the nine months ended September 30, 2002, were $1.7 million of abandoned project costs related to our pursuit of a large portfolio acquisition. We were unable to reach mutually acceptable pricing and terms with the seller as a result of the uncertain operating environment and softening capital markets.

         Interest expense, net of interest income, increased $5.2 million for the nine months ended September 30, 2002, over the same period in 2001. The increase for the period is primarily related to excess cash that we carried during 2002 and an increase in average debt outstanding of $70.3 million over the same period of 2001. The prior year included $5.2 million of merger related financing costs and a $1.3 million loss on early extinguishment of debt related to the write-off of deferred loan costs.

         Equity in the income of unconsolidated entities decreased by $3.2 million, compared to the same nine month period in 2001. The decrease in 2002 principally resulted from a 10.1% drop in RevPAR from our unconsolidated hotels.

         Minority interest increased $2.2 million for the nine months ended September 30, 2002, over the same period in 2001. This change related to an increase due to decreases in the proportionate share of income of other consolidated entities not owned by the Company.

         Included in net loss for the nine months ended September 30, 2002, was a gain of $5.1 million on the sale of retail space and $0.8 million on the sale of a hotel. Included in net loss for the nine months ended September 30, 2001, was a gain of $3.0 million related to condemnation proceeds received and a gain of $0.5 million on the sale of land.

     Comparison of the Nine Months Ended September 30, 2002 with Pro Forma 2001

         On July 1, 2001, we acquired the operating leases covering 88 of our hotels and contributed them to our TRSs. As the leases were acquired, we began receiving and recording hotel revenues and expenses, rather than percentage lease revenue. Consequently, a comparison of historical results for the nine months ended September 30, 2002, to the nine months ended September 30, 2001, may not be as meaningful as a discussion of pro forma results. Accordingly, we have included a discussion of the comparison of the pro forma results of operations. The pro forma results of operations for the nine months ended September 30, 2001, assumes that our acquisition of the 88 hotel leases had occurred on January 1, 2001.

                       FELCOR LODGING LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                   HISTORICAL        PRO FORMA
                                                                       2002             2001
                                                                   -------------    --------------
Total revenues .................................................   $   1,008,118    $   1,140,063
Operating expenses:
   Taxes, insurance and lease expense ..........................         101,442          108,836
   Depreciation ................................................         114,592          118,786
   Abandoned project costs .....................................           1,663
   Lease termination costs .....................................                           36,604
   Merger termination costs ....................................                           19,919
   Other operating expenses ....................................         679,576          744,170
                                                                   -------------    -------------
Operating income ...............................................         110,845          111,748
Interest expense, net:
   Recurring financing .........................................        (123,545)        (118,338)
   Merger related financing ....................................                           (5,212)
Swap termination expense .......................................                           (4,824)
Loss on early extinguishment of debt ...........................                           (1,270)
                                                                   -------------    -------------
Loss before equity in income from unconsolidated entities,
      minority interests and gain on sale of assets ............         (12,700)         (17,896)
   Equity in income from unconsolidated entities ...............           3,816            7,050
   Minority interest ...........................................            (761)          (2,932)
   Gain on sale of assets ......................................           6,061            3,417
                                                                   -------------    -------------
Net loss .......................................................          (3,584)         (10,361)
   Preferred distributions .....................................         (19,565)         (18,450)
                                                                   -------------    -------------
Net loss applicable to unitholders .............................   $     (23,149)   $     (28,811)
                                                                   =============    =============

Basic and diluted per unit data:
   Net loss applicable to unitholders ..........................   $       (0.38)   $       (0.47)
                                                                   =============    =============
Weighted average units outstanding .............................          61,728           61,637

                       FELCOR LODGING LIMITED PARTNERSHIP
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                            (UNAUDITED, IN THOUSANDS)


                                                                       HISTORICAL                                PRO FORMA
                                                                          2001             ADJUSTMENTS              2001
                                                                     --------------       --------------       --------------
Total revenues ................................................      $      898,061       $      242,002(a)    $    1,140,063
Operating expenses:
   Taxes, insurance, and lease expense ........................             107,898                  938(b)           108,836
   Depreciation ...............................................             118,786                                   118,786
   Lease termination costs ....................................              36,604                                    36,604
   Merger termination costs ...................................              19,919                                    19,919
   Other operating expenses ...................................             507,596              236,574(b)           744,170
                                                                     --------------       --------------       --------------
Operating income ..............................................             107,258                4,490              111,748
Interest expense, net:
   Recurring financing ........................................            (118,338)                                 (118,338)
   Merger related financing ...................................              (5,212)                                   (5,212)
Swap termination expense ......................................              (4,824)                                   (4,824)
Loss on early extinguishment of debt ..........................              (1,270)                                   (1,270)
                                                                     --------------       --------------       --------------
Loss before equity in income from unconsolidated entities,
     minority interests and gain on sale of assets ............             (22,386)               4,490              (17,896)
   Equity in income from unconsolidated entities ..............               7,050                                     7,050
   Minority interest ..........................................              (2,932)                                   (2,932)
   Gain on sale of assets .....................................               3,417                                     3,417
                                                                     --------------       --------------       --------------
Net loss ......................................................             (14,851)               4,490              (10,361)
   Preferred distributions ....................................             (18,450)                                  (18,450)
                                                                     --------------       --------------       --------------
Net loss applicable to unitholders ............................      $      (33,301)      $        4,490       $      (28,811)
                                                                     ==============       ==============       ==============

         The unaudited Pro Forma Consolidated Statement of Operations is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions previously described occurred on the indicated date, nor do they purport to represent our results of operations for future periods.

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

         Revenues decreased $131.9 million in 2002 compared to pro forma 2001, primarily as a result of the weak economy and political uncertainties during the period. As a result, both business and leisure travel declined significantly for the nine months ended September 30, 2002, compared to the same pro forma period in 2001. During the nine months ended September 30, 2002, our hotels' RevPAR decreased 10.9%, compared to the same period in the prior year, which was comprised of a decrease in hotel occupancy of 3.3 percentage points to 63.7% and a decline in ADR of 6.3% to $97.55.

           Other operating expenses decreased $64.6 million in 2002 compared to pro forma 2001. However, other operating expense, as a percentage of total revenue, increased from 65 to 67%. The principal reason for the increase in other operating expenses, as a percentage of total revenue, was a 190 basis point drop in hotel operating margins. This margin compression primarily relates to the reduction in revenue and the inability to reduce labor costs, repair and maintenance costs and marketing costs proportionately. We are actively working with our managers to implement cost cutting programs at the hotels to maximize hotel operating profits. These measures include reducing labor costs, streamlining staffing, and consolidating operations by closing unused floors in hotels when possible.

           Included in the prior year were $19.9 million of costs associated with the termination of the MeriStar Hospitality merger; and $37 million of lease termination costs associated with the acquisition of hotel leases.

           Taxes, insurance and lease expense decreased $7.4 million, principally as the result of decreases in lease expense of $7.6 million and property taxes of $3.8 million, partially offset by increased insurance costs of $3.0 million. The decrease in lease expense is related to participating leases that are based principally on revenues. Property taxes decreased principally from the resolution of prior year property tax disputes.

           Included in the nine months ended September 30, 2002, were $1.7 million of abandoned project costs related to our pursuit of a large portfolio acquisition. We were unable to reach mutually acceptable pricing and terms with the seller as a result of the uncertain operating environment and softening capital markets.

           Interest expense from recurring financing, net of interest income, increased $5.2 million. The increase for the period is primarily related to the excess cash that we carried during 2002 and an increase in average debt of $70.4 million over the same period of 2001. The prior year included $5.2 million of merger related financing costs and a $1.3 million loss on early extinguishment of debt related to the write-off of deferred loan costs.

         Equity in income from unconsolidated entities decreased $3.2 million, principally as the result of the decrease in RevPAR previously discussed.

         Minority interest increased $2.2 million for the nine months ended September 30, 2002, over the same pro forma period in 2001. Minority interest represents the proportionate share of the income or loss of other consolidated subsidiaries not owned by the Company. This change principally reflects increased losses.

         Included in net income for the nine months ended September 30, 2002, was a gain of $5.1 million on the sale of retail space and $0.8 million on the sale of a hotel. Included in pro forma net income for the nine months ended September 30, 2001, was a gain of $3.0 million related to condemnation proceeds received and a gain of $0.5 million on the sale of land.

Funds From Operations and EBITDA

         We consider Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of our operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding extraordinary items and gains or losses from sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the applicable portion of these items related to unconsolidated entities and joint ventures. We believe that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the REIT to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. We compute FFO in accordance with standards established by NAREIT, except that we add back lease termination costs, merger financing costs, swap termination costs, abandoned project costs, and loss from early extinguishment of debt to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, that interpret the current NAREIT definition differently than we do or that do not adjust FFO for lease termination costs, merger financing costs, swap termination costs, abandoned project costs, and loss from early extinguishment of debt. FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor does it necessarily reflect the funds available to meet our cash needs, including our ability to make cash distributions. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.

         The following table details our computation of Funds From Operations (unaudited, in thousands):

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                         ----------------------------    ----------------------------
                                                            2002            2001            2002             2001
                                                         ------------    ------------    ------------    ------------
FUNDS FROM OPERATIONS (FFO):
   Net loss ..........................................   $     (9,425)   $    (31,192)   $     (3,584)   $    (14,851)
        Gain on sale of assets .......................                                         (5,861)
        Abandoned project costs ......................          1,663                           1,663
        Lease termination costs ......................                            378                          36,604
        Merger costs:
           Termination costs .........................                         19,919                          19,919
           Non-recurring financing costs .............                          4,126                           5,212
        Loss on early extinguishment of debt .........                          1,045                           1,270
        Swap termination expense .....................                                                          4,824
        Series B preferred distributions .............         (3,811)         (3,235)        (10,818)         (9,703)
        Depreciation .................................         37,770          39,273         114,592         118,786
        Depreciation from unconsolidated entities ....          2,983           2,755           8,239           7,777
                                                         ------------    ------------    ------------    ------------
FFO ..................................................   $     29,180    $     33,069    $    104,231    $    169,838
                                                         ============    ============    ============    ============

   Weighted average units outstanding (a) ............         66,692          66,632          66,713          66,641
                                                         ============    ============    ============    ============

FFO ..................................................   $     29,180    $     33,069    $    104,231    $    169,838
Series A preferred distributions .....................         (2,915)         (2,915)         (8,747)         (8,747)
                                                         ------------    ------------    ------------    ------------
FFO adjusted for Series A preferred units ............   $     26,265    $     30,154    $     95,484    $    161,091
                                                         ============    ============    ============    ============

   Weighted average units outstanding (b) ............         62,056          61,996          62,077          62,005
                                                         ============    ============    ============    ============

----------

(a) Weighted average units outstanding, including dilutive options and unvested FelCor stock grants, and assuming conversion of Series A preferred units.

(b) Weighted average units outstanding, including dilutive options and unvested FelCor stock grants, and assuming no conversion of Series A preferred units.

         The following table details our computation of EBITDA (unaudited, in thousands):



                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                   ---------------------------   ---------------------------
                                                                       2002           2001           2002           2001
                                                                   ------------   ------------   ------------   ------------
EBITDA:
FFO ............................................................   $     29,180   $     33,069   $    104,231   $    169,838
     Interest expense ..........................................         41,339         40,695        125,297        120,591
     Interest expense of unconsolidated subsidiaries ...........          2,263          2,523          6,995          7,265
     Amortization expense ......................................            526            555          1,561          1,439
     Series B preferred distributions ..........................          3,811          3,235         10,818          9,703
                                                                   ------------   ------------   ------------   ------------
EBITDA .........................................................   $     77,119   $     80,077   $    248,902   $    308,836
                                                                   ------------   ------------   ------------   ------------

Hotel Portfolio Composition

         The following tables set forth as of September 30, 2002, our hotel portfolio distribution by brand, by our top ten Metropolitan Statistical Areas ("MSAs"), by selected states, by type of location, and by market segment. For comparative purposes, also set forth below is the percentage of EBITDA contributed by each grouping for the year ended December 31, 2001.

Brand                                     Hotels         Rooms          % of Total Rooms      % of 2001 EBITDA
-----                                     ------        ------          ----------------      ----------------
Embassy Suites(R)                           59          14,842                30%                    42%
Holiday Inn(R)-branded                      58          16,843                35                     26
Crowne Plaza(R)                             18           5,963                12                     11
Sheraton(R)-branded                         10           3,269                 7                      8
Doubletree(R)-branded                       13           2,675                 6                      6
Other                                       25           5,233                10                      7



Top 10 MSAs                               Hotels        Rooms          % of Total Rooms      % of 2001 EBITDA
-----------                               ------        ------         ----------------      ----------------
Dallas                                      18           5,479                11%                     8%
Atlanta                                     12           3,514                 7                      8
San Francisco                                6           2,440                 5                      5
Houston                                      9           2,262                 5                      4
Orlando                                      6           2,220                 5                      4
New Orleans                                  3             917                 2                      4
Phoenix                                      5           1,245                 3                      3
Philadelphia                                 3           1,174                 2                      3
San Jose                                     2             571                 1                      3
Chicago                                      4           1,239                 3                      3


Top Four States                           Hotels         Rooms          % of Total Rooms      % of 2001 EBITDA
---------------                           ------        ------          ----------------      ----------------
Texas                                       41          11,138                23%                    16%
California                                  19           6,026                12                     19
Florida                                     16           5,346                11                     12
Georgia                                     14           3,868                 8                      9



Location                                   Hotels       Rooms          % of Total Rooms      % of 2001 EBITDA
--------                                   ------       ------         ----------------      ----------------
Suburban                                    84          21,346                44%                    43%
Urban                                       41          12,666                26                     27
Airport                                     30           9,012                18                     21
Highway                                     20           3,670                 8                      3
Resort                                       8           2,131                 4                      6


Segment                                  Hotels         Rooms          % of Total Rooms      % of 2001 EBITDA
-------                                  ------         ------         ----------------      ----------------
Upscale all-suite                           78          18,742                38%                    50%
Upscale                                     27           9,282                19                     19
Full-service                                61          18,239                38                     29
Limited-service                             17           2,562                 5                      2

Hotel Operating Statistics

         The following tables set forth historical occupied rooms ("Occupancy"), ADR and RevPAR at September 30, 2002, and 2001, and the percentage changes therein between the periods presented for the hotels in which we had an ownership interest at September 30, 2002:

                          OPERATING STATISTICS BY BRAND
               (FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30)

                                                                     OCCUPANCY (%)
                                       -------------------------------------------------------------------------
                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                       -------------------------------          --------------------------------
                                                                 %                                         %
                                       2002         2001      VARIANCE          2002         2001       VARIANCE
                                       ----         ----      --------          ----         ----       --------
Embassy Suites hotels                  69.7         65.6        6.3             68.8         69.3         (0.8)
Holiday Inn-branded hotels             65.2         65.3       (0.2)            63.2         67.9         (6.9)
Crowne Plaza hotels                    60.0         57.7        4.1             60.0         62.7         (4.3)
Doubletree-branded hotels              68.6         61.9       10.9             66.4         68.7         (3.2)
Sheraton-branded hotels                59.2         59.5       (0.5)            59.1         65.7        (10.1)
Other hotels                           55.2         59.2       (6.6)            56.2         62.1         (9.5)
     Total hotels                      64.6         63.2        2.2             63.7         67.0         (4.9)

                                                                       ADR ($)
                                       --------------------------------------------------------------------------
                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                       -------------------------------     --------------------------------------
                                                                 %                                         %
                                        2002       2001       VARIANCE          2002        2001        VARIANCE
                                       ------     ------      --------         ------      ------       --------
Embassy Suites hotels                  115.59     122.69       (5.8)           119.89       130.64        (8.2)
Holiday Inn-branded hotels              79.53      83.02       (4.2)            80.90        84.87        (4.7)
Crowne Plaza hotels                     89.64      98.11       (8.6)            93.92       103.84        (9.6)
Doubletree-branded hotels               94.69      99.78       (5.1)           100.42       107.48        (6.6)
Sheraton-branded hotels                 96.20     101.75       (5.5)           101.51       110.77        (8.4)
Other hotels                            77.62      78.04       (0.5)            80.40        81.58        (1.4)
     Total hotels                       94.22      98.79       (4.6)            97.55       104.10        (6.3)

                                                                      REVPAR ($)
                                        ------------------------------------------------------------------------
                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                        ------------------------------     -------------------------------------
                                                                 %                                         %
                                        2002        2001      VARIANCE           2002        2001       VARIANCE
                                        -----      -----      --------          -----        -----      --------
Embassy Suites hotels                   80.55      80.44         0.1            82.44        90.53        (8.9)
Holiday Inn-branded hotels              51.82      54.23        (4.4)           51.16        57.62       (11.2)
Crowne Plaza hotels                     53.82      56.59        (4.9)           56.36        65.15       (13.5)
Doubletree-branded hotels               64.99      61.73         5.3            66.71        73.79        (9.6)
Sheraton-branded hotels                 56.94      60.55        (6.0)           59.95        72.76       (17.6)
Other hotels                            42.87      46.16        (7.1)           45.22        50.67       (10.8)
     Total hotels                       60.90      62.45        (2.5)           62.11        69.71       (10.9)

                    OPERATING STATISTICS FOR OUR TOP 10 MSAS
               (FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30)

                                                                     OCCUPANCY (%)
                                          ----------------------------------------------------------------------
                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                          -----------------------------         --------------------------------
                                                                  %                                        %
                                          2002       2001      VARIANCE         2002        2001        VARIANCE
                                          ----       ----      --------         ----        ----        --------
Dallas                                    45.3       49.9        (9.2)          49.2        58.4         (15.6)
Atlanta                                   69.3       65.8         5.3           68.5        70.8          (3.1)
San Francisco                             79.8       74.9         6.5           69.4        74.9          (7.3)
Houston                                   61.3       73.1       (16.1)          65.5        75.6         (13.3)
Orlando                                   64.6       65.6        (1.6)          68.4        72.6          (5.8)
New Orleans                               59.5       58.8         1.1           68.8        70.7          (2.7)
Phoenix                                   54.7       48.3        13.3           62.2        62.7          (0.8)
Philadelphia                              63.3       62.9         0.6           63.0        63.8          (1.3)
San Jose                                  60.5       58.4         3.6           62.6        68.9          (9.0)
Chicago                                   67.6       67.7        (0.2)          63.5        67.7          (6.1)


                                                                        ADR ($)
                                        -------------------------------------------------------------------------
                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                        -------------------------------        ----------------------------------
                                                                 %                                          %
                                         2002        2001      VARIANCE          2002         2001       VARIANCE
                                        ------      ------     --------        ------       ------       --------
Dallas                                   83.68       83.40        0.3           87.57        89.42         (2.1)
Atlanta                                  85.49       89.57       (4.6)          79.45        96.87        (18.0)
San Francisco                           115.48      142.52      (19.0)         118.53       149.90        (20.9)
Houston                                  72.12       76.81       (6.1)          74.36        78.09         (4.8)
Orlando                                  69.17       78.67      (12.1)          79.45        88.75        (10.5)
New Orleans                             107.73      109.73       (1.8)         136.63       140.52         (2.8)
Phoenix                                  81.40       82.59       (1.4)         105.11       115.56         (9.0)
Philadelphia                            109.29      111.68       (2.1)         116.68       117.14         (0.4)
San Jose                                119.88      147.11      (18.5)         125.81       160.63        (21.7)
Chicago                                 119.83      133.09      (10.0)         119.98       135.07        (11.2)

                                                                       REVPAR ($)
                                         -----------------------------------------------------------------------
                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                         ------------------------------         --------------------------------
                                                                  %                                        %
                                         2002         2001     VARIANCE         2002         2001       VARIANCE
                                         -----       ------    --------         -----       ------      --------
Dallas                                   37.91        41.59      (8.8)          43.11        52.19        (17.4)
Atlanta                                  59.25        58.96       0.5           61.74        68.56         (9.9)
San Francisco                            92.11       106.74     (13.7)          82.29       112.30        (26.7)
Houston                                  44.21        56.15     (21.3)          48.71        59.00        (17.4)
Orlando                                  44.67        51.61     (13.4)          54.34        64.41        (15.6)
New Orleans                              64.10        64.56      (0.7)          94.01        99.39         (5.4)
Phoenix                                  44.50        39.86      11.6           65.37        72.48         (9.8)
Philadelphia                             69.17        70.23      (1.5)          73.51        74.77         (1.7)
San Jose                                 72.54        85.89     (15.5)          78.80       110.60        (28.7)
Chicago                                  80.98        90.15     (10.2)          76.24        91.39        (16.6)

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the nine months ended September 30, 2002, net cash flow provided by operating activities, consisting primarily of hotel operations, was $91 million. We currently expect that our operating cash flow will be sufficient to fund our continuing operations, including our required capital expenditures, debt service obligations and FelCor's distributions to stockholders required to maintain its REIT status. However, due to the sharp reduction in travel following the terrorist attacks of September 11, 2001, the continuing weak economy, and the resultant drop in RevPAR and profits from our hotel operations, we plan to continue to limit distributions to holders of our units as may be necessary. Accordingly, distributions to holders of our units and dividends to holders of FelCor's common stock may be significantly reduced or possibly eliminated in future periods.

         Prior to January 1, 2001, substantially all of our hotels were leased to third parties under leases providing for the payment of rent based, in part, upon revenues from the hotels. Accordingly, our risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. On January 1, 2001, we acquired the leaseholds of 96 of our hotels and on July 1, 2001, we acquired our remaining 88 hotel leases. As a result of these acquisitions, we also became subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to wage and benefit costs, repair and maintenance expenses, utilities, liability insurance, and other operating expenses which can fluctuate disproportionately to revenues. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in an increased risk of volatility in our results of operations. The continued economic slowdown and the drop in occupancy and ADR following the terrorist attacks of September 11, 2001, resulted both in declines in RevPAR and an erosion in operating margins during the year ended December 31, 2001, compared to 2000, that have continued through the third quarter of 2002, compared to the same period in 2001. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations and earnings.

        As a result of the current RevPAR environment, we amended our unsecured line of credit on June 17, 2002. The amendment allows for the relaxation of certain financial covenants through the maturity date, with a step-up in certain financial covenants. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with added tiers to reflect the higher permitted leverage. The lenders' commitments under the line of credit were $615 million at September 30, 2002, and no amount was outstanding under the facility at that date.

        In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to pay dividends and make other restricted payments; limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At September 30, 2002, we were in compliance with all of the line of credit covenants.

         Our publicly traded senior term notes require us to satisfy an interest coverage test in order to incur additional indebtedness, except under our line of credit; to pay dividends in excess of the minimum dividend required for FelCor to meet its REIT qualification test; or to repurchase stock. As of the date of this filing, we have satisfied this minimum interest coverage requirement.

         Based on the October 2002 operating results, and guidance that we have provided for the remainder of 2002, we may be unable to satisfy all of the covenant requirements under our line of credit. In such an event, we may need to obtain further amendments from our lenders. We are currently working with our lenders under the line of credit to amend the facility to provide for the relaxation of certain covenants and the delay in the step-ups in certain covenants through the maturity date. We are not certain, to what extent or upon what terms the lenders may be willing to further amend the covenants, however we anticipate the completion of an amendment prior to December 31, 2002. Further amendments to our line of credit, if any, may result in additional restrictions on our financial flexibility. As of the date of this filing we had no borrowings outstanding under our line of credit, nor do we anticipate the need for any borrowings under this facility in the immediate future, taking into consideration our $93 million of cash and cash equivalents at September 30, 2002, $2.3 billion of unencumbered assets, and a breakeven portfolio hotel occupancy, after debt service and preferred equity distributions, of approximately 50% to 55%.

         Failure to satisfy one or more of the financial or other covenants under our line of credit could result in an event of default, notwithstanding our ability to meet our debt service obligations. Other events of default under our line of credit include, without limitation, a default in the payment of other recourse indebtedness of $10 million or more, bankruptcy and a change of control.

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

         For the fourth quarter of 2002, we currently anticipate our portfolio RevPAR will be 4% to 6% above the comparable period of the prior year. FFO is expected to be within the range of $14 million to $18 million, and EBITDA is expected to be within the range of $62 million to $66 million for the same period.

         We estimate our full year 2002 hotel portfolio RevPAR will be between 3.5% and 5.5% below 2001. Our FFO for the full year 2002 is currently anticipated to be within the range of $118 million to $122 million and EBITDA to be within the range of $311 million to $315 million. We currently anticipate 2002 capital expenditures will be between $55 and $60 million. For the nine months ended September 30, 2002, capital expenditures totaled $35 million.

         In the event that RevPAR declines, compared to the prior year, are greater than anticipated in the preparation of this guidance, or operating margins are lower than anticipated, we may not meet our forecast for the remainder of the year. RevPAR results for October 2002 were 4.7% above the same period in 2001.

         For each of the three months ended March 31, 2002, June 30, 2002, and September 30, 2002, we paid a distribution of $0.15 per unit on our units, $0.4875 per unit on our $1.95 Series A Cumulative Convertible Preferred Units and $0.5625 per depositary unit evidencing our 9% Series B Cumulative Redeemable Preferred Units. A decision regarding the declaration of a fourth quarter distribution will be made in December and will depend upon operating results for the quarter, the political environment and expectations regarding the economy.

         We may incur indebtedness to make property acquisitions, or to meet distribution requirements imposed on FelCor as a REIT under the Internal Revenue Code, to the extent that working capital and cash flow from our investments are insufficient for such purposes.

         At September 30, 2002, we had $93 million of cash and cash equivalents. Certain significant credit and debt statistics at September 30, 2002, are as follows:

     o Interest coverage ratio of 1.9x for the nine month period ended September 30, 2002

     o   Borrowing capacity of $615 million under our line of credit

     o   Consolidated debt equal to 39.1% of our investment in hotels, at cost

     o   Fixed interest rate debt equal to 91% of our total debt

     o Weighted average maturity of debt of approximately 6.0 years and a weighted average interest cost of 8.26%

     o   Mortgage debt to total assets of 17%

     o   Scheduled debt repayments of $4 million during the remainder of 2002

     o   Scheduled debt repayments of $35 million in 2003

     o   Scheduled debt repayments of $189 million in 2004

         We spent approximately $34.8 million on upgrading and renovating our consolidated hotels during the nine months ended September 30, 2002. Our unconsolidated entities spent approximately $10.4 million on upgrading and renovating hotels and approximately $4.9 million on a condominium development project during the nine months ended September 30, 2002. Notwithstanding the current significant economic downturn, we believe that our hotels will continue to benefit from our extensive capital expenditure programs in previous years. We currently anticipate 2002 capital expenditures of between $55 and $60 million for our consolidated hotels. We do not expect to provide any additional funding for 2002 capital expenditures to our unconsolidated entities.

Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2002 approximately 91% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at September 30, 2002, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2002. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at September 30, 2002, at then current market interest rates.

                             EXPECTED MATURITY DATE
                             (DOLLARS IN THOUSANDS)


                                2002      2003         2004        2005       2006       THEREAFTER       TOTAL        FAIR VALUE
                              -------    -------    ----------    -------    -------    ------------    -----------   ------------
LIABILITIES
Fixed rate:
   Debt                       $ 3,567    $34,904    $  189,228    $42,636    $14,216    $  1,601,946    $ 1,886,497   $  1,766,778
   Interest rate swaps (a)                            (175,000)                                            (175,000)
      Average interest rate      7.90%      7.43%         7.91%      7.48%      8.04%           8.66%          8.59%
Floating rate:
   Debt                                                                                          650            650            650
   Interest rate swaps (a)                             175,000                                              175,000          7,660
      Average interest rate                               5.00%                                 3.79%          4.99%
Discount accretion                                                                                           (6,907)
Total debt                    $ 3,567    $34,904    $  189,228    $42,636    $14,216      $1,602,596    $ 1,880,240
     Average interest rate       7.90%      7.43%         5.22%      7.48%      8.04%           8.66%          8.26%

   (a) At September 30, 2002, the Company's $175 million in publicly-traded notes due October 2004 were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements also have a maturity of October 2004.

         Swap agreements, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A- to AA.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks, uncertainties and assumptions that may affect the Company's actual results, which are discussed more fully in previous Company filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (collectively, "Cautionary Disclosures") include: general economic conditions, including the timing and magnitude of any recovery from the current soft economy; future acts of terrorism; the availability of capital; and numerous other factors which may affect results, performance and achievements. The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Disclosures. The Company undertakes no obligation to update any forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the senior management of FelCor (our general partner), including the Chief Executive Officer and Chief Financial Officer of FelCor, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to them material information relating to the Company and its consolidated subsidiaries that are required to be included in our periodic SEC filings.

(b) Changes in internal controls.

         Not applicable.

                          PART II. -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         For information relating to certain other transactions by the Company through September 30, 2002, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  10.28 Exchange Agreement dated as of October 1, 2002 by and among FelCor Lodging Limited Partnership, FelCor Lodging Trust Incorporated, and Six Continents Hotels Operating Corp. (filed as Exhibit 10.28 to FelCor's Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002, and incorporated herein by reference).

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of FelCor Lodging Trust Incorporated, the Company's general partner.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of FelCor Lodging Trust Incorporated, the Company's general partner.


         (b) Reports on Form 8-K:

                  A current report on Form 8-K, dated as of August 14, 2002, was filed by the Company on August 14, 2002. This filing, under Item 9, disclosed the execution of the certification by its principal executive officer, Thomas J. Corcoran, Jr., and its principal financial officer, Richard J. O'Brien, for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The certification was filed as an exhibit to the Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

                                     FELCOR LODGING LIMITED PARTNERSHIP
                                     A Delaware Limited Partnership

                                     By   FelCor Lodging Trust Incorporated
                                          Its General Partner




                                     By:      /s/  Richard J. O'Brien
                                         -------------------------------------
                                                   Richard J. O'Brien
                                              Executive Vice President and
                                                Chief Financial Officer



                                     By:      /s/  Lester C. Johnson
                                         -------------------------------------
                                                   Lester C. Johnson
                                              Senior Vice President and
                                             Principal Accounting Officer

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Thomas J. Corcoran, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of FelCor Lodging Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                     /s/ Thomas J. Corcoran, Jr.
                                             -----------------------------------
                                             Thomas J. Corcoran, Jr.
                                             Chief Executive Officer of
                                             FelCor Lodging Trust Incorporated,
                                             as general partner of FelCor
                                             Lodging Limited Partnership

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Richard J. O'Brien, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FelCor Lodging Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                     /s/ Richard J. O'Brien
                                             -----------------------------------
                                             Richard J. O'Brien
                                             Chief Financial Officer of
                                             FelCor Lodging Trust Incorporated,
                                             as general partner of
                                             FelCor Lodging Limited Partnership

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.28             Exchange Agreement dated as of October 1, 2002 by and among
                  FelCor Lodging Limited Partnership, FelCor Lodging Trust
                  Incorporated, and Six Continents Hotels Operating Corp. (filed as Exhibit 10.28 to FelCor's Form 10-Q for the quarter ended
                  September 30, 2002, filed November 14, 2002, and incorporated herein by reference).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of FelCor Lodging Trust
                  Incorporated, the Company's general partner.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of FelCor Lodging Trust
                  Incorporated, the Company's general partner.