Form 10-K
period 2002-12-31
FELCOR LODGING L P
filed 2003-03-27
CIK 1048789

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER 333-3959-01

                       FelCor Lodging Limited Partnership
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  75-254994
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

545 E. JOHN CARPENTER FRWY., SUITE 1300, IRVING, TEXAS        75062
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

                                      NONE
                                (Title of class)


      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting and non-voting limited partnership interests held by non-affiliates of the registrant, as of June 28, 2002, was approximately $30 million.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of FelCor Lodging Trust Incorporated, filed pursuant to Regulation 14A, is incorporated herein by reference into Part III.


================================================================================

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX


                                                                                                   FORM 10-K
                                                                                                     REPORT
ITEM NO.                                                                                              PAGE
--------                                                                                              ----

                                     PART I

1.   Business............................................................................................1
2.   Properties.........................................................................................16
3.   Legal Proceedings..................................................................................27
4.   Submission of Matters to a Vote of Security Holders................................................27

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters..............................28
6.   Selected Financial Data............................................................................30
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............31
7A.  Quantitative and Qualitative Disclosures About Market Risk.........................................49
8.   Financial Statements and Supplementary Data........................................................49
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............49

                                    PART III

10.  Directors and Executive Officers of the Registrant.................................................50
11.  Executive Compensation.............................................................................50
12.  Security Ownership of Certain Beneficial Owners and Management and
     Related Stockholder Matters........................................................................50
13.  Certain Relationships and Related Transactions.....................................................50
14.  Controls and Procedures............................................................................50

                                     PART IV

15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................51



      This Annual Report on Form 10-K contains registered trademarks owned or licensed by companies other than us, including but not limited to Bristol House(R), Conrad(R), Courtyard by Marriott(R), Crowne Plaza(R), Crown Plaza Suites(R), Disney(R), Doubletree(R), Doubletree Guest Suites(R), Embassy Suites Hotels(R), Fairfield Inn(R), Hampton Inn(R), Harvey Hotel(R), Harvey Suites(R), Hilton(R), Hilton Suites(R), Holiday Inn(R), Holiday Inn & Suites(R), Holiday Inn Express(R), Holiday Inn Express & Suites(R), Holiday Inn Select(R), Homewood Suites(R) by Hilton, Inter-Continental(R), Sheraton(R), Sheraton Suites(R), Staybridge Suites(R), Walt Disney World(R), Westin(R) and Wyndham(R).

                                     PART I

ITEM 1.  BUSINESS

         At December 31, 2002, FelCor Lodging Limited Partnership and its subsidiaries, or FelCor LP, owned real estate interests in 183 hotels with nearly 50,000 rooms and suites. The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated, or FelCor, a Maryland corporation, the nation's second largest hotel real estate investment trust, or REIT. At December 31, 2002, FelCor owned a greater than 95% equity interest in FelCor LP. Our hotels are located in the United States (35 states) and Canada, with concentrations in Texas (41 hotels), California (19 hotels), Florida (17 hotels) and Georgia (14 hotels). We own the largest number of Embassy Suites Hotels, Crowne Plaza, Holiday Inn and independently owned Doubletree-branded hotels.

         We seek to increase operating cash flow through aggressive asset management and the competitive positioning of our hotels, to maintain a sound and flexible capital structure, and to reposition our portfolio through the sale of non-strategic hotels and reinvestment in newer, higher quality hotels in major urban and resort markets with greater growth potential. The hotels in which we will reinvest sale proceeds are expected to be ones that are affiliated with, or will benefit from affiliation with, one of the premium brands available to us through our strategic brand owner and manager relationships with Hilton Hotels Corporation, or Hilton, Six Continents Hotels and Starwood Hotels & Resorts Worldwide Inc., or Starwood.

         At December 31, 2002, we had an aggregate of 62,056,414 shares of FelCor common stock, and units of FelCor LP limited partner interest outstanding.

BACKGROUND

         As a result of the passage of the REIT Modernization Act, effective January 1, 2001, REITs are allowed to own the lessees of their hotels through taxable REIT subsidiaries, or TRSs. In 2001, we acquired our hotel leases from DJONT Operations L.L.C., or DJONT, and Six Continents Hotels.

         Upon acquisition of our hotel leases, we began recording hotel revenues and expenses, rather than just rental revenue, and became exposed to all of the risks and rewards of hotel operations. Under the leases, the rent payable to us would vary only as a result of changes in hotel revenues. By acquiring the leases, our cash flow and net income also vary as a result of changes in the operating margins of the hotels. Through the ownership of our operating lessees, we now consolidate the operating revenues and expenses of 169 of our hotels. We have 50% unconsolidated interests in the operating revenues and expenses of the remaining 14 hotels, which are accounted for using the equity method.

         Our business is conducted in one reportable segment, which is hospitality. We derived 97% of our revenues from hotels located within the United States and the balance from our Canadian hotels.

         Additional information on our business can be found on FelCor's website at www.felcor.com and in the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

DEVELOPMENTS DURING 2002

         During 2002, we sold various non-strategic assets, realizing net cash proceeds of approximately $29 million. These assets included the retail space at our Allerton Crowne Plaza hotel in Chicago, Illinois, the 183-room Doubletree Guest Suites hotel in Boca Raton, Florida, and the Holiday Inn hotel in Colby, Kansas. In addition, we sold four Holiday Inn-branded hotels and a Hampton Inn hotel to a new joint venture, in which we retain a 50% equity interest.

         In July 2002, we acquired the 208-suite SouthPark Suite Hotel in Charlotte, North Carolina for $14.5 million, and the 385-room Wyndham Myrtle Beach Resort, and a leasehold interest in the associated Arcadian Shores Golf Club, in Myrtle Beach, South Carolina, for $35.3 million. We have converted the SouthPark Suite Hotel to a Doubletree Guest Suites hotel managed by Hilton. The Wyndham Myrtle Beach Resort is currently under renovation, and we expect to convert it to a Hilton hotel in April of 2003.

         In April 2002, FelCor issued approximately $25 million of their Series B preferred stock. FelCor contributed the proceeds of this preferred stock to us in exchange for Series B preferred units. The preference on these units is the same as FelCor's Series B preferred stock. We utilized the proceeds for working capital and discretionary capital expenditures.

         In 2002, we entered into two amendments to our unsecured line of credit. In June 2002, we amended our line of credit to relax certain covenant levels to provide us with greater financial flexibility. In December 2002, we further amended our line of credit, to relax covenant levels, and to reduce the line to $300 million from $615 million. The pricing and maturity of our line remained unchanged but with added pricing tiers to reflect the higher permitted leverage.

         Through a 50/50 joint venture agreement with Hilton, we started the development of a 251-unit luxury oceanfront residential condominium project in Myrtle Beach, South Carolina. We expect this project to be completed in 2004.

         For 2002, we paid common distributions of $0.60 per unit, preferred distributions of $1.95 per unit on our Series A preferred units and preferred distributions of $2.25 per depository unit on our Series B preferred units.

RECENT DEVELOPMENTS

         In February 2003, we announced our plan to sell 33 non-strategic hotels over the next 36 months, six of which had been previously designated as held for sale. These non-strategic hotels include smaller hotels in secondary or tertiary markets and include some Texas hotels, and specifically, hotels in Dallas, Texas (an area in which we desire to reduce our concentration of hotels). It is our intention to reinvest most of the proceeds from these sales in newer, larger and higher quality hotels, primarily in urban and resort locations with higher growth rates and barriers to competition. For those hotels currently managed by Six Continents Hotels, we are liable for liquidated damages under the terms of our management agreement, unless we reinvest the net proceeds to purchase one or more hotels licensed and managed by Six Continents Hotels within one year of the sale. We recorded $157.5 million in impairment losses in 2002, principally related to the shorter holding periods associated with our decision to sell these non-strategic hotels.

         The 33 hotels identified as non-strategic represented 14% of our hotel rooms, but less than 7% of our 2002 consolidated hotel EBITDA. (For a discussion of the computation of EBITDA, see the Funds from Operations and EBITDA section in Part II of this Annual Report on Form 10-K, under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) These non-strategic hotels have an average of 196 rooms, while the average number of rooms for the remainder of our portfolio is 294.

THE INDUSTRY
         The continued stagnation of the U.S. and global economies, the negative wealth effect from the sharp decline in stock values, the erosion of consumer confidence, the difficulties associated with air travel and the prospect of war in Iraq, combined to adversely affect lodging demand. The unprecedented decline in lodging demand is evidenced by the decline in industry revenue per available room, or RevPAR, for 2001 and 2002, the first two-year consecutive decline since industry RevPAR has been tracked. After 18 months of consecutive industry RevPAR declines, the industry recorded increased RevPAR for the last four months of 2002. The RevPAR increases for the last four months of 2002 were driven by occupancy increases over the same period in the prior year. In addition to weak demand, ADR has declined because of competitive pressures and discounting of room rates through the Internet.

         Business travel is a key profit driver in the lodging industry. In a UBS Warburg survey conducted in October 2002, corporate travel managers reported that they anticipate 2003 hotel spending and negotiated rates will be slightly lower than in 2002 and approximately 80% of their spending is projected to be in downtown/urban markets. These corporate travel managers indicated that they plan to direct less business to luxury hotels, and more to midscale and upscale hotels.

         One of the most positive fundamentals for the lodging industry is that supply growth has been sharply curtailed. According to PricewaterhouseCoopers' Hospitality Directions - U.S. Edition December 2002 Forecast Update, room supply rose only 1.9% and 1.8% in 2001 and 2002, respectively, and is projected to increase only 1.1% in each of 2003 and 2004. This level of growth is the lowest since 1993, and is well below the historical 15-year average of 2.7% per annum.

         We do not anticipate a significant recovery in lodging industry RevPAR during 2003. Although most economists are forecasting GDP growth in 2003, growth in lodging demand has historically "lagged" the general economy by six to 12 months. Increasing business travel is typically foreshadowed by growth in both corporate profits and employment. Companies tend to wait for growth in profits prior to hiring, and hire prior to releasing funds for travel. The recovery to date has been termed the "jobless recovery". As such, we do not anticipate that corporations will increase their travel budgets until there is more clarity with regard to the economy and corporate profits. Additionally, lodging demand will be adversely affected during 2003 by the continued fear of an event of terrorism, the commencement of war with Iraq and the increased inconvenience encountered during air travel due to heightened security.

         Smith Travel Research, a leading provider of industry data, classifies hotel chains into five distinct categories: Upper Upscale, Upscale, Midscale With Food & Beverage, Midscale Without Food & Beverage, and Economy. We own properties in the Upper Upscale (including Doubletree Guest Suites, Doubletree, Embassy Suites Hotels, Sheraton and Westin hotels), Upscale (including Crowne Plaza and Homewood Suites), and Midscale With Food & Beverage (including Holiday Inn and Holiday Inn Select hotels) categories, from which we derived approximately 98% of our EBITDA in 2002. More than 50% of our EBITDA in 2002 was derived from upper upscale all-suite hotels.

         Smith Travel Research also categorizes hotels based upon their relative market positions, as measured by average daily rate, or ADR, as Luxury, Upscale, Midprice, Economy and Budget. The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for our hotels, as well as all Upscale U.S. hotels, all Midprice U.S. hotels and all U.S. hotels, as reported by Smith Travel Research, for the periods indicated.

                                                                         YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                    2002            2001            2000            1999            1998
                                                ------------    ------------    ------------    ------------    ------------
        NUMBER OF OUR HOTELS ................            183             183             186             188             193
        OCCUPANCY:
          Our hotels (1) ....................           62.1%           63.9%           70.4%           68.2%           68.3%
          All Upscale U.S. hotels (2) .......           61.7            61.8            65.1            64.9            65.9
          All Midscale U.S. hotels (3) ......           57.2            58.4            61.7            61.1            62.0
          All U.S. hotels ...................           59.2            60.1            63.7            63.1            63.8
        ADR:
          Our hotels (1) ....................   $      96.84    $     102.18    $     104.42    $     100.72    $      96.62
          All Upscale U.S. hotels (2) .......          91.05           92.84           94.07           87.45           85.33
          All Midscale U.S. hotels (3) ......          68.40           69.60           69.22           64.89           62.15
          All U.S. hotels ...................          83.15           84.85           86.04           81.29           78.15
        REVPAR:
          Our hotels (1) ....................   $      60.16    $      65.34    $      73.73    $      68.93    $      66.02
          All Upscale U.S. hotels (2) .......          56.22           57.38           69.24           56.76           56.23
          All Midscale U.S. hotels (3) ......          39.13           40.65           42.71           39.65           38.53
          All U.S. hotels ...................          49.24           50.99           54.81           51.29           49.86

----------

(1) Information is historical, including periods prior to ownership by FelCor LP.

(2) This category includes hotels in the "upscale price level," defined as hotels with ADRs in the 70th to 85th percentiles in their respective markets.

(3) This category includes hotels in the "midscale level," defined as hotels with ADRs in the 40th to 70th percentiles in their respective markets.

BUSINESS STRATEGY

         In the current operating environment, in which the lodging industry has experienced declines in RevPAR for two consecutive years, we intend to continue focusing on preserving capital, maximizing operating cash flow by actively overseeing the operation of our hotels by our managers, maintaining financial flexibility and placing ourselves in the best position possible to take advantage of opportunities that may arise in the future. We have established, and intend to maintain, strong strategic relationships with our brand owners and managers and have successfully demonstrated our ability to apply our asset management expertise to the renovation, redevelopment and rebranding of our hotels.

   Maintenance of Financial Flexibility

         During the current challenging economic environment, we have committed ourselves to conserving capital, maximizing operating cash flow from our hotels and maintaining financial flexibility to take advantage of opportunities that may arise in the future. We expect FelCor's board of directors to suspend our common distributions until our hotels experience an increase in RevPAR of 2% to 4%; decisions on future distributions on common and preferred units will be made based on hotel operating results and minimum distributions required to maintain FelCor's REIT status. We intend to limit distributions generally to not more than available cash flow, after debt service and maintenance capital expenditures, and to restrict discretionary capital expenditures. We have scheduled debt maturities of $35 million in 2003 and $189 million in 2004. In February 2003, we announced our decision to dispose of 33 non-strategic hotels over the next 36 months. These non-strategic hotels include smaller hotels in secondary or tertiary markets and certain hotels in Texas, and specifically in Dallas, areas where we want to reduce our concentration of hotels. We will seek to sell $50 to $75 million of these non-strategic hotels that are unencumbered by debt and management agreement reinvestment requirements during 2003, and to use the proceeds from these sales to pay down debt.

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

         o Hilton has a hotel system of approximately 2,000 hotels with more than 330,000 guest rooms worldwide, and is the largest operator of full-service, all-suite hotels in the United States. Hilton owns Hilton Hotels, Conrad, Embassy Suites Hotels, Doubletree and Doubletree Guest Suites brands among others. Subsidiaries of Hilton managed 73 of our hotels at December 31, 2002. Hilton is a 50% partner in joint ventures with us in the ownership of 12 hotels and the development of a residential luxury condominium, and is the holder of a 10% equity interest in certain of our consolidated subsidiaries owning six hotels.

         o        Six Continents Hotels is the world's largest hotel company.
                  Six Continents Hotels owns, operates or franchises more than 3,300 hotels with approximately 515,000 guest rooms in nearly 100 countries around the world. Among the brands owned by Six Continents Hotels are Crowne Plaza, Holiday Inn, Holiday Inn Select, Holiday Inn Express and Inter-Continental. Subsidiaries of Six Continents Hotels managed 82 of our hotels at December 31, 2002, and also own approximately 17% of FelCor's outstanding common stock. On October 1, 2002, Six Continents plc announced a proposal to separate its hotel and soft drink businesses from its retail business, with the new hotel to be called InterContinental Hotels Group plc. This separation is currently expected to be effective on or about April 15, 2003.

         o Starwood is one of the world's largest hotel operating companies. Directly and through subsidiaries, Starwood owns, leases, manages or franchises more than 740 properties with approximately 224,000 rooms in more than 80 countries. Subsidiaries of Starwood managed 11 of our hotels at December 31, 2002. Starwood is a 40% joint venture partner with us in the ownership of two hotels and a 50% joint venture partner with us in the ownership of one hotel.

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

                  -- contribution of approximately 4% of total annual room and suite revenue to a capital reserve for routine capital replacements and improvements; and

                  -- adherence to a rigorous maintenance and repair program, resulting in the additional expenditure of approximately 4 to 5% of annual hotel revenues on maintenance of the hotels.

         We have demonstrated our ability to successfully execute renovations. During 2002, we substantially completed a $13 million renovation on our San Diego, California Holiday Inn, we upgraded and converted the recently acquired SouthPark Suite Hotel in Charlotte, North Carolina to a Doubletree Guest Suites hotel and started a $10 million renovation project at the Wyndham Myrtle Beach Resort Hotel, which will allow us to convert this hotel to a Hilton hotel in April 2003. We believe that our historical capital expenditures should limit the need for future major renovation expenditures. During 2002, we made capital expenditures aggregating approximately $63 million and we currently anticipate 2003 capital expenditures of between $60 and $70 million.

COMPETITION

         The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full service and limited service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. We believe that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting our hotels.

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

TAX STATUS OF FELCOR

         FelCor elected to be taxed as a REIT under the federal income tax laws, commencing with our initial taxable year ended December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on its taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute annually at least 90% of its taxable income. In connection with FelCor's election to be taxed as a REIT, FelCor's charter imposes restrictions on the ownership and transfer of shares of its common stock. We expect to make distributions on our units sufficient to enable FelCor to meet its distribution obligations as a REIT. As a result of the passage of the REIT Modernization Act, in 2001 we acquired or terminated all of our hotel leases and contributed them to TRSs. These TRSs are subject to both federal and state income taxes.

EMPLOYEES

         We have no employees. FelCor as our sole general partner performs our management functions. Mr. Thomas J. Corcoran, Jr., FelCor's President and Chief Executive Officer, entered into an employment agreement with FelCor in 1994 that continues in effect until December 31, 2003, and automatically renews for successive one-year terms unless terminated by either party. FelCor's other executive officers have change in control contracts that renew annually. FelCor had 65 full-time employees at December 31, 2002.

         All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by us, and are not our employees.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements and analyses contained in this Annual Report on Form 10-K or that may in the future be made by, or be attributable to, us, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements or in our historical results. Each of the following factors, among others, could adversely affect our ability to meet the current expectations of management.

TERRORIST ACTIVITIES AND THE POTENTIAL OF A MILITARY CONFLICT IN IRAQ HAVE ADVERSELY AFFECTED, AND CREATED UNCERTAINTY IN, OUR BUSINESS

         The terrorist attacks of September 11, 2001, caused a significant disruption in travel-related businesses in the United States. Consistent with the rest of the lodging industry, we experienced substantial declines in occupancy and ADR due to a decline in both business and leisure travel. In 2002, the economic slowdown, the increasing likelihood of war with Iraq and continued threats of terrorism continued to restrict travel and lodging demand. The commencement of war in Iraq, and the actual or threatened bankruptcy of several major airlines could result in further decreases in travel. We are unable to predict with certainty when or if travel and lodging demand will be fully restored to historically normal levels. Military actions against terrorists, new terrorist attacks (actual or threatened), the military conflict in Iraq, and other political or economic events may cause a lengthy period of uncertainty that could continue to adversely affect the lodging industry, including us, as a result of customer reluctance to travel.

OUR FINANCIAL LEVERAGE IS HIGH DUE TO DEPRESSED OPERATING CASH FLOWS

         At December 31, 2002, our consolidated debt of $1.9 billion equaled 65% of our total market capitalization and 41% of our investment in hotel assets, at cost. Our consolidated debt to EBITDA ratio for the year ended December 31, 2002, was 6.1 times. The decline in our revenues and cash flow from operations during 2001 and 2002, have adversely affected our public debt ratings and may limit our access to additional debt capital. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding program and a share repurchase program.

         At December 31, 2002, we had:

         o approximately $1.9 billion in consolidated debt, of which approximately $683 million was secured by mortgages or capital leases; and

         o a ratio of EBITDA to cash interest paid, including interest expense from unconsolidated entities, for the year then ended of 1.9x.

         The current economic slowdown, which began in early 2001 and which was exacerbated by the terrorist attacks of September 11, 2001, has resulted in declines in RevPAR during both 2001 and 2002, compared to the prior years. If the economic slowdown and the reduced RevPAR experienced in 2001 and 2002 worsen, or continue for a protracted period of time, they could have a material adverse effect on our operations and earnings, including our ability to pay distributions and service our debt.

         As a consequence of the economic slowdown in our business, and in the travel and lodging industries generally, Standard & Poor's lowered its ratings on our $1.2 billion in senior unsecured debt from BB- to B+, in February 2003. Although Moody's affirmed its current rating on our senior unsecured debt in February 2003 (Ba3), we remain on negative outlook. Should Moody's downgrade its ratings to B1, the interest rate on $900 million of our $1.2 billion senior unsecured debt would increase by 50 basis points, which would increase our interest expense by approximately $4.5 million on an annual basis.

         Our leverage could have important consequences. For example, it could:

         o limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

         o require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain additional or continued financing;

         o increase our vulnerability to adverse economic and industry conditions, as well as to fluctuations in interest rates;

         o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, payment of distributions or other purposes;

         o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

         o place us at a competitive disadvantage, compared to our competitors that have less debt.

WE HAVE RESTRICTIVE DEBT COVENANTS THAT COULD ADVERSELY AFFECT OUR ABILITY TO RUN OUR BUSINESS

         The indentures governing our existing senior unsecured notes and the agreements governing our line of credit contain various restrictive covenants including, among others, provisions that can restrict our ability to:

         o        incur indebtedness;

         o        make common and preferred distributions;

         o        make investments;

         o make investments in capital expenditures and acquiring hotels in excess of certain amounts;

         o        engage in transactions with affiliates;

         o        incur liens;

         o        merge or consolidate with another person;

         o        dispose of all or substantially all of our assets; and

         o permit limitations on the ability of our subsidiaries to make payments to us.

         These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.

         In addition, some of these agreements require us to maintain certain specified financial ratios. Our ability to comply with such ratios may be adversely affected by events beyond our control.

         In 2002, we entered into two amendments to our line of credit. In June 2002, we amended our line of credit to relax covenant levels to provide us with greater financial flexibility. In December 2002, we further amended our line of credit to relax covenant levels and reduce the line to $300 million from $615 million. The maturity of the line of credit remains at October 31, 2004, but we have the right to extend the maturity date for two consecutive one-year periods, subject to certain conditions. We recorded a $3.2 million expense to write off unamortized deferred financing costs associated with the reduction in our line of credit. Although we were in compliance with our existing covenants prior to the amendments, it was necessary to amend the line of credit in anticipation of a continued negative RevPAR environment. The amended line allows for the relaxation of certain financial covenants through the maturity date, with a step-up in covenants on June 30, 2004, including the unsecured interest coverage, fixed charge coverage, secured leverage, and total leverage tests. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with an added tier to reflect higher permitted leverage. There was no amount outstanding under the facility at December 31, 2002.

         Unless our business and cash flow stabilizes, we may not be able to satisfy the relaxed financial covenant requirements. In such an event, we may need to obtain further amendments from our lenders on the line of credit to continue being able to borrow under it. We are not certain whether, to what extent, or upon what terms the lenders may be willing to continue a relaxation of the covenants. Further amendments to our line of credit may result in additional restrictions on us that, together with any limitation on our ability to borrow under the line, may adversely affect our ability to run our business and manage our financial affairs.

        The breach of any of these covenants and limitations under our line of credit could result in the acceleration of amounts outstanding under our line of credit. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

CONFLICTS OF INTEREST COULD ADVERSELY AFFECT OUR BUSINESS

         Certain FelCor directors. Six Continents Hotels currently manages 82 of our hotels. Richard C. North, who joined FelCor's board during 1998, is the Chief Executive Officer of Six Continents PLC Hotels Division, which, through its affiliates, owns approximately 17% of FelCor's outstanding common stock.

         Issues may arise under the management contracts, and in the allocation of acquisition and management opportunities, that present conflicts of interest due to the relationship of Mr. North to the companies with which he is associated. As an example, in the event we enter into new or additional hotel management contracts or other transactions with Six Continents Hotels, the interests of Mr. North, by virtue of his relationship with Six Continents Hotels, may conflict with our interests. Any increase in management fees payable to Six Continents Hotels may decrease our profits to the benefit of Six Continents Hotels. Also, in the selection of brands under which our hotels will be operated, Mr. North, by virtue of his relationship with Six Continents Hotels, may have interests that conflict with our interests.

         We anticipate that any director who has a conflict of interest with respect to an issue presented to the FelCor board will abstain from voting upon that issue, although he or she will have no legal obligation to do so. We have no provisions in our bylaws or charter that require an interested director to abstain from voting upon an issue. We do not expect to add provisions in our charter and bylaws to this effect. Although each director has a fiduciary duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director's participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

         For information regarding the management agreements entered into by us with Six Continents Hotels and others, reference is made to the description of these agreements under the caption "Management Agreements" in Item 2 of this Annual Report on Form 10-K.

         Adverse tax consequences to affiliates on a sale of some hotels. Mr. Corcoran and Mr. Robert A. Mathewson, a director of FelCor, may incur additional tax liability if we sell our investments in six hotels that we acquired in July 1994 from partnerships in which they were investors. Consequently, our interests could differ from Messrs. Corcoran's and Mathewson's interests in the event that we consider a sale of any of these hotels. Decisions regarding a sale of any of these six hotels must be made by a majority of FelCor's independent directors.

WE MAY BE UNABLE TO REALIZE THE ANTICIPATED BENEFITS OF OUR RENOVATIONS

         The majority of our hotels recently have been substantially renovated, redeveloped and, in some cases, rebranded. The completed improvements may not achieve the results anticipated when we made the decision to invest in the improvements.

WE WILL ENCOUNTER INDUSTRY RELATED RISKS THAT MAY ADVERSELY AFFECT OUR BUSINESS

         The current economic slowdown has had a significant adverse effect on our RevPAR performance and earnings. If it worsens or continues, the effects on our financial condition could be material. We have experienced declines in RevPAR, beginning in March 2001 and continuing through August 2002. A sharper than anticipated decline in business travel was the primary cause of the decline, which was reflected in decreased occupancies, which led to declines in room rates as hotels competed more aggressively for guests, both of which have had a significant adverse effect on our RevPAR and operating performance. On a national basis, the hotel industry experienced a RevPAR decline of 7.0% for the year ended December 31, 2001, and 2.5% for the year ended December 31, 2002. If the economic slowdown worsens, or continues for a protracted period of time, it could have a material adverse effect on our operations, earnings and financial condition.

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

         We face reduced coverages and increased costs of insurance. Following the events of September 11, 2001, certain types of insurance coverage, such as for acts of terrorism, are only available at high cost. In an effort to keep our cost of insurance within reasonable limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 68 of our hotels; the remainder of our hotels participate in general liability programs of our managers, with no deductible. Our property program has a $100,000 all risk deductible, a deductible of 2% of insured value for named windstorm coverage and a deductible of 5% of insured value for California earthquake coverage. Should such uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results and cash flows.

         We have geographic concentrations that may create risks from regional economic and weather conditions. Approximately 54% of our hotel rooms and 56% of our hotel EBITDA for the year ended December 31, 2002, were generated from hotels located in four states: California, Florida, Georgia and Texas. Additionally, we have concentrations in three major metropolitan areas, Atlanta, San Francisco Bay Area and Dallas, which represented approximately 20% of our hotel EBITDA for the year ended December 31, 2002. Therefore, adverse economic or weather conditions in these states or metropolitan areas will have a greater effect on us than similar conditions in other states.

         We have designated 33 hotels as non-strategic and intend to sell them within the next 36 months. We may be unable to sell the 33 hotels at acceptable prices, or at all, within the proposed time frame; and we may be unable to acquire suitable replacement properties at acceptable prices, or at all, which could trigger substantial penalties payable to Six Continents Hotels under our management agreements. Furthermore, if we sell these hotels and fail to reinvest the net proceeds in assets with returns equal to, or better than, the hotels sold, our results of operations will be adversely affected.

         We are subject to possible adverse effects of franchise and licensing agreement requirements. Substantially all of our hotels are operated under existing franchise or license agreements with nationally recognized hotel brands. Each such agreement requires that the licensed hotel be maintained and operated in accordance with specific standards and restrictions in order to maintain uniformity within the franchisor system. Compliance with these standards could require us to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to make distributions to our partners and payments on our indebtedness. Also, changes to these standards could conflict with a hotel's specific business plan or limit our ability to make improvements or modifications to a hotel without the consent of the brand owner.

         If such an agreement terminates due to our failure to make required improvements, we may be liable to the brand manager or franchisor for a termination payment. These termination payments vary by agreement and hotel. The loss of a substantial number of brand licenses, and the related termination payments, could have a material adverse effect on our business because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the brand manager or franchisor. The franchise agreements could also expire or terminate, with specified renewal rights, at various times. As a condition to renew, the franchise agreements could involve a renewal application process that would require substantial capital improvements to be made to the hotels for which we would be responsible. The agreements providing franchise licenses with respect to 15 of our hotels expire within the next five years.

         We are subject to the risks of brand concentration. We are subject to the potential risks associated with concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand. The following percentages of our hotels' EBITDA were generated by hotels operated under each of the indicated brands during the year ended December 31, 2002:

         o        Embassy Suites Hotels                  42%

         o        Holiday Inn-branded hotels             26%

         o        Crowne Plaza                           11%

         o        Sheraton                                8%

         o        Doubletree-branded hotels               6%

        Should any of these brands suffer a significant decline in popularity with the traveling public, it could adversely affect our revenues and profitability.

         We are subject to the risks of hotel operations. Through our ownership of our lessees, we are subject to the risk of fluctuating hotel operating expenses at our hotels, including but not limited to:

         o        wage and benefit costs;

         o        repair and maintenance expenses;

         o        the costs of gas and electricity;

         o the costs of insurance, including health, general liability and workers compensation; and

         o        other operating expenses.

         These operating expenses are more difficult to predict and control than revenue, resulting in an increased risk of volatility in our results of operations.

         The lodging business is seasonal in nature. Generally, hotel revenues for our hotel portfolio are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

         We lack control over the management and operations of our hotels. We are dependent on the ability of unaffiliated third party managers to operate and manage our hotels. In order to maintain FelCor's REIT status, we cannot operate our hotels or any subsequently acquired hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, the salary and benefits provided to hotel employees, the conduct of food and beverage operations and similar matters.

OUR ABILITY TO GROW OR SUSTAIN OUR BUSINESS MAY BE LIMITED BY OUR ABILITY TO ATTRACT DEBT OR EQUITY FINANCING AND WE MAY HAVE DIFFICULTY ACCESSING CAPITAL ON ATTRACTIVE TERMS

         We may not be able to fund future growth and operations solely from cash provided from operating activities because of recent declines in cash flows and our requirement to distribute at least 90% of our taxable income each year to FelCor who, in turn, must distribute it to its stockholders to maintain its status as a REIT. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and discretionary capital improvements and we may be dependent upon our ability to attract debt financing from public or institutional lenders. The capital markets have been adversely affected by the occurrence of recent events, including the possibility of war in Iraq, the terrorist attacks on September 11, 2001, the ongoing war against terrorism by the United States and the bankruptcy of several major companies, such as Enron Corp. These events, or an escalation in the anti-terrorism war, new terrorist attacks, the war in Iraq or additional bankruptcies in the future, could adversely affect the availability and cost of capital for our business. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future growth and operations at an acceptable cost, or at all.

WE OWN AND MAY ACQUIRE INTERESTS IN HOTEL VENTURES WITH THIRD PARTIES THAT EXPOSE US TO SOME RISK OF ADDITIONAL LIABILITIES

         We own, through our subsidiaries, interests in several real estate ventures with third parties. Those ventures that are not consolidated into our financial statements, own a total of 29 hotels, in which we have an aggregate investment of approximately $142 million. The operations of 15 of these hotels are included in our consolidated results of operations due to our ownership of the lessee of the hotels. None of our directors or officers holds any interest in any of these ventures. The ventures and hotels were subject to non-recourse mortgage loans aggregating approximately $268 million at December 31, 2002. Additionally, one joint venture had a $97.6 million advance type construction loan for a residential condominium development that has been guaranteed equally on a several basis by us and our joint venture partner. At December 31, 2002, there was $11.4 million outstanding on this loan, of which we have guaranteed our pro rata share of $5.7 million at December 31, 2002. The personal liability of our subsidiaries under the non-recourse loans is generally limited to the guaranty of the borrowing ventures' personal obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the ventures and other typical exceptions from the non-recourse covenants in the mortgages, such as those relating to environmental liability. We may invest in other ventures in the future that own hotels and have recourse or non-recourse debt financing. If a venture defaults under its mortgage loan, the lender may accelerate the loan and demand payment in full before taking action to foreclose on the hotel. As a partner or member in any of these ventures, our subsidiary may be exposed to liability for claims asserted against the venture, and the venture may not have sufficient assets or insurance to discharge the liability. Our subsidiaries may not legally be able to control decisions being made regarding these ventures and their hotels. In addition, the hotels in a venture may perform at levels below expectations, resulting in the potential for insolvency of the venture unless the partners or members provide additional funds. In some ventures, the partners or members may elect to make additional capital contributions. In many of the foregoing events, we may be faced with the choice of losing our investment in the venture or investing more capital in it with no guaranty of receiving a return on that investment.

FELCOR IS SUBJECT TO POTENTIAL TAX RISKS

         The federal income tax laws governing REITs are complex. FelCor has operated and intends to continue to operate in a manner that is intended to enable them to qualify as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, FelCor cannot be certain that they have been, or will continue to be, successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT.

         Failure to make required distributions would subject FelCor to tax. Each year, a REIT must pay out to its stockholders at least 90% of its taxable income, other than any net capital gain. To the extent that FelCor satisfies the applicable distribution requirement, but distributes less than 100% of their taxable income, they will be subject to federal corporate income tax on their undistributed taxable income. In addition, they will be subject to a 4% nondeductible tax if the actual amount they pay out to their stockholders in a calendar year is less than a minimum amount specified under federal tax laws. FelCor's only source of funds to make such distributions comes from distributions from us. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy the applicable distribution requirement and to avoid corporate income tax and the 4% tax in a particular year.

         Failure to qualify as a REIT would subject FelCor to federal income tax. If FelCor fails to qualify as a REIT in any taxable year, they would be subject to federal income tax on their taxable income. We might need to borrow money or sell hotels in order to distribute to FelCor the funds to pay any such tax. If FelCor ceases to be a REIT, they no longer would be required to distribute most of their taxable income to their stockholders. Unless their failure to qualify as a REIT were excused under federal income tax laws, FelCor could not re-elect REIT status until the fifth calendar year following the year in which they failed to qualify.

         Failure to have distributed earnings and profits of Bristol Hotel Company in 1998 could cause FelCor to fail to qualify as a REIT. At the end of any taxable year, a REIT may not have any accumulated earnings and profits, described generally for federal income tax purposes as cumulative undistributed net income, from a non-REIT corporation. In connection with the merger of Bristol Hotel Company, or Bristol, with and into FelCor in 1998, Arthur Andersen LLP prepared and provided to FelCor its computation of Bristol's accumulated earnings and profits through the date of the merger, and FelCor made a corresponding special distribution to their stockholders. However, the determination of accumulated earnings and profits for federal income tax purposes is extremely complex and the computations by any professional service firm are not binding upon the Internal Revenue Service. Should the Internal Revenue Service successfully assert that Bristol's accumulated earnings and profits were greater than the amount so distributed by FelCor, they may fail to qualify as a REIT. Alternatively, the Internal Revenue Service may permit FelCor to avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits of Bristol. There can be no assurance, however, that FelCor would be able to make any such required distribution or that the Internal Revenue Service would not assert loss of REIT status as the penalty for failing to distribute any accumulated earnings and profits of Bristol in 1998.

        A sale of assets acquired from Bristol within ten years after the merger may result in corporate income tax. If we sell any asset acquired from Bristol within ten years after our merger with Bristol, and we recognize a taxable gain on the sale, we will be taxed at the highest corporate rate on an amount equal to the lesser of:

         o        the amount of gain that we recognize at the time of the sale;
                  or

         o the amount of gain that we would have recognized if we had sold the asset at the time of the Bristol merger for its then fair market value.

         The sales of Bristol hotels that have been made to date have not resulted in any material amount of tax liability. If we are successful in selling the hotels that we have designated as non-strategic, the majority of which are Bristol hotels, we could incur corporate income tax with respect to the related built in gain, the amount of which cannot yet be determined.

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

         Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We believe that our hotels substantially comply with the requirements of the Americans with Disabilities Act and other applicable laws. However, a determination that the hotels are not in compliance with such laws could result in liability for both governmental fines and payments to private parties. If we were required to make unanticipated major modifications to the hotels to comply with the requirements of the Americans with Disabilities Act and other similar laws, it could adversely affect our ability to make distributions to our partners and to pay our obligations.

FELCOR'S CHARTER CONTAINS LIMITATIONS ON OWNERSHIP AND TRANSFER OF SHARES OF ITS STOCK THAT COULD ADVERSELY AFFECT ATTEMPTED TRANSFERS OF FELCOR COMMON STOCK

         To maintain FelCor's status as a REIT, no more than 50% in value of their outstanding stock may be owned, actually or constructively, under the applicable tax rules, by five or fewer persons during the last half of any taxable year. FelCor's charter prohibits, subject to some exceptions, any person from owning more than 9.9%, as determined in accordance with the Internal Revenue Code and the Exchange Act, of the number of outstanding shares of any class of its stock. FelCor's charter also prohibits any transfer of their stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in their failure to qualify as a REIT. Any attempted transfer of shares in violation of the charter prohibitions will be void, and the intended transferee will not acquire any right in those shares. FelCor has the right to take any lawful action that they believe necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve their status as a REIT, including refusing to recognize any transfer of stock in violation of its charter.

SOME PROVISIONS IN ITS CHARTER AND BYLAWS AND MARYLAND LAW MAKE A TAKEOVER OF FELCOR MORE DIFFICULT

         Ownership Limit. The ownership and transfer restrictions of FelCor's charter may have the effect of discouraging or preventing a third party from attempting to gain control of us without the approval of FelCor's board of directors. Accordingly, it is less likely that a change in control, even if beneficial to partners, could be effected without the approval of FelCor's board.

         Staggered Board. FelCor's board of directors is divided into three classes. Directors in each class are elected for terms of three years. As a result, the ability of stockholders to effect a change in control of FelCor through the election of new directors is limited by the inability of stockholders to elect a majority of their board at any particular meeting.

         Authority to Issue Additional Shares. Under FelCor's charter, their board of directors may issue preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by FelCor's board that may delay or prevent a change in control of FelCor, even if the change is in the best interests of its stockholders or our partners. FelCor currently has outstanding 5,980,475 shares of their Series A preferred stock and 67,758 shares, represented by 6,775,800 depositary shares, of their Series B preferred stock. FelCor has contributed the proceeds of all of its preferred stock to us in exchange for preferred units. The preference on these units is the same as FelCor's preferred stock. The preferred stock and units reduce the amount of distributions available, and has distribution, liquidation and other rights superior, to the holders of FelCor's common stock and our common units.

         Maryland Takeover Statutes. As a Maryland corporation, FelCor is subject to various provisions under the Maryland General Corporation Law, including the Maryland business combination statute, that may have the effect of delaying or preventing a transaction or a change in control that might involve a premium price for the stock or otherwise be in the best interests of stockholders. Under the Maryland business combination statute, some "business combinations," including some issuances of equity securities, between a Maryland corporation and an "interested stockholder," which is any person who beneficially owns 10% or more of the voting power of the corporation's shares, or an affiliate of that stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Any of these business combinations must be approved by a stockholder vote meeting two separate super majority requirements unless, among other conditions, the corporation's common stockholders receive a minimum price, as defined in the statute, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. FelCor's charter currently provides that the Maryland control share statute will not apply to any of their existing or future stock. That statute may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. To the extent these or other laws are applicable to FelCor or us, they may have the effect of delaying or preventing a change in control of FelCor even though beneficial to FelCor's stockholders.

ITEM 2. PROPERTIES

         We own a diversified portfolio of nationally branded, upscale and full-service hotels managed by its strategic brand managers, which are Hilton, Six Continents Hotels, and Starwood. We are competitively positioned, with a strong management team, strategic brand manager alliances, diversified upscale and full-service hotels, and value creation expertise.

         We consider our hotels, generally, to be high quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are located in 35 states and Canada, and are situated primarily in major markets near airport, suburban or downtown areas. The following tables illustrate the distribution of our hotels.

TOP TEN MARKETS                 HOTELS       ROOMS         % OF TOTAL ROOMS       % OF 2002 EBITDA
---------------                 ------       -----         ----------------       ----------------
Atlanta                            10        3,061                7%                      8%
Dallas                             17        5,273               11                       7
San Francisco Bay area              9        3,255                7                       5
New Orleans                         2          746                2                       4
Orlando                             6        2,220                5                       4
Philadelphia                        3        1,174                3                       4
Houston                             5        1,696                4                       3
Phoenix                             4        1,027                2                       3
Minneapolis                         4          955                2                       3
Chicago                             4        1,239                3                       3


TOP FOUR STATES                 HOTELS       ROOMS         % OF TOTAL ROOMS       % OF 2002 EBITDA
---------------                 ------       -----         ----------------       ----------------
California                         19        6,026               13%                     19%
Texas                              36       10,366               22                      16
Florida                            16        5,346               12                      12
Georgia                            12        3,415                7                       9


LOCATION                        HOTELS       ROOMS         % OF TOTAL ROOMS       % OF 2002 EBITDA
--------                        ------       -----         ----------------       ----------------
Suburban                           79       19,615               42%                     43%
Urban                              31       10,483               23                      27
Airport                            33        9,711               21                      21
Highway                            14        2,954                6                       3
Resort                             12        3,678                8                       6


CATEGORIES AS DEFINED BY
SMITH TRAVEL RESEARCH           HOTELS       ROOMS         % OF TOTAL ROOMS       % OF 2002 EBITDA
---------------------           ------       -----         ----------------       ----------------
Upper upscale                      85       21,596               47%                     59%
Midscale full service              55       17,050               36                      28
Upscale                            20        6,457               14                      11
Limited service                     9        1,338                3                       2

         Our hotels have an average of approximately 275 rooms, with eight of them having more than 500 rooms. Although obsolescence arising from age and condition of facilities can adversely affect our hotels, we have invested in excess of $600 million, in the aggregate, during the past five years to upgrade, renovate and/or redevelop our hotels to enhance their competitive position. We are committed to maintaining the high standards of our hotels and spend at least 4% of hotel revenues annually for maintenance and repair programs, in addition to necessary capital.

HOTEL BRANDS

         A key part of our business strategy is to have our hotels managed by one of our strategic brand managers. Our hotels are operated under some of the nation's most recognized and respected hotel brands. We maintain strategic relationships with our brand owners, who also manage substantially all of our hotels. We are the owner of the largest number of Embassy Suites Hotels, Crowne Plaza, Holiday Inn and independently owned Doubletree-branded hotels. The following table illustrates the distribution of our hotels among these premier brands.

                               BRAND DISTRIBUTION

BRAND                          HOTELS       ROOMS         % OF TOTAL ROOMS       % OF 2002 EBITDA
-----                          ------       -----         ----------------       ----------------
Embassy Suites                    59       14,842               32%                     42%
Holiday Inn-branded               53       16,019               34                      26
Crowne Plaza                      18        5,963               13                      11
Sheraton-branded                  10        3,269                7                       8
Doubletree-branded                13        2,675                6                       6
Other                             16        3,673                8                       7

HOTEL OPERATING STATISTICS

         The following tables set forth historical occupied rooms, or Occupancy, ADR and RevPAR at December 31, 2002 and 2001, and the percentage changes therein between the periods presented for our 169 consolidated hotels:

                     OPERATING STATISTICS BY BRAND

                                              OCCUPANCY (%)
                                    --------------------------------
                                    2002         2001     % VARIANCE
                                    ----         ----     ----------
Embassy Suites hotels               67.5         67.0         0.8
Doubletree-branded hotels           65.7         65.8        (0.1)
Holiday Inn-branded hotels          61.7         64.8        (4.9)
Crowne Plaza hotels                 58.7         60.1        (2.3)
Sheraton-branded hotels             58.0         62.2        (6.8)
Other hotels                        58.9         58.4         1.0
     Total hotels                   62.4         64.2        (2.8)

                                                 ADR ($)
                                    --------------------------------
                                    2002         2001     % VARIANCE
                                    ----         ----     ----------
Embassy Suites hotels              118.58       127.90       (7.3)
Doubletree-branded hotels           99.20       105.16       (5.7)
Holiday Inn-branded hotels          80.33        83.74       (4.1)
Crowne Plaza hotels                 94.05       101.62       (7.5)
Sheraton-branded hotels            100.84       109.14       (7.6)
Other hotels                        95.96       100.14       (4.2)
     Total hotels                   97.90       103.56       (5.5)

                                               REVPAR ($)
                                    --------------------------------
                                         YEAR ENDED DECEMBER 31,
                                    --------------------------------
                                    2002         2001     % VARIANCE
                                    ----         ----     ----------
Embassy Suites hotels               80.08        85.66       (6.5)
Doubletree-branded hotels           65.22        69.22       (5.8)
Holiday Inn-branded hotels          49.54        54.27       (8.7)
Crowne Plaza hotels                 55.24        61.12       (9.6)
Sheraton-branded hotels             58.48        67.92      (13.9)
Other hotels                        56.57        58.45       (3.2)
     Total hotels                   61.14        66.51       (8.1)

                  OPERATING STATISTICS FOR OUR TOP TEN MARKETS

                                              OCCUPANCY (%)
                                    --------------------------------
                                    2002         2001     % VARIANCE
                                    ----         ----     ----------
Atlanta                               68.0       68.0           -
Dallas                                48.0       55.3         (13.2)
San Francisco Bay area                66.7       69.0          (3.4)
New Orleans                           65.7       69.7          (5.7)
Orlando                               66.4       67.5          (1.6)
Philadelphia                          62.3       62.6          (0.4)
Houston                               63.2       72.7         (13.1)
Phoenix                               66.5       61.6           8.0
Minneapolis                           67.2       65.8           2.1
Chicago                               63.1       64.4          (2.0)

                                                 ADR ($)
                                    --------------------------------
                                    2002         2001     % VARIANCE
                                    ----         ----     ----------
Atlanta                               90.02     96.29          (6.5)
Dallas                                88.23     89.38          (1.3)
San Francisco Bay area               117.11    144.47         (18.9)
New Orleans                          136.26    141.21          (3.5)
Orlando                               79.26     86.70          (8.6)
Philadelphia                         117.54    115.16           2.1
Houston                               74.84     78.72          (4.9)
Phoenix                              110.63    124.06         (10.8)
Minneapolis                          124.54    128.91          (3.4)
Chicago                              120.95    133.77          (9.6)


                                               REVPAR ($)
                                    --------------------------------
                                    2002         2001     % VARIANCE
                                    ----         ----     ----------
Atlanta                               61.22     65.44          (6.5)
Dallas                                42.34     49.43         (14.3)
San Francisco Bay area                78.09     99.75         (21.7)
New Orleans                           89.50     98.40          (9.1)
Orlando                               52.66     58.54         (10.1)
Philadelphia                          73.23     72.05           1.6
Houston                               47.30     57.27         (17.4)
Phoenix                               73.56     76.36          (3.7)
Minneapolis                           83.68     84.83          (1.4)
Chicago                               76.37     86.15         (11.4)

   Embassy Suites Hotels

         Embassy Suites Hotels are upscale, full-service, all-suite hotels designed to attract frequent business travelers, leisure travelers and weekend guests. Embassy Suites Hotels typically offer numerous services and amenities, such as:

         o two-room suites, containing two telephones, a mini-refrigerator, coffeemaker, microwave oven, wet bar, and two color televisions;

         o        complimentary, cooked-to-order breakfast;

         o complimentary cocktails during two hours every evening, subject to local laws and regulations, in an atrium environment; and

         o        business centers equipped with fax and copy machines.

   Holiday Inn and Holiday Inn Select Hotels

         The Holiday Inn brand is positioned to attract the business and leisure traveler seeking up-to-date products and features, value and friendly service. Holiday Inn hotels typically offer a full-service restaurant and lounge, swimming pool, meeting and banquet facilities, optional fitness center and electronic locks. In-room amenities generally include a hair dryer, coffeemaker and iron. The Holiday Inn name is recognized around the world, with more than 1,500 hotels currently being operated under this brand.

         The Holiday Inn Select hotels focus on the business traveler. Each room offers a residential decor with a well-lit work area, including a dataport and voicemail, and in-room coffeemakers. Amenities offered at the Holiday Inn Select hotels generally include full business services, such as photocopying and telecopying, meeting capabilities for small to mid-size groups, exercise facilities and a full-service restaurant and lounge.

         The Holiday Inn, Holiday Inn Select and Crowne Plaza brands are part of the family of brands owned, operated and franchised by Six Continents Hotels. Six Continents Hotels owns, operates or franchises more than 3,300 hotels with approximately 515,000 guest rooms in nearly 100 countries around the world.

   Crowne Plaza Hotels

         Crowne Plaza hotels offer upscale accommodations for business and leisure travelers looking for a full range of services. Guests receive personalized attention through a wide variety of premium guest service offerings which typically include: fully appointed guest rooms with ample work areas, a full complement of business services, excellent dining choices, quality fitness facilities and comprehensive meeting capabilities. There are currently 193 Crowne Plaza hotels in 49 countries around the world.

   Doubletree and Doubletree Guest Suites Hotels

         Doubletree hotels and Doubletree Guest Suites are part of an upscale, full-service hotel chain that primarily serves major metropolitan areas and leisure destinations. Each property attempts to reflect the local or regional environment in its design. Typical properties offer a full-service restaurant and lounge, room service, swimming pool, health club, complete meeting and banquet facilities, oversized guest rooms and luxury amenities.

   Sheraton and Sheraton Suites

         Sheraton hotels, including Sheraton Suites, are part of Starwood, which owns the Sheraton, Westin and other brand names. There are currently more than 400 Sheraton hotels and resorts in over 70 countries. Sheraton hotels typically offer a wide variety of on-site business services, a full range of amenities and rooms that feature generous work spaces. In more than 150 locations, Sheraton Smart Rooms feature ergonomically designed chairs, ample task lighting, modem hookups and personalized voice mail, as well as printing, copying and faxing capabilities. Starwood owns, leases, manages or franchises more than 750 properties in over 80 countries.

   Other Hotels

         As of December 31, 2002, 19 of our hotels were operated under other brands, as follows:

         o        Hampton Inn (5 hotels);

         o        Holiday Inn Express (3 hotels);

         o        Harvey Hotel (4 hotels);

         o        Hilton Suites (1 hotel);

         o        Homewood Suites (1 hotel);

         o        Westin (1 hotel);

         o        Wyndham(1) (1 hotel); and

         o        Independent (3 hotels).

------------------
(1)       This hotel is scheduled to convert to a Hilton in April 2003.

HOTEL PORTFOLIO

    The following table sets forth certain descriptive information regarding our hotels at December 31, 2002:

    Hotel                                          State          Rooms   % Owned (1)    Brand
    -----                                          -----          -----   -----------    -----
Consolidated operations:
Birmingham(2)                                        AL            242                  Embassy Suites
Montgomery (East I-85)(2)                            AL            213                  Holiday Inn
Texarkana (I-30)                                     AR            210                  Holiday Inn
Flagstaff                                            AZ            119                  Embassy Suites
Phoenix (Airport - 44th St.)                         AZ            229                  Embassy Suites
Phoenix (Camelback)                                  AZ            232                  Embassy Suites
Phoenix (Crescent)(2)                                AZ            342                  Sheraton
Tempe (ASU)(2)                                       AZ            224                  Embassy Suites
Anaheim (Disney Area)(2)                             CA            222                  Embassy Suites
Burlingame (SF-Airport South)                        CA            340                  Embassy Suites
Covina (I-10)(2)                                     CA            259         50%      Embassy Suites
Dana Point - Doheny Beach                            CA            195                  Doubletree Guest Suites
El Segundo (LAX-Airport South)                       CA            349         97%      Embassy Suites
Irvine (Orange County Airport)                       CA            335                  Crowne Plaza
Milpitas (Silicon Valley)(2)                         CA            266                  Embassy Suites
Milpitas (San Jose-North)                            CA            305                  Crowne Plaza
Napa Valley(2)                                       CA            205                  Embassy Suites
Oxnard (Mandalay Beach Resort)                       CA            248                  Embassy Suites
Palm Desert(2)                                       CA            198                  Embassy Suites
Pleasanton (San Ramon Area)                          CA            244                  Crowne Plaza
Santa Barbara (Goleta)(2)                            CA            160                  Holiday Inn
San Diego (On the Bay)                               CA            600                  Holiday Inn
San Francisco (Financial District-Chinatown)         CA            565                  Holiday Inn
San Francisco (Fisherman's Wharf)                    CA            585                  Holiday Inn
San Francisco (Airport Burlingame)(2)                CA            312                  Embassy Suites
San Francisco (Union Square)                         CA            403                  Crowne Plaza
San Rafael (Marin County)(2)                         CA            235         50%      Embassy Suites
Aurora (Denver-Southeast)                            CO            248         90%      Doubletree
Avon (Beaver Creek Lodge)                            CO             72                  Independent
Hartford (Downtown)                                  CT            350                  Crowne Plaza
Stamford                                             CT            383                  Holiday Inn Select
Wilmington                                           DE            244         90%      Doubletree
Boca Raton                                           FL            263                  Embassy Suites
Cocoa Beach (Oceanfront Resort)                      FL            500                  Holiday Inn
Deerfield Beach (Resort)(2)                          FL            244                  Embassy Suites
Ft. Lauderdale (17th Street)(2)                      FL            358                  Embassy Suites
Ft. Lauderdale (Cypress Creek)(2)                    FL            253                  Sheraton Suites
Jacksonville (Bay Meadows)                           FL            277                  Embassy Suites
Kissimmee (Nikki Bird Resort)                        FL            530                  Holiday Inn
Miami (Airport LeJeune Center)                       FL            304                  Crowne Plaza
Miami (Airport)(2)                                   FL            316                  Embassy Suites
Lake Buena Vista (Walt Disney World Resort)          FL            229                  Doubletree Guest Suites
Orlando (Airport)                                    FL            288                  Holiday Inn Select
Orlando (International Drive Resort)                 FL            652                  Holiday Inn
Orlando (North)                                      FL            277                  Embassy Suites
Orlando (International Drive/Convention Center)(2)   FL            244                  Embassy Suites
Tampa (Busch Gardens)                                FL            408                  Holiday Inn

    Hotel                                          State          Rooms   % Owned (1)    Brand
    -----                                          -----          -----   -----------    -----
Tampa                                                FL            203                  Doubletree Guest Suites
Atlanta (Airport)                                    GA            378                  Crowne Plaza
Atlanta (Airport)                                    GA            233                  Embassy Suites
Atlanta (Airport-Gateway)                            GA            395                  Sheraton
Atlanta (Airport-North)(2)                           GA            493                  Holiday Inn
Atlanta (Buckhead)(2)                                GA            317                  Embassy Suites
Atlanta (Galleria)(2)                                GA            278                  Sheraton Suites
Atlanta (South I-75 & US 41)(2)                      GA            180                  Holiday Inn
Atlanta (Perimeter Center)(2)                        GA            241         50%      Embassy Suites
Atlanta (Perimeter-Dunwoody)(2)                      GA            250                  Holiday Inn Select
Atlanta (Powers Ferry)(2)                            GA            296                  Crowne Plaza
Brunswick                                            GA            130                  Embassy Suites
Columbus (North I-185 at Peachtree Mall)             GA            224                  Holiday Inn
Chicago (Allerton)                                   IL            443                  Crowne Plaza
Chicago (Lombard-Oak Brook)(2)                       IL            262         50%      Embassy Suites
Chicago (O'Hare Airport)(2)                          IL            297                  Sheraton Suites
Deerfield (Northbrook)(2)                            IL            237                  Embassy Suites
Moline (Quad Cities)                                 IL            138                  Hampton Inn
Moline (Airport)                                     IL            216                  Holiday Inn
Moline (Airport Area)                                IL            110                  Holiday Inn Express
Indianapolis (North)(2)                              IN            221         50%      Embassy Suites
Davenport (Quad Cities)                              IA            132                  Hampton Inn
Davenport                                            IA            279                  Holiday Inn
Overland Park(2)                                     KS            199         50%      Embassy Suites
Lexington                                            KY            174                  Hilton Suites
Lexington(2)                                         KY            155                  Sheraton Suites
Baton Rouge(2)                                       LA            223                  Embassy Suites
New Orleans(2)                                       LA            372                  Embassy Suites
New Orleans (French Quarter)(2)                      LA            374                  Holiday Inn
Boston (Government Center)                           MA            303                  Holiday Inn Select
Boston (Marlborough)(2)                              MA            229                  Embassy Suites
Baltimore (BWI Airport)                              MD            251         90%      Embassy Suites
Troy                                                 MI            251         90%      Embassy Suites
Bloomington                                          MN            219                  Embassy Suites
Minneapolis (Airport)(2)                             MN            310                  Embassy Suites
Minneapolis (Downtown)                               MN            216                  Embassy Suites
St. Paul (Downtown)                                  MN            210                  Embassy Suites
Kansas City (Plaza)(2)                               MO            266         50%      Embassy Suites
Kansas City (Northeast)                              MO            167                  Holiday Inn
St. Louis (Downtown)                                 MO            297                  Embassy Suites
St. Louis (Westport)(2)                              MO            316                  Holiday Inn
Jackson (Downtown)(2)                                MS            354                  Crowne Plaza
Jackson (North)(2)                                   MS            222                  Holiday Inn & Suites
Olive Branch (Whispering Woods Hotel and             MS            181                  Independent
     Conference Center)
Charlotte(2)                                         NC            274         50%      Embassy Suites
Charlotte (SouthPark)                                NC            208                  Doubletree Guest Suites
Raleigh (Crabtree)(2)                                NC            225         50%      Embassy Suites
Raleigh                                              NC            203                  Doubletree Guest Suites
Omaha (Central)                                      NE            187                  Doubletree Guest Suites
Omaha (Central)                                      NE            131                  Hampton Inn
Omaha (Central-I-80)                                 NE            383                  Holiday Inn
Omaha (Old Mill)                                     NE            223                  Crowne Plaza

    Hotel                                          State          Rooms   % Owned (1)    Brand
    -----                                          -----          -----   -----------    -----
Omaha (Southwest)                                    NE            131                  Hampton Inn
Omaha (Southwest)                                    NE             78                  Holiday Inn Express & Suites
Omaha                                                NE            108                  Homewood Suites
Parsippany(2)                                        NJ            274         50%      Embassy Suites
Piscataway(2)                                        NJ            224                  Embassy Suites
Secaucus (Meadowlands)                               NJ            304                  Crowne Plaza
Secaucus (Meadowlands)                               NJ            261         50%      Embassy Suites
Albuquerque (Mountainview)                           NM            360                  Holiday Inn
Syracuse                                             NY            215                  Embassy Suites
Cleveland (Downtown)                                 OH            268                  Embassy Suites
Columbus                                             OH            194                  Doubletree Guest Suites
Dayton(2)                                            OH            137                  Doubletree Guest Suites
Tulsa (I-44)                                         OK            244                  Embassy Suites
Philadelphia (Center City)                           PA            445                  Crowne Plaza
Philadelphia (Historic District)(2)                  PA            364                  Holiday Inn
Philadelphia (Society Hill)(2)                       PA            365                  Sheraton
Pittsburgh (At University Center)(2)                 PA            251                  Holiday Inn Select
Charleston (Mills House)                             SC            214                  Holiday Inn
Greenville (Roper Mountain Road)                     SC            208                  Crowne Plaza
Myrtle Beach (Kingston Plantation)                   SC            255                  Embassy Suites
Myrtle Beach(3)                                      SC            385                  Wyndham
Knoxville (Central at Papermill Road)                TN            240                  Holiday Inn
Nashville (Airport/Opryland Area)                    TN            296                  Embassy Suites
Nashville                                            TN            138                  Doubletree Guest Suites
Nashville (Opryland/Airport)                         TN            382                  Holiday Inn Select
Addison (North Dallas)                               TX            429                  Crowne Plaza
Amarillo (I-40)                                      TX            248                  Holiday Inn
Austin (North) (2)                                   TX            260         50%      Embassy Suites
Austin                                               TX            189         90%      Doubletree Guest Suites
Austin (Town Lake)                                   TX            320                  Holiday Inn
Beaumont (Midtown I-10)                              TX            190                  Holiday Inn
Corpus Christi(2)                                    TX            150                  Embassy Suites
Dallas (Alpha Road)(4)                               TX            114                  Independent
Dallas (Campbell Centre)                             TX            300         90%      Doubletree
Dallas (DFW Airport-North - Irving)                  TX            506                  Harvey Hotel
Dallas (DFW Airport-North - Irving)(2)               TX            164                  Harvey Suites
Dallas (DFW Airport-South - Irving)                  TX            305                  Embassy Suites
Dallas (Downtown-West End)                           TX            311                  Hampton Inn
Dallas (Love Field)(2)                               TX            248                  Embassy Suites
Dallas (Market Center)(2)                            TX            354                  Crowne Plaza
Dallas (Market Center)(2)                            TX            244                  Embassy Suites
Dallas (Park Central)                                TX            295                  Crowne Plaza Suites
Dallas (Park Central)                                TX            279                  Embassy Suites
Dallas (Park Central)(2)                             TX            313                  Harvey Hotel
Dallas (Park Central)                                TX            438         60%      Sheraton
Dallas (Park Central)                                TX            536         60%      Westin
Houston (I-10 West)                                  TX            349                  Holiday Inn Select
Houston (Intercontinental Airport)(2)                TX            415                  Holiday Inn
Houston (Medical Center)(2)                          TX            293                  Crowne Plaza
Houston (Medical Center)(2)                          TX            284                  Holiday Inn & Suites
Houston (Greenway Plaza)(2)                          TX            355                  Holiday Inn Select
Midland (Country Villa)                              TX            250                  Holiday Inn
Odessa                                               TX            186                  Holiday Inn Express & Suites

    Hotel                                          State          Rooms   % Owned (1)    Brand
    -----                                          -----          -----   -----------    -----
Odessa (Centre)                                      TX            245                  Holiday Inn & Suites
Plano(2)                                             TX            279                  Harvey Hotel
Plano                                                TX            160                  Holiday Inn
San Antonio (Airport)(2)                             TX            261         50%      Embassy Suites
San Antonio (Downtown)                               TX            315                  Holiday Inn
San Antonio (International Airport)                  TX            397                  Holiday Inn Select
San Antonio (Northwest I-10)(2)                      TX            216         50%      Embassy Suites
Waco (I-35)                                          TX            170                  Holiday Inn
Salt Lake City (Airport)                             UT            191                  Holiday Inn
Burlington(2)                                        VT            309                  Sheraton
Vienna (Tysons Corner)(2)                            VA            437         50%      Sheraton Premiere

Canadian Hotels:
Cambridge                                            Ontario       143                  Holiday Inn
Kitchener (Waterloo)                                 Ontario       182                  Holiday Inn
Peterborough (Waterfront)                            Ontario       153                  Holiday Inn
Sarnia                                               Ontario       151                  Holiday Inn
Toronto (Airport)                                    Ontario       445                  Holiday Inn Select
Toronto (Yorkdale)                                   Ontario       370                  Holiday Inn

Unconsolidated operations:
Scottsdale (Downtown)(2)                             AZ            218         50%      Fairfield Inn
Atlanta (Downtown)(2)                                GA            211         50%      Courtyard by Marriott
Atlanta (Downtown)(2)                                GA            242         50%      Fairfield Inn
Great Bend(2)                                        KS            174         50%      Holiday Inn
Hays(2)                                              KS            117         50%      Hampton Inn
Hays(2)                                              KS            191         50%      Holiday Inn
Salina(2)                                            KS            195         50%      Holiday Inn
Salina (I-70) (2)                                    KS             93         50%      Holiday Inn Express & Suites
New Orleans (Chateau LeMoyne)(2)                     LA            171         50%      Holiday Inn
Dallas (Regal Row)(2)                                TX            204         50%      Fairfield Inn
Houston (I-10 East)(2)                               TX            160         50%      Fairfield Inn
Houston (I-10 East)(2)                               TX             90         50%      Hampton Inn
Houston (Near the Galleria)(2)                       TX            209         50%      Courtyard by Marriott
Houston (Near the Galleria)(2)                       TX            107         50%      Fairfield Inn

----------------------------

         (1) We own 100% of the real estate interests unless otherwise noted.

         (2)      Encumbered by mortgage debt.

         (3)      Conversion to a Hilton hotel is expected in April 2003.

         (4)      Converted to a Staybridge Suites hotel in March 2003.

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

         The management agreements governing the operation of 95 of our hotels that are (i) managed by Six Continents Hotels or Starwood under brands owned by them, or (ii) managed by Hilton under the Doubletree brand, contain the right and license to operate the hotels under the specified brands. No separate franchise agreements are required for the operation of these hotels.

         Management Fees and Performance Standards. Under the management agreements with Six Continents Hotels, the TRS lessees generally pay Six Continents Hotels a basic management fee for each hotel equal to 2% of total revenue of the hotel plus 5% of the room revenue of the hotel for each fiscal month during the initial term and any renewal term. The basic management fees owed under the other management agreements are generally as follows:

         o Doubletree -- between 2% and 3% of the hotel's total revenue per month;

         o        Sheraton -- 2% of the hotel's total revenue per month; and

         o Embassy Suites Hotels -- 2% of the hotel's total revenue per month.

         Under the management agreements with Six Continents Hotels, the TRS lessees are required to pay an incentive management fee based on the performance of all the managed hotels, considered in the aggregate. The incentive management fee is computed as a percentage of hotel profits in excess of specified returns to us, based on our investment in the managed hotels. The management agreements with the other managers generally provide for an incentive management fee based on a percentage of the TRS lessee's net income before overhead, on a hotel by hotel basis.

         Term and Termination. The management agreements with Six Continents Hotels generally have initial terms of 12 to 17 years. Six Continents Hotels may renew the management agreements for one additional five-year term on mutually acceptable terms and conditions, provided the hotel meets certain performance standards. The TRSs may elect not to continue to operate the hotels under the brand beyond the expiration of the initial term, however such election will give Six Continents Hotels the right to force us to sell such hotel to it at an appraised value. The management agreements with the other managers generally have initial terms of between 10 and 20 years, and the agreements are generally renewable beyond the initial term for a period or periods of between five and 10 years only upon the mutual written agreement of the parties. Management agreements covering 64 of our hotels expire, subject to any renewal rights, within the next five years.

         The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations. Upon termination by either party for any reason the TRSs generally will pay all amounts due and owing under the management agreement through the effective date of such termination. Under the Six Continents Hotels management agreements, if we sell any individual hotel, we may be required to pay Six Continents Hotels a monthly replacement management fee equal to the existing fee structure for up to one year. In addition, if a TRS breaches the agreement, resulting in a default and termination thereof, or otherwise causes or suffers a termination for any reason other than an event of default by Six Continents Hotels, the TRS may be liable for liquidated damages under the terms of the management agreement. However, if the termination results from the sale of a hotel, no such liquidated damages will be owed if the net proceeds of the sold hotel are reinvested to purchase one or more hotels licensed and managed by Six Continents Hotels within one year from the sale of the hotel.

         Assignment. Generally, neither party to the management agreements has the right to sell, assign or transfer the agreements to an unaffiliated third party without the prior written consent of the other party to the agreement, which consent shall not be unreasonably withheld. A change in control of either party will generally require the other's consent, which may not be unreasonably withheld.

FRANCHISE AGREEMENTS

         With the exception of our 95 hotels whose rights to use a brand name are contained in the management agreement governing their operations and our seven hotels that do not operate under a nationally recognized brand name, each of our hotels operates under a franchise or license agreement. Of our 67 hotels that are operated under a franchise or license agreement, 59 are operated under the Embassy Suites Hotels brand.

         The Embassy Suites Hotels franchise license agreements to which we are a party grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furnishings, furniture and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements.

         Typically, our Embassy Suites Hotels franchise license agreements provide for payment to the franchisor of a license fee or royalty of 4% of suite revenues. In addition, we pay approximately 3.5% of suite revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels.

         Our typical Embassy Suites Hotels franchise license agreement provides for a term of 20 years, but we have a right to terminate the license for any particular hotel on the 10th or 15th anniversary of the agreement upon payment by us of an amount equal to the fees paid to the franchisor with respect to that hotel during the two preceding years. The agreements provide us with no renewal or extension rights. The agreements are not assignable by us and a change in control of the franchisee will constitute a default on our part. In the event we breach one of these agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years. Franchise license agreements covering nine of our Embassy Suites Hotels expire within the next five years.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is not an established public trading market for our common units. The units, however, are redeemable at the option of the holder for a like number of shares of common stock of FelCor or, at the option of FelCor, for the cash equivalent thereof. The following information is provided regarding the common stock of FelCor. FelCor's common stock is traded on the New York Stock Exchange under the symbol "FCH." The following table sets forth for the indicated periods the high and low sale prices for its common stock, as traded on that exchange.

                                                                  HIGH        LOW
                                                                  ----        ---
                            2001
First quarter...............................................      $24.94      $22.14
Second quarter..............................................       24.75       20.90
Third quarter...............................................       24.23       11.90
Fourth quarter..............................................       17.20       12.80

                            2002
First quarter...............................................       22.00       16.20
Second quarter..............................................       21.73       17.25
Third quarter...............................................       18.74       12.46
Fourth quarter..............................................       13.15       10.12

STOCKHOLDER INFORMATION

         At March 17, 2003, FelCor had approximately 465 holders of record of their common stock and approximately 55 holders of record of their Series A preferred stock (which is convertible into common stock). It is estimated that there were approximately 16,200 beneficial owners, in the aggregate, of FelCor's common stock and Series A preferred stock at that date. At March 17, 2003, we had approximately 36 holders of record of our common units.

         IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO FELCOR'S QUALIFICATION AS A REIT, FELCOR'S CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.

DISTRIBUTION INFORMATION

         We have, historically, had a policy of paying regular quarterly distributions on our common units, and cash distributions have been paid on our common units with respect to each quarter since our inception. However, on February 4, 2003, we announced that, as the result of the uncertain political environment and soft business climate, together with the risk of further margin deterioration should we continue to experience declines in our portfolio's average daily rate, we do not expect FelCor's board of directors to declare future common distributions until there is a 2 to 4% increase in hotel RevPAR. We currently expect to determine the amount of each future quarterly common and preferred distribution, if any, based upon the operating results of that quarter, economic conditions and other operating trends. Future distributions, if any, paid by us will be at the discretion of FelCor's board of directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements for FelCor under the REIT provisions of the Internal Revenue Code and such other factors as FelCor's board of directors deems relevant.

         The following table sets forth information regarding the declaration and payment of distributions by us on our units during 2001 and 2002.

                                                                    DISTRIBUTION    DISTRIBUTION       PER UNIT
                                                                       RECORD          PAYMENT       DISTRIBUTION
                                                                         DATE            DATE            AMOUNT
                                                                    ------------    ------------     ------------
         2001
First quarter..................................................       4/13/01          4/30/01           $0.55
Second quarter.................................................       7/13/01          7/31/01            0.55
Third quarter..................................................       10/15/01        10/31/01            0.55
Fourth quarter.................................................       12/31/01         1/31/02            0.05

         2002
First quarter..................................................       4/12/02          4/30/02            0.15
Second quarter.................................................       7/15/02          7/31/02            0.15
Third quarter..................................................       10/11/02        10/31/02            0.15
Fourth quarter.................................................       12/31/02         1/31/03            0.15

         The foregoing distributions represent approximately a 30% return of capital in 2002 and a 45% return of capital in 2001. In order to maintain FelCor's qualification as a REIT, they must make annual distributions to their stockholders of at least 90% of taxable income (which does not include net capital gains). For the years ended December 31, 2002 and December 31, 2001, FelCor had annual distributions totaling $0.60 and $1.70 per common share, respectively, of which only $0.23 and $0.41 per share, respectively, were required to satisfy the 90% REIT distribution tests in the respective years. All of such funds were provided by us through distributions on our units. Under certain circumstances we may be required to make distributions in excess of cash available for distribution in order to meet FelCor's REIT distribution requirements. In that event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain FelCor's qualification as a REIT for federal income tax purposes.

ISSUANCES OF UNREGISTERED SECURITIES

         None.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth the number of FelCor's securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                            NUMBER OF SECURITIES TO      WEIGHTED AVERAGE
                                            BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      NUMBER OF SECURITIES
                                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      REMAINING AVAILABLE
              PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS      FOR FUTURE ISSUANCE
              -------------                 -----------------------    --------------------     --------------------
Equity compensation plans approved
by security holders:
     Stock Options                                 1,977,474                   $22.85
     Restricted Stock                                633,281
                                                  ----------
Total                                              2,610,755                                           1,133,179
                                                  ----------

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables set forth selected financial data for us for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 that has been derived from our audited financial statements and the notes thereto. This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(a), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                   2002(1)       2001(2)        2000(3)        1999         1998(4)
                                                -----------    -----------    -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
 Total revenues .............................   $ 1,317,959    $ 1,200,971    $   539,964   $   493,087   $   332,600
 Net income (loss) ..........................   $  (192,298)   $   (50,144)   $    66,391   $   135,776   $   121,339
 Net income (loss) applicable to
    unitholders .............................   $  (218,590)   $   (74,744)   $    41,709   $   111,041   $    99,916

 DILUTED EARNINGS PER UNIT:
   Net income (loss) applicable to
    unitholders .............................   $     (3.54)   $     (1.21)   $      0.67   $      1.57   $      1.87

OTHER DATA:
Cash distributions per unit(5) ..............   $      0.60    $      1.70    $      2.20   $      2.20   $     2.545
 Funds From Operations (6) ..................   $   102,372    $   183,657    $   288,636   $   286,895   $   217,363
 EBITDA(6) ..................................   $   306,553    $   369,591    $   470,861   $   432,689   $   306,361

BALANCE SHEET DATA (AT END OF PERIOD):
 Total assets ...............................   $ 3,780,363    $ 4,079,485    $ 4,103,603   $ 4,255,751   $ 4,175,383
 Total debt, net of discount ................   $ 1,877,134    $ 1,938,241    $ 1,838,241   $ 1,833,954   $ 1,594,734

----------

(1) Includes hotel revenue and expenses with respect to 88 hotels that were leased to Six Continents Hotels prior to July 1, 2001. Prior to acquisition of these leases, our revenues with respect to these 88 hotels were comprised mainly of percentage lease revenues. Accordingly, revenues, expenses and operating results for the year ended December 31, 2002, are not directly comparable to the same period in 2001. Additionally, for the year ended December 31, 2002, we recognized impairment charges totaling $157.5 million. This impairment resulted primarily from our decision to dispose of 33 non-strategic hotels over the next 36 months.

(2) Includes hotel revenues and expenses with respect to 96 hotels that were leased to either DJONT or subsidiaries of Six Continents Hotels prior to January 1, 2001, and 88 hotels that were leased to Six Continents Hotels prior to July 1, 2001. Prior to the acquisition of the leases, our revenues were comprised mainly of percentage lease revenues. Accordingly, revenues, expenses and operating results for the year ended December 31, 2001, are not directly comparable to the same period in 2000. Additionally, for the year ended December 31, 2001, we recorded approximately $78 million of expenses, including lease termination costs of $36.6 million, merger termination costs of $19.9 million, merger related financing costs of $5.5 million, swap termination costs of $7.0 million, loss on hotels held for sale of $7.0 million, the write-off of deferred loan costs of $1.3 million, and abandoned project write-offs of $0.8 million.

(3) In the second quarter of 2000, we recorded a $63.0 million loss to reflect the difference between our book value and the expected realizable value of 25 hotels in connection with our decision to sell these non-strategic hotel assets, and an extraordinary charge of $3.9 million for the write-off of deferred loan costs associated with debt retired in 2000, prior to its maturity.

(4) On July 28, 1998, we completed the merger of Bristol Hotel Company's real estate holdings with and into FelCor. The merger resulted in the net acquisition of 107 primarily full-service hotels in return for approximately 31 million shares of newly issued common stock. FelCor subsequently contributed all assets and liabilities acquired in the merger to us, in exchange for approximately 31 million units.

(5) In 2002, we paid distributions of $0.15 per unit each quarter, and in the fourth quarter of 2001, we paid distributions of $0.05 per unit. This represents a reduction in distributions compared to periods prior to the fourth quarter of 2001, and was prompted by the decrease in revenues resulting from the disruption in travel-related businesses and the general economic downturn that began in 2001. In 1998, we declared a special distribution of accumulated but undistributed earnings and profits as a result of Bristol Hotel Company merging with and into FelCor, in addition to the aggregate quarterly distributions of $2.20 per unit. The amount of the special distribution was $0.345 per unit.

(6) A more detailed description and computation of FFO and EBITDA is contained in the "Funds From Operations and EBITDA" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to us and the definitions of certain capitalized terms used herein, reference is made to the Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere in this Annual Report on Form 10-K.

         The current economic downturn, which started in 2001, resulted in a decline in lodging demand for 2001 that continued into 2002. This had an adverse effect on our operating results for these years. For the year ended December 31, 2002, our hotels' revenue per available room, or RevPAR, decreased by 8.1% compared to 2001. This decline resulted in lower revenues from our hotels and a reduction in our operating income. Also affecting our results of operations for 2002, were impairment related charges of $157.5 million resulting primarily from our decision to designate 33 hotels as non-strategic and to sell them over the next 36 months.

         We raised a net total of $24 million in new equity capital during 2002, through the issuance of FelCor's Series B preferred stock. FelCor contributed the proceeds to us in exchange for our Series B preferred units. We had no borrowings under our line of credit at December 31, 2002.

FINANCIAL COMPARISON

                                                                          YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------------------
                                                                                  % CHANGE                            % CHANGE
                                               2002               2001            2002-2001           2000            2001-2000
                                           ------------       ------------       ------------     ------------      ------------
                                             (IN MILLIONS, EXCEPT REVPAR)
Revenue Per Available Room
    ("RevPAR") .........................   $      61.14       $      66.51               (8.1)%   $      75.17             (11.5)%
Funds From Operations ("FFO") ..........   $      102.4       $      183.7              (44.3)    $      288.6             (36.3)
Earnings Before Interest, Taxes,
   Depreciation and Amortization
   ("EBITDA") ..........................   $      306.6       $      369.6              (17.0)    $      470.9             (21.5)
Net income (loss) ......................   $     (192.3)(1)   $      (50.1)(2)         (283.8)    $       66.4(3)         (175.5)

         (1) The net loss for the year ended December 31, 2002, includes $157.5 million in impairment related charges, principally associated with our decision to sell 33 non-strategic hotels over the next 36 months.

         (2) The net loss for the year ended December 31, 2001, includes $78.1 million of expenses, consisting of merger termination costs of $19.9 million, merger related financing costs of $5.6 million, lease termination costs of $36.6 million, swap termination costs of $7.0 million, a loss on assets held for sale of $7.0 million, abandoned project write-offs of $0.8 million, and a loss of $1.3 million from the write-off of deferred loan costs.

         (3) The net income for the year ended December 31, 2000, was reduced by a $63 million loss recognized to reflect the difference between our book value and the estimated realizable value of 25 non-strategic hotel assets that we decided to sell, and a $4 million loss from the write-off of deferred loan costs.

REVPAR DECLINE

         We experienced declines in RevPAR from March 2001 through August 2002. An overall decline in both business and leisure travel was reflected in decreased occupancies, which led to declines in room rates as hotels competed more aggressively for guests, both of which had a significant adverse effect on our RevPAR and operating performance. Our hotel RevPAR declined 8.1% in 2002, compared to 2001. On a national basis, the hotel industry experienced RevPAR declines of 2.5% and 7.0% for 2002 and 2001, respectively.

         Our hotel occupancies declined by only 2.8% in 2002, compared to 2001, while our average daily rates ("ADR") declined 5.5% from those experienced in 2001.

         In 2002, our hotels had a 220 basis point drop in pro forma hotel operating margins from the prior year. The compression in margins was principally related to improving occupancies of our hotels coupled with decreasing ADR. Also affecting hotel margins were increases in employee related costs, marketing, and repair and maintenance costs.

         We continue to actively work with our brand managers to increase revenues and control operating costs, while still maintaining the satisfaction and security of our hotel guests.

SALE OF NON-STRATEGIC HOTELS

         In February 2003, we announced our plan to sell 33 non-strategic hotels over the next 36 months, six of which had been previously designated as held for sale. These non-strategic hotels include smaller hotels in secondary or tertiary markets and include some Texas hotels, and specifically, hotels in Dallas, Texas (an area in which we desire to reduce our concentration of hotels). It is our intention to reinvest most of the proceeds from these sales in newer, larger and higher quality hotels, primarily in urban and resort locations with higher growth rates and barriers to competition. For those hotels currently managed by Six Continents Hotels, we are liable for liquidated damages under the terms of our management agreement, unless we reinvest the net proceeds to purchase one or more hotels licensed and managed by Six Continents Hotels within one year of the sale. We will seek to sell $50 to $75 million of these non-strategic hotels that are unencumbered by debt and management agreement reinvestment requirements during 2003, and use the proceeds from these sales to pay down debt. We recorded $157.5 million in impairment related losses in 2002, principally related to shorter hold periods associated with our decision to sell these non-strategic hotels.

         The 33 hotels identified as non-strategic represent 14% of our hotel rooms, but less than 7% of our 2002 consolidated hotel EBITDA. These non-strategic hotels have an average of 196 rooms, while the average number of rooms for the remainder of our portfolio is 294.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2002 and 2001

         On July 1, 2001, we acquired operating leases covering 88 of our hotels and contributed them to our TRSs. As the leases were acquired, we began receiving and recording hotel revenues and expenses, rather than percentage lease revenue, for these hotels. Consequently, the historical results for the year ended December 31, 2002, and the year ended December 31, 2001, are not directly comparable.

         We recorded a net loss applicable to unitholders of $218.6 million in 2002, compared to a net loss of $74.7 million in 2001. The principal components of the 2002 loss were impairment related charges of $157.5 million, principally related to shorter holding periods associated with our decision to sell 33 non-strategic hotels; the decrease in hotel RevPAR of 8.1%; and contraction of hotel operating margins, principally associated with the decline in RevPAR.

         Total revenue for the year ended December 31, 2002, increased $117.0 million over 2001. The increase is principally associated with reporting hotel operating revenues for 88 of the hotels during the first six months of 2002, of $305.3 million, contrasted with percentage lease revenue we reported for these hotels during the same period in 2001, of $115.1 million. This increase was partially offset by a $62.0 million reduction in hotel operating revenues and an $11.2 million net reduction from disposition and acquisition of hotels during the periods reported.

         Total operating expenses increased $114.4 million for the year ended December 31, 2002, over 2001. This increase primarily resulted from the inclusion of $208.3 million in hotel operating expenses, management fees and other property related costs for the 88 hotels during the first six months of 2002 that were not included in the same period of 2001, prior to our acquisition of the leases. Offsetting this increase were $19.9 million of merger termination costs associated with the termination of the MeriStar Hospitality merger and $36.6 million of lease termination costs associated with the acquisition of hotel leases that were recorded in 2001.

         Taxes, insurance and lease expense decreased $8.6 million, principally as the result of decreases in lease expense of $9.7 million, and property taxes of $4.1 million, partially offset by increased insurance costs of $5.2 million. The decrease in lease expense is related to participating leases that are based principally on revenues. Property taxes decreased principally from the resolutions of prior year property tax disputes.

         Included in the year ended December 31, 2002, were $1.7 million of abandoned project costs related to our pursuit of a large portfolio acquisition. We were unable to reach mutually acceptable pricing and terms with the seller as a result of the uncertain operating environment and softening capital markets. The year ended December 31, 2001, included $0.8 million of abandoned project costs.

         Recurring interest expense, net of interest income, increased $6.0 million for the year ended December 31, 2002, over 2001. The increase is primarily related to excess cash that we carried during 2002, an increase in average debt outstanding of $45.3 million, over 2001, and higher average interest rates in 2002 resulting from our senior unsecured notes issued during 2001. The year ended December 31, 2002, included a $3.2 million charge-off of capitalized costs from reduced line commitments. The prior year included $5.5 million of merger related financing costs related to the $300 million in senior debt that was repaid in October 2001, and a $1.3 million loss related to the charge-off of capitalized costs from reduced line commitments. Also in 2001, in connection with the issuance of favorably priced fixed rate debt and the prepayment of floating rate debt, we terminated $250 million of interest rate swaps, resulting in a $7.0 million swap termination cost.

         We recorded impairment related losses of $157.5 million during the fourth quarter of 2002. Of these losses, $118.3 million primarily related to shorter holding periods associated with our recent decision to sell 33 hotels over the next 36 months. Six of these 33 hotels had been identified for sale in prior periods and were included in the hotels for which an impairment loss of $7.0 million was recorded in 2001. Of the remaining 2002 impairment charge:
$25.8 million related to two hotels held for investment that are not included in the disposition plan and $13.4 million related to an other than temporary decline in the value of certain equity method investments.

         Equity in the income of unconsolidated entities decreased by $17.5 million, compared to 2001. The decrease in 2002 principally resulted from the previously described $13.4 million impairment loss and an 8.6% drop in RevPAR from our unconsolidated hotels.

         Minority interests decreased $2.5 million for the year ended December 31, 2002, over 2001. Minority interest represents the proportionate share of the income or loss of other consolidated subsidiaries not owned by us.

         Partially offsetting the net loss for the year ended December 31, 2002, was a gain of $5.1 million on the sale of retail space and $0.9 million on the sale of a hotel. The net loss for the year ended December 31, 2001, was reduced by a gain of $3.0 million related to condemnation proceeds received and a gain of $0.4 million on the sale of land.

Comparison of the Year Ended December 31, 2002 with Pro Forma 2001

         On July 1, 2001, we acquired the operating leases covering 88 of our hotels and contributed them to our TRSs. As the leases were acquired, we began receiving and recording hotel revenues and expenses, rather than percentage lease revenue. Consequently, a comparison of historical results for the year ended December 31, 2002, to the year ended December 31, 2001, may not be as meaningful as a discussion of pro forma results. Accordingly, we have included a discussion of the comparison of the pro forma results of operations. The pro forma results of operations for the year ended December 31, 2001, assumes that our acquisition of the 88 hotel leases had occurred on January 1, 2001.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATING INCOME
                                 (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                         HISTORICAL         PRO FORMA          HISTORICAL
                                                            2002               2001               2001
                                                         ----------         ----------         ----------
Total revenues                                           $1,317,959         $1,442,974         $1,200,971
                                                         ----------         ----------         ----------
Operating expenses:
   Hotel operating expenses                               1,191,832          1,260,326          1,021,785
   Abandoned project costs                                    1,663                837                837
   Lease termination costs                                                      36,604             36,604
   Merger termination costs                                                     19,919             19,919
                                                         ----------         ----------         ----------
Total operating expenses                                  1,193,495          1,317,686          1,079,145
                                                         ----------         ----------         ----------
Operating income                                         $  124,464         $  125,288         $  121,826
                                                         ----------         ----------         ----------

         The 2001 Pro Forma Condensed Consolidated Statement of Operating Income is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the transaction previously described occurred on the indicated date, nor do they purport to represent our results of operations for future periods.

         The pro forma numbers presented represent our historical revenues and expenses, modified as described in the pro forma adjustments below.

Pro forma adjustments:

         (a) Total revenue adjustments consist of the increase in our historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues.

         (b) Hotel operating expense adjustments consist of: (i) the increase in our historical operating expense from the addition of historical hotel operating expenses and the elimination of percentage lease expense for the 88 hotel leases acquired from Six Continents Hotels on July 1, 2001, (ii) the recording of management fees at their new contractual rates, and (iii) the elimination of historical franchise fees, which are included in the new management fees for these hotels.

         Revenues decreased $125.0 million in 2002, compared to pro forma 2001. The decrease in revenue resulted principally from a decline in both business and leisure travel for the year ended December 31, 2002 compared to 2001, which reflected the weak economy and political uncertainties during the period. During the year ended December 31, 2002, RevPAR for our hotels decreased 8.1%, compared to the prior year pro forma; the decline in RevPAR was comprised of a decrease in hotel occupancy of 1.8 percentage points (or 2.8%), to 62.4%, and a decline in ADR of 5.5%, to $97.90.

         Hotel operating expenses decreased $68.5 million in 2002, compared to pro forma 2001. This decrease is primarily related to a decrease in the expenses from hotel operations associated with the 8.1% decrease in RevPAR. However, hotel operating expenses, as a percentage of total revenue, increased from 87% to 90%. The principal reason for the increase in operating expenses, as a percentage of total revenue, was a 220 basis point drop in hotel operating margins. This margin compression primarily relates to the reduction in revenue and the inability to reduce labor costs, repair and maintenance costs and marketing costs proportionately. We are actively working with our managers to implement cost cutting programs at our hotels to maximize hotel operating profits. These measures include reducing labor costs, streamlining staffing, and consolidating operations by closing unused floors in hotels when possible.

         Included in the year ended December 31, 2002, were $1.7 million of abandoned project costs related to our pursuit of a large portfolio acquisition. We were unable to reach mutually acceptable pricing and terms with the seller as a result of the uncertain operating environment and softening capital markets. The year ended December 31, 2001, included $0.8 million of abandoned project costs.

         Included in the prior year were $36.6 million in lease termination costs, associated with the acquisition of our hotel leases and $19.9 million of costs associated with the termination of the proposed MeriStar Hospitality merger.

         Our operating income was $124.5 million in 2002, compared to pro forma operating income of $125.3 million in 2001. The 2001 pro forma operating income included $57.4 million in costs associated with abandoned project costs, lease termination costs and merger termination costs. The principal reasons for this decline in pro forma total revenues and pro forma hotel operating expenses were an 8.1% decline in RevPAR and the contraction of hotel operating margins principally associated with the decline in RevPAR.

Comparison of the Years Ended December 31, 2001 and 2000

         Prior to December 31, 2000, we leased 184 hotels to either DJONT or Six Continents Hotels and reported the lease revenue from the percentage lease agreements. Our historical revenues for 2000 represented, principally, rental income on leases. Expenses during this period represented specific ownership costs, including real estate and property taxes, property insurance and ground leases. Effective January 1, 2001, through our TRSs, we acquired 96 of these hotel leases and, effective July 1, 2001, acquired the leases on our remaining 88 hotels, assuming all operating risks and rewards of these 184 hotels. As a result of acquiring these leases, we reported hotel operating revenues and expenses. Our expenses included all hotel operating costs, including management fees, salary expenses, hotel marketing, utilities, and food and beverage costs, in addition to ownership costs. Accordingly, operating results for the year ended December 31, 2001, are not directly comparable to 2000.

         For the year ended December 31, 2001, we recorded total revenues of $1.2 billion, compared to $539.9 million for the year ended December 31, 2000. The increase in total revenues of $661.0 million is principally associated with reporting hotel operating revenues in 2001, rather than the percentage lease revenue reported in the previous year. The 96 hotels acquired from DJONT contributed approximately $787.9 million in hotel operating revenue in 2001, compared to $277.3 million in percentage lease revenue for 2000. The 88 hotels acquired July 1, 2001, from Six Continents Hotels contributed approximately $115.1 million in percentage lease revenue and $295.0 million in hotel operating revenue, following the acquisition of these leases, compared to $259.6 million in percentage lease revenue for these same hotels in 2000.

         Total operating expense increased $813.5 million for the year ended December 31, 2001, over 2000, primarily as a result of the inclusion of hotel operating expenses, management fees and other property related costs of $710.6 million, which were not included in 2000, prior to our acquisition of the hotel leases. Also included in total operating expenses for 2001 are: lease termination costs; merger termination costs; depreciation; taxes, insurance and lease expense; and corporate expenses.

         Taxes, insurance and lease expense increased by $48.2 million for year ended December 31, 2001, over 2000. The majority of this increase is related to percentage lease expense paid to unconsolidated ventures owning hotels whose operations were acquired with the acquisition of DJONT. We included in operating expenses $36.6 million of costs associated with the acquisition of DJONT and the Six Continents Hotels leases, and $19.9 million of expenses associated with the termination of the MeriStar merger. We also incurred $5.5 million in merger related financing costs related to the $300 million in senior debt that was repaid in October 2001, as a result of the termination of the MeriStar merger.

         In connection with the issuance of favorably priced fixed rate debt, and the prepayment of floating rate debt, we terminated $250 million of interest rate swaps, resulting in a $7.0 million swap termination cost. In June 2000, we announced our intention to sell 25 non-strategic hotels and, in 2000, recorded an expense of $63.0 million representing the difference between the net book value of these hotels and their estimated net proceeds from sale. In 2001, an additional $7.0 million loss provision was recorded related to the remaining 13 hotels held for sale.

         Equity in income from unconsolidated entities decreased $7.5 million in 2001, compared to 2000. The principal reasons for the decrease in 2001 were a gain of $3.7 million recorded in 2000 from the development and sale of condominiums by an entity in which we own a 50% equity interest and a decline in percentage lease revenue in 2001 from these unconsolidated entities, related to a 11.2% decline in the RevPAR of the hotels owned by them during 2001.

         We recorded a net loss applicable to unitholders of $74.7 million in 2001, compared to a net income of $41.7 million in 2000. The principal components of the loss in 2001 were the decrease in hotel RevPAR of 11.4%, contraction of hotel operating margins principally associated with the decline in RevPAR, costs of terminating the MeriStar merger of $19.9 million, merger financing costs of $5.5 million, lease termination costs of $36.6 million associated with acquiring hotel leases, swap termination costs of $7.0 million associated with repayment of variable rate debt, and a loss on assets held for sale of $7.0 million.

Comparison of the pro forma years ended December 31, 2001 and 2000

         Between January 1 and July 1, 2001, we acquired the operating leases covering our hotels and contributed them to our TRSs. As the leases were acquired, we began directly receiving and recording hotel revenues and expenses, rather than percentage lease revenue. Consequently, a comparison of historical results for the year ended December 31, 2001, to the year ended December 31, 2000, may not be as meaningful as a discussion of pro forma results. Accordingly, we have included a discussion of the comparison of the pro forma results of operations. The pro forma results of operations for the years ended December 31, 2001, and 2000 assumes that the following occurred on January 1, 2000:

         o Our acquisition of DJONT for 416,667 units, valued at approximately $10 million;

         o Our acquisition of 12 hotel leases, together with their associated management contracts, from Six Continents Hotels for which FelCor issued 413,585 shares of its common stock, valued at approximately $10 million; and

         o Our acquisition of the remaining 88 hotel leases held by Six Continents Hotels.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATING INCOME
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------
                                      PRO FORMA    PRO FORMA    HISTORICAL   HISTORICAL
                                         2001         2000         2001         2000
                                      ----------   ----------   ----------   ----------
Total revenues ....................   $1,442,974   $1,667,270   $1,200,971   $  539,964
                                      ----------   ----------   ----------   ----------
Operating expenses:
   Hotel operating expenses .......    1,260,326    1,402,018    1,021,785      265,634
   Lease termination costs ........       36,604                    36,604
   Merger termination costs .......       19,919                    19,919
   Abandoned project costs ........          837                       837
                                      ----------   ----------   ----------   ----------

Total operating expenses ..........    1,317,686    1,402,018    1,079,145      265,634
                                      ----------   ----------   ----------   ----------
Operating income ..................   $  125,288   $  265,252   $  121,826   $  274,330
                                      ----------   ----------   ----------   ----------

         The 2002 and 2001 Condensed Consolidated Statements of Operating Income are presented for illustrative purposes only and are not necessarily indicative of what the actual results of operations would have been had the above transactions occurred on the indicated date, nor do they purport to represent our results of operations for future periods.

         Pro forma numbers presented represent our historical revenues and expenses, modified as described in the pro forma adjustments below.

Pro forma adjustments:

         (a) Total revenue adjustments consist of the changes in our historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues.

         (b) Hotel operating expense adjustments consist of: (i) the increase in our historical operating expense from the addition of historical hotel operating expenses and the elimination of percentage lease expense; (ii) the recording of management fees at their new contractual rates; and (iii) the elimination of historical franchise fees, which are included in the new management fees for these hotels.

         Pro forma revenues decreased $224.3 million in 2001, primarily as a result of the economic downturn and disruptions in business and leisure travel following the terrorist attacks on September 11, 2001. As a result of these events, both business and leisure travel declined significantly during the year ended December 31, 2001, compared to 2000. During 2001, our hotels' RevPAR decreased 11.4%, comprised of a decrease in occupancy of 6.6 percentage points (or 9.4%), to 63.9%, and a decline in ADR of 2.4%, to $102.18. During the four-week period following the terrorist attacks on September 11, 2001, our hotels recorded average occupancy rates as low as 33.9%. However, our hotel RevPAR performance improved throughout the fourth quarter, with RevPAR decreases compared to the prior year periods, of 25.2% in October, 23.6% in November, and 18.8% in December.

         Pro forma hotel operating expenses decreased $141.7 million in 2001, compared to 2000, but pro forma hotel operating expense as a percentage of total revenue increased from 84% to 87%. The principal reason for the increased operating expense, as a percentage of total revenue, was a 260 basis point drop in hotel operating margins (gross operating profit less franchise and management fees). This margin compression primarily related to increased labor costs, the cost of frequent guest programs and utility costs as a percentage of total revenue. The increase in pro forma costs as a percentage of pro forma revenue is principally related to the decrease in hotel revenue previously discussed. We have been actively working with our managers to implement cost cutting programs at the hotels to stabilize the hotels' operating profits. These measures include reducing labor costs, streamlining staffing, and consolidating operations by closing unused floors in hotels, when possible.

         Our pro forma operating income was $125.3 million in 2001, compared to pro forma operating income of $265.3 million in 2000. The principal reasons for the drop in pro forma operating income were the decrease in pro forma hotel RevPAR of 11.4%, contraction of pro forma operating margins principally associated with the decline in RevPAR, costs of terminating the MeriStar merger of $19.9 million and lease termination costs of $36.6 million associated with acquiring the hotel leases.

Funds From Operations and EBITDA

         We and FelCor consider FFO and EBITDA to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of FelCor's and our operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of properties, plus real estate related depreciation and amortization, after comparable adjustments for the applicable portion of these items related to unconsolidated entities and joint ventures. We and FelCor believe that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the REIT to incur and service debt, to make capital expenditures, to pay distributions and to fund other cash needs. We compute FFO in accordance with standards established by NAREIT, except that we add back certain significant non-recurring items, such as lease termination costs, merger termination costs, merger financing costs, abandoned project costs, impairment losses, charge-off of deferred financing costs and interest rate swap termination expenses to derive FFO. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.
         FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor does it necessarily reflect the funds available to fund our cash needs, including our ability to make cash distributions. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

         The following table details our computation of FFO and EBITDA (in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              2002            2001            2000
                                                          ------------    ------------    ------------
FUNDS FROM OPERATIONS (FFO)(a)
Net income (loss) .....................................   $   (192,298)   $    (50,144)   $     66,391
Gain on sale of hotel assets ..........................         (5,861)                         (2,595)
Depreciation ..........................................        152,817         157,692         160,745
Depreciation from unconsolidated entities .............         11,616          10,881          10,167
Preferred distributions:
   Series A preferred distributions ...................        (11,662)
   Series B preferred distributions ...................        (14,630)        (12,937)        (12,937)
Significant non-recurring items:
   Impairment loss ....................................        157,505           7,000          63,000
   Charge-off of deferred financing costs .............          3,222           1,270           3,865
   Abandoned project costs ............................          1,663             837
   Merger termination costs ...........................                         19,919
   Merger related financing costs .....................                          5,486
   Lease termination costs ............................                         36,604
   Swap termination costs .............................                          7,049
                                                          ------------    ------------    ------------
FFO ...................................................   $    102,372    $    183,657         288,636
                                                          ============    ============    ============
Weighted average units outstanding(b) .................         62,061          66,675          67,239

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION
  AND AMORTIZATION (EBITDA)(a)
FFO ...................................................   $    102,372    $    183,657    $    288,636
Interest expense ......................................        166,427         161,226         158,620
Interest expense from unconsolidated entities .........          9,374           9,678           9,188
Amortization expense ..................................          2,088           2,093           1,480
Preferred distributions:
   Series A preferred distributions ...................         11,662
   Series B preferred distributions ...................         14,630          12,937          12,937
                                                          ------------    ------------    ------------
EBITDA ................................................   $    306,553    $    369,591    $    470,861
                                                          ============    ============    ============

         (a) FFO and EBITDA are adjusted to exclude significant non-recurring items.

         (b) Weighted average units outstanding are computed including dilutive options, unvested stock grants, and assuming conversion of Series A preferred units to units, when dilutive.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the year ended December 31, 2002, net cash flow provided by operating activities, consisting primarily of hotel operations, was $106 million. We currently expect that our operating cash flow for 2003 will be within the range of $70 to $90 million using current RevPAR forecasts. Our debt maturities for 2003 are $35 million and we expect 2003 capital expenditures to be approximately $60 to $70 million. Cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances, which were approximately $150 million at the date of this filing, proceeds from the sale of hotels or additional borrowings. However, due to the sharp reduction in travel that began in 2001, and the resultant drop in RevPAR and profits from our hotel operations, we expect

FelCor's Board of Directors to defer future common distributions until our hotels experience a 2% to 4% increase in RevPAR, and to determine the amount of preferred distributions, if any, for each quarterly period, based upon the operating results of that quarter, economic conditions, other operating trends and FelCor's minimum REIT distribution requirements. Currently, we do not anticipate paying any distributions on our common units during 2003.

         Recent events, including the threat of additional terrorist attacks, the commencement of war in Iraq and the bankruptcy of several major corporations, have had an adverse impact on the capital markets. These events, new terrorist attacks, a prolonged war in Iraq or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the anticipated recovery of the overall economy, and of the lodging industry, continue to be delayed significantly, that too could adversely affect our operating cash flow and the availability and cost of capital for our business. As a consequence of the economic slowdown in our business, and the travel and lodging industries generally, Standard & Poor's lowered its ratings on our $1.2 billion in senior unsecured debt from BB- to B+ with a stable outlook, in February 2003. Although Moody's affirmed its current rating on our senior debt in February 2003 (Ba3), we remain on negative outlook. Should Moody's downgrade our current rating, the interest rate on $900 million of our $1.2 billion in senior unsecured debt would increase by 50 basis points, which would increase our interest expense by $4.5 million on an annual basis.

         We are also subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to wage and benefit costs, repair and maintenance expenses, utilities, liability insurance, and other operating expenses that can fluctuate disproportionately to revenues. These operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations. The economic slowdown and the sharp drop in Occupancy and ADR that began in 2001, have resulted both in declines in RevPAR and an erosion in operating margins. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations, earnings and cash flow.

         On April 4, 2002, FelCor completed the private placement of approximately $25 million of their Series B preferred stock. These shares of preferred stock were issued at a discount to yield an effective rate of 9.4%. FelCor contributed the proceeds of this preferred stock to us in exchange for Series B preferred units. The preference on these units is the same as FelCor's Series B preferred stock. The proceeds were used for working capital, and allowed us to accelerate certain capital expenditures.

         In August 2002, we contributed five of our hotels held for sale to a joint venture in which one of our subsidiaries holds a 50% equity interest, and a subsidiary of our joint venture partner holds the other 50% equity interest. An affiliate of our joint venture partner manages these hotels. Pursuant to the joint venture agreement, our joint venture partner contributed $1.4 million to the new venture. The venture closed on a $10 million line of credit, of which approximately $4.4 million was drawn at closing, with the cash proceeds going to us. The remaining $5.5 million under the line of credit is being used for capital improvements at the hotels. In addition to our 50% equity interest, we retained a preferred right to receive approximately $6.3 million from the venture.

         In 2002, we entered into two amendments to our line of credit. In June 2002, we amended our line of credit to relax covenant levels to provide us with greater financial flexibility. In December 2002, we further amended our line of credit to relax covenant levels and to reduce capacity under the line to $300 million from $615 million. The maturity of the line of credit remains at October 31, 2004, but we have the right to extend the maturity date for two consecutive one-year periods, subject to certain conditions. We recorded a $3.2 million expense to write-off unamortized deferred financing costs associated with the reduction in our line of credit. Although we were in compliance with our existing covenants prior to the amendments, it was necessary to amend the line of credit in anticipation of a continued negative RevPAR environment. The amended line allows for the relaxation of certain financial covenants through the maturity date, with a step-up in covenants on June 30, 2004, including the unsecured interest coverage, fixed charge coverage, secured leverage, and total leverage tests. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with an added tier to reflect the higher permitted leverage. There was no amount outstanding under the facility at December 31, 2002. As of the date of this filing, we had $149 million outstanding under our line of credit and cash and cash equivalents of approximately $150 million. The primary reason for the outstanding balance on our line of credit was our decision to carry excess cash because of the current geopolitical and economic uncertainties and their potential impact on our operating results.

         In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on units and preferred units, FelCor share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business and limitations on our ability to modify certain instruments, to create liens, to enter into transactions with affiliates and limitations on our ability to enter into joint ventures. Under the most recent amendment to our line of credit, at higher permitted leverage levels we agreed to certain more stringent limitations on acquisitions, restricted payments and discretionary capital expenditures. At December 31, 2002, we were in compliance with all of these covenants.

         Unless our business and cash flow stabilizes, we may not be able to satisfy the relaxed financial covenant requirements. In such an event, we may need to obtain further amendments from our lenders under the line of credit to continue being able to borrow under it. We are not certain whether, to what extent, or upon what terms the lenders may be willing to further relax the covenants. Further amendments to our line of credit may result in additional restrictions on us that, together with any limitation on our ability to borrow under the line, may adversely affect our ability to run our business and manage our financial affairs.

        The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

         Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the line of credit. Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations. At December 31, 2002, we had unencumbered investments in hotels with a net book value totaling $2.3 billion.

         Our publicly traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined under our indentures; to pay distributions in excess of the minimum distributions required to meet FelCor's REIT qualification test; to repurchase units; or to merge. As of the date of this filing, we have satisfied all such incurrence tests. We currently expect that we will have the flexibility to meet these tests unless RevPAR declines continue or become more severe. We have debt maturing of $35 million in 2003 and $189 million in 2004, including $175 million of our senior unsecured notes that mature in October 2004. We anticipate meeting these obligations through a combination of cash on hand, cash flow from operations, borrowing under our line of credit, additional secured debt and sale of non-strategic hotel assets.

         We currently anticipate that we will meet our financial covenant and incurrence tests under the RevPAR guidance provided at FelCor's fourth quarter earnings conference call on February 5, 2003. For the first quarter of 2003, we currently anticipate that our portfolio RevPAR will be 3% to 5% below the comparable period of the prior year. FFO is expected to be within the range of $8 to $11 million for the first quarter of 2003, and EBITDA is expected to be within the range of $59 million to $62 million for the same period. The RevPAR decline in 2003, compared to the same periods in 2002, was approximately 3.6% for January, 5.8% for February, and was 6.5% for the first 19 days of March. We currently anticipate that full year 2003 hotel portfolio RevPAR will be approximately the same as 2002, plus or minus 1%. FFO, for the year 2003, is anticipated to be within the range of $74 to $87 million and EBITDA is expected to be within the range of $277 to $289 million.

         Certain significant credit and debt statistics at December 31, 2002, and 2001, are as follows:

                                                       2002         2001
                                                       ----         ----
Consolidated debt to annual EBITDA                     6.1x          5.2x
Total debt to annual EBITDA                            6.6x          5.6x
Consolidated debt to investment in hotels, at cost    40.8%         42.8%
Consolidated debt to total market capitalization      64.6%         59.3%
Consolidated debt to assets                           49.6%         47.4%
EBITDA to consolidated interest paid(a)                1.9x          2.4x
EBITDA to total interest expense(b)                    1.7x          2.2x
Fixed charge coverage ratio(c)                         1.5x          1.9x

         (a) EBITDA to consolidated interest paid represents consolidated EBITDA divided by interest expense before capitalized interest and amortization of debt costs.

         (b) EBITDA to total interest expense represents consolidated EBITDA divided by interest expense, including our pro rata share of unconsolidated interest expense. Our interest coverage incurrence test under our senior unsecured notes allows the exclusion of certain unrestricted subsidiaries that are included in the consolidated numbers used to compute this ratio.

         (c) Fixed charge coverage ratio represents consolidated EBITDA divided by consolidated interest expense, our pro rata share of unconsolidated interest expense and preferred distributions.

     At December 31, 2002, we had:

     o   $66.5 million of cash and cash equivalents;

     o   No balance outstanding under our $300 million line of credit;

     o   Fixed interest rate debt equal to 89% of our total debt;

     o Weighted average maturity of fixed interest rate debt of approximately six years; and

     o   Secured debt to total assets of 18.1%

         The following details our debt outstanding at December 31, 2002, and 2001 (in thousands):

                                                       DECEMBER 31,
                                                           2002
                                     COLLATERAL(a)    INTEREST RATE   MATURITY DATE         2002          2001
                                     -------------    -------------   -------------       ----------   -----------
FLOATING RATE DEBT:
Line of credit                       None                    4.48%    October 2004                    $     49,674
Publicly-traded term notes-swapped   None                   4.59(b)   October 2004       $   174,760       174,633
Publicly-traded term notes-swapped   None                   4.99(b)   October 2007            25,000
Promissory note                      None                  3.44       June 2016                  650           650
                                                           ----                           ----------   -----------
Total floating rate debt(c)                                4.73                              200,410       224,957
                                                           ----                           ----------   -----------

FIXED RATE DEBT:
Publicly-traded term notes           None                  7.63       October 2007            99,518       124,419
Publicly-traded term notes           None                  9.50       September 2008         596,195       595,525
Publicly-traded term notes           None                  8.50       June 2011              297,907       297,655
Mortgage debt                        15 hotels             7.24       November 2007          134,738       137,541
Mortgage debt                        7 hotels              7.54       April 2009              94,288        95,997
Mortgage debt                        6 hotels              7.55       June 2009               70,937        72,209
Mortgage debt                        7 hotels              8.73       May 2010               140,315       142,254
Mortgage debt                        8 hotels              8.70       May 2010               180,534       182,802
Mortgage debt                        6 hotels              7.20       2003 - 2005             54,993        57,008
Other                                1 hotel               9.10       2003 - 2010              7,299         8,041
                                                           ----                           ----------   -----------
Total fixed rate debt(c)                                   8.61                            1,676,724     1,713,451
                                                           ----                           ----------   -----------
Total debt(c)                                              8.18%                          $1,877,134    $1,938,408
                                                           ----                           ----------    ----------

         (a) At December 31, 2002, we had unencumbered investments in hotels with a net book value totaling $2.3 billion.

         (b) At December 31, 2002, our $175 million in publicly traded notes due October 2004, and $25 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on these notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense. The interest rate swaps decreased our interest expense by $4 million during 2002.

         (c) Calculated based on the weighted average of outstanding debt at December 31, 2002.

         All of our floating rate debt at December 31, 2002, was based upon LIBOR. Six month LIBOR at December 31, 2002, was 1.38%.

         At December 31, 2002, we had $175 million of publicly traded term notes due October 2004, and $25 million of publicly traded term notes due October 2007, that were matched with interest rate swap agreements which effectively convert the fixed interest rate on these notes to a variable interest rate. These interest rate swap agreements have maturity dates coinciding with the maturity dates of these publicly traded term notes. We entered into seven separate interest rate swap agreements with three different financial institutions. Under these agreements, we receive a fixed rate of 7.375% for the agreements maturing in October 2004, and 7.625% for the agreement maturing in October 2007. We pay the six-month LIBOR rate plus a spread ranging from 2.57% to 3.57%. The weighted average spread over LIBOR at December 31, 2002, was 3.25%.

         In January and February 2003, we executed two additional interest rate swaps. These new fair value swaps are similar to those that existed at December 31, 2002; they modify a portion of the interest characteristics of our outstanding fixed rate debt without an exchange of the underlying principal amount and effectively convert fixed rate debt to a variable rate. As designated fair value hedges, these swaps will be marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The notional amount of these new swaps is $50 million, on which we receive a fixed rate of 7.625% and pay a rate of LIBOR plus an average spread of 4.325%.

         We spent approximately $63 million on upgrading and renovating our hotels during the year ended December 31, 2002. Our unconsolidated entities spent approximately $17.2 million on upgrading and renovating hotels, and approximately $8.1 million on a residential condominium development project, during the year ended December 31, 2002. Notwithstanding the current significant economic downturn, we believe that our hotels will continue to benefit from our extensive capital expenditure programs in previous years. We currently anticipate our 2003 capital expenditures to be between $60 and $70 million.

Contractual Obligations

         We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2002 (in thousands):

                                                                    LESS THAN 1      1 - 3        4 - 5        AFTER
                                                        TOTAL           YEAR         YEARS        YEARS       5 YEARS
                                                     ----------     -----------     --------     --------   ----------
Debt                                                 $1,883,754        $35,118      $231,834     $272,645   $1,344,157
Liquidated damages related to the sale of
   hotels managed by Six Continents Hotels(a)             4,468          4,468
Operating leases                                        298,557         37,997        75,224       46,644      138,712
                                                     ----------        -------      --------     --------   ----------
   Total contractual obligations                     $2,186,779        $77,563      $307,058     $319,289   $1,482,869
                                                     ----------        -------      --------     --------   ----------

         (a) We currently expect that this obligation will be satisfied by our investment in one or more hotels licensed and managed by Six Continents Hotels.

         We have guaranteed the payment of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina, and a full recourse loan for one of our 50% owned unconsolidated hotel ventures. The following schedule details these obligations and maturity dates at December 31, 2002 (in thousands):

                              TOTAL AMOUNTS
                                COMMITTED        2003          2004         2005
                              -------------      ----          ----         ----
          Loan guarantee         $5,966          $143          $143        $5,680

Investments in Unconsolidated Entities

         At December 31, 2002, we had unconsolidated 50% investments in ventures that own an aggregate of 29 hotels (referred to as hotel joint ventures), and we had unconsolidated 50% investments in ventures that operate 14 of those 29 hotels (referred to as operating joint ventures). We own 100% of the lessees operating the remaining 15 hotels owned by the hotel joint ventures. None of our directors, officers or employees owns any interest in any of these hotel or operating joint ventures. The hotel ventures had approximately $267 million of non-recourse mortgage debt relating to 29 of the hotels. This debt is not reflected as a liability on our consolidated balance sheet. The liability of our subsidiaries that are members or partners in these ventures is generally limited to the guarantee of the borrowing venture's personal obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the nonrecourse provisions in the mortgages, such as for environmental liabilities. One hotel joint venture had a full recourse loan outstanding of $0.3 million at December 31, 2002, that we guaranteed.

         At December 31, 2002, we also had an unconsolidated 50% investment in a venture that is developing a residential condominium project in Myrtle Beach, South Carolina. This joint venture has a $97.6 million full recourse construction loan. We and our joint venture partner, Hilton, have each guaranteed 50% of the amount outstanding under this loan. At December 31, 2002, an aggregate of $11.4 million had been drawn under this loan, of which we have guaranteed our pro rata share of $5.7 million. Our pro rata share of the entire amount available under the construction loan is $48.8 million. The anticipated completion date of this development is late 2004.

         Capital expenditures on the hotels owned by our hotel joint ventures are generally paid from the capital reserve account, which is funded from the income from operations of these ventures. However, if a venture has insufficient cash to make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that, in the event of a capital call, the other joint venture member or partner may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make the other party's contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our investment equity to greater than 50% and may require that we consolidate the venture, including all of its assets and liabilities, into our consolidated financial statements.

         With respect to those ventures that are partnerships, any of our subsidiaries that serve as a general partner will be liable for all of the recourse obligations of the venture, to the extent that the venture does not have sufficient assets or insurance to satisfy the obligations. In addition, the hotels owned by these ventures could perform below expectations and result in the insolvency of the ventures and the acceleration of their debts, unless the members or partners provide additional capital. In some ventures, the members or partners may be required to make additional capital contributions or have their interest in the venture be reduced or offset for the benefit of any party making the required investment on their behalf. In the foregoing and other circumstances, we may be faced with the choice of losing our investment in a venture or investing additional capital under circumstances that do not assure a return on that investment.

Quantitative and Qualitative Disclosures About Market Risk

         At December 31, 2002, approximately 89% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

         The following tables provide information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the tables present scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the tables present the notional amount and weighted average interest rate, by contractual maturity date. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been received or paid by us had the swaps been terminated at the date presented.

                             EXPECTED MATURITY DATE
                              AT DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                2003         2004         2005        2006       2007      THEREAFTER      TOTAL       FAIR VALUE
                               -------     --------     -------     -------    --------    ----------    ----------    ----------
LIABILITIES
Fixed rate:
   Debt                        $35,118     $189,228     $42,606     $14,217    $258,428    $1,343,507    $1,883,104    $1,725,934
   Interest rate swaps(a)                  (175,000)                            (25,000)                                 (200,000)
      Average interest rate       7.42%        7.91%       7.48%       8.04%       7.46%         8.89%         8.61%
Floating rate:
   Debt                                                                                           650           650           650
   Interest rate swaps(a)                   175,000                              25,000                     200,000         7,708
      Average interest rate(b)                 4.59%                               4.95%        10.18%         4.63%
Total                          $35,118     $189,228     $42,606     $14,217    $258,428    $1,344,157     1,883,754
                                  7.42%        4.84%       7.48%       8.04%       7.22%         8.89%         8.18%
Discount accretion                                                                                           (6,620)
Total debt                                                                                                 $1,877,134

         (a) At December 31, 2002, our $175 million in publicly traded notes due October 2004, and $25 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on these notes to a variable interest rate tied to LIBOR. The interest rate swap agreements also have maturities that coincide with those notes. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense. The interest rate swaps decreased our interest expense by $4 million during 2002.

         (b) The average floating rate of interest represents the implied forward rates in the yield curve at December 31, 2002.

                             EXPECTED MATURITY DATE
                              AT DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                 2002        2003         2004        2005       2006      THEREAFTER      TOTAL       FAIR VALUE
                               -------     --------     -------     -------    --------    ----------    ----------    ----------
LIABILITIES
Fixed rate:
   Debt                        $12,922     $ 34,904     $189,229     $42,635    $ 14,216    $1,601,946    $1,895,852    $1,664,696
   Interest rate swaps(a)                               (175,000)                                           (175,000)
      Average interest rate       7.88%        7.43%        7.91%       7.46%       8.04%         8.66%         8.59%
Floating rate:
   Debt                                                   49,674                                   650        50,324        50,324
   Interest rate swaps                                   175,000                                             175,000        (1,466)
     Average interest rate(a)                              4.83%                                  8.26%         4.84%

Total                          $12,922     $ 34,904     $238,903     $42,635    $ 14,216    $1,602,596     1,946,176
                                  7.88%        7.43%        5.01%       7.46%       8.04%         8.66%         8.15%
Discount accretion                                                                                            (7,768)
Total debt                                                                                                $1,938,408

         (a) The average floating rate of interest represents the implied forward rates in the yield curve at December 31, 2001.

         Swap contracts, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to the interest rate swap agreements range from A to AA-.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         On an on-going basis, we evaluate our estimates, including those related to bad debts, the carrying value of investments in hotels, litigation, and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

         o We are required by GAAP to record an impairment charge when we believe that an investment in one or more of our hotels has been impaired, such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment. We test for impairment when certain events occur, including one or more of the following: projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; events that could cause changes or uncertainty in travel patterns; and a current expectation that, more likely than not, a hotel will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In February 2003, we announced our plan to sell 33 non-strategic hotels over the next 36 months. The shorter probable holding periods related to our decision to sell these hotels was the primary factor that led to an impairment charge of $118.3 million on 20 of these 33 hotels. Additional impairment charges of $25.8 million were recorded in the fourth quarter of 2002, resulting from decreased estimates of future cash flows from two hotels not included in our disposition plan. We revised our estimates of future cash flows in the fourth quarter of 2002, when it became apparent that the recovery of the travel industry would take longer than we had originally expected. In the evaluation of impairment of our hotel assets, and in establishing the impairment charge, we made many assumptions and estimates on a hotel by hotel basis, which included the following:

                  o Annual cash flow growth rates for revenues and expenses;

                  o        Holding periods;

                  o        Expected remaining useful lives of assets;

                  o Estimates in fair values taking into consideration future cash flows, capitalization rates, discount rates and comparable selling prices; and o Future capital expenditures.

                  Changes in these estimates, future adverse changes in market conditions or poor operating results of underlying hotels could result in losses or an inability to recover the carrying value of the hotels that may not be reflected in the hotel's current carrying value, thereby requiring additional impairment charges in the future.

         o We own a 50% interest in various real estate joint ventures reported under the equity method of accounting. In accordance with GAAP, we record an impairment of these equity method investments when they experience an other than temporary decline in value. During the fourth quarter of 2002, we determined that certain of our equity method investments had experienced an other than temporary decline in value, because a recovery of their value in excess of previously recorded book values was not expected to occur within the next year. As such, we recorded a related impairment loss of $13.4 million. Changes in our estimates or future adverse changes in the market conditions of the hotels owned by equity method investments could result in additional declines in value that could be considered other than temporary.

         o We make estimates with respect to contingent liabilities for losses covered by insurance in accordance with FAS 5, Accounting for Contingencies. We record liabilities for self insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. In 2002, we became self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 68 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves represent estimates at a given accounting date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be reporting lags between the occurrence of the insured event and the time it is actually reported. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $2.3 million, at December 31, 2002, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We have recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2002.

         o Credit is extended to hotel guests, and terms of credit range from one day for the clearing of credit card receivables to 30 days for corporate accounts. We make estimates with respect to the collectability of our trade receivables and provide an allowance for doubtful accounts for our estimate of probable losses. Our estimate of losses is based on several factors, including historical losses, the aging of the outstanding receivables, and the financial condition of the customers. If a customer becomes insolvent or files for bankruptcy, we charge-off the entire amount due from that customer. At both December 31, 2002 and 2001, we had an allowance for doubtful accounts of $1.4 million and had recorded bad debt expense of $1.5 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively. No bad debt expense was recorded during the year ended December 31, 2000, as this period was prior to our purchase of the hotel leases. Significant judgments and estimates must be made and used in connection with establishing allowances in any accounting period. Material differences may result in the amount and timing of our allowances for any period if adverse economic conditions cause widespread financial difficulties among our customers, in general. Specifically, additional bankruptcies of other companies in the travel industry, such as airlines, may result in additional charges to bad debt expense.

         o SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments. In accordance with this pronouncement, all of our interest rate swap agreements outstanding at December 31, 2002, were designated as fair value hedges because they are hedging our exposure to the changes in the fair value of our fixed rate debt. Our swaps meet the criteria necessary to assume no ineffectiveness of the hedge. These instruments are marked to our estimate of their fair market value through the income statement, but are offset by the change in the estimated fair value of our swapped fixed rate debt. We estimate the fair value of our interest rate swaps and fixed rate debt through the use of a third party valuation. We may use other methods and assumptions to validate the fair market value. At December 31, 2002, our estimate of the fair market value of the interest rate swaps was approximately $7.7 million and represents the amount that we estimate we would currently receive upon termination of these instruments, based on current market rates and reasonable assumptions about relevant future market conditions.

         o Our TRSs have cumulative future tax deductions totaling $103.4 million. The gross deferred income tax asset associated with these future tax deductions was $39.3 million. We have recorded a valuation allowance equal to 100% of our $39.3 million deferred tax asset related to our TRSs, because of the uncertainty of realizing the benefit of the deferred tax asset. SFAS 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. In accordance with SFAS 109 we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

RECENT ACCOUNTING ANNOUNCEMENTS

         During the year ended December 31, 2002, we elected early adoption of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishments of debt be classified as an extraordinary item, net of related income tax effects. We have reclassified all losses from extinguishment of debt reported in prior periods to be included in income before equity in income of unconsolidated entities, minority interests and gain on sale of assets in the accompanying financial statements to conform to SFAS 145.

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") of the FASB, has set forth in EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.

SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. We do not currently expect SFAS 146 to have a material impact on our results of operations and financial position.

         The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS 147 will have no impact on us.

         The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS 148. The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with one of the alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation mandated by SFAS 148, we intend to adopt the "prospective method" as of January 1, 2003. Under this method, compensation expense will be recognized for any new awards issued after December 31, 2002. We do not currently expect the adoption of SFAS 148 to have a material impact on our financial position or results of operations.

         FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made the disclosures required by FIN 45.

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"), was issued in January 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

         FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

         We have no unconsolidated variable interest entities that would be consolidated under the requirements of FIN 46.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks, uncertainties and assumptions that may affect our actual results, which are discussed more fully under "Cautionary Factors That May Affect Future Results" in Item 1 hereof and in our previous filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (collectively, "Cautionary Disclosures"), include: general economic conditions, including the timing and magnitude of any recovery from the current soft economy; future acts of terrorism and the commencement of war in Iraq; the availability of capital; and numerous other factors which may affect results, performance and achievements. The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Disclosures. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to us are incorporated herein by reference to the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources" contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                         PART III. -- OTHER INFORMATION

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We have no directors or officers. FelCor as the general partner performs our management functions. Information about the directors and executive officers of FelCor called for by this Item is contained in FelCor's definitive Proxy Statement for their 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         We have no directors or officers. FelCor as the general partner performs our management functions. Information about the directors and executive officers of FelCor called for by this Item is contained in FelCor's definitive Proxy Statement for their 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information called for by this Item is contained in FelCor's definitive Proxy Statement for their 2003 Annual Meeting of Stockholders, or in
Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is contained in FelCor's definitive Proxy Statement for their 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of FelCor's senior management, including FelCor's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, FelCor's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to them material information relating to us and our consolidated subsidiaries that are required to be included in our periodic SEC filings.

(b)      Changes in internal controls.

         Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements

         Included herein at pages F-1 through F-38.

              2. Financial Statement Schedules

         The following financial statement schedule is included herein at page F-39 through F-43.

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

               3. Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K:



EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   3.1     -      Second Amended and Restated Agreement of Limited Partnership
                  of FelCor Lodging Limited Partnership ("FelCor LP") dated
                  December 31, 2001 (filed as Exhibit 10.1 to FelCor Lodging
                  Trust Incorporated's ("FelCor") Annual Report on Form 10-K for
                  the fiscal year ended December 31, 2001 ("FelCor's 2001 Form
                  10-K"), and incorporated herein by reference).

   3.1.1   -      First Amendment to Second Amended and Restated Agreement of
                  Limited Partnership of FelCor LP dated April 1, 2002 (filed as
                  Exhibit 10.1.1 to FelCor's Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

   3.1.2   -      Second Amendment to Second Amended and Restated Agreement of
                  Limited Partnership of FelCor LP dated August 31, 2002 (filed as Exhibit 10.1.2 to FelCor's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 2002 ("FelCor's 2002 Form
                  10-K"), and incorporated herein by reference).

   3.1.3   -      Third Amendment to Second Amended and Restated Agreement of
                  Limited Partnership of FelCor LP dated October 1 2002 (filed as Exhibit 10.1.3 to FelCor's 2002 Form 10-K and incorporated herein by reference).

   4.1     -      Indenture dated October 1, 1997, by and among FelCor LP,
                  FelCor, the Subsidiary Guarantors named therein and SunTrust
                  Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (file no. 333-39595) of
                  FelCor LP and the other co-registrants named therein and
                  incorporated herein by reference).

   4.1.1   -      First Amendment to Indenture dated February 5, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named
                  therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (file
                  no. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   4.1.2   -      Second Amendment to Indenture and First Supplemental Indenture
                  dated December 30, 1998, by and among FelCor, FelCor LP, the
                  Subsidiary Guarantors named therein and SunTrust Bank, as
                  Trustee (filed as Exhibit 4.7.2 to FelCor's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1998
                  ("FelCor's 1998 Form 10-K"), and incorporated herein by
                  reference).

   4.1.3   -      Third Amendment to Indenture dated March 30, 1999, by and
                  among FelCor, FelCor LP, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.3 to FelCor's Form 10-Q for the quarter ended March 31, 1999
                  ("FelCor's March 1999 10-Q"), and incorporated herein by
                  reference).

   4.1.4   -      Second Supplemental Indenture dated August 1, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.2.4 to the Registration Statement on Form S-4 (file no. 333-47506)
                  of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

   4.1.5   -      Third Supplemental Indenture dated July 26, 2001, by and among
                  FelCor LP, FelCor, the Subsidiary Guarantors named therein and
                  SunTrust Bank, as Trustee (filed as Exhibit 4.2.5 to the
                  Registration Statement on Form S-4 (file no. 333-63092) of
                  FelCor LP and the other co-registrants named therein and
                  incorporated herein by reference).

   4.1.6   -      Fourth Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.6 to FelCor's 2002 Form 10-K and incorporated herein by
                  reference).

   4.2     -      Indenture dated September 15, 2000, by and among FelCor LP,
                  FelCor, the Subsidiary Guarantors named therein and SunTrust
                  Bank, as Trustee (filed as Exhibit 4.3 to the Registration
                  Statement on Form S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

   4.2.1   -      First Supplemental Indenture dated July 26, 2001, by and among
                  FelCor LP, FelCor, the Subsidiary Guarantors named therein and
                  SunTrust Bank, as Trustee (filed as Exhibit 4.3.1 to the
                  Registration Statement on Form S-4 (file no. 333-63092) of
                  FelCor LP and the other co-registrants named therein and
                  incorporated herein by reference).

   4.2.2   -      Second Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.8.2 to FelCor's 2002 Form 10-K and incorporated herein by
                  reference).

   4.3     -      Indenture dated June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as
                  Trustee (filed as Exhibit 4.9 to FelCor's Form 8-K dated as of
                  June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

   4.3.1   -      First Supplemental Indenture dated July 26, 2001, by and among
                  FelCor LP, FelCor, the Subsidiary Guarantors named therein and
                  SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the
                  Registration Statement on Form S-4 (file no. 333-63092) of
                  FelCor LP and the other co-registrants named therein and
                  incorporated herein by reference).

   4.3.2   -      Second Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to FelCor's 2002 Form 10-K and incorporated herein by
                  reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.1    -      Contribution Agreement dated January 1, 2001, by and among
                  FelCor, FelCor LP, FelCor, Inc., RGC and DJONT Operations,
                  L.L.C. (filed as Exhibit 10.27 to FelCor's Form 10-Q for the quarter ended March 31, 2001 ("FelCor's March 2001 10-Q"), and incorporated herein by reference).

   10.2    -      Leasehold Acquisition Agreement dated March 30, 2001, by and among Bass (U.S.A.) Incorporated, in its individual capacity and on behalf of its subsidiaries and affiliates, and FelCor, in its individual capacity and on behalf of its subsidiaries and affiliates, including as an exhibit thereto the form of
                  Management Agreement for Six Continents-branded hotels (filed as Exhibit 10.28 to FelCor's March 2001 10-Q and incorporated herein by reference).

   10.3    -      Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Six Continents Hotels, as
                  manager, with respect to FelCor's Six Continents-branded
                  hotels (included as an exhibit to the Leasehold Acquisition
                  Agreement filed as Exhibit 10.2 above).

   10.4    -      Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor's Embassy Suites Hotels,
                  including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto (filed as Exhibit 10.5 to
                  FelCor's 2001 Form 10-K and incorporated herein by reference).

   10.5    -      Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor's Doubletree and Doubletree
                  Guest Suites hotels (filed as Exhibit 10.6 to FelCor's 2001
                  Form 10-K and incorporated herein by reference).

   10.6    -      Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor's Sheraton and Westin
                  hotels (filed as Exhibit 10.7 to FelCor's 2001 Form 10-K and incorporated herein by reference).

   10.7    -      Employment Agreement dated July 28, 1994, between FelCor and
                  Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to FelCor's
                  Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1994 ("FelCor's 1994 Form 10-K/A"), and incorporated herein by reference).

   10.8    -      Restricted Stock and Stock Option Plan of FelCor (filed as
                  Exhibit 10.9 to FelCor's 1994 Form 10-K/A and incorporated herein by reference).

   10.9    -      Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to FelCor's 2001 Form 10-K and incorporated herein by
                  reference).

   10.10   -      1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1995, and incorporated
                  herein by reference).

   10.11   -      Non-Qualified Deferred Compensation Plan, as amended and
                  restated July 1999 (filed as Exhibit 10.9 to FelCor's Form
                  10-Q for the quarter ended September 30, 1999, and
                  incorporated herein by reference).

   10.12   -      1998 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 4.2 to FelCor's Registration Statement on Form S-8
                  (file no. 333-66041) and incorporated herein by reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.13   -      2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to FelCor's 2002 Form 10-K and incorporated herein by reference).

   10.14   -      Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor's Post-Effective Amendment on Form
                  S-3 to Form S-4 Registration Statement (file no. 333-50509)
                  and incorporated herein by reference).

   10.15   -      Amended and Restated Stock Option Plan for Non-Employee
                  Directors (filed as Exhibit 99.2 to FelCor's Post-Effective
                  Amendment on Form S-3 to Form S-4 Registration Statement (file
                  no. 333-50509) and incorporated herein by reference).

   10.16   -      Form of Severance Agreement for executive officers and certain key employees of FelCor (filed as Exhibit 10.13 to FelCor's
                  1998 Form 10-K and incorporated herein by reference).

   10.17   -      Stockholders' and Registration Rights Agreement dated July 27,
                  1998, by and among FelCor, Bass America, Inc., Holiday
                  Corporation, Bass plc, United/Harvey Investors I, L.P.,
                  United/Harvey Investors II, L.P., United/Harvey Investors III,
                  L.P., United/Harvey Investors IV, L.P., and United/Harvey
                  Investors V, L.P. (filed as Exhibit 10.18 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

   10.18   -      Seventh Amended and Restated Credit Agreement dated July 26,
                  2001, among FelCor, FelCor LP and FelCor Canada Co., as
                  borrowers, the lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as administrative
                  agents, Bankers Trust Company, as syndication agent, J.P.
                  Morgan Securities Inc. and Deutsche Banc Alex. Brown, Inc., as
                  co-lead arrangers and joint bookrunners, and Bank of America,
                  N.A. and Salomon Smith Barney, Inc., as document agents (filed as Exhibit 10.17 to FelCor's Form 10-Q for the quarter ended
                  June 30, 2001, and incorporated herein by reference).

   10.18.1 -      First Amendment dated November 6, 2001, among FelCor, FelCor
                  LP and FelCor Canada Co., as borrowers, the lenders party
                  thereto, The Chase Manhattan Bank and The Chase Manhattan Bank
                  of Canada, as administrative agents, and Bankers Trust
                  Company, as syndication agent (filed as Exhibit 10.17.1 to
                  FelCor's Form 10-Q for the quarter ended September 30, 2001
                  ("FelCor's September 2001 10-Q"), and incorporated herein by reference).

   10.18.2 -      Second Amendment dated June 17, 2002, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders party
                  thereto, JPMorgan Chase Bank and J.P. Morgan Bank Canada, as administrative agents, and Deutsche Bank Trust Company
                  Americas, as syndication agent (filed as Exhibit 10.18.2 to
                  FelCor's Form 8-K dated June 17, 2002, and filed on July 1,
                  2002, and incorporated herein by reference).

   10.18.3 -      Third Amendment and Consent dated December 20, 2002, among
                  FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders party thereto, JPMorgan Chase Bank and J.P. Morgan
                  Bank Canada, as administrative agents, and Deutsche Bank Trust
                  Company Americas, as syndication agent (filed as Exhibit
                  10.18.3 to FelCor's Form 8-K dated December 20, 2002, and
                  filed December 23, 2002, and incorporated herein by
                  reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.19   -      Loan Agreement dated October 10, 1997, among Bristol Lodging
                  Company, Bristol Lodging Holding Company, Nomura Asset Capital
                  Corporation, as administrative agent and collateral agent for
                  Lenders, and Bankers Trust Company, as co-agent for Lenders
                  (filed as Exhibit 10.10 to Bristol Hotel Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997, and incorporated herein by reference).

   10.19.1 -      First Amendment to Loan Agreement and Ancillary Loan Documents
                  made as of May 28, 1999, among FelCor Lodging Company, L.L.C.,
                  FelCor Lodging Holding Company, L.L.C. and LaSalle National
                  Bank, as Trustee for Nomura Asset Securities Corporation
                  Commercial Pass-Through Certificates Series 1998-D6, as
                  administrative agent and collateral agent (filed as Exhibit
                  10.19.1 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (" FelCor's 1999 Form 10-K"), and incorporated herein by reference).

   10.20   -      Form of Mortgage, Security Agreement and Fixture Filing by and
                  between FelCor/CSS Holdings, L.P. as mortgagor, and The
                  Prudential Insurance Company of America, as mortgagee (filed as Exhibit 10.23 to FelCor's March 1999 10-Q and incorporated herein by reference).

   10.20.1 -      Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, Ltd.,
                  payable to the order of The Prudential Insurance Company of
                  America (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 ("FelCor's June 1999 10-Q"), and incorporated herein by reference).

   10.21   -      Form of Deed of Trust, Security Agreement and Fixture Filing,
                  each dated May 12, 1999, from FelCor/MM Holdings, L.P., as borrower, in favor of Fidelity National Title Insurance
                  Company, as trustee, and Massachusetts Mutual Life Insurance
                  Company, as beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.21.1, also executed by FelCor/CSS Holdings, L.P.
                  with respect to the Embassy Suites Hotels-Anaheim and Embassy
                  Suites Hotels-Deerfield Beach, and by FelCor LP with respect to the Embassy Suites Hotels-Palm Desert (filed as Exhibit
                  10.24.2 to FelCor's June 1999 10-Q and incorporated herein by reference).

   10.21.1 -      Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of
                  Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites
                  Hotels-Dallas Market Center), $14,000,000 (Embassy Suites
                  Hotels-Dallas Love Field), $12,450,000 (Embassy Suites
                  Hotels-Tempe), $11,550,000 (Embassy Suites Hotels-Anaheim),
                  $8,900,000 (Embassy Suites Hotels-Palm Desert), $15,600,000
                  (Embassy Suites Hotels-Deerfield Beach) (filed as Exhibit
                  10.24.1 to FelCor's June 1999 10-Q and incorporated herein by reference).

   10.22   -      Form of Deed of Trust and Security Agreement and Fixture
                  Filing with Assignment of Leases and Rents, each dated April
                  20, 2000, from FelCor/MM S-7 Holdings, L.P., as mortgagor, in favor of Massachusetts Mutual Life Insurance Company and
                  Teachers Insurance and Annuity Association of America, as
                  mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.2
                  (filed as Exhibit 10.24 to FelCor's Form 10-Q for the quarter ended June 30, 2000 ("FelCor's June 2000 10-Q"), and
                  incorporated herein by reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.22.1 -      Form of Accommodation Cross-Collateralization Mortgage and
                  Security Agreement, each dated April 20, 2000, executed by
                  FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual
                  Life Insurance Company and Teachers Insurance and Annuity
                  Association of America (filed as Exhibit 10.24.1 to FelCor's
                  June 2000 10-Q and incorporated herein by reference).

   10.22.2 -      Form of fourteen separate Promissory Notes each dated April
                  20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each
                  separately payable to the order of Massachusetts Mutual Life
                  Insurance Company and Teachers Insurance and Annuity
                  Association of America, respectively, in the respective
                  original principal amounts of $13,500,000 (Phoenix (Crescent),
                  Arizona), $13,500,000 (Phoenix (Crescent), Arizona),
                  $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000
                  (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta
                  Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia),
                  $12,500,000 (Chicago O'Hare Airport, Illinois), $12,500,000
                  (Chicago O'Hare Airport, Illinois), $3,500,000 (Lexington,
                  Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $10,500,000 (South
                  Burlington, Vermont) and $10,500,000 (South Burlington,
                  Vermont) (filed as Exhibit 10.24.2 to FelCor's June 2000 10-Q and incorporated herein by reference).

   10.23   -      Form of Deed of Trust and Security Agreement, each dated May
                  2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C.,
                  FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield
                  Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB
                  Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C.,
                  FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF
                  Holdings, L.P., each as borrower, in favor of The Chase
                  Manhattan Bank, as beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.23.1 (filed as Exhibit 10.25 to FelCor's June 2000
                  10-Q and incorporated herein by reference).

   10.23.1 -      Form of eight separate Promissory Notes, each dated May 2,
                  2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB
                  Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C.,
                  FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings,
                  L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB
                  Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P.,
                  each separately payable to the order of The Chase Manhattan
                  Bank in the respective original principal amounts of
                  $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston
                  Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield,
                  Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000
                  (Orlando South, Florida), $32,650,000 (New Orleans,
                  Louisiana), $20,728,000 (Piscataway, New Jersey) and
                  $26,268,000 (South San Francisco, California) (filed as
                  Exhibit 10.25.1 to FelCor's June 2000 10-Q and incorporated herein by reference).

   10.24   -      Registration Rights Agreement dated June 4, 2001, by and among
                  FelCor LP, FelCor and Deutsche Banc Alex. Brown Inc., in its
                  individual capacity and on behalf of J.P. Morgan Securities
                  Inc., Banc of America Securities LLC, Salomon Smith Barney
                  Inc., Morgan Stanley & Co. Incorporated, Merrill Lynch,
                  Pierce, Fenner & Smith Incorporated, SG Cowen Securities
                  Corporation, Credit Lyonnais Securities (USA) Inc., Scotia
                  Capital (USA) Inc., BMO Nesbitt Burns Corp., Fleet Securities,
                  Inc., PNC Capital Markets, Inc. and Wells Fargo Brokerage
                  Services, LLC (filed as Exhibit 10.29 to FelCor's Form 8-K dated June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.25   -      Registration Rights Agreement dated December 3, 2001, by and among FelCor, FelCor LP, Deutsche Banc Alex. Brown, J.P.
                  Morgan Securities Inc., Banc of America Securities LLC, Morgan
                  Stanley & Co. Incorporated and Salomon Smith Barney Inc.
                  (filed as Exhibit 10.27 to FelCor's 2001 Form 10-K and
                  incorporated herein by reference).

   10.26   -      Exchange Agreement dated October 1, 2002, by and among FelCor
                  LP, FelCor and Six Continents Hotels Operating Corp. (filed as
                  Exhibit 10.28 to FelCor's Form 10-Q for the quarter ended
                  September 30, 2002, and incorporated herein by reference).

   21*     -      List of Subsidiaries of FelCor LP.

   99.1*   -      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
                  the Chief Executive Officer of FelCor, FelCor LP's general partner.

   99.2*   -      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
                  the Chief Financial Officer of FelCor, FelCor LP's general partner.

-----------------
* Indicates that the document is filed herewith.

         (b) Reports on Form 8-K

         No current reports on Form 8-K were filed by FelCor LP during the three months ended December 31, 2002.

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

                                    FELCOR LODGING LIMITED PARTNERSHIP
                                    a Delaware Limited Partnership

                                    By: FelCor Lodging Trust Incorporated
                                        Its General Partner

                                    By:        /s/ LAWRENCE D. ROBINSON
                                         --------------------------------------
                                                 Lawrence D. Robinson
                                               Executive Vice President

Date:    March 24, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         DATE                                 SIGNATURE

   March 24, 2003                       /s/ Donald J. McNamara
                         -----------------------------------------------------
                                          Donald J. McNamara
                                  Chairman of the Board and Director

   March 24, 2003                    /s/ Thomas J. Corcoran, Jr.
                         -----------------------------------------------------
                                       Thomas J. Corcoran, Jr.
                           President and Director (Chief Executive Officer)

   March 26, 2003                       /s/ Richard J. O'Brien
                         -----------------------------------------------------
                                          Richard J. O'Brien
                         Executive Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

   March 26, 2003                       /s/ Lester C. Johnson
                         -----------------------------------------------------
                                          Lester C. Johnson
                                 Senior Vice President and Controller
                                    (Principal Accounting Officer)

   March 24, 2003                        /s/ Melinda J. Bush
                         -----------------------------------------------------
                                      Melinda J. Bush, Director

   March 24, 2003                       /s/ Richard S. Ellwood
                         -----------------------------------------------------
                                     Richard S. Ellwood, Director

   March 24, 2003                      /s/ Richard O. Jacobson
                         -----------------------------------------------------
                                    Richard O. Jacobson, Director

   March 24, 2003                    /s/ Charles A. Ledsinger, Jr.
                         -----------------------------------------------------
                                 Charles A. Ledsinger, Jr., Director

   March 24, 2003                      /s/ Robert H. Lutz, Jr.
                         -----------------------------------------------------
                                    Robert H. Lutz, Jr., Director

   March 25, 2003                      /s/ Robert A. Mathewson
                         -----------------------------------------------------
                                    Robert A. Mathewson, Director

   March 24, 2003                        /s/ Richard C. North
                         -----------------------------------------------------
                                      Richard C. North, Director

   March 24, 2003                        /s/ Michael D. Rose
                         -----------------------------------------------------
                                      Michael D. Rose, Director

                                 CERTIFICATIONS


I, Thomas J. Corcoran, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of FelCor Lodging Limited Partnership,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        March 27, 2003                 /s/ Thomas J. Corcoran, Jr.
                               ---------------------------------------------
                                       Thomas J. Corcoran, Jr.
                                       Chief Executive Officer
                                       FelCor Lodging Trust Incorporated
                                       General Partner

                                 CERTIFICATIONS


I, Richard J. O'Brien, certify that:

1. I have reviewed this annual report on Form 10-K of FelCor Lodging Limited Partnership,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




       March 27, 2003                   /s/ Richard J. O'Brien
                                 -------------------------------------------
                                        Richard J. O'Brien
                                        Chief Financial Officer
                                        FelCor Lodging Trust Incorporated
                                        General Partner

                       FELCOR LODGING LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION



Report of Independent Accountants.......................................................................F-2
Consolidated Balance Sheets - December 31, 2002 and 2001................................................F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000..............F-4
Consolidated Statements of Comprehensive Income.........................................................F-5
Consolidated Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.......F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000..............F-7
Notes to Consolidated Financial Statements..............................................................F-8
Report of Independent Accountants on Financial Statement Schedule......................................F-39
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002........................F-40

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of FelCor Lodging Trust Incorporated


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), partners' capital and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities."



PricewaterhouseCoopers LLP


Dallas, Texas
February 3, 2003,
   except as to Note 26,
   which is as of March 21, 2003

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                           ASSETS
                                                                                             2002              2001
                                                                                        --------------    --------------
Investment in hotels, net of accumulated depreciation of
     $782,166 in 2002 and $630,962 in 2001 ..........................................   $    3,473,452    $    3,653,236
Investment in unconsolidated entities ...............................................          141,943           155,217
Hotels held for sale ................................................................                             38,937
Cash and cash equivalents ...........................................................           66,542           128,742
Accounts receivable, net of allowance for doubtful accounts of $1,413 in 2002
     and $1,404 in 2001 .............................................................           48,548            51,276
Deferred expenses, net of accumulated amortization of
     $13,357 in 2002 and $10,672 in 2001 ............................................           24,185            31,249
Other assets ........................................................................           25,693            20,828
                                                                                        --------------    --------------
          Total assets ..............................................................   $    3,780,363    $    4,079,485
                                                                                        ==============    ==============

                                               LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $6,620 in 2002 and $7,768 in 2001 ..........................   $    1,877,134    $    1,938,408
Distributions declared but unpaid ...................................................           14,792             8,172
Accrued expenses and other liabilities ..............................................          150,385           164,052
Minority interests ..................................................................           48,596            49,559
                                                                                        --------------    --------------
          Total liabilities .........................................................        2,090,907         2,160,191
                                                                                        --------------    --------------

Commitments and contingencies

Redeemable units at redemption value, 3,290 and 9,005, units issued and outstanding
   at December 31, 2002 and 2001, respectively ......................................           37,634           150,479
                                                                                        --------------    --------------

Preferred units: $01 par value, 20,000 units authorized:
   Series A Cumulative Convertible Preferred Units, 5,980 and 5,981 units issued
      and outstanding at December 31, 2002 and 2001, respectively ...................          149,512           149,515
   Series B Cumulative Redeemable Preferred Units, 68 and 58 units issued
      and outstanding at December 31, 2002 and 2001, respectively ...................          169,395           143,750
Common units, 64,470 and 58,705 units issued and outstanding at December 31,
      2002 and 2001, respectively ...................................................        1,333,014         1,475,926
Accumulated other comprehensive income ..............................................              (99)             (376)
                                                                                        --------------    --------------
         Total partners' capital ....................................................        1,651,822         1,768,815
                                                                                        --------------    --------------

          Total liabilities, redeemable units and partners' capital .................   $    3,780,363    $    4,079,485
                                                                                        ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2002
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                       2002            2001            2000
                                                                                   ------------    ------------    ------------
Revenues:
   Hotel operating revenue .....................................................   $  1,316,313    $  1,082,844
   Percentage lease revenue ....................................................                        115,137    $    536,907
   Retail space rental and other revenue .......................................          1,646           2,990           3,057
                                                                                   ------------    ------------    ------------
Total revenues .................................................................      1,317,959       1,200,971         539,964
                                                                                   ------------    ------------    ------------
Expenses:
   Hotel operating expenses ....................................................        462,293         362,645
   Other property operating costs ..............................................        363,931         290,247
   Management and franchise fees ...............................................         66,897          57,739
   Taxes, insurance and lease expense ..........................................        132,138         140,784          92,633
   Corporate expenses ..........................................................         13,756          12,678          12,256
   Depreciation ................................................................        152,817         157,692         160,745
   Abandoned project costs .....................................................          1,663             837
   Lease termination costs .....................................................                         36,604
   Merger termination costs ....................................................                         19,919
                                                                                   ------------    ------------    ------------
Total operating expenses .......................................................      1,193,495       1,079,145         265,634
                                                                                   ------------    ------------    ------------

Operating income ...............................................................        124,464         121,826         274,330

Interest expense, net:
   Recurring financing .........................................................        164,294         158,343         156,712
   Merger related financing ....................................................                          5,486
Swap termination expense .......................................................                          7,049
Charge-off of deferred financing costs .........................................          3,222           1,270           3,865
Impairment loss on investment in hotels and hotels held for sale ...............        144,085           7,000          63,000
                                                                                   ------------    ------------    ------------
Income (loss) before equity in income from unconsolidated entities,
      minority interests and gain on sale of assets ............................       (187,137)        (57,322)         50,753
   Equity in income (loss) from unconsolidated entities, including an
      impairment loss in 2002 of $13,419 .......................................        (10,127)          7,346          14,820
   Minority interests ..........................................................         (1,095)         (3,585)         (3,570)
                                                                                   ------------    ------------    ------------
Income (loss) from continuing operations .......................................       (198,359)        (53,561)         62,003
   Gain on sale of assets ......................................................          6,061           3,417           4,388
                                                                                   ------------    ------------    ------------
Net income (loss) ..............................................................       (192,298)        (50,144)         66,391
   Preferred distributions .....................................................        (26,292)        (24,600)        (24,682)
                                                                                   ------------    ------------    ------------
Net income (loss) applicable to unitholders ....................................   $   (218,590)   $    (74,744)   $     41,709
                                                                                   ============    ============    ============
Per unit data:
   Basic:
     Income (loss) from continuing operations applicable to unitholders ........   $      (3.54)   $      (1.21)   $       0.67
                                                                                   ============    ============    ============
     Net income (loss) applicable to unitholders ...............................   $      (3.54)   $      (1.21)   $       0.67
                                                                                   ============    ============    ============
     Weighted average units outstanding ........................................         61,737          61,635          62,301
   Diluted:
     Income (loss) from continuing operations applicable to unitholders ........   $      (3.54)   $      (1.21)   $       0.67
                                                                                   ============    ============    ============
     Net income (loss) applicable to unitholders ...............................   $      (3.54)   $      (1.21)   $       0.67
                                                                                   ============    ============    ============
     Weighted average units outstanding ........................................         61,737          61,635          62,556


Cash distributions declared on partnership units ...............................   $       0.60    $       1.70    $       2.20
                                                                                   ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

             CONSOLIDIATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (IN THOUSANDS)



                                                               2002         2001         2000
                                                            ---------    ---------    ---------
Net income (loss) ..........................................$(192,298)   $ (50,144)   $  66,391
Cumulative transition adjustment from interest rate swaps ..                   248
Unrealized holding losses from interest rate swaps .........                (7,297)
Losses realized on interest rate swap terminations .........                 7,049
Foreign currency translation adjustment ....................      277         (376)          --
                                                            ---------    ---------    ---------
     Comprehensive income (loss) ...........................$(192,021)   $ (50,520)   $  66,391
                                                            =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)


xxx

                                                                                   Accumulated
                                                                                      Other            Total
                                                 Preferred       Partnership       Comprehensive     Partners'
                                                   Units            Units          Income (Loss)      Capital
                                                 ---------       -----------       -------------     ----------
Balance, December 31, 1999 ..................     $295,000        $1,917,651                         $2,212,651
Conversion of Series A preferred units ......      (1,735)                                              (1,735)
Contributions ...............................                          3,410                              3,410
Redemption of units .........................                      (190,416)                          (190,416)
Distributions ...............................                      (158,104)                          (158,104)
Allocations to redeemable units .............                       (51,598)                           (51,598)
Net income ..................................                         66,391                             66,391
                                                  --------        ----------         -------         ----------
Balance, December 31, 2000 ..................      293,265         1,587,334                          1,880,599
Foreign exchange translation ................                                        $  (376)             (376)
Contributions ...............................                         17,487                             17,487
Redemption of units .........................                        (9,218)                            (9,218)
Distributions ...............................                      (134,694)                          (134,694)
Allocations to redeemable units .............                         65,161                             65,161
Net loss ....................................                       (50,144)                           (50,144)
                                                  --------        ----------         -------         ----------

Balance, December 31, 2001 ..................      293,265         1,475,926            (376)         1,768,815
Foreign exchange translation ................                                             277               277
Issuance of Series B preferred units ........       25,645                                               25,645
Contributions ...............................                            132                                132
Distributions ...............................                       (63,550)                           (63,550)
Conversion of preferred units ...............          (3)                                                  (3)
Allocations from redeemable units ...........                        112,804                            112,804
Net loss ....................................                      (192,298)                          (192,298)
                                                  --------        ----------         -------         ----------
Balance, December 31, 2002 ..................     $318,907        $1,333,014         $   (99)        $1,651,822
                                                  ========        ==========         =======         ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (IN THOUSANDS)

                                                                                              2002          2001          2000
                                                                                           ----------    ----------    ----------
Cash flows from operating activities:
          Net income (loss) ............................................................   $ (192,298)   $  (50,144)   $   66,391
          Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                    Depreciation .......................................................      152,817       157,692       160,745
                    Gain on sale of assets .............................................       (6,061)       (3,417)       (4,388)
                    Amortization of deferred financing fees ............................        5,297         5,292         4,628
                    Accretion (amortization) of debt ...................................          407            17          (692)
                    Allowance for doubtful accounts ....................................           (9)          220
                    Amortization of unearned officers' and directors' compensation .....        2,088         2,093         1,478
                    Equity in loss (income) from unconsolidated entities ...............       10,127        (7,346)      (14,820)
                    Charge-off of deferred financing costs .............................        3,222         1,270         3,865
                    Lease termination costs ............................................                     36,604
                    Impairment loss on investment in hotels and hotels held for sale ...      144,085         7,000        63,000
                    Minority interest in other partnerships ............................        1,095         3,585         3,570
              Changes in assets and liabilities:
                    Accounts receivable ................................................        4,524         6,847        (9,664)
                    Deferred expenses ..................................................       (1,455)      (13,801)      (16,964)
                    Other assets .......................................................       (6,253)        1,596        (5,339)
                    Accrued expenses and other liabilities .............................      (11,750)      (16,543)       25,494
                                                                                           ----------    ----------    ----------

                              Net cash flow provided by operating activities ...........      105,836       130,965       277,304
                                                                                           ----------    ----------    ----------

Cash flows provided by (used in) investing activities:
          Acquisition of hotels ........................................................      (49,778)
          Improvements and additions to hotels .........................................      (60,793)      (65,446)      (95,235)
          Operating cash received in acquisition of lessees ............................                     29,731
          Proceeds from sale of assets .................................................       29,001        66,330        35,111
          Cash distributions from unconsolidated entities ..............................       11,310         8,132        25,358
                                                                                           ----------    ----------    ----------
                              Net cash flow provided by (used in) investing activities .      (70,260)       38,747       (34,766)
                                                                                           ----------    ----------    ----------

Cash flows provided by (used in) financing activities:
          Proceeds from borrowings .....................................................                  1,122,172       997,424
          Net proceeds from sale of preferred units ....................................       23,809
          Repayment of borrowings ......................................................      (62,460)   (1,020,290)     (992,635)
          Redemption of units ..........................................................         (113)       (4,127)      (88,542)
          Proceeds from exercise of FelCor stock options ...............................                        678
          Distributions paid to minority interests .....................................       (2,058)       (4,799)       (5,229)
          Distributions paid to unitholders ............................................      (31,074)     (136,094)     (138,928)
          Distributions paid to preferred unitholders ..................................      (25,907)      (24,600)      (24,691)
                                                                                           ----------    ----------    ----------

                              Net cash flow used in financing activities ...............      (97,803)      (67,060)     (252,601)
                                                                                           ----------    ----------    ----------


Effect of exchange rate changes on cash ................................................           27            30
Net change in cash and cash equivalents ................................................      (62,200)      102,682       (10,063)
Cash and cash equivalents at beginning of periods ......................................      128,742        26,060        36,123
                                                                                           ----------    ----------    ----------

Cash and cash equivalents at end of periods ............................................   $   66,542    $  128,742    $   26,060
                                                                                           ==========    ==========    ==========

Supplemental cash flow information --
          Interest paid ................................................................   $  159,401    $  164,261    $  143,594
                                                                                           ==========    ==========    ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

         FelCor Lodging Limited Partnership, or FelCor LP, and our subsidiaries at December 31, 2002, had ownership interests in the real estate of 183 hotels, with nearly 50,000 rooms and suites. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, a Maryland corporation, the nation's second largest hotel real estate investment trust, or REIT. At December 31, 2002, FelCor owned a greater than 95% equity interest in our operations. At December 31, 2002, we owned a 100% real estate interest in 145 of the hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in unconsolidated entities that own 29 hotels. The operations of 15 of these 29 hotels are included in our consolidated results of operations due to our ownership of the lessee of the hotels.

         At December 31, 2002, we had an aggregate of 62,056,414 shares of FelCor common stock, and units of FelCor LP limited partnership outstanding.

         On January 1, 2001, the REIT Modernization Act, or RMA, went into effect. Among other things, the RMA permits a REIT to form taxable subsidiaries, or TRSs, that lease hotels from the REIT, provided that the hotels continue to be managed by unrelated third parties. Effective January 1, 2001, we completed transactions that resulted in our newly formed TRSs acquiring leases for 96 hotels that were previously leased to either DJONT Operations, L.L.C. and its consolidated subsidiaries, DJONT, or subsidiaries of Six Continents Hotels. Effective July 1, 2001, we acquired the remaining 88 hotel leases held by Six Continents Hotels. By acquiring these leases through our TRSs, we acquired the economic benefits and risks of the operations of these hotels, and began reporting hotel revenues and expenses rather than percentage lease revenues.

         Through the ownership of our operating lessees, where we have a majority ownership interest, we consolidate the operating revenues and expenses of 169 of our hotels. We have 50% unconsolidated interests in the operating revenues and expenses of the remaining 14 hotels, which are accounted for using the equity method. The following table provides a schedule of our 169 consolidated hotel operations, by brand, at December 31, 2002:

              BRAND
              -----
              Hilton Hotels Corporation ("Hilton") brands:
                   Embassy Suites Hotels(R) ....................................    59
                   Doubletree(R) and Doubletree Guest Suites(R) ................    13
                   Hampton Inn(R) ..............................................     7
                   Hilton Suites(R) ............................................     1
                   Homewood Suites(R) ..........................................     1
              Six Continents Hotels brands:
                   Holiday Inn(R) ..............................................    39
                   Crowne Plaza(R) and Crowne Plaza Suites(R) ..................    18
                   Holiday Inn Select(R) .......................................    10
                   Holiday Inn Express(R) ......................................     3
              Starwood Hotels & Resorts Worldwide Inc., or Starwood, brands:
                   Sheraton(R) and Sheraton Suites(R) ..........................    10
                   Westin(R) ...................................................     1
              Other brands .....................................................     7
                                                                                   ---
              Total hotels .....................................................   169
                                                                                   ===

                       FELCOR LODGING LIMITED PARTNERSHIP

1.  ORGANIZATION -- (CONTINUED)

         At December 31, 2002, the operations of our 169 hotels were located in the United States (35 states) and Canada (six hotels), with a concentration in Texas (36 hotels), California (19 hotels), Florida (16 hotels) and Georgia (12 hotels). Approximately 51% of our hotel room revenues were generated from hotels in these four states.

         At December 31, 2002 of the 169 hotels, (i) subsidiaries of Six Continents Hotels managed 82, (ii) subsidiaries of Hilton managed 72, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation, or IHC, managed two, and (v) two independent management companies managed two.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation, with no effect to our previously reported net income or partner's capital.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- Our accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which we exercise control, and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated entities (50 percent owned ventures) are accounted for by the equity method.

         Use of Estimates -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Investment in Hotels -- Our hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings, 15 to 20 years for improvements and three to seven years for furniture, fixtures, and equipment.

         We periodically review the carrying value of each of our hotels to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, we will make an adjustment to the carrying value of the hotel based on discounted future cash flows.

         Maintenance and repairs are expensed and major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from our accounts and the related gain or loss is included in operations.

         Investment in Unconsolidated Entities --We own a 50% interest in various real estate ventures in which the partners or members jointly make all material decisions concerning the business affairs and operations, additionally, we own a preferred equity interest in two of these real estate ventures. As we do not control these entities, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition, less any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 40 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. Our investment in unconsolidated entities is periodically reviewed for other than temporary declines in market value. Any decline that is not expected to recover in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows and market capitalization rates.

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Hotels Held for Sale -- We classify any hotel that meets the held for sale criteria of Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as held for sale. We adopted SFAS 144 in 2002, and at December 31, 2002, we had no hotels held for sale under this new standard. At December 31, 2002, we transferred six of our hotels designated as held for sale, into investment in hotels at the lower of estimated fair value at that date or the depreciated value that would have been the carrying value of these hotels had we not ceased depreciation once they were transferred to our held for sale portfolio. No adjustment to carrying value was required upon the transfer of these six hotels into investment in hotels. We will resume the depreciation of these hotels effective January 1, 2003. We had no discontinued operations in or prior to 2002 under SFAS 144, because all sales related to assets that either did not meet the definition of a component or were designated as held for sale prior to the adoption of SFAS 144.

         Cash and Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in cash and cash equivalents is $16.4 million and $13.2 million in 2002 and 2001, respectively, which is held in escrow under certain of our debt agreements.

         We place cash deposits at major banks. Our bank account balances may exceed the Federal Depository Insurance Limits of $100,000; however, management believes the credit risk related to these deposits is minimal.

         Deferred Expenses -- Deferred expenses, consisting primarily of loan costs, are recorded at cost. Amortization is computed using a method that approximates the interest method over the maturity of the related debt. In 2002, we early adopted the provisions of SFAS 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS 145, losses from the extinguishment of debt are no longer considered extraordinary. The charge-offs of deferred financing costs in 2001 of $1.3 million and in 2000 of $3.9 million have been reclassified from an extraordinary loss to a component of continuing operations in the accompanying consolidated statements of operations, consistent with the 2002 treatment.

         Other Assets -- Other assets consist primarily of hotel operating inventories, prepaid expenses and deposits.

         Revenue Recognition -- Prior to January 2001, our principal source of revenue was from percentage lease revenue. Percentage lease revenue was comprised of fixed base rent and percentage rent based on room revenues above certain annual thresholds. All annual thresholds were based on periods ending December 31. We recognized base rent as income on the straight-line basis and percentage rent when annual thresholds were met. At December 31, 2002, we had no hotels leased to third parties.

         Beginning in January 2001, in conjunction with the effectiveness of the RMA, we started acquiring our lessees and leases and began to earn room revenue, food and beverage revenue and other revenue through the operations of our hotels. We recognize these revenues as the hotel services are performed.

         Foreign Currency Translation -- Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income.

         Capitalized Cost -- We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2002, 2001, and 2000, were approximately $1.4 million, $1.2 million and $2.0 million, respectively.

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Net Income (Loss) Per Unit -- We computed basic earnings per unit by dividing net income (loss) available to unitholders by the weighted average number of units outstanding. We computed diluted earnings per unit by dividing net income (loss) available to unitholders by the weighted average number of units and unit equivalents outstanding. Unit equivalents represent units issuable upon exercise of FelCor stock options and FelCor's unvested officers' restricted stock grants.

         At December 31, 2002, 2001, and 2000, our Series A Cumulative Preferred Units, or Series A preferred units, if converted to units, would be antidilutive; accordingly we do not assume conversion of the Series A preferred units in the computation of diluted earnings per unit. At December 31, 2002, 2001 and 2000, the majority of FelCor stock options granted are not included in the computation of diluted earnings per unit because the average market price of FelCor common stock during each respective year exceeded the exercise price of the options.

         Stock Compensation -- FelCor applies APB Opinion 25 and related interpretations in accounting for their stock based compensation plans. In 1995, SFAS 123, "Accounting for Stock-Based Compensation," was issued, which, if fully adopted, would have changed the methods applied in recognizing the cost of the plans. Adoption of the cost recognition provisions of SFAS 123 is optional, and FelCor has decided to adopt the provisions of SFAS 123 beginning in the first quarter of 2003. Had the compensation cost for FelCor's stock-based compensation plans been determined in accordance with SFAS 123, our net income or loss and net income or loss per unit for 2002, 2001, and 2000 would approximate the pro forma amounts below (in thousands, except per unit data):

                                              DECEMBER 31, 2002          DECEMBER 31, 2001            DECEMBER 31, 2000
                                          ------------------------    ------------------------     -----------------------
                                          AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA     AS REPORTED   PRO FORMA
                                          -----------    ---------    -----------    ---------     -----------   ---------
SFAS 123 charge ........................                 $    2,617                  $    2,704                 $    1,965
APB 25 charge ..........................   $    2,088                  $    2,093                  $    1,478
Income (loss) from continuing
  operations and net income (loss)
  applicable to unitholders ............   $ (218,590)   $ (219,119)   $  (74,744)   $  (75,355)   $   41,709   $   41,222
Diluted net income (loss)
   applicable to unitholders
   per unit ............................   $    (3.54)   $    (3.55)   $    (1.21)   $    (1.22)   $     0.67   $     0.66

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

         Derivatives -- On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either partner's capital or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

         Upon adoption of SFAS 133, on January 1, 2001, we recorded the fair value of our interest rate swap agreements, having a notional value of $250 million, as an asset of $248,000 with a corresponding credit to accumulated other comprehensive income reported in partner's capital.

         Segment Information -- SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one operating segment.

                       FELCOR LODGING LIMITED PARTNERSHIP

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         Distributions and Dividends -- We and FelCor have historically paid regular quarterly distributions on FelCor's common stock and our units. Additionally, we have paid regular quarterly distributions on our preferred units in accordance with our unit distribution requirements. FelCor's ability to make distributions is dependent on our quarterly distributions to them.

         For 2002, we paid distributions of $0.60 per unit, $1.95 per unit of our Series A preferred units, and $2.25 per depositary unit evidencing our 9% Series B Redeemable Preferred Units, or Series B preferred units.

         Minority Interests -- Minority interests in consolidated subsidiaries represents the proportionate share of the equity not owned by us. We allocate income and loss to minority interest based on the weighted average percentage ownership throughout the year.

         Income Taxes -- We are a partnership under the Internal Revenue Code. Prior to January 1, 2001, as a partnership all of our taxable income or loss, or tax credits were passed through to our partners. Under the RMA that became effective January 1, 2001, we generally lease our hotels to wholly-owned TRSs that are subject to federal and state income taxes. We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards
109. Under SFAS 109, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax losses.

3.  ACQUISITION OF HOTEL LEASES

         As a result of the passage of the RMA, effective January 1, 2001, we acquired 100% of DJONT, which owned leases on 85 of our hotels, and contributed it to a TRS. In consideration, we issued 416,667 of our units, valued at approximately $10 million, and we assumed DJONT's accumulated stockholders' deficit of $25 million, which we expensed as lease termination cost in 2001. On January 1, 2001, we acquired from Six Continents Hotels the leases covering 11 hotels, terminated one additional lease in connection with the sale of the related hotel and terminated the 12 related management agreements in exchange for 413,585 shares of FelCor's common stock valued at approximately $10 million and we issued a corresponding number of partnership units to FelCor. Of this $10 million in consideration, we expensed approximately $2 million as lease termination costs in 2001 and $8 million in 2000, in connection with the designation of certain of these hotels as held for sale. Of the 11 hotels, two have been sold, eight have been contributed to a joint venture with IHC, and one has been classified as held for investment.

         We purchased certain assets and assumed certain liabilities in connection with the acquisition of the leases on these 96 hotels. The fair values of the acquired assets and liabilities at January 1, 2001, are as follows (in thousands):

             Cash and cash equivalents .........................   $25,300
             Accounts receivable ...............................    30,214
             Other assets ......................................    17,318
                                                                   -------
             Total assets acquired .............................    72,832
                                                                   -------

             Accounts payable ..................................    18,656
             Due to FelCor LP ..................................    30,687
             Accrued expenses and other liabilities ............    40,372
                                                                   -------
             Total liabilities assumed .........................    89,715
                                                                   -------
             Liabilities assumed in excess of assets acquired ..    16,883
             Value of FelCor common stock and units issued .....    19,721
                                                                   -------
                  Lease termination costs ......................   $36,604
                                                                   =======

         We acquired the remaining 88 hotel leases held by Six Continents Hotels on July 1, 2001. In consideration for the acquisition of these leases, we entered into long-term management agreements with

                       FELCOR LODGING LIMITED PARTNERSHIP

3.  ACQUISITION OF HOTEL LEASES -- (CONTINUED)

Six Continents Hotels with regard to these hotels, and FelCor issued to Six Continents Hotels 100 shares of their common stock and we issued a corresponding number of partnership units to FelCor. The management fees payable to Six Continents Hotels include compensation to Six Continents Hotels for both management services and the acquisition of the 88 leases and, as such, are higher than we pay to other managers for comparable services. Management fees under these management contracts will be expensed as incurred.

         We purchased certain assets and acquired certain liabilities with the acquisition of the 88 hotel leases. The fair value of the acquired assets and liabilities at July 1, 2001, are as follows (in thousands):

          Cash and cash equivalents ..............   $ 4,431
          Accounts receivable ....................    30,964
          Other assets                                 6,941
                                                     -------
                    Total assets acquired ........   $42,336
                                                     =======

          Accounts payable .......................   $ 7,660
          Accrued expenses and liabilities            34,676
                                                     -------
                    Total liabilities assumed ....   $42,336
                                                     =======

4.  INVESTMENT IN HOTELS

         Investment in hotels at December 31, 2002 and 2001, consists of the following (in thousands):

                                                     2002           2001
                                                 -----------    -----------
        Building and improvements ............   $ 3,399,151    $ 3,479,682
        Furniture, fixtures and equipment ....       492,750        446,287
        Land .................................       353,972        346,468
        Construction in progress .............         9,745         11,761
                                                 -----------    -----------
                                                   4,255,618      4,284,198
        Accumulated depreciation .............      (782,166)      (630,962)
                                                 -----------    -----------
                                                 $ 3,473,452    $ 3,653,236
                                                 ===========    ===========

         On July 12, 2002, we acquired the 208-suite SouthPark Suite Hotel in Charlotte, North Carolina for $14.5 million. We converted this hotel to a Doubletree Guest Suites hotel in October 2002. We entered into a 15-year management agreement with Hilton for the hotel concurrent with the acquisition closing. We utilized excess cash on hand to acquire the hotel.

         On July 19, 2002, we acquired the 385-room Wyndham(R) resort and a lease on the Arcadian Shores Golf Club in Myrtle Beach, South Carolina. We intend to convert this hotel to a Hilton hotel in April 2003. We purchased this hotel, adjacent land and a leasehold interest in the golf course for $35.3 million. We entered into a 15-year management agreement with Hilton for the hotel concurrent with the acquisition closing. We utilized excess cash on hand to acquire this hotel.

         In June 2002, we sold retail space associated with the Allerton Hotel located in Chicago, Illinois, for net proceeds of $16.7 million and recorded a net gain of approximately $5.1 million. In addition, in 2002 we also recognized a $0.2 million gain related to the condemnation of land adjacent to one of our hotels.

         In 2001, we received $3.9 million from the condemnation of three parcels of land and recorded a gain of $2.9 million. In 2001, we sold an undeveloped parcel of land adjacent to one of our hotels in Atlanta and recorded a gain of $0.5 million.

         In 2000, we sold two hotels for $33.8 million, recognizing a gain of $2.6 million, and vacant excess land and a billboard for $2.3 million, recognizing a gain of $1.8 million.

                       FELCOR LODGING LIMITED PARTNERSHIP

5.  HOTELS HELD FOR SALE

         In 2000, we identified 25 hotels that we considered non-strategic and announced our intention to sell such hotels. In connection with the decision to sell these hotels, in 2000 we recorded an impairment charge of $63 million representing the difference between the net book value and the then estimated fair market value of these hotels. In 2001, we recognized an additional $7 million impairment charge to reflect the deterioration of the market value of the then remaining 13 hotels held for sale. The net valuation allowance on these 13 hotels held for sale as of December 31, 2001 was $39.1 million. At December 31, 2002, we transferred the remaining six hotels to hotels held for investment. No depreciation expense has been recorded on these hotels since June 30, 2000; however, since we transferred these hotels to held for investment, depreciation of these six hotels resumed on January 1, 2003.

         During 2000, one of these hotels was sold and we recognized a gain of approximately $0.1 million, included in the total gains recognized in 2000 discussed previously.

         In March 2001, we contributed eight of the hotels held for sale to a joint venture in which we retain a 50% equity interest and an affiliate of IHC holds the other 50% equity interest. We contributed hotels with a book value of approximately $77 million, and received net cash proceeds of approximately $52 million. We retained an $8 million common equity interest and a $16.6 million preferred equity interest paying 8.85%. No gain or loss was recorded in connection with this transaction. We also made a loan of approximately $4 million to IHC, secured by its interest in the venture.

         In June 2001, we sold the 140-room Hampton Inn located in Marietta, Georgia, for a net sales price of $7 million. In September 2001, we sold the 119-room Hampton Inn located in Jackson, Mississippi, for a net sales price of $4 million. In November 2001, we sold the 129-room Doubletree Hotel located in Tampa, Florida for a net sales price of $3 million. We recorded no gain or loss from these sales.

         We sold our 183-room Doubletree Guest Suites hotel in Boca Raton, Florida, in April 2002, and received net sales proceeds of $6.5 million. We recorded a net gain of approximately $0.8 million on the sale.

         In August 2002, we contributed five of the hotels held for sale, located in Kansas, to a joint venture in which we retain a 50% equity interest and an independent hotel company holds the other 50% equity interest. We received net cash proceeds of approximately $4.4 million and retained a $1.4 million common equity interest and a $6.3 million preferred equity interest paying 8.19%. Also in August 2002, we sold our 71-room Holiday Inn Express hotel in Colby, Kansas, receiving net proceeds of $1.7 million. We recorded no gain or loss in connection with these transactions as the proceeds received approximated the book value of the properties.

         Revenues related to the hotels held for sale, less costs associated with those assets, were included in our results of operations for the year ended December 31, 2002, 2001, and 2000, and represented net income of approximately $0.1 million, $11 million, and $16 million, (net of $3 million in depreciation expense for 2000), respectively.

6.  INVESTMENT IN UNCONSOLIDATED ENTITIES

         We owned 50% interests in joint venture entities that owned 29 hotels at December 31, 2002, and 24 hotels at December 31, 2001. We also owned a 50% interest in entities that own an undeveloped parcel of land, provides condominium management services, develops condominiums in Myrtle Beach, South Carolina, and leases 13 hotels. We account for our investments in these unconsolidated entities under the equity method.

                       FELCOR LODGING LIMITED PARTNERSHIP

6.  INVESTMENT IN UNCONSOLIDATED ENTITIES -- (CONTINUED)

         Summarized unaudited combined balance sheet information for 100% of these unconsolidated entities is as follows (in thousands):

                                               DECEMBER 31,
                                           -------------------
                                             2002       2001
                                           --------   --------
         Investment in hotels ..........   $383,249   $365,802
         Total assets ..................   $408,979   $392,387
         Debt ..........................   $278,978   $266,238
         Total liabilities .............   $279,887   $276,355
         Equity ........................   $129,854   $116,032

         Debt of our unconsolidated entities at December 31, 2002, consisted of $267.4 million of non-recourse mortgage debt. It also included $6.0 million of mortgage debt guaranteed by us and $5.7 million of mortgage debt guaranteed by Hilton, one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million of which approximately $11.4 million was outstanding as of December 31, 2002. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and receives a certificate of occupancy, which we expect to occur in late 2004. Our guarantee is a payment guarantee and will trigger in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005 and bears interest at LIBOR plus 200 basis points. As of December 31, 2002, we have not established any liability related to our guarantees of debt because it is not probable that we will be required to perform under these guarantees.

         Summarized unaudited combined statement of operations information for 100% of these unconsolidated entities is as follows (in thousands):

                                                             2002        2001        2000
                                                           --------    --------    --------
     Total revenues ....................................   $ 84,926    $ 82,776    $ 80,761
     Net income ........................................   $  8,818    $ 17,498    $ 30,729

     Net income attributable to FelCor .................   $  4,409    $  8,749    $ 16,962
     Preferred return ..................................      1,341       1,103
     Depreciation of cost in excess of book value ......     (2,458)     (2,506)     (2,142)
     Impairment loss ...................................    (13,419)
                                                           --------    --------    --------
     Equity in income (loss) from
        unconsolidated entities ........................   $(10,127)   $  7,346    $ 14,820
                                                           ========    ========    ========

         A summary of the components of our investment in unconsolidated entities as of December 31, 2002 and 2001, is as follows:

                                                                  2002         2001
                                                               ---------    ---------
     Hotel investments .....................................   $ 141,403    $ 153,052
     Land and condominium investments ......................       2,452        2,802
     Hotel lease investments ...............................      (1,912)        (637)
                                                               ---------    ---------
                                                               $ 141,943    $ 155,217
                                                               =========    =========

         This investment included net preferred interests, including unpaid preferred returns, of $23.8 million and $17.7 million as of December 31, 2002 and 2001, respectively. We cease the accrual of preferred returns if it becomes probable that the returns will not be realized. Under this policy, we did not recognize $0.4 million of owed but unpaid preferred returns during the year ended December 31, 2002.

                       FELCOR LODGING LIMITED PARTNERSHIP

6.  INVESTMENT IN UNCONSOLIDATED ENTITIES -- (CONTINUED)

         A summary of the components of our equity in income (loss) of unconsolidated entities for the years ended December 31, 2002, 2001, and 2000, are as follows:

                                                                      2002        2001        2000
                                                                    --------    --------    --------
        Hotel investments, including an impairment loss in
             2002 of $13,419 ....................................   $ (8,852)   $  7,983    $ 11,577
        Net gain on sale of condominium project .................                              3,243
        Hotel lessee operations .................................     (1,275)       (637)
                                                                    --------    --------    --------
                                                                    $(10,127)   $  7,346    $ 14,820
                                                                    ========    ========    ========

7.  DEBT

         Debt at December 31, 2002 and 2001, consists of the following (in thousands):

                                                           INTEREST RATE
                                                          AT DECEMBER 31,
                                    COLLATERAL(a)              2002         MATURITY DATE        2002          2001
                                    -------------         ---------------   -------------     -----------  ------------
  FLOATING RATE DEBT:
  Line of credit                        None                   4.48%        October 2004                   $     49,674
  Publicly-traded term notes-swapped    None                   4.59(b)      October 2004      $   174,760       174,633
  Publicly-traded term notes-swapped    None                   4.99(b)      October 2007           25,000
  Promissory note                       None                   3.44         June 2016                 650           650
                                                               ----                          ------------  ------------
  Total floating rate debt(c)                                  4.73                               200,410       224,957
                                                               ----                          ------------  ------------

  FIXED RATE DEBT:
  Publicly-traded term notes            None                   7.63         October 2007           99,518       124,419
  Publicly-traded term notes            None                   9.50         September 2008        596,195       595,525
  Publicly-traded term notes            None                   8.50         June 2011             297,907       297,655
  Mortgage debt                         15 hotels              7.24         November 2007         134,738       137,541
  Mortgage debt                         7 hotels               7.54         April 2009             94,288        95,997
  Mortgage debt                         6 hotels               7.55         June 2009              70,937        72,209
  Mortgage debt                         7 hotels               8.73         May 2010              140,315       142,254
  Mortgage debt                         8 hotels               8.70         May 2010              180,534       182,802
  Mortgage debt                         6 hotels               7.20         2003 - 2005            54,993        57,008
  Other                                 1 hotel                9.10         2010                    7,299         8,041
                                                               ----                          ------------  ------------
  Total fixed rate debt(c)                                     8.61                             1,676,724     1,713,451
                                                               ----                          ------------  ------------
  Total debt(c)                                                8.18%                         $  1,877,134  $  1,938,408
                                                               ====                          ============  ============

         (a) At December 31, 2002, we had unencumbered investments in hotels with a net book value totaling $2.3 billion.

         (b) At December 31, 2002, our $175 million publicly-traded notes due October 2004 and $25 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $4 million during 2002.

         (c) Calculated based on the weighted average of outstanding debt as of December 31, 2002.

         All of our floating rate debt at December 31, 2002, was based upon LIBOR (1.39% as of December 31, 2002).

         We reported interest expense net of interest income of $2.1 million, $2.9 million and $1.9 million, and capitalized interest of $0.8 million, $0.8 million and $1.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

                       FELCOR LODGING LIMITED PARTNERSHIP

7.  DEBT -- (CONTINUED)

         Interest expense associated with the $300 million in senior debt that was repaid in October 2001, relating to our terminated merger with MeriStar Hospitality Corporation, or MeriStar, was $5.5 million, and is presented net of $2.9 million of interest income from the proceeds of the senior notes held in escrow, during the year ended December 31, 2001.

         We charged off $3.2 million of unamortized deferred financing costs as a result of a reduction of the line of credit commitments in 2002. In 2001, we recorded charge-offs of $0.2 million and $1 million of unamortized costs related to the prepayment of floating rate debt and the renewal of the line of credit, respectively. Also in 2000, we recorded charge-offs of $0.6 million and $3.3 million of unamortized costs related to the reduction of the line of credit and the repayment of a $375 million floating rate senior term loan, respectively.

         On January 11, 2001, we completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a premium to yield an effective rate of 91/8%. The proceeds were used initially to pay down our line of credit. In October 2001, we exchanged the $100 million in privately placed senior notes for notes with identical terms that are registered under the Securities Act of 1933.

         In June 2001, we completed the private placement of $600 million in 8 1/2% senior unsecured notes that mature in 2011. We placed approximately $315 million of the proceeds in escrow, pending the closing or termination of the merger with MeriStar. The remaining proceeds were used to pay down the line of credit and other floating rate debt. In October 2001, as the result of the merger termination, in accordance with the requirements of the indenture governing these notes, we redeemed $300 million in principal amount of these notes. The redemption price was 101% of the principal amount redeemed plus accrued interest and was paid out of the $315 million in escrowed funds. In October 2001, we exchanged the remaining privately placed notes for notes with identical terms that were registered under the Securities Act of 1933.

         In June 2001, in connection with the issuance of fixed rate senior notes and the subsequent prepayment of floating rate debt, we terminated $200 million of interest rate swaps, resulting in a $4.8 million swap termination cost recorded in the second quarter.

         In December 2001, we completed the private placement of $100 million in 9 1/2% senior unsecured notes that mature in September 2008. These notes were issued at a discount to yield 9.6%. The proceeds were used initially to pay down our line of credit. In connection with the issuance of these notes and the prepayment of floating rate debt, we terminated $50 million of interest rate swaps resulting in a $2.2 million swap termination cost during the fourth quarter of 2001.

         In 2002, we entered into two amendments to our line of credit. In June 2002, we amended our line of credit to relax covenant levels to provide us with greater financial flexibility. In December 2002, we further amended our line of credit to relax covenant levels and reduce the line to $300 million from $615 million. The maturity of the line of credit remains at October 31, 2004, but we have the right to extend the maturity date for two consecutive one-year periods, subject to certain conditions. We charged off $3.2 million of unamortized deferred financing costs associated with the reduction in our line of credit. Although we were in compliance with our existing covenants prior to the amendments, it was necessary to amend the line of credit in anticipation of a continued negative RevPAR environment. The amended line allows for the relaxation of certain financial covenants through the maturity date, with a step-up in covenants on June 30, 2004, including the unsecured interest coverage, fixed charge coverage, secured leverage, and total leverage tests. The interest rate remains on the same floating rate basis with a tiered spread based on our debt leverage ratio, but with an added tier to reflect the higher permitted leverage. There was no amount outstanding under the facility at December 31, 2002.

                       FELCOR LODGING LIMITED PARTNERSHIP

7.  DEBT -- (CONTINUED)

         In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: Restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on units and preferred units, unit repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. Under the most recent amendment to our line of credit, at higher permitted leverage levels we agreed to certain more stringent limitations on acquisitions, restricted payments and discretionary capital expenditures. At December 31, 2002, we were in compliance with all covenants under our line of credit.

         If RevPAR declines continue or become more severe, we may be unable to satisfy all of the covenant requirements under our line of credit. In such an event, we may need to obtain further amendments from our lenders or seek other sources of financing. Further amendments to our line of credit, if any, may result in additional restrictions on our financial flexibility.

         Failure to satisfy one or more of the financial or other covenants under our line of credit could result in an event of default, notwithstanding our ability to meet our debt service obligations. Other events of default under our line of credit include a default in the payment of other recourse indebtedness of $10 million or more, bankruptcy and a change of control.

         Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than the line of credit. Most of the mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance, or defeasance obligations.

         Our publicly traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined in our senior unsecured note indenture; to pay distributions in excess of the minimum distributions required for FelCor to meet the REIT qualification test; to repurchase units; or to merge. As of December 31, 2002, and the date of this filing, we have satisfied all such incurrence tests. In addition, the interest rate on $900 million of our senior debt increases by 50 basis points if two major rating agencies downgrade our debt below certain levels.

         Future scheduled principal payments on debt obligations at December 31, 2002, are as follows (in thousands):

             YEAR
             ----
             2003......................... $   35,118
             2004.........................    189,228
             2005.........................     42,606
             2006.........................     14,217
             2007.........................    258,428
             2008 and thereafter..........  1,344,157
                                           ----------
                                            1,883,754
             Discount accretion over term.     (6,620)
                                           ----------
                                           $1,877,134
                                           ==========

                       FELCOR LODGING LIMITED PARTNERSHIP

8.  DERIVATIVES

         On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). We have entered into both types of derivative contracts. For a fair value hedge the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2002, all of our derivative contracts are fair value hedges.

         We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or specific firm commitments. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair values of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

         In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. It is our objective to use interest rate hedges to manage our fixed and floating interest rate position and not to engage in speculation on interest rates. We manage interest rate risk based on the varying circumstances of anticipated borrowings, and existing floating and fixed rate debt, including our revolving line of credit. We will generally seek to pursue interest rate risk mitigation strategies that will result in the least amount of reported earnings volatility under generally accepted accounting principles, while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

         To manage the relative mix of our debt between fixed and variable rate instruments, at December 31, 2002, we had entered into interest rate swap agreements with four financial institutions with a notional value of $200 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

         To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         The interest rate swap agreements held at December 31, 2002, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net gain on these interest rate swap agreements was approximately $7.7 million at December 31, 2002, and represents the amount we would receive if the agreements were terminated based on current market rates. At December 31, 2001, we had a net unrealized loss of $1.5 million related to these agreements.

                       FELCOR LODGING LIMITED PARTNERSHIP

8.  DERIVATIVES -- (CONTINUED)

         The fixed rates we will receive and the variable rate we will pay under these swaps as of December 31, 2002, are summarized in the following table:

                                                         Weighted-average
                          Notional Amount    Number of    Spread Paid in     Fixed Rate
    Swap Maturity         (in millions)        Swaps      Excess of LIBOR     Received
    -------------         -------------      ---------   -----------------   ----------
October 2004                    $175            5               3.2043%        7.3750%
October 2007                      25            1               3.5675%        7.6250%
                                ----
                                $200
                                ====


         The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and we recognize them as an adjustment to interest expense, pursuant to the terms of our interest rate swap agreement; they will have a corresponding effect on our future cash flows. Under interest rate swaps then in force, we received $4 million during 2002, paid $0.5 million in 2001 and received $1.8 million during 2000. Agreements such as these contain a credit risk in that the counterparties may be unable to meet the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to the interest rate swap agreements range from A to AA-.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS 107 requires disclosures about the fair value of all financial instruments, whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2002. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; (iii) the borrowings under our line of credit approximate carrying value because these borrowings accrue interest at floating interest rates based on market; and (iv) our interest rate swaps and the hedged debt are recorded at estimates of fair value. The estimated fair value of our debt of $1.9 billion is $1.7 billion at December 31, 2002, based on current market interest rates estimated by us for similar debt with similar maturities.

10.  INCOME TAXES

         FelCor has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, FelCor must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is FelCor's management's current intent to adhere to these requirements and maintain its REIT status. As a REIT, FelCor generally will not be subject to corporate level federal income taxes on net income it distributes to its stockholders. If FelCor fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for subsequent taxable years. Even if

                       FELCOR LODGING LIMITED PARTNERSHIP

10. INCOME TAXES -- (CONTINUED)

FelCor qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRSs is subject to federal, state and local taxes.

         Under the RMA, which became effective January 1, 2001, we generally lease our hotels to wholly-owned TRSs that are subject to federal and state income taxes. We account for income taxes in accordance with the provisions of SFAS 109, "Accounting for Income Taxes." Under SFAS 109, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At December 31, 2002 and 2001, our TRS had a deferred tax asset, prior to any valuation allowance, primarily comprised of the following (in thousands):

                                                       2002        2001
                                                     --------    --------
Accumulated net operating losses of our TRS ......   $ 30,986    $  8,983
Accrued employee benefits ........................      7,746       8,877
Bad debt allowance ...............................        537         534
                                                     --------    --------
Gross deferred tax asset .........................     39,269      18,394
Valuation allowance ..............................    (39,269)    (18,394)
                                                     --------    --------
Net deferred tax asset ...........................   $     --    $     --
                                                     ========    ========

         We have provided a 100% valuation allowance against this asset as of December 31, 2002 and 2001, due to the uncertainty of realization and, accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.

11.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PARTNERS' CAPITAL

         FelCor is our sole general partner and is obligated to contribute the net proceeds from any issuance of its equity securities to us in exchange for units corresponding in number and terms to the equity securities issued by it. We may also issue units to third parties in exchange for like number of shares of FelCor common stock or, at the options of FelCor, for the cash equivalent thereof. Due to these redemption rights, these limited partnership units have been excluded from partners' capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 2002 and 2001 there were 3,289,651 and 9,005,328 redeemable units outstanding. The value of the redeemable units are based on the closing market price of FelCor's common stock at the balance sheet date, which at December 31, 2002 and 2001 was $11.44 and $16.71, respectively.

         In consideration for the acquisition of all the equity interests in DJONT, we issued 416,667 units on January 1, 2001. This transaction reduced FelCor's ownership of limited partnership units from approximately 86% to approximately 85%.

         During 2002, 5,713,185 units owned by a subsidiary of Six Continents Hotels were exchanged for a like number of FelCor's newly issued common stock, and 2,492 units were redeemed for $49,000 in cash. The exchange with Six Continents Hotels resulted in an increase in FelCor's ownership of us from approximately 85% to 95%.

         As of December 31, 2002, FelCor had approximately $920 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

                       FELCOR LODGING LIMITED PARTNERSHIP

11.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS -- (CONTINUED)

Preferred Units

         FelCor's board of directors is authorized to provide for the issuance of up to 20,000,000 shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

         In 1996, FelCor issued 6.1 million shares of their Series A preferred stock at $25 per share. The Series A preferred stock bears an annual cumulative dividend payable in arrears equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A preferred stock is then convertible. Each share of the Series A preferred stock is convertible at the stockholder's option to 0.7752 shares of common stock, subject to certain adjustments, and could not be redeemed by us before April 30, 2001. The proceeds from the Series A preferred stock were contributed to us in exchange for a like number of Series A preferred units. The preference on these units is the same as FelCor's Series A preferred stock. During 2000, holders of 69,400 shares of Series A preferred stock converted their shares to 53,798 common shares, which were issued from treasury shares.

         On May 1, 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of their Series B preferred stock at $25 per depositary share. They may call the Series B preferred stock and the corresponding depositary shares at $25 per depositary share on or after May 7, 2003. These shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of our other securities. The Series B preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual cumulative dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The proceeds from the Series B preferred stock were contributed to us in exchange for a like number of Series B preferred units. The preference on these units is the same as FelCor's Series B preferred stock.

         On April 4, 2002, FelCor issued 1,025,800 depositary shares, representing 10,258 shares of Series B preferred stock at $24.37 per depositary share to yield 9.4%. The proceeds from FelCor's Series B preferred stock issuance were contributed to us in exchange for a like number of Series B preferred units. The preference on these units is the same as FelCor's Series B preferred stock. We used the net proceeds of $23.8 million for working capital and discretionary capital expenditures.

         At December 31, 2002, all distribution then payable on the Series A and Series B preferred units had been paid.

Treasury Stock Repurchase Program

         In 2000, FelCor's board of directors authorized the repurchase of up to $300 million of their outstanding common shares. This share repurchase program was suspended in March 2001. Stock repurchases may, at the discretion of FelCor's management, be made from time to time at prevailing prices in the open market or through privately negotiated transactions. Through March 2001, FelCor repurchased approximately 10.5 million shares of its common stock at an aggregate of approximately $189 million. This has been recorded as a reduction to partner's capital as a result of the redemption of units held by FelCor to fund the repurchase. FelCor has suspended the stock repurchase program and, since March 27, 2001, they have not repurchased any additional shares of their common stock in the open market.

                       FELCOR LODGING LIMITED PARTNERSHIP

11.  REDEEMABLE OPERATING PARTNERSHIP UNITS AND PREFERRED UNITS -- (CONTINUED)

         In consideration for the acquisition of 12 leases that were held by Six Continents Hotels, in January 2001, FelCor issued to Six Continents Hotels, 413,585 shares of its common stock previously held in treasury. In July 2001, FelCor issued 100 shares of its common stock from treasury to Six Continents Hotels to acquire the remaining 88 leases still held by Six Continents Hotels. We issued a corresponding number of partnership units to FelCor for the common stock issued.

         Activity during 2002 included FelCor's issuance of 58,606 shares under restricted stock grants to its employees and directors, offset by the forfeiture of 3,292 shares under restricted stock grants and the exercise of 3,100 stock options.

12.  OTHER PROPERTY OPERATING COSTS

         Hotel operating revenue is comprised of the following for the year ended December 31, 2002 and 2001 (in thousands):

                                                             2002         2001
                                                          ----------   ----------
        Room ..........................................   $1,036,547   $  866,101
        Food and beverage .............................      212,076      157,812
        Other operating departments ...................       67,690       58,931
                                                          ----------   ----------
                   Total operating revenues ...........   $1,316,313   $1,082,844
                                                          ==========   ==========

         Hotel operating expenses are comprised of the following for the year ended December 31, 2002 and 2001 (in thousands):

                                                               2002       2001
                                                             --------   --------
        Room .............................................   $264,480   $212,857
        Food and beverage ................................    166,147    122,999
        Other operating departments ......................     31,666     26,789
                                                             --------   --------

                   Total operating expenses ..............   $462,293   $362,645
                                                             ========   ========

         Other property operating costs is comprised of the following for the year ended December 31, 2002 and 2001 (in thousands):

                                                               2002       2001
                                                             --------   --------
        Hotel general administrative expense .............   $124,747   $ 99,041
        Marketing ........................................    106,873     87,042
        Repair and maintenance ...........................     69,740     54,603
        Utilities ........................................     62,571     49,561
                                                             --------   --------
                   Total other property operating costs ..   $363,931   $290,247
                                                             ========   ========

                       FELCOR LODGING LIMITED PARTNERSHIP

13.  TAXES, INSURANCE AND LEASE EXPENSE

         Taxes, insurance and lease expense is comprised of the following for the years ended December 31, 2002, 2001, and 2000 (in thousands):

                                                                                2002       2001       2000
                                                                              --------   --------   --------
Real estate and personal property taxes ...................................   $ 52,074   $ 56,587   $ 63,207
Operating lease expense, including $24,092, $33,668, and $18,058 of
   percentage rent in 2002, 2001 and 2000 respectively(a) .................     61,815     71,479     21,985
Property and general liability insurance ..................................     16,703     11,525      4,065
State franchise and Canadian income taxes .................................      1,546      1,193      3,376
                                                                              --------   --------   --------
           Total taxes, insurance, and lease expense ......................   $132,138   $140,784   $ 92,633
                                                                              ========   ========   ========

         (a) Includes lease expense associated with the hotels owned by unconsolidated entities.

14.  LAND LEASES AND HOTEL RENT

         We lease land occupied by certain hotels from third parties under various operating leases that expire through 2073. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 15 hotels that are owned by unconsolidated entities and are leased to our wholly-owned TRSs. These leases expire through 2015 and require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2002, are as follows (in thousands):

        YEAR
        ----
        2003....................................    $ 38,027
        2004....................................      38,095
        2005....................................      37,230
        2006....................................      33,205
        2007....................................      13,538
        2008 and thereafter.....................     138,746
                                                    --------
                                                    $298,841
                                                    ========

15.  MERGER TERMINATION COSTS

         On May 9, 2001, we entered into a merger agreement with MeriStar. On September 21, 2001, we announced jointly with MeriStar the termination of the merger. The decision to terminate the merger resulted from the September 11 terrorist attacks and their subsequent adverse impact on the financial markets. As a result of the merger termination, we expensed $19.9 million associated with the merger and $5.5 million in merger financing costs for the year ended December 31, 2001.

16.  IMPAIRMENT LOSS

         We recorded impairment losses aggregating $157.5 million during the fourth quarter of 2002.

         The provisions of SFAS 144 resulted in $144.1 million of this impairment charge. This related principally to our fourth quarter 2002 decision to sell 33 non-strategic hotels over the next 36 months. An impairment charge of $118.3 million was recorded on 20 of these 33 hotels. Six of these 33 hotels had been previously identified for sale and had been included in previous impairment losses. The 33 hotels identified as non-strategic represented 14% of our hotel rooms and 9% of our consolidated hotel revenue during the year ended December 31, 2002, and had a net book value of $235.1 million as of December 31, 2002. Of the remaining 2002 impairment charge, $25.2 million related to two hotels held for investment that are not included in our disposition plan. In accordance with the provisions of SFAS 144, because the estimated future undiscounted cash flows from these individual hotels did not exceed the hotel's carrying values, we reduced

                       FELCOR LODGING LIMITED PARTNERSHIP

16. IMPAIRMENT LOSS -- (CONTINUED)

the carrying value of the 22 impaired hotels to our estimate of each hotel's estimated fair value as of December 31, 2002. In addition, the 2002 impairment charge included a $0.6 million write-down of construction in progress.

         We recorded an impairment charge of $13.4 million related to an other than temporary decline in value of certain equity method investments under the provisions of Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Common Stocks" ("APB 18"). In accordance with APB 18, other than temporary declines in fair value of our investment in unconsolidated entities result in reductions in the carrying value of these investments. We consider a decline in value in our equity method investments that is not estimated to recover within 12 months to be other than temporary.

         We recorded impairment charges of $7 million and $63 million in 2001 and 2000, respectively, in conjunction with the designation of certain hotels as held for sale.

17.  EARNINGS PER UNIT

         The following table sets forth the computation of basic and diluted earnings per unit for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per unit data):

                                                                                 2002         2001         2000
                                                                              ---------    ---------    ---------
Numerator:
   Income (loss) from continuing operations ...............................   $(198,359)   $ (53,561)   $  62,003
      Less: Preferred distributions .......................................     (26,292)     (24,600)     (24,682)
      Gain on sale of assets ..............................................       6,061        3,417        4,388
                                                                              ---------    ---------    ---------
   Income (loss) from continuing operations and net income (loss)
      applicable to the unitholders .......................................   $(218,590)   $ (74,744)   $  41,709
                                                                              =========    =========    =========
Denominator:
   Denominator for basic earnings per unit -
     weighted average units ...............................................      61,737       61,635       62,301
   Effect of dilutive securities:
   Stock options ..........................................................                                    27
   Restricted units .......................................................                                   228
                                                                              ---------    ---------    ---------
   Denominator for diluted earnings per unit -
     adjusted weighted average units and assumed
     conversions ..........................................................      61,737       61,635       62,556
                                                                              =========    =========    =========
Earnings (loss) per unit data:
Basic:
   Income (loss) from continuing operations applicable to unitholders .....   $   (3.54)   $   (1.21)   $    0.67
                                                                              =========    =========    =========
   Net income (loss) ......................................................   $   (3.54)   $   (1.21)   $    0.67
                                                                              =========    =========    =========

Diluted:
   Income (loss) from continuing operations applicable to unitholders .....   $   (3.54)   $   (1.21)   $    0.67
                                                                              =========    =========    =========
   Net income (loss) ......................................................   $   (3.54)   $   (1.21)   $    0.67
                                                                              =========    =========    =========

                       FELCOR LODGING LIMITED PARTNERSHIP

17.  EARNINGS PER UNIT -- (CONTINUED)

         Securities that could potentially dilute basic earnings per unit in the future that were not included in computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

                                                 2002    2001    2000
                                                -----   -----   -----
Stock Options ...............................       7      49
Restricted units granted but not vested .....     317     355
Series A preferred units ....................   4,636   4,636   4,636

         Series A preferred units that would be excluded from net income (loss) applicable to unitholders, if the Series A preferred units were dilutive were $11.7 million for 2002, 2001 and 2000.

18.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The acquisition of DJONT, one of our primary lessees, was completed effective January 1, 2001. In consideration for the acquisition of DJONT, we issued 416,667 units valued at approximately $10 million. The acquisition of DJONT required negotiations between FelCor and the owners of DJONT, including Thomas J. Corcoran, Jr., FelCor's President, Chief Executive Officer, and a director of FelCor, and the children of Charles N. Mathewson, a former director of FelCor. The interests of Mr. Corcoran and Mr. Mathewson were in direct conflict with FelCor's interests in these negotiations and, accordingly, they abstained from participation in FelCor's board of directors' discussion and vote on this matter.

         Prior to our acquisition of DJONT, which was effective January 1, 2001, our general partner, FelCor, shared the executive offices and certain employees with FelCor, Inc., and DJONT, (both companies were controlled by Thomas J. Corcoran, Jr., President and CEO) and each company paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. We reimbursed FelCor for our share of such allocated costs. Any such allocation of shared expenses to us is required to be approved by a majority of FelCor's independent directors. At December 31, 2002, FelCor, Inc. had a 10% ownership interest in one hotel and limited other investments. During 2000, we and FelCor paid approximately $7.5 million (approximately 89.4%) of the allocable expenses under this arrangement. Following the acquisition of DJONT, FelCor, Inc. continued to share certain overhead costs. FelCor, Inc. paid $50,000 and $45,000 for shared office costs in 2002 and 2001, respectively.

         In December 2000, we sold one hotel and, effective January 1, 2001, completed the acquisition of leases with respect to 12 hotels that had been leased to and operated by Six Continents Hotels. In consideration for the acquisition of such leases and termination of the related management agreements, FelCor issued 413,585 shares of their common stock, valued at approximately $10 million, to Six Continents Hotels. We acquired the remaining leases held by Six Continents Hotels, effective July 1, 2001. We contributed these leases to our TRSs. In consideration for these 88 leases, FelCor issued 100 shares of their common stock and caused their subsidiaries to agree to new long-term management agreements with subsidiaries of Six Continents Hotels to manage these hotels. The acquisition of the leases held by Six Continents Hotels involved negotiations between FelCor and Six Continents Hotels. Richard C. North, a director of FelCor, was the Group Finance Director of Six Continents plc, the parent of Six Continents Hotels and, together with its affiliates, the owner of approximately 17% of FelCor's outstanding shares and our units. The interest of Six Continents plc in those negotiations was in direct conflict with our interests. Mr. North abstained from participating in any discussion or vote by FelCor's board relating to these transactions.

         Following the events of September 11, 2001, certain types of insurance coverage, such as for acts of terrorism, were only available at a high cost. In an effort to keep our cost of insurance within reasonable

                       FELCOR LODGING LIMITED PARTNERSHIP

18.  COMMITMENTS AND RELATED PARTY TRANSACTIONS -- (CONTINUED)

limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 68 of our hotels; the remainder of our hotels participate in general liability programs, of our managers, with no deductible. Due to the increase in our general liability deductible for the 68 hotels, we maintain reserves to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. At December 31, 2002, our reserves for this self-insured portion of general liability claims was $2.3 million. Our property program has a $100,000 all risk deductible, a deductible of 2% of insured value for named windstorm and a deductible of 5% of insured value for California quake. No reserves have been established as of December 31, 2002, for these property deductibles, as no related losses are estimated to have been incurred. Should such uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results and cash flows.

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

         Our hotels are operated under various management agreements that call for base management fees, which range from 2% to 7% of hotel room revenue and generally have an incentive provision related to the hotel's profitability. In addition, the management agreements generally require us to invest approximately 3% to 4% of revenues in capital maintenance. The management agreements have terms from 10 to 20 years and generally have renewal options.

         With the exception of 95 hotels whose rights to use a brand name are contained in the management agreement governing their operations, and seven of our hotels that do not operate under a nationally recognized brand name, each of our hotels operates under a franchise or license agreement. Typically, our franchise or license agreements provide for a royalty fee of 4% of room revenues to be paid to the franchisor.

         Under our management agreement with Six Continents Hotels, we are obligated to replace the amount of investment in hotels that were under Six Continents Hotels management but were sold or otherwise transferred to non-Six Continents Hotels management or pay liquidated damages. As a result of the 2002 sales and contributions to joint ventures, we are required to spend $13.6 million on the purchase of one or more hotels licensed and managed by Six Continents Hotels by August 2003. Until that replacement occurs, we must pay a replacement fee of approximately $21,000 per month. If we do not replace the investment by August 2003, we may incur liquidated damages of $4.5 million. We currently expect that this obligation will be satisfied by our investment in one or more hotels licensed and managed by Six Continents Hotels. Also under our Six Continents Hotels management agreement, if a TRS breaches the agreement, resulting in a default and termination thereof, or otherwise causes or suffers a termination for any reason other than an event of default by Six Continents Hotels, the TRS may be liable for liquidated damages under the terms of the management agreement.

         In the event we breach one of our Embassy Suites Hotels franchise license agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

                       FELCOR LODGING LIMITED PARTNERSHIP

19.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         Approximately $15 million, $8 million, and $34 million of aggregate preferred distributions and partnership unit distributions had been declared as of December 31, 2002, 2001, and 2000, respectively. These amounts were paid in the following January of each year.

         As the result of Six Continent's exchange of 5,713,185 units for common stock in 2002, there was a reduction in redeemable units of $73.4 million and corresponding increase in partner's capital.

20.  FELCOR STOCK BASED COMPENSATION PLANS

         FelCor sponsors four restricted stock and stock option plans (the "FelCor Plans"). In addition, upon completion of the merger with Bristol Hotel Company (the "Merger") in 1998, they assumed two stock option plans previously sponsored by Bristol Hotel Company (the "Bristol Plans"). FelCor was initially obligated to issue up to 1,271,103 shares of its common stock pursuant to the Bristol Plans. No additional options may be awarded under the Bristol Plans. The FelCor Plans and the Bristol Plans are referred to collectively as the "Plans." Upon the issuance of any stock, FelCor is obligated to contribute the proceeds to us in exchange for a like number of units.

         FelCor is authorized to issue 3,700,000 shares of common stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest either over five equal annual installments (20% per year), beginning in the year following the date of grant or 100% at the end of a four-year vesting term. Under the FelCor plans there were approximately 1,133,000 shares available for grant at December 31, 2002.

         The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of the award. Options covering 93,434 shares were outstanding under the Bristol Plans at December 31, 2002.

Stock Options

         A summary of the status of FelCor's non-qualified stock options under the Plans as of December 31, 2002, 2001, and 2000, and the changes during these years are presented in the following tables:

                                                          2002                       2001                       2000
                                                 -----------------------   ------------------------   ------------------------
                                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                               NO. SHARES OF    AVERAGE   NO. SHARES OF    AVERAGE   NO. SHARES OF    AVERAGE
                                                UNDERLYING     EXERCISE    UNDERLYING     EXERCISE    UNDERLYING     EXERCISE
                                                 OPTIONS        PRICES      OPTIONS        PRICES      OPTIONS        PRICES
                                                ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at beginning of the year ........    2,041,212    $    22.85    1,900,780    $    23.33    2,496,773    $    22.32
Granted .....................................                                 300,000    $    17.94       69,000    $    19.50
Exercised ...................................                                 (48,806)   $    10.33
Retired(a) ..................................                                                           (349,443)   $    12.28
Forfeited ...................................      (63,738)   $    22.82     (110,762)   $    23.33     (315,550)   $    26.75
                                                ----------                 ----------                 ----------
Outstanding at end of year ..................    1,977,474    $    22.85    2,041,212    $    22.85    1,900,780    $    23.33
                                                ==========                 ==========                 ==========
Exercisable at end of year ..................    1,641,944    $    23.75    1,546,913    $    23.84      804,066    $    24.64

         (a) In the second quarter of 2000, FelCor purchased options covering an aggregate of 349,443 shares of their common stock for approximately $1.9 million. These options were held by employees of Bristol and were issued in substitution for stock options previously granted by Bristol Hotel Company that were outstanding at the time of its merger with us in 1998. These options so purchased and retired had exercise prices ranging from $10.33 to $16.95 per share and the majority of these options were scheduled to vest in the third quarter of 2000. The purchase price was recorded as a reduction in partner's capital.

                       FELCOR LODGING LIMITED PARTNERSHIP

20.  STOCK BASED COMPENSATION PLANS -- (CONTINUED)


                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ------------------------------------------------       ------------------------------
       RANGE OF                 NUMBER         WGTD. AVG.                             NUMBER
       EXERCISE              OUTSTANDING       REMAINING          WGTD AVG.         EXERCISABLE       WGTD. AVG.
        PRICES               AT 12/31/02         LIFE          EXERCISE PRICE       AT 12/31/02     EXERCISE PRICE
   ----------------          -----------       ---------       --------------       -----------     --------------
   $10.33 to $29.92            1,824,523          5.13              $21.81           1,488,993          $22.57
   $30.28 to $36.63              152,951          4.44              $35.31             152,951          $35.31
                               ---------                                             ---------
   $10.33 to $36.63            1,977,474          5.08              $22.85           1,641,944          $23.75
                               =========                                             =========

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000 when options were granted: dividend yield of 12.44% to 11.28%; risk free interest rates are different for each grant and range from 4.33% to 6.58%; the expected lives of options are six years; and volatility of 21.04% for 2001 grants and 18.22% for 2000 grants. The weighted average fair value of options granted during 2001 and 2000, was $0.85 and $0.90 per share, respectively. FelCor issued no stock options in 2002.

Restricted Stock

         A summary of the status of FelCor's restricted stock grants as of December 31, 2002, 2001, and 2000, and the changes during these years are presented below:

                                                  2002                  2001                  2000
                                         --------------------   -------------------   -----------------------
                                                      WEIGHTED               WEIGHTED               WEIGHTED
                                                      AVERAGE                AVERAGE                AVERAGE
                                                    FAIR MARKET            FAIR MARKET            FAIR MARKET
                                                       VALUE                  VALUE                  VALUE
                                         NO. SHARES  AT GRANT   NO. SHARES  AT GRANT  NO. SHARES  AT GRANT
                                         ----------  --------   ---------- --------   ----------  -----------
Outstanding at beginning of the year .    570,575    $  24.40    367,575   $  25.01    138,975     $  28.26
Granted(a):
   With immediate vesting(b) .........     19,100    $  17.55     14,300   $  23.74     18,500     $  17.81
   With 5-year pro rata vesting ......     43,606    $  17.71    214,000   $  22.89    210,100     $  23.50
Forfeited ............................                           (25,300)  $  20.23
                                         --------               --------              --------
Outstanding at end of year ...........    633,281    $  23.73    570,575   $  24.40    367,575     $  25.01
                                         ========               ========              ========
Vested at end of year ................    316,715    $  21.78    215,795   $  24.09    140,075     $  26.97

-------------------------------------

         (a) All shares granted are issued out of treasury except for 4,100, 2,700, and 18,500 of the restricted shares issued to directors during the years ended December 31, 2002, 2001 and 2000, respectively.

         (b)      Shares awarded to FelCor's Directors.

21.  EMPLOYEE BENEFITS

         FelCor offers a 401(k) plan, health insurance benefits and a deferred compensation plan to its employees. FelCor's matching contribution to its 401(k) plan was $0.5 million, $0.5 million, and $0.4 million and the cost of health insurance benefits were $0.6 million, $0.5 million, and $0.3 million during the years ended December 31, 2002, 2001 and 2000, respectively. The deferred compensation plan FelCor offers is available only to directors and qualifying senior officers. FelCor makes no matching or other contributions to the deferred compensation plan, other than the payment of its operating and administrative expenses.

         The employees at our hotels are employees of the respective management companies. Under the management agreements, we reimburse the management companies for the cost of salaries and employee benefits related to the employees who work at our hotels. We are not, however, the sponsors of their employee benefit plans and have no obligation to fund these plans.

                       FELCOR LODGING LIMITED PARTNERSHIP

22.  SEGMENT INFORMATION

         SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one operating segment.

         The following table sets forth revenues for, and investment in hotel assets represented by, the following geographical areas as of and for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                       REVENUE(a)                    INVESTMENT IN HOTEL ASSETS
                         ------------------------------------   ------------------------------------
                            2002         2001         2000         2002         2001         2000
                         ----------   ----------   ----------   ----------   ----------   ----------
California ...........   $  207,094   $  195,376   $  118,857   $  689,761   $  689,791   $  679,781
Texas ................      232,138      206,766       97,274      839,192      867,263      860,093
Florida ..............      135,545      130,402       66,014      547,627      540,155      529,857
Georgia ..............       96,862       89,487       40,183      320,890      318,268      315,497
Other states .........      608,565      552,964      203,776    1,780,837    1,793,950    1,749,134
Canada ...............       37,755       25,976       13,860       77,311       74,771       79,570
                         ----------   ----------   ----------   ----------   ----------   ----------
           Total .....   $1,317,959   $1,200,971   $  539,964   $4,255,618   $4,284,198   $4,213,932
                         ==========   ==========   ==========   ==========   ==========   ==========

         (a) Prior to January 1, 2001, all of the revenues that we derived from hotel assets consisted of percentage lease revenue. Effective January 1, 2001, we acquired 96 hotel leases and effective July 1, 2001, we acquired the remaining 88 hotel leases. Upon acquisition of these leases, our revenue derived from hotel assets became hotel operating revenues, including room revenues, food and beverage revenue and other hotel operating revenue.

23.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board, or FASB, has issued SFAS 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") of the FASB has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We do not currently expect SFAS No. 146 to have a material impact on our results of operations and financial position.

         The FASB has issued SFAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. We have adopted the disclosure requirements of SFAS 148. We currently account for stock-based employee compensation in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with one of the alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation mandated by SFAS 148, we intend to adopt the "prospective method" as of January 1, 2003. Under this method, compensation expense will be recognized for any new awards issued after December 31, 2002. We do not currently expect the adoption of SFAS 148 to have a material impact on our financial position or results of operations.

                       FELCOR LODGING LIMITED PARTNERSHIP

23.  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS -- (CONTINUED)

         FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," or FIN 45, was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made the disclosures required by FIN 45.

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," or FIN 46, was issued in January 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity to finance its activities without additional subordinated financial support from other parties.

         We have no unconsolidated variable interest entities that would be consolidated under the requirements of FIN 46.

24.  QUARTERLY OPERATING RESULTS (UNAUDITED)

         Our unaudited consolidated quarterly operating data for the years ended December 31, 2002 and 2001, follows (in thousands, except per unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in partners' capital and cash flows for a period of several years.

                                                            FIRST        SECOND      THIRD        FOURTH
2002                                                       QUARTER      QUARTER     QUARTER      QUARTER
                                                          ---------    ---------   ---------    ---------
Total revenues ........................................   $ 324,810    $ 351,726   $ 331,582    $ 309,841
Net income (loss) applicable to unitholders ...........   $ (14,383)   $   7,386   $ (16,152)   $(195,441)
Diluted per unit data:
     Net income (loss) applicable to unitholders ......   $   (0.23)   $    0.12   $   (0.26)   $   (3.17)
     Weighted average units outstanding ...............      61,722       62,097      61,732       61,740


                                                            FIRST        SECOND      THIRD        FOURTH
2001                                                       QUARTER      QUARTER     QUARTER      QUARTER
                                                          ---------    ---------   ---------    ---------
Total revenues ........................................   $ 285,653    $ 274,649   $ 337,759    $ 302,910
Net income (loss) applicable to unitholders ...........   $ (15,162)   $  19,203   $ (37,342)   $ (41,443)
Diluted per unit data:
     Net income (loss) applicable to unitholders ......   $   (0.25)   $    0.31   $   (0.60)   $   (0.67)
     Weighted average units outstanding ...............      61,609       61,644      61,996       61,644

                       FELCOR LODGING LIMITED PARTNERSHIP

24.  CONSOLIDATING FINANCIAL INFORMATION

         Certain of our wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor/CSS Hotels, L.L.C.; FelCor/LAX Hotels L.L.C.; FelCor Eight Hotels, L.L.C.; FelCor/St. Paul Holdings, L.P.; FelCor/LAX Holdings, L.P.; FHAC Nevada Holdings, L.L.C.; FelCor TRS Holdings, L.P.; Kingston Plantation Development Corp.; FHAC Texas Holdings, L.P.; FelCor Omaha Hotel Company, L.L.C.; FelCor Country Villa Hotel, L.L.C.; FelCor Moline Hotel, L.L.C.; FelCor Canada Co. and FelCor Hotel Asset Company, L.L.C., collectively, "Subsidiary Guarantors"), together with FelCor and two of its wholly-owned subsidiaries (FelCor Nevada Holdings, L.L.C. and FelCor Holdings Trust), are guarantors of senior debt. The following tables present consolidating information for the Subsidiary Guarantors.

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                              ASSETS

                                                                         SUBSIDIARY     NON-GUARANTOR                      TOTAL
                                                         FELCOR L.P.     GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ------------    ------------    ------------   ------------    ------------
Net investment in hotel properties ..................   $    464,473    $  1,529,637    $  1,479,342                   $  3,473,452
Equity investment in consolidated entities ..........      2,325,436                                   $ (2,325,436)
Investment in unconsolidated entities ...............        120,406          21,537                                        141,943
Cash and cash equivalents ...........................         24,725          24,479          17,338                         66,542
Deferred assets .....................................         19,697             937           3,551                         24,185
Other assets ........................................          3,619          65,507           5,115                         74,241
                                                        ------------    ------------    ------------   ------------    ------------

        Total assets ................................   $  2,958,356    $  1,642,097    $  1,505,346   $ (2,325,436)   $  3,780,363
                                                        ============    ============    ============   ============    ============

                                                 LIABILITIES AND PARTNERS' CAPITAL

Debt ................................................   $  1,215,925    $    101,371    $    559,838                   $  1,877,134
Distributions payable ...............................         14,792                                                         14,792
Accrued expenses and other liabilities ..............         38,086          96,566          15,733                        150,385
Minority interest  - other partnerships .............             97                          48,499                         48,596
                                                        ------------    ------------    ------------   ------------    ------------

        Total liabilities ...........................      1,268,900         197,937         624,070                      2,090,907
                                                        ------------    ------------    ------------   ------------    ------------

Redeemable units, at redemption value ...............         37,634                                                         37,634
                                                        ------------    ------------    ------------   ------------    ------------

Preferred units .....................................        318,907                                                        318,907
Common units ........................................      1,332,915       1,444,259         881,276     (2,325,436)      1,333,014
Accumulated other comprehensive loss ................                            (99)
                                                        ------------    ------------    ------------   ------------    ------------
            Total partners' capital .................      1,615,822       1,444,160         881,276     (2,325,436)      1,615,822

        Total liabilities, redeemable units and
           partners' capital ........................   $  2,958,356    $  1,642,097    $  1,505,346   $ (2,325,436)   $  3,780,363
                                                        ============    ============    ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

25.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                          ASSETS


                                                                         SUBSIDIARY     NON-GUARANTOR                    TOTAL
                                                         FELCOR L.P.     GUARANTORS     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                        ------------    ------------    ------------   ------------  ------------
Net investment in hotel properties .................... $    505,815    $  1,598,085    $  1,549,336                 $  3,653,236
Equity investment in consolidated entities ............    2,433,437                                   $ (2,433,437)
Investment in unconsolidated entities .................      138,974          16,243                                      155,217
Assets held for sale ..................................        3,818          35,119                                       38,937
Cash and cash equivalents .............................       68,463          47,318          12,961                      128,742
Deferred assets .......................................       26,098           1,101           4,050                       31,249
Other assets ..........................................        3,697          64,079           4,328                       72,104
                                                        ------------    ------------    ------------   ------------  ------------
             Total assets ............................. $  3,180,302    $  1,761,945    $  1,570,675   $ (2,433,437) $  4,079,485
                                                        ============    ============    ============   ============  ============



                                             LIABILITIES AND PARTNERS' CAPITAL


Debt .................................................. $  1,224,441    $    144,106    $    569,861                 $  1,938,408
Distributions payable .................................        8,172                                                        8,172
Accrued expenses and other liabilities ................       28,298         111,146          24,608                      164,052
Minority interest  - other partnerships ...............           97                          49,462                       49,559
                                                        ------------    ------------    ------------   ------------  ------------

        Total liabilities .............................    1,261,008         255,252         643,931                    2,160,191
                                                        ------------    ------------    ------------   ------------  ------------

Redeemable units, at redemption value .................      150,479                                                      150,479
                                                        ------------    ------------    ------------   ------------  ------------

Preferred units .......................................      293,265                                                      293,265
Common units ..........................................    1,475,550       1,507,069         926,744   $ (2,433,437)    1,475,926
Accumulated other comprehensive loss ..................                         (376)                                        (376)
                                                        ------------    ------------    ------------   ------------  ------------
         Total partners' capital ......................    1,768,815       1,506,693         926,744     (2,433,437)    1,768,815

        Total liabilities and partners' capital ....... $  3,180,302    $  1,761,945    $  1,570,675   $ (2,433,437) $  4,079,485
                                                        ============    ============    ============   ============  ============

                       FELCOR LODGING LIMITED PARTNERSHIP

25.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                         SUBSIDIARY     NON-GUARANTOR                     TOTAL
                                                         FELCOR L.P.     GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        ------------    ------------    ------------   ------------   ------------
Revenues:
Hotel operating revenue ...............................                 $  1,313,786    $      2,527                  $  1,316,313
Percentage lease revenue .............................. $     69,600                         156,291   $   (225,891)
Other revenue .........................................        1,601                              45                         1,646
                                                        ------------    ------------    ------------   ------------   ------------
           Total revenue ..............................       71,201       1,313,786         158,863       (225,891)     1,317,959
                                                        ------------    ------------    ------------   ------------   ------------

Expenses:
Hotel operating expense ...............................          383         890,903           1,835                       893,121
Taxes, insurance and other ............................        8,301         325,254          24,474       (225,891)       132,138
Abandoned projects ....................................        1,663                                                         1,663
Corporate expenses ....................................        2,300           6,290           5,166                        13,756
Depreciation ..........................................       26,665          67,209          58,943                       152,817
                                                        ------------    ------------    ------------   ------------   ------------
           Total operating expenses ...................       39,312       1,289,656          90,418       (225,891)     1,193,495
                                                        ------------    ------------    ------------   ------------   ------------

Operating income (loss) ...............................       31,889          24,130          68,445                       124,464
Interest expense, net .................................     (106,082)        (11,770)        (46,442)                     (164,294)
Impairment loss .......................................      (41,195)        (34,071)        (68,819)                     (144,085)
Charge-off of deferred financing costs ................       (3,216)             (6)                                       (3,222)
                                                        ------------    ------------    ------------   ------------   ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ..............     (118,604)        (21,717)        (46,816)                     (187,137)
Equity in loss from consolidated
   entities ...........................................      (64,707)                                      (64,707)
Equity in loss from unconsolidated
   entities ...........................................       (8,987)         (1,140)                                      (10,127)
Minority interests in other partnerships ..............                                       (1,095)                       (1,095)
Gain on sale of assets ................................                        5,861             200                         6,061
                                                        ------------    ------------    ------------   ------------   ------------
Net income (loss) .....................................     (192,298)        (16,996)        (47,711)       (64,707)      (192,298)
Preferred distributions ...............................      (26,292)                                                      (26,292)
                                                        ------------    ------------    ------------   ------------   ------------
Net income (loss) applicable to unitholders ........... $   (218,590)   $    (16,996)   $    (47,711)  $    (64,707)  $   (218,590)
                                                        ============    ============    ============   ============   ============

                       FELCOR LODGING LIMITED PARTNERSHIP

25.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                      SUBSIDIARY     NON-GUARANTOR                      TOTAL
                                                      FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------
Revenues:
Hotel operating revenue ..........................                   $  1,080,041    $      2,803                    $  1,082,844
Percentage lease revenue .........................   $     73,494          76,312         172,199    $   (206,868)        115,137
Other revenue ....................................          2,990                                                           2,990
                                                     ------------    ------------    ------------    ------------    ------------
           Total revenue .........................         76,484       1,156,353         175,002        (206,868)      1,200,971
                                                     ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expense ..........................                        708,656           1,975                         710,631
Taxes, insurance and other .......................         11,266         312,415          24,808        (206,868)        141,621
Corporate expenses ...............................          3,465           6,074           3,139                          12,678
Depreciation .....................................         27,268          70,034          60,390                         157,692
Lease termination costs ..........................         34,834           1,770                                          36,604
Merger termination costs .........................         19,919                                                          19,919
                                                     ------------    ------------    ------------    ------------    ------------
           Total operating expenses ..............         96,752       1,098,949          90,312        (206,868)      1,079,145
                                                     ------------    ------------    ------------    ------------    ------------

Operating income (loss) ..........................        (20,268)         57,404          84,690                         121,826
Interest expense, net ............................        (95,541)         (9,448)        (58,840)                       (163,829)
Impairment loss on hotels held for sale ..........           (804)         (6,196)                                         (7,000)
Swap termination expense .........................         (7,049)                                                         (7,049)
Charge-off of deferred financing costs ...........         (1,270)                                                         (1,270)
                                                     ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets .........       (124,932)         41,760          25,850                         (57,322)
Equity in income from consolidated
   entities ......................................         66,160                                         (66,160)
Equity in income from unconsolidated
   entities ......................................          7,983            (637)                                          7,346
Minority interests in other partnerships .........                                         (3,585)                         (3,585)
Gain on sale of assets ...........................            645             462           2,310                           3,417
                                                     ------------    ------------    ------------    ------------    ------------
Net income (loss) ................................        (50,144)         41,585          24,575         (66,160)        (50,144)
Preferred distributions ..........................        (24,600)                                                        (24,600)
                                                     ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ......   $    (74,744)   $     41,585    $     24,575    $    (66,160)   $    (74,744)
                                                     ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

24.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY     NON-GUARANTOR                      TOTAL
                                                     FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    ------------    ------------    ------------    ------------    ------------
Revenues:
Percentage lease revenue ........................   $    106,797    $    259,374    $    170,736                    $    536,907
Other revenue ...................................          3,057                                                           3,057
                                                    ------------    ------------    ------------    ------------    ------------
           Total revenue ........................        109,854         259,374         170,736                         539,964
                                                    ------------    ------------    ------------    ------------    ------------

Expenses:
Taxes, insurance and other ......................         18,314          52,004          22,315                          92,633
Corporate expenses ..............................          4,218           5,019           3,019                          12,256
Depreciation ....................................         35,636          72,882          52,227                         160,745
                                                    ------------    ------------    ------------    ------------    ------------
           Total operating expenses .............         58,168         129,905          77,561                         265,634
                                                    ------------    ------------    ------------    ------------    ------------

Operating income (loss) .........................         51,686         129,469          93,175                         274,330
Interest expense, net ...........................        (94,950)        (15,990)        (45,772)                       (156,712)
Impairment loss on hotels held for sale .........         (6,938)        (52,483)         (3,579)                        (63,000)
Charge-off of deferred financing costs ..........         (3,865)                                                         (3,865)
                                                    ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ........        (54,067)         60,996          43,824                          50,753
Equity in income from consolidated
   entities .....................................        103,985                                    $   (103,985)
Equity in income from unconsolidated
   entities .....................................         13,898             922                                          14,820
Minority interests in other partnerships ........            114                          (3,684)                         (3,570)
Gain on sale of assets ..........................          2,461           1,789             138                           4,388
                                                    ------------    ------------    ------------    ------------    ------------
Net income (loss) ...............................         66,391          63,707          40,278        (103,985)         66,391
Preferred distributions .........................        (24,682)                                                        (24,682)
                                                    ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders .....   $     41,709    $     63,707    $     40,278    $   (103,985)   $     41,709
                                                    ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

25.  CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                           SUBSIDIARY     NON-GUARANTOR      TOTAL
                                                           FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                          ------------    ------------    ------------    ------------
Cash flows from operating activities ..................   $    (56,040)   $     80,226    $     81,650    $    105,836
Cash flows from (used in) investing activities ........        (53,077)         (5,000)        (12,183)        (70,260)
Cash flows from (used in) financing activities ........         65,379         (98,065)        (65,090)        (97,776)
                                                          ------------    ------------    ------------    ------------
Change in cash and cash equivalents ...................        (43,738)        (22,839)          4,377         (62,200)
Cash and cash equivalents at beginning of period ......         68,463          47,318          12,961         128,742
                                                          ------------    ------------    ------------    ------------
Cash and equivalents at end of period .................   $     24,725    $     24,479    $     17,338    $     66,542
                                                          ============    ============    ============    ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                           SUBSIDIARY     NON-GUARANTOR      TOTAL
                                                           FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                          ------------    ------------    ------------    ------------
Cash flows from operating activities ..................   $    (75,768)   $    119,916    $     86,817    $    130,965
Cash flows from (used in) investing activities ........         42,410          11,593         (15,247)         38,747
Cash flows from (used in) financing activities ........         96,717         (87,223)        (76,524)        (67,030)
                                                          ------------    ------------    ------------    ------------
Change in cash and cash equivalents ...................         63,350          44,286          (4,954)        102,682
Cash and cash equivalents at beginning of period ......          5,113           3,032          17,915          26,060
                                                          ------------    ------------    ------------    ------------
Cash and equivalents at end of period .................   $     68,463    $     47,318    $     12,961    $    128,742
                                                          ============    ============    ============    ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                           SUBSIDIARY     NON-GUARANTOR      TOTAL
                                                           FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                          ------------    ------------    ------------    ------------
Cash flows from operating activities ..................   $       (953)   $    184,195    $     94,062    $    277,304
Cash flows from (used in) investing activities ........         33,721         (44,540)        (23,947)        (34,766)
Cash flows from (used in) financing activities ........        (30,748)       (149,041)        (72,812)       (252,601)
                                                          ------------    ------------    ------------    ------------
Change in cash and cash equivalents ...................          2,020          (9,386)         (2,697)        (10,063)
Cash and cash equivalents at beginning of period ......          3,093          12,418          20,612          36,123
                                                          ------------    ------------    ------------    ------------
Cash and equivalents at end of period .................   $      5,113    $      3,032    $     17,915    $     26,060
                                                          ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

26.  SUBSEQUENT EVENTS

         In January and February 2003, we executed two additional interest rate swaps. These new fair value swaps are the same type as those that existed at December 31, 2002, in that they modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate. As designated fair value hedges, these swaps will be marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The notional amount of these new swaps is $50 million on which we will receive a fixed rate of 7.625% and pay a rate of LIBOR plus an average spread of 4.325%.

         As a consequence of the economic slowdown in our business, and the travel and lodging industries generally, Standard & Poor's lowered its ratings on our $1.2 billion in senior unsecured debt one level, to B+, in February 2003. Although Moody's affirmed its current rating on our senior debt in February 2003
(Ba3), we remain on negative outlook. Should Moody's downgrade its Ba3 rating on our senior unsecured debt to B1, the interest rate on $900 million of our $1.2 billion senior unsecured debt would increase by 50 basis points, which would increase our annual interest expense by approximately $4.5 million.

         On February 4, 2003, FelCor announced that, as the result of the uncertain political environment and soft business climate, together with the risk of further margin deterioration should we continue to experience declines in our portfolio's average daily rate, they do not expect their Board of Directors to declare future partnership distributions until there is a 2 to 4% increase in hotel RevPAR.

         Subsequent to December 31, 2002 and prior to March 21, 2003, we have drawn $149 million on our line of credit to increase available cash on hand.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of FelCor Lodging Trust Incorporated:


Our audits of the consolidated financial statements referred to in our report dated February 3, 2003, except as to Note 26, which is as of March 21, 2003, appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Trust Incorporated (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Dallas, Texas
February 3, 2003

                       FELCOR LODGING LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                      COST CAPITALIZED    GROSS AMOUNTS AT
                                                                                        SUBSEQUENT TO      WHICH CARRIED AT
                                                                 INITIAL COST            ACQUISITION       CLOSE OF PERIOD
                                                            -----------------------   -----------------  --------------------

                                                                        BUILDINGS            BUILDINGS            BUILDINGS
                                                                           AND                  AND                  AND
LOCATION                                    ENCUMBRANCES     LAND      IMPROVEMENTS   LAND IMPROVEMENTS   LAND   IMPROVEMENTS
--------                                    ------------     ----      ------------   ---- ------------   ----   ------------

Birmingham, AL (1)                              $ 11,880    $ 2,843       $ 29,286       0        $ 687 $ 2,843      $ 29,973
Montgomery E. I-85, AL (2)                           602        830          7,221       9        2,759     839         9,980
Texarkana I-30, AR (2)                                 0          0          5,245       0        1,589       0         6,834
Flagstaff, AZ (1)                                      0        900          6,825       0        1,671     900         8,496
Phoenix (Airport-44th St.), AZ (1)                     0      2,969         25,828       0        1,436   2,969        27,264
Phoenix (Camelback), AZ (1)                            0          0         38,998   4,695        1,174   4,695        40,172
Phoenix (Crescent), AZ (3)                        26,128      3,608         29,583       0          351   3,608        29,934
Tempe (ASU), AZ (1)                               11,776      3,951         34,371       0        1,001   3,951        35,372
Anaheim (Disney(R) Area), CA (1)                  10,924      2,548         14,832       0          797   2,548        15,629
Burlingame (San Francisco A/P So.), CA (1)             0          0         39,929       0          353       0        40,282
Dana Point, CA (5)                                     0      1,787         15,545       0          912   1,787        16,457
El Segundo (LAX Airport South), CA (1)                 0      2,660         17,997       0          696   2,660        18,693
Irvine (Orange County Airport), CA (6)                 0      4,953         43,109       0        1,919   4,953        45,028
Milpitas, CA (1)                                  20,460      4,021         23,677       0        1,187   4,021        24,864
Milpitias (San Jose N.), CA (6)                        0      4,127         35,917       0        5,948   4,127        41,865
Napa, CA (1)                                      10,749      3,287         14,205       0        1,176   3,287        15,381
Oxnard (Mandalay Beach), CA (1)                        0      2,930         22,125       0        1,839   2,930        23,964
Palm Desert, CA (1)                                8,418      2,368         20,598       5        1,744   2,373        22,342
Pleasanton, CA (6)                                     0      3,152         27,428       0          242   3,152        27,670
San Diego (On the Bay), CA (2)                         0          0         68,229       0        3,432       0        71,661
San Francisco (Financial District), CA (2)             0          0         21,679       0        1,657       0        23,336
San Francisco (Fisherman's Wharf), CA (2)              0          0         61,883       0        1,086       0        62,969
San Francisco (Union Square), CA (6)                   0      8,466         73,685       0        3,799   8,466        77,484
Santa Barbara, CA (2)                              5,322      1,683         14,647       0          226   1,683        14,873
So. San Francisco (SF Airport No.), CA (1)        25,511      3,418         31,737       0        1,017   3,418        32,754
Cambridge, Canada (2)                                  0        478          4,159    (21)          897     457         5,056
Kitchener (Waterloo), Canada (2)                       0          0          9,384       0        1,070       0        10,454
Peterbourough (Waterfront), Canada (2)                 0        730          6,354    (32)          366     698         6,720
Sarnia, Canada (2)                                     0        268          2,337    (11)        1,181     257         3,518
Toronto (Airport), Canada (9)                          0          0         21,041       0        2,369       0        23,410
Toronto (Yorkdale), Canada (2)                         0      1,567         13,634    (69)        3,568   1,498        17,202
Aurora (Denver Southeast), CO (7)                      0      2,432         21,158       0          523   2,432        21,681
Avon (Beaver Creek Resort), CO (8)                     0      1,134          9,864    (16)          403   1,118        10,267
Hartford Downtown, CT (6)                              0      2,310         20,109       0        6,199   2,310        26,308
Stamford, CT (9)                                       0          0         37,154       0        2,226       0        39,380
Wilmington, DE (7)                                     0      1,379         12,487       0        9,715   1,379        22,202
Boca Raton, FL (1)                                     0      1,868         16,253       0           92   1,868        16,345
Cocoa Beach (Oceanfront Resort), FL (2)                0      2,285         19,893       0       10,073   2,285        29,966
Deerfield Beach, FL (1)                           14,755      4,523         29,443      68        1,253   4,591        30,696
Ft. Lauderdale (Cypress Creek), FL (11)           12,580      3,009         26,177       0        1,109   3,009        27,286
Ft. Lauderdale, FL (1)                            15,746      5,329         47,850   (163)        1,759   5,166        49,609
Jacksonville, FL (1)                                   0      1,130          9,608       0        5,281   1,130        14,889
Kissimmee (Nikki Bird Resort), FL (2)                  0          0         31,457       0        6,479       0        37,936
Lake Buena Vista (Disney World (R)), FL (5)            0      2,896         25,196       0          441   2,896        25,637
Miami Airport, FL (1)                             12,729      4,135         24,950       0          780   4,135        25,730
Miami Airport, FL (6)                                  0          0         26,007       0        1,105       0        27,112
Orlando (Airport), FL (9)                              0      2,549         22,188       0        1,752   2,549        23,940
Orlando (Int'l Drive Resort), FL (2)                   0      5,108         44,459       0        8,784   5,108        53,243
Orlando (North), FL (1)                                0      1,673         14,218       0        5,895   1,673        20,113
Orlando (South), FL (1)                           24,846      1,632         13,870       0          765   1,632        14,635
Tampa (Near Busch Gardens), FL (2)                     0          0          9,425       0       11,328       0        20,753
Tampa Rocky Point, FL (5)                              0      2,142         18,639       0        1,344   2,142        19,983
Atlanta (Airport Gateway), GA (3)                      0      5,113         22,857       0          245   5,113        23,102
Atlanta (Airport North), GA (2)                   16,589          0         34,354       0          400       0        34,754
Atlanta (Airport), GA (1)                              0          0         22,342   2,568        1,162   2,568        23,504
Atlanta (Airport), GA (6)                              0          0         40,735       0          267       0        41,002
Atlanta (Buckhead), GA (1)                        37,147      7,303         38,996       0          856   7,303        39,852


                                                     ACCUMULATED                          LIFE UPON WHICH
                                                     DEPRECIATION                         DEPRECIATION IN
                                                     BUILDING AND   YEAR                    STATEMENT IS
LOCATION                                       TOTAL IMPROVEMENTS  OPENED  DATE ACQUIRED     COMPUTED
--------                                       ----- ------------  ------  -------------     --------

Birmingham, AL (1)                           32,816       $ 5,383    1987       1/3/1996      15 - 40 Yrs
Montgomery E. I-85, AL (2)                   10,819         1,146    1964      7/28/1998      15 - 40 Yrs
Texarkana I-30, AR (2)                        6,834           897    1970      7/28/1998      15 - 40 Yrs
Flagstaff, AZ (1)                             9,396         1,610    1988      2/16/1995      15 - 40 Yrs
Phoenix (Airport-44th St.), AZ (1)           30,233         3,169    1981       5/4/1998      15 - 40 Yrs
Phoenix (Camelback), AZ (1)                  44,867         7,149    1985       1/3/1996      15 - 40 Yrs
Phoenix (Crescent), AZ (3)                   33,542         4,088    1986      6/30/1997      15 - 40 Yrs
Tempe (ASU), AZ (1)                          39,323         4,062    1986       5/4/1998      15 - 40 Yrs
Anaheim (Disney(R) Area), CA (1)             18,177         2,963    1987       1/3/1996      15 - 40 Yrs
Burlingame (San Francisco A/P So.), CA (1)   40,282         7,224    1986      11/6/1995      15 - 40 Yrs
Dana Point, CA (5)                           18,244         2,373    1992      2/21/1997      15 - 40 Yrs
El Segundo (LAX Airport South), CA (1)       21,353         4,111    1985      3/27/1996      15 - 40 Yrs
Irvine (Orange County Airport), CA (6)       49,981         5,015    1986      7/28/1998      15 - 40 Yrs
Milpitas, CA (1)                             28,885         4,558    1987       1/3/1996      15 - 40 Yrs
Milpitias (San Jose N.), CA (6)              45,992         4,748    1987      7/28/1998      15 - 40 Yrs
Napa, CA (1)                                 18,668         2,654    1985       5/8/1996      15 - 40 Yrs
Oxnard (Mandalay Beach), CA (1)              26,894         4,022    1986       5/8/1996      15 - 40 Yrs
Palm Desert, CA (1)                          24,715         2,604    1984       5/4/1998      15 - 40 Yrs
Pleasanton, CA (6)                           30,822         3,049    1986      7/28/1998      15 - 40 Yrs
San Diego (On the Bay), CA (2)               71,661         7,610    1965      7/28/1998      15 - 40 Yrs
San Francisco (Financial District), CA (2)   23,336         4,503    1970      7/28/1998      15 - 40 Yrs
San Francisco (Fisherman's Wharf), CA (2)    62,969         6,883    1970      7/28/1998      15 - 40 Yrs
San Francisco (Union Square), CA (6)         85,950         8,504    1970      7/28/1998      15 - 40 Yrs
Santa Barbara, CA (2)                        16,556         1,629    1969      7/28/1998      15 - 40 Yrs
So. San Francisco (SF Airport No.), CA (1)   36,172         5,834    1988       1/3/1996      15 - 40 Yrs
Cambridge, Canada (2)                         5,513           661    1969      7/28/1998      15 - 40 Yrs
Kitchener (Waterloo), Canada (2)             10,454         1,251    1965      7/28/1998      15 - 40 Yrs
Peterbourough (Waterfront), Canada (2)        7,418           813    1965      7/28/1998      15 - 40 Yrs
Sarnia, Canada (2)                            3,775           390    1970      7/28/1998      15 - 40 Yrs
Toronto (Airport), Canada (9)                23,410         2,837    1970      7/28/1998      15 - 40 Yrs
Toronto (Yorkdale), Canada (2)               18,700         2,111    1970      7/28/1998      15 - 40 Yrs
Aurora (Denver Southeast), CO (7)            24,113         2,510    1989      3/15/1998      15 - 40 Yrs
Avon (Beaver Creek Resort), CO (8)           11,385         1,739    1989      2/20/1996      15 - 40 Yrs
Hartford Downtown, CT (6)                    28,618         2,991    1973      7/28/1998      15 - 40 Yrs
Stamford, CT (9)                             39,380         4,236    1984      7/28/1998      15 - 40 Yrs
Wilmington, DE (7)                           23,581         2,407    1972      3/20/1998      15 - 40 Yrs
Boca Raton, FL (1)                           18,213         2,996    1989      2/28/1996      15 - 40 Yrs
Cocoa Beach (Oceanfront Resort), FL (2)      32,251         3,913    1960      7/28/1998      15 - 40 Yrs
Deerfield Beach, FL (1)                      35,287         5,496    1987       1/3/1996      15 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (11)      30,295         3,155    1986       5/4/1998      15 - 40 Yrs
Ft. Lauderdale, FL (1)                       54,775         8,987    1986       1/3/1996      15 - 40 Yrs
Jacksonville, FL (1)                         16,019         2,663    1986      7/28/1994      15 - 40 Yrs
Kissimmee (Nikki Bird Resort), FL (2)        37,936         4,540    1974      7/28/1998      15 - 40 Yrs
Lake Buena Vista (Disney World (R)), FL (5)  28,533         3,446    1987      7/28/1997      15 - 40 Yrs
Miami Airport, FL (1)                        29,865         4,688    1983      7/28/1998      15 - 40 Yrs
Miami Airport, FL (6)                        27,112         2,997    1987       1/3/1996      15 - 40 Yrs
Orlando (Airport), FL (9)                    26,489         2,688    1984      7/28/1998      15 - 40 Yrs
Orlando (Int'l Drive Resort), FL (2)         58,351         5,890    1972      7/28/1998      15 - 40 Yrs
Orlando (North), FL (1)                      21,786         3,986    1985      7/28/1994      15 - 40 Yrs
Orlando (South), FL (1)                      16,267         3,146    1985      7/28/1994      15 - 40 Yrs
Tampa (Near Busch Gardens), FL (2)           20,753         2,937    1966      7/28/1998      15 - 40 Yrs
Tampa Rocky Point, FL (5)                    22,125         2,720    1986      7/28/1997      15 - 40 Yrs
Atlanta (Airport Gateway), GA (3)            28,215         3,171    1986      6/30/1997      15 - 40 Yrs
Atlanta (Airport North), GA (2)              34,754         3,774    1967      7/28/1998      15 - 40 Yrs
Atlanta (Airport), GA (1)                    26,072         2,664    1989       5/4/1998      15 - 40 Yrs
Atlanta (Airport), GA (6)                    41,002         4,542    1975      7/28/1998      15 - 40 Yrs
Atlanta (Buckhead), GA (1)                   47,155         6,114    1988     10/17/1996      15 - 40 Yrs

                                                                                      COST CAPITALIZED    GROSS AMOUNTS AT
                                                                                        SUBSEQUENT TO      WHICH CARRIED AT
                                                                 INITIAL COST            ACQUISITION       CLOSE OF PERIOD
                                                            -----------------------   -----------------  --------------------

                                                                        BUILDINGS            BUILDINGS            BUILDINGS
                                                                           AND                  AND                  AND
LOCATION                                    ENCUMBRANCES     LAND      IMPROVEMENTS   LAND IMPROVEMENTS   LAND   IMPROVEMENTS
--------                                    ------------     ----      ------------   ---- ------------   ----   ------------

Atlanta (Galleria), GA (11)                       17,418     5,052       28,507        0         938       5,052       29,445
Atlanta (Jonesboro South), GA (2)                  2,758       859        7,475        0         183         859        7,658
Atlanta Perimeter, GA (9)                         10,295         0       20,450        0         401           0       20,851
Atlanta Powers Ferry, GA (6)                      10,041     3,391       29,518        0         630       3,391       30,148
Brunswick, GA (1)                                      0       705        6,067        0         110         705        6,177
Columbus (Airport North), GA (2)                       0         0        6,979        0       2,033           0        9,012
Davenport, IA (12)                                     0       434        2,534        0           0         434        2,534
Davenport, IA (2)                                      0       547        2,192        0           0         547        2,192
Chicago (Allerton), IL (6)                             0     3,298       28,723   15,589      28,050      18,887       56,773
Chicago (O'Hare), IL (3)                          24,192     8,178       37,043        0         735       8,178       37,778
Deerfield, IL (1)                                 16,097     2,305       20,054        0         570       2,305       20,624
Moline (Airport), IL (13)                              0       232        1,603        0           0         232        1,603
Moline (Airport), IL (2)                               0       822        2,015        0           0         822        2,015
Moline, IL (12)                                        0       505        2,859        0           0         505        2,859
Lexington, KY (11)                                 6,774         0       21,644    2,488         597       2,488       22,241
Lexington, KY (14)                                     0     1,955       13,604        0         149       1,955       13,753
Baton Rouge, LA (1)                                7,637     2,350       19,092        1         998       2,351       20,090
New Orleans (French Quarter), LA (2)              23,215     5,228       45,504        0       7,736       5,228       53,240
New Orleans, LA (1)                               31,709     3,647       31,993        0       5,914       3,647       37,907
Boston (Government Center), MA (9)                     0         0       45,191        0       5,398           0       50,589
Boston (Marlborough), MA (1)                      19,909       948        8,143      761      13,117       1,709       21,260
Baltimore (BWI), MD (1)                                0     2,568       22,433      (2)       1,360       2,566       23,793
Troy, MI (1)                                           0     2,968       25,905        0       1,330       2,968       27,235
Bloomington, MN (1)                                    0     2,038       17,731        0         584       2,038       18,315
Minneapolis (Airport), MN (1)                     15,086     5,417       36,508        0          62       5,417       36,570
Minneapolis (Downtown), MN (1)                         0       818       16,820        0         495         818       17,315
St Paul, MN (1)                                        0     1,156       17,315        0          51       1,156       17,366
Kansas City (Northeast), MO (2)                        0       967        8,415        0          46         967        8,461
St. Louis (Downtown), MO (1)                           0     3,179       27,659        0       1,424       3,179       29,083
St. Louis (Westport), MO (2)                       7,576     2,767       24,072        0       2,312       2,767       26,384
Jackson (Downtown), MS (6)                         4,841     2,226       19,370        0         448       2,226       19,818
Jackson (North), MS (15)                           5,228     1,643       14,296        0         229       1,643       14,525
Olive Branch (Whispering Woods
Conference Center), MS (8)                             0     1,238       12,084    (158)       1,728       1,080       13,812
Raleigh/Durham, NC (5)                                 0     2,124       18,476        0         849       2,124       19,325
SouthPark Suites (5)                                   0     1,458       12,681        1         256       1,459       12,937
Omaha (Central), NE (12)                               0       514        4,477        0         923         514        5,400
Omaha (Central), NE (5)                                0     1,877       16,328        0       1,163       1,877       17,491
Omaha (I-80), NE (2)                                   0     1,782       15,513        0       3,365       1,782       18,878
Omaha (Old Mill Northwest), NE (6)                     0       971        8,448        0       4,876         971       13,324
Omaha (Southwest), NE (12)                             0       464        4,036        0         808         464        4,844
Omaha (Southwest), NE (13)                             0       917        7,983        0         893         917        8,876
Omaha (Southwest), NE (15)                             0       371        3,228        0          24         371        3,252
Piscataway, NJ (1)                                20,131     1,755       17,424        0       1,141       1,755       18,565
Secaucus (Meadowlands), NJ (6)                         0     2,339       20,497        0       4,533       2,339       25,030
Albuquerque (Mountain View), NM (2)                    0     1,314       11,439        0         866       1,314       12,305
Syracuse, NY (1)                                       0     1,483       13,756        0         329       1,483       14,085
Cleveland, OH (1)                                      0     1,755       15,329        0       3,194       1,755       18,523
Columbus, OH (5)                                       0     1,918       16,691        0       1,338       1,918       18,029
Dayton, OH (5)                                     6,180     1,140       11,223      149       1,235       1,289       12,458
Tulsa, OK (1)                                          0       525        7,344        0         651         525        7,995
Philadelphia (Center City), PA (6)                     0     5,759       50,127        0       2,737       5,759       52,864
Philadelphia (Independence Mall), PA (2)          11,955     3,164       27,536        0       5,920       3,164       33,456
Philadelphia (Society Hill), PA (3)               32,901     4,542       45,121        0       1,328       4,542       46,449
Pittsburgh, PA (9)                                15,500         0       25,031        0       1,613           0       26,644
Charleston (Mills House), SC (2)                       0     3,251       28,295        0         429       3,251       28,724
Greenville (Roper), SC (6)                             0     1,551       13,492     (20)         792       1,531       14,284
Kingston Myrtle Beach (22)                             0    12,000       17,689        6           5      12,006       17,694
Myrtle Beach (Kingston Plantation), SC (1)             0     2,940       24,988        0       1,787       2,940       26,775
Knoxville (Central), TN (2)                            0         0       11,517        0       1,570           0       13,087





                                                       ACCUMULATED                          LIFE UPON WHICH
                                                       DEPRECIATION                         DEPRECIATION IN
                                                       BUILDING AND   YEAR                    STATEMENT IS
LOCATION                                         TOTAL IMPROVEMENTS  OPENED  DATE ACQUIRED     COMPUTED
--------                                         ----- ------------  ------  -------------     --------

Atlanta (Galleria), GA (11)                     34,497        4,000     1990     6/30/1997    15 - 40 Yrs
Atlanta (Jonesboro South), GA (2)                8,517          836     1973     7/28/1998    15 - 40 Yrs
Atlanta Perimeter, GA (9)                       20,851        2,300     1985     7/28/1998    15 - 40 Yrs
Atlanta Powers Ferry, GA (6)                    33,539        3,350     1981     7/28/1998    15 - 40 Yrs
Brunswick, GA (1)                                6,882        1,122     1988     7/19/1995    15 - 40 Yrs
Columbus (Airport North), GA (2)                 9,012        1,222     1969     7/28/1998    15 - 40 Yrs
Davenport, IA (12)                               2,968            0     1985     7/28/1998    15 - 40 Yrs
Davenport, IA (2)                                2,739            0     1966     7/28/1998    15 - 40 Yrs
Chicago (Allerton), IL (6)                      75,660        7,889     1923     7/28/1998    15 - 40 Yrs
Chicago (O'Hare), IL (3)                        45,956        5,144     1994     6/30/1997    15 - 40 Yrs
Deerfield, IL (1)                               22,929        3,321     1987     6/20/1996    15 - 40 Yrs
Moline (Airport), IL (13)                        1,835            0     1996     7/28/1998    15 - 40 Yrs
Moline (Airport), IL (2)                         2,837            0     1961     7/28/1998    15 - 40 Yrs
Moline, IL (12)                                  3,364            0     1985     7/28/1998    15 - 40 Yrs
Lexington, KY (11)                              24,729        2,531     1989      5/4/1998    15 - 40 Yrs
Lexington, KY (14)                              15,708        2,356     1987     1/10/1996    15 - 40 Yrs
Baton Rouge, LA (1)                             22,441        3,628     1985      1/3/1996    15 - 40 Yrs
New Orleans (French Quarter), LA (2)            58,468        5,522     1969     7/28/1998    15 - 40 Yrs
New Orleans, LA (1)                             41,554        7,264     1984     12/1/1994    15 - 40 Yrs
Boston (Government Center), MA (9)              50,589        5,601     1968     7/28/1998    15 - 40 Yrs
Boston (Marlborough), MA (1)                    22,969        3,232     1988     6/30/1995    15 - 40 Yrs
Baltimore (BWI), MD (1)                         26,359        3,431     1987     3/20/1997    15 - 40 Yrs
Troy, MI (1)                                    30,203        3,931     1987     3/20/1997    15 - 40 Yrs
Bloomington, MN (1)                             20,353        2,654     1980      2/1/1997    15 - 40 Yrs
Minneapolis (Airport), MN (1)                   41,987        6,690     1986     11/6/1995    15 - 40 Yrs
Minneapolis (Downtown), MN (1)                  18,133        3,178     1984    11/15/1995    15 - 40 Yrs
St Paul, MN (1)                                 18,522        3,324     1983    11/15/1995    15 - 40 Yrs
Kansas City (Northeast), MO (2)                  9,428        1,300     1975     7/28/1998    15 - 40 Yrs
St. Louis (Downtown), MO (1)                    32,262        3,399     1985      5/4/1998    15 - 40 Yrs
St. Louis (Westport), MO (2)                    29,151        2,827     1979     7/28/1998    15 - 40 Yrs
Jackson (Downtown), MS (6)                      22,044        2,235     1975     7/28/1998    15 - 40 Yrs
Jackson (North), MS (15)                        16,168        1,685     1957     7/28/1998    15 - 40 Yrs
Olive Branch (Whispering Woods
Conference Center), MS (8)                      14,892        1,528     1972     7/28/1998    15 - 40 Yrs
Raleigh/Durham, NC (5)                          21,449        2,542     1987     7/28/1997    15 - 40 Yrs
SouthPark Suites (5)                            14,396          159      N/A     7/12/2002    15 - 40 Yrs
Omaha (Central), NE (12)                         5,914          672     1965     7/28/1998    15 - 40 Yrs
Omaha (Central), NE (5)                         19,368        2,465     1973      2/1/1997    15 - 40 Yrs
Omaha (I-80), NE (2)                            20,660        2,055     1991     7/28/1998    15 - 40 Yrs
Omaha (Old Mill Northwest), NE (6)              14,295        1,842     1974     7/28/1998    15 - 40 Yrs
Omaha (Southwest), NE (12)                       5,308          580     1986     7/28/1998    15 - 40 Yrs
Omaha (Southwest), NE (13)                       9,793          857     1989     7/28/1998    15 - 40 Yrs
Omaha (Southwest), NE (15)                       3,623          448     1996     7/28/1998    15 - 40 Yrs
Piscataway, NJ (1)                              20,320        3,138     1988     1/10/1996    15 - 40 Yrs
Secaucus (Meadowlands), NJ (6)                  27,369        2,783      N/A     7/28/1998    15 - 40 Yrs
Albuquerque (Mountain View), NM (2)             13,619        1,377     1968     7/28/1998    15 - 40 Yrs
Syracuse, NY (1)                                15,568        1,964     1989     6/30/1997    15 - 40 Yrs
Cleveland, OH (1)                               20,278        3,055     1990    11/17/1995    15 - 40 Yrs
Columbus, OH (5)                                19,947        2,160     1985      2/4/1998    15 - 40 Yrs
Dayton, OH (5)                                  13,747        1,566     1987    12/30/1997    15 - 40 Yrs
Tulsa, OK (1)                                    8,520        2,440     1985     7/28/1994    15 - 40 Yrs
Philadelphia (Center City), PA (6)              58,623        5,806     1970     7/28/1998    15 - 40 Yrs
Philadelphia (Independence Mall), PA (2)        36,620        4,176     1972     7/28/1998    15 - 40 Yrs
Philadelphia (Society Hill), PA (3)             50,991        6,150     1986     10/1/1997    15 - 40 Yrs
Pittsburgh, PA (9)                              26,644        3,082     1988     7/28/1998    15 - 40 Yrs
Charleston (Mills House), SC (2)                31,975        3,147     1982     7/28/1998    15 - 40 Yrs
Greenville (Roper), SC (6)                      15,815        1,589     1984     7/28/1998    15 - 40 Yrs
Kingston Myrtle Beach (22)                      29,700          360     1974     7/23/2002    15 - 40 Yrs
Myrtle Beach (Kingston Plantation), SC (1)      29,715        4,463     1987     12/5/1996    15 - 40 Yrs
Knoxville (Central), TN (2)                     13,087        1,472     1966     7/28/1998    15 - 40 Yrs

                                                                                      COST CAPITALIZED    GROSS AMOUNTS AT
                                                                                        SUBSEQUENT TO      WHICH CARRIED AT
                                                                 INITIAL COST            ACQUISITION       CLOSE OF PERIOD
                                                            -----------------------   -----------------  --------------------

                                                                        BUILDINGS            BUILDINGS            BUILDINGS
                                                                           AND                  AND                  AND
LOCATION                                    ENCUMBRANCES     LAND      IMPROVEMENTS   LAND IMPROVEMENTS   LAND   IMPROVEMENTS
--------                                    ------------     ----      ------------   ---- ------------   ----   ------------

Nashville (Airport), TN (5)                            0     1,073        1,206        0           0       1,073        1,206
Nashville (Opryland/Airport), TN (9)                   0         0       27,733        0       1,926           0       29,659
Nashville, TN (1)                                      0     1,118        9,506        0         414       1,118        9,920
Addison (North Dallas), TX (6)                         0     4,938       42,965        0         431       4,938       43,396
Amarillo (I-40), TX (2)                                0         0        5,754        0       2,873           0        8,627
Austin (Downtown), TX (5)                              0     2,508       21,908        0       2,003       2,508       23,911
Austin (Town Lake), TX (2)                             0         0       21,433        0         833           0       22,266
Beaumont (Midtown I-10), TX (2)                        0       685        5,964        0       2,286         685        8,250
Corpus Christi, TX (1)                             5,184     1,113        9,618       51         800       1,164       10,418
Dallas (Alpha Road), TX (17)                           0         0        9,757    1,619     (1,618)       1,619        8,139
Dallas (Campbell Center), TX (7)                       0     3,208       27,907        0       1,360       3,208       29,267
Dallas (DFW Airport South), TX (1)                     0         0       35,156    4,041         519       4,041       35,675
Dallas (Downtown West End), TX (12)                    0     1,953       16,989        0       1,676       1,953       18,665
Dallas (Love Field), TX (1)                       13,242     1,934       16,674        0         522       1,934       17,196
Dallas (Market Center), TX (1)                    11,823     2,560       23,751        0         509       2,560       24,260
Dallas (Market Center), TX (6)                    12,334     4,056       35,303        0         790       4,056       36,093
Dallas (Park Central), TX (1)                          0     1,497       12,722     (19)         895       1,478       13,617
Dallas (Park Central), TX (20)                         0     4,513       43,125        0       4,460       4,513       47,585
Dallas (Park Central), TX (3)                          0     1,720       28,550    (898)         340         822       28,890
Dallas (Park Central), TX (6)                          0         0       30,347    5,603         409       5,603       30,756
Dallas, TX (19)                                    6,054         0       13,564    2,391         431       2,391       13,995
Houston (I-10 West), TX (9)                            0     3,037       26,431        0       1,179       3,037       27,610
Houston (Int'l Airport), TX (2)                   12,583     3,868       33,664        0         769       3,868       34,433
Houston (Medical Center), TX (15)                  7,930     2,270       19,757        0       2,225       2,270       21,982
Houston (Medical Center), TX (6)                   5,974     2,479       21,573        0         738       2,479       22,311
Houston (Near Greenway), TX (9)                    6,676     3,398       29,579        0         584       3,398       30,163
Irving (DFW Airport North), TX (19)                    0         0       56,404   10,002       1,077      10,002       57,481
Irving (DFW Airport North), TX (21)               10,351     1,537       13,379        0         304       1,537       13,683
Midland (Country Villa), TX (2)                        0       404        3,517        0         158         404        3,675
Odessa (Centre), TX (15)                               0       487        4,238        0         107         487        4,345
Odessa (Parkway Blvd), TX (13)                         0       370        3,218        0          92         370        3,310
Plano, TX (19)                                     7,729     1,813       15,775        0         665       1,813       16,440
Plano, TX (2)                                          0       885        7,696        0         207         885        7,903
San Antonio (Downtown), TX (2)                         0         0       22,129        0         809           0       22,938
San Antonio (Int'l Airport), TX (9)                    0     3,351       29,168        0       1,951       3,351       31,119
Waco (I-35), TX (2)                                    0       574        4,994        0         157         574        5,151
Salt Lake City (Airport), UT (2)                       0         0        5,302        0       2,767           0        8,069
Burlington, VT (3)                                20,321     3,136       27,283        0         647       3,136       27,930

                                                --------  --------  -----------  -------    --------    --------   ----------
                                                $675,806  $305,334  $ 3,257,683  $48,638    $284,933    $353,972   $3,542,616
                                                ========  ========  ===========  =======    ========    ========   ==========





                                                       ACCUMULATED                          LIFE UPON WHICH
                                                       DEPRECIATION                         DEPRECIATION IN
                                                       BUILDING AND   YEAR                    STATEMENT IS
LOCATION                                         TOTAL IMPROVEMENTS  OPENED  DATE ACQUIRED     COMPUTED
--------                                         ----- ------------  ------  -------------     --------

Nashville (Airport), TN (5)                      2,279            0     1988      6/5/1997    15 - 40 Yrs
Nashville (Opryland/Airport), TN (9)            29,659        3,332     1981     7/28/1998    15 - 40 Yrs
Nashville, TN (1)                               11,038        2,689     1985     7/28/1994    15 - 40 Yrs
Addison (North Dallas), TX (6)                  48,334        4,872     1985     7/28/1998    15 - 40 Yrs
Amarillo (I-40), TX (2)                          8,627        1,166     1970     7/28/1998    15 - 40 Yrs
Austin (Downtown), TX (5)                       26,419        3,299     1987     3/20/1997    15 - 40 Yrs
Austin (Town Lake), TX (2)                      22,266        2,484     1967     7/28/1998    15 - 40 Yrs
Beaumont (Midtown I-10), TX (2)                  8,935        1,047     1967     7/28/1998    15 - 40 Yrs
Corpus Christi, TX (1)                          11,582        1,846     1984     7/19/1995    15 - 40 Yrs
Dallas (Alpha Road), TX (17)                     9,758        2,374     1997     7/28/1998    15 - 40 Yrs
Dallas (Campbell Center), TX (7)                32,475        3,269     1982     5/29/1998    15 - 40 Yrs
Dallas (DFW Airport South), TX (1)              39,716        4,100     1985     7/28/1998    15 - 40 Yrs
Dallas (Downtown West End), TX (12)             20,618        1,858     1969     7/28/1998    15 - 40 Yrs
Dallas (Love Field), TX (1)                     19,130        3,234     1986     3/29/1995    15 - 40 Yrs
Dallas (Market Center), TX (1)                  26,820        3,326     1980     6/30/1997    15 - 40 Yrs
Dallas (Market Center), TX (6)                  40,149        3,903     1983     7/28/1998    15 - 40 Yrs
Dallas (Park Central), TX (1)                   15,095        3,026     1985     7/28/1994    15 - 40 Yrs
Dallas (Park Central), TX (20)                  52,098        6,433     1983     6/30/1997    15 - 40 Yrs
Dallas (Park Central), TX (3)                   29,712        2,867     1972     11/1/1998    15 - 40 Yrs
Dallas (Park Central), TX (6)                   36,359        3,374     1981     7/28/1998    15 - 40 Yrs
Dallas, TX (19)                                 16,386        1,544     1988     7/28/1998    15 - 40 Yrs
Houston (I-10 West), TX (9)                     30,647        2,926     1969     7/28/1998    15 - 40 Yrs
Houston (Int'l Airport), TX (2)                 38,301        3,772     1971     7/28/1998    15 - 40 Yrs
Houston (Medical Center), TX (15)               24,252        2,469     1984     7/28/1998    15 - 40 Yrs
Houston (Medical Center), TX (6)                24,790        2,503     1973     7/28/1998    15 - 40 Yrs
Houston (Near Greenway), TX (9)                 33,561        3,359     1984     7/28/1998    15 - 40 Yrs
Irving (DFW Airport North), TX (19)             67,483        6,600     1987     7/28/1998    15 - 40 Yrs
Irving (DFW Airport North), TX (21)             15,220        1,478     1989     7/28/1998    15 - 40 Yrs
Midland (Country Villa), TX (2)                  4,079          471     1979     7/28/1998    15 - 40 Yrs
Odessa (Centre), TX (15)                         4,832          481     1982     7/28/1998    15 - 40 Yrs
Odessa (Parkway Blvd), TX (13)                   3,680          403     1977     7/28/1998    15 - 40 Yrs
Plano, TX (19)                                  18,253        1,888     1983     7/28/1998    15 - 40 Yrs
Plano, TX (2)                                    8,788          911     1983     7/28/1998    15 - 40 Yrs
San Antonio (Downtown), TX (2)                  22,938        2,591     1968     7/28/1998    15 - 40 Yrs
San Antonio (Int'l Airport), TX (9)             34,470        3,639     1981     7/28/1998    15 - 40 Yrs
Waco (I-35), TX (2)                              5,725          601     1970     7/28/1998    15 - 40 Yrs
Salt Lake City (Airport), UT (2)                 8,069        1,067     1963     7/28/1998    15 - 40 Yrs
Burlington, VT (3)                              31,066        3,536     1967     12/4/1997    15 - 40 Yrs

                                            ----------     --------
                                            $3,896,588     $466,833
                                            ==========     ========



                                              YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,
                                                2002           2001
                                             -----------    -----------
Reconciliation of Land and building and
Improvements
     Balance at beginning of period          $ 3,826,150    $ 3,790,698
     Additions during period:
              Acquisitions                        43,827
              Improvements                        23,022         35,452
              Reclass of Hotels previously        16,009
              held for sale
     Deductions during period:
              Sale of properties                 (12,420)
              Impairment charge                 (143,465)

                                             -----------    -----------
              Balance at end of period       $ 3,753,123    $ 3,826,150
                                             ===========    ===========

Reconciliation of Accumulated Depreciation
     Balance at beginning of period          $   371,282    $   276,715
     Additions during period:
              Depreciation for the period         96,773         94,567
     Deductions during period:
              Sale of properties                  (1,222)

                                             -----------    -----------
              Balance at end of period       $   466,833    $   371,282
                                             ===========    ===========



1.       Embassy Suites                 12.      Hampton Inn
2.       Holiday Inn                    13.      Holiday Inn Express
3.       Sheraton                       14.      Hilton Suites
4.       Fairfield Inn                  15.      Holiday Inn Hotel & Suites
5.       Doubletree Guest Suites        16.      Homewood Suites
6.       Crowne Plaza                   17.      Bristol House
7.       Doubletree                     18.      Crowne Plaza Suites
8.       Independents                   19.      Harvey Hotel
9.       Holiday Inn Select             20.      Westin
10.      Courtyard by Marriott          21.      Harvey Suites
11.      Sheraton Suites

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   3.1     -      Second Amended and Restated Agreement of Limited Partnership
                  of FelCor Lodging Limited Partnership ("FelCor LP") dated
                  December 31, 2001 (filed as Exhibit 10.1 to FelCor Lodging
                  Trust Incorporated's ("FelCor") Annual Report on Form 10-K for
                  the fiscal year ended December 31, 2001 ("FelCor's 2001 Form
                  10-K"), and incorporated herein by reference).

   3.1.1   -      First Amendment to Second Amended and Restated Agreement of
                  Limited Partnership of FelCor LP dated April 1, 2002 (filed as
                  Exhibit 10.1.1 to FelCor's Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

   3.1.2   -      Second Amendment to Second Amended and Restated Agreement of
                  Limited Partnership of FelCor LP dated August 31, 2002 (filed as Exhibit 10.1.2 to FelCor's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 2002 ("FelCor's 2002 Form
                  10-K"), and incorporated herein by reference).

   3.1.3   -      Third Amendment to Second Amended and Restated Agreement of
                  Limited Partnership of FelCor LP dated October 1 2002 (filed as Exhibit 10.1.3 to FelCor's 2002 Form 10-K and incorporated herein by reference).

   4.1     -      Indenture dated October 1, 1997, by and among FelCor LP,
                  FelCor, the Subsidiary Guarantors named therein and SunTrust
                  Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (file no. 333-39595) of
                  FelCor LP and the other co-registrants named therein and
                  incorporated herein by reference).

   4.1.1   -      First Amendment to Indenture dated February 5, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named
                  therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (file
                  no. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   4.1.2   -      Second Amendment to Indenture and First Supplemental Indenture
                  dated December 30, 1998, by and among FelCor, FelCor LP, the
                  Subsidiary Guarantors named therein and SunTrust Bank, as
                  Trustee (filed as Exhibit 4.7.2 to FelCor's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1998
                  ("FelCor's 1998 Form 10-K"), and incorporated herein by
                  reference).

   4.1.3   -      Third Amendment to Indenture dated March 30, 1999, by and
                  among FelCor, FelCor LP, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.3 to FelCor's Form 10-Q for the quarter ended March 31, 1999
                  ("FelCor's March 1999 10-Q"), and incorporated herein by
                  reference).

   4.1.4   -      Second Supplemental Indenture dated August 1, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.2.4 to the Registration Statement on Form S-4 (file no. 333-47506)
                  of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

   4.1.5   -      Third Supplemental Indenture dated July 26, 2001, by and among
                  FelCor LP, FelCor, the Subsidiary Guarantors named therein and
                  SunTrust Bank, as Trustee (filed as Exhibit 4.2.5 to the
                  Registration Statement on Form S-4 (file no. 333-63092) of
                  FelCor LP and the other co-registrants named therein and
                  incorporated herein by reference).

   4.1.6   -      Fourth Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.6 to FelCor's 2002 Form 10-K and incorporated herein by
                  reference).

   4.2     -      Indenture dated September 15, 2000, by and among FelCor LP,
                  FelCor, the Subsidiary Guarantors named therein and SunTrust
                  Bank, as Trustee (filed as Exhibit 4.3 to the Registration
                  Statement on Form S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

   4.2.1   -      First Supplemental Indenture dated July 26, 2001, by and among
                  FelCor LP, FelCor, the Subsidiary Guarantors named therein and
                  SunTrust Bank, as Trustee (filed as Exhibit 4.3.1 to the
                  Registration Statement on Form S-4 (file no. 333-63092) of
                  FelCor LP and the other co-registrants named therein and
                  incorporated herein by reference).

   4.2.2   -      Second Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.8.2 to FelCor's 2002 Form 10-K and incorporated herein by
                  reference).

   4.3     -      Indenture dated June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as
                  Trustee (filed as Exhibit 4.9 to FelCor's Form 8-K dated as of
                  June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

   4.3.1   -      First Supplemental Indenture dated July 26, 2001, by and among
                  FelCor LP, FelCor, the Subsidiary Guarantors named therein and
                  SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the
                  Registration Statement on Form S-4 (file no. 333-63092) of
                  FelCor LP and the other co-registrants named therein and
                  incorporated herein by reference).

   4.3.2   -      Second Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named
                  therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to FelCor's 2002 Form 10-K and incorporated herein by
                  reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.1    -      Contribution Agreement dated January 1, 2001, by and among
                  FelCor, FelCor LP, FelCor, Inc., RGC and DJONT Operations,
                  L.L.C. (filed as Exhibit 10.27 to FelCor's Form 10-Q for the quarter ended March 31, 2001 ("FelCor's March 2001 10-Q"), and incorporated herein by reference).

   10.2    -      Leasehold Acquisition Agreement dated March 30, 2001, by and among Bass (U.S.A.) Incorporated, in its individual capacity and on behalf of its subsidiaries and affiliates, and FelCor, in its individual capacity and on behalf of its subsidiaries and affiliates, including as an exhibit thereto the form of
                  Management Agreement for Six Continents-branded hotels (filed as Exhibit 10.28 to FelCor's March 2001 10-Q and incorporated herein by reference).

   10.3    -      Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Six Continents Hotels, as
                  manager, with respect to FelCor's Six Continents-branded
                  hotels (included as an exhibit to the Leasehold Acquisition
                  Agreement filed as Exhibit 10.2 above).

   10.4    -      Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor's Embassy Suites Hotels,
                  including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto (filed as Exhibit 10.5 to
                  FelCor's 2001 Form 10-K and incorporated herein by reference).

   10.5    -      Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor's Doubletree and Doubletree
                  Guest Suites hotels (filed as Exhibit 10.6 to FelCor's 2001
                  Form 10-K and incorporated herein by reference).

   10.6    -      Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor's Sheraton and Westin
                  hotels (filed as Exhibit 10.7 to FelCor's 2001 Form 10-K and incorporated herein by reference).

   10.7    -      Employment Agreement dated July 28, 1994, between FelCor and
                  Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to FelCor's
                  Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1994 ("FelCor's 1994 Form 10-K/A"), and incorporated herein by reference).

   10.8    -      Restricted Stock and Stock Option Plan of FelCor (filed as
                  Exhibit 10.9 to FelCor's 1994 Form 10-K/A and incorporated herein by reference).

   10.9    -      Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to FelCor's 2001 Form 10-K and incorporated herein by
                  reference).

   10.10   -      1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1995, and incorporated
                  herein by reference).

   10.11   -      Non-Qualified Deferred Compensation Plan, as amended and
                  restated July 1999 (filed as Exhibit 10.9 to FelCor's Form
                  10-Q for the quarter ended September 30, 1999, and
                  incorporated herein by reference).

   10.12   -      1998 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 4.2 to FelCor's Registration Statement on Form S-8
                  (file no. 333-66041) and incorporated herein by reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.13   -      2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to FelCor's 2002 Form 10-K and incorporated herein by reference).

   10.14   -      Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor's Post-Effective Amendment on Form
                  S-3 to Form S-4 Registration Statement (file no. 333-50509)
                  and incorporated herein by reference).

   10.15   -      Amended and Restated Stock Option Plan for Non-Employee
                  Directors (filed as Exhibit 99.2 to FelCor's Post-Effective
                  Amendment on Form S-3 to Form S-4 Registration Statement (file
                  no. 333-50509) and incorporated herein by reference).

   10.16   -      Form of Severance Agreement for executive officers and certain key employees of FelCor (filed as Exhibit 10.13 to FelCor's
                  1998 Form 10-K and incorporated herein by reference).

   10.17   -      Stockholders' and Registration Rights Agreement dated July 27,
                  1998, by and among FelCor, Bass America, Inc., Holiday
                  Corporation, Bass plc, United/Harvey Investors I, L.P.,
                  United/Harvey Investors II, L.P., United/Harvey Investors III,
                  L.P., United/Harvey Investors IV, L.P., and United/Harvey
                  Investors V, L.P. (filed as Exhibit 10.18 to FelCor's Form 8-K dated August 10, 1998, and incorporated herein by reference).

   10.18   -      Seventh Amended and Restated Credit Agreement dated July 26,
                  2001, among FelCor, FelCor LP and FelCor Canada Co., as
                  borrowers, the lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as administrative
                  agents, Bankers Trust Company, as syndication agent, J.P.
                  Morgan Securities Inc. and Deutsche Banc Alex. Brown, Inc., as
                  co-lead arrangers and joint bookrunners, and Bank of America,
                  N.A. and Salomon Smith Barney, Inc., as document agents (filed as Exhibit 10.17 to FelCor's Form 10-Q for the quarter ended
                  June 30, 2001, and incorporated herein by reference).

   10.18.1 -      First Amendment dated November 6, 2001, among FelCor, FelCor
                  LP and FelCor Canada Co., as borrowers, the lenders party
                  thereto, The Chase Manhattan Bank and The Chase Manhattan Bank
                  of Canada, as administrative agents, and Bankers Trust
                  Company, as syndication agent (filed as Exhibit 10.17.1 to
                  FelCor's Form 10-Q for the quarter ended September 30, 2001
                  ("FelCor's September 2001 10-Q"), and incorporated herein by reference).

   10.18.2 -      Second Amendment dated June 17, 2002, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders party
                  thereto, JPMorgan Chase Bank and J.P. Morgan Bank Canada, as administrative agents, and Deutsche Bank Trust Company
                  Americas, as syndication agent (filed as Exhibit 10.18.2 to
                  FelCor's Form 8-K dated June 17, 2002, and filed on July 1,
                  2002, and incorporated herein by reference).

   10.18.3 -      Third Amendment and Consent dated December 20, 2002, among
                  FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders party thereto, JPMorgan Chase Bank and J.P. Morgan
                  Bank Canada, as administrative agents, and Deutsche Bank Trust
                  Company Americas, as syndication agent (filed as Exhibit
                  10.18.3 to FelCor's Form 8-K dated December 20, 2002, and
                  filed December 23, 2002, and incorporated herein by
                  reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.19   -      Loan Agreement dated October 10, 1997, among Bristol Lodging
                  Company, Bristol Lodging Holding Company, Nomura Asset Capital
                  Corporation, as administrative agent and collateral agent for
                  Lenders, and Bankers Trust Company, as co-agent for Lenders
                  (filed as Exhibit 10.10 to Bristol Hotel Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997, and incorporated herein by reference).

   10.19.1 -      First Amendment to Loan Agreement and Ancillary Loan Documents
                  made as of May 28, 1999, among FelCor Lodging Company, L.L.C.,
                  FelCor Lodging Holding Company, L.L.C. and LaSalle National
                  Bank, as Trustee for Nomura Asset Securities Corporation
                  Commercial Pass-Through Certificates Series 1998-D6, as
                  administrative agent and collateral agent (filed as Exhibit
                  10.19.1 to FelCor's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (" FelCor's 1999 Form 10-K"), and incorporated herein by reference).

   10.20   -      Form of Mortgage, Security Agreement and Fixture Filing by and
                  between FelCor/CSS Holdings, L.P. as mortgagor, and The
                  Prudential Insurance Company of America, as mortgagee (filed as Exhibit 10.23 to FelCor's March 1999 10-Q and incorporated herein by reference).

   10.20.1 -      Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, Ltd.,
                  payable to the order of The Prudential Insurance Company of
                  America (filed as Exhibit 10.23.1 to FelCor's Form 10-Q for the quarter ended June 30, 1999 ("FelCor's June 1999 10-Q"), and incorporated herein by reference).

   10.21   -      Form of Deed of Trust, Security Agreement and Fixture Filing,
                  each dated May 12, 1999, from FelCor/MM Holdings, L.P., as borrower, in favor of Fidelity National Title Insurance
                  Company, as trustee, and Massachusetts Mutual Life Insurance
                  Company, as beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.21.1, also executed by FelCor/CSS Holdings, L.P.
                  with respect to the Embassy Suites Hotels-Anaheim and Embassy
                  Suites Hotels-Deerfield Beach, and by FelCor LP with respect to the Embassy Suites Hotels-Palm Desert (filed as Exhibit
                  10.24.2 to FelCor's June 1999 10-Q and incorporated herein by reference).

   10.21.1 -      Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of
                  Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites
                  Hotels-Dallas Market Center), $14,000,000 (Embassy Suites
                  Hotels-Dallas Love Field), $12,450,000 (Embassy Suites
                  Hotels-Tempe), $11,550,000 (Embassy Suites Hotels-Anaheim),
                  $8,900,000 (Embassy Suites Hotels-Palm Desert), $15,600,000
                  (Embassy Suites Hotels-Deerfield Beach) (filed as Exhibit
                  10.24.1 to FelCor's June 1999 10-Q and incorporated herein by reference).

   10.22   -      Form of Deed of Trust and Security Agreement and Fixture
                  Filing with Assignment of Leases and Rents, each dated April
                  20, 2000, from FelCor/MM S-7 Holdings, L.P., as mortgagor, in favor of Massachusetts Mutual Life Insurance Company and
                  Teachers Insurance and Annuity Association of America, as
                  mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.2
                  (filed as Exhibit 10.24 to FelCor's Form 10-Q for the quarter ended June 30, 2000 ("FelCor's June 2000 10-Q"), and
                  incorporated herein by reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.22.1 -      Form of Accommodation Cross-Collateralization Mortgage and
                  Security Agreement, each dated April 20, 2000, executed by
                  FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual
                  Life Insurance Company and Teachers Insurance and Annuity
                  Association of America (filed as Exhibit 10.24.1 to FelCor's
                  June 2000 10-Q and incorporated herein by reference).

   10.22.2 -      Form of fourteen separate Promissory Notes each dated April
                  20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each
                  separately payable to the order of Massachusetts Mutual Life
                  Insurance Company and Teachers Insurance and Annuity
                  Association of America, respectively, in the respective
                  original principal amounts of $13,500,000 (Phoenix (Crescent),
                  Arizona), $13,500,000 (Phoenix (Crescent), Arizona),
                  $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000
                  (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta
                  Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia),
                  $12,500,000 (Chicago O'Hare Airport, Illinois), $12,500,000
                  (Chicago O'Hare Airport, Illinois), $3,500,000 (Lexington,
                  Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $17,000,000
                  (Philadelphia Society Hill, Philadelphia), $10,500,000 (South
                  Burlington, Vermont) and $10,500,000 (South Burlington,
                  Vermont) (filed as Exhibit 10.24.2 to FelCor's June 2000 10-Q and incorporated herein by reference).

   10.23   -      Form of Deed of Trust and Security Agreement, each dated May
                  2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C.,
                  FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield
                  Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB
                  Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C.,
                  FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF
                  Holdings, L.P., each as borrower, in favor of The Chase
                  Manhattan Bank, as beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in
                  Exhibit 10.23.1 (filed as Exhibit 10.25 to FelCor's June 2000
                  10-Q and incorporated herein by reference).

   10.23.1 -      Form of eight separate Promissory Notes, each dated May 2,
                  2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB
                  Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C.,
                  FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings,
                  L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB
                  Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P.,
                  each separately payable to the order of The Chase Manhattan
                  Bank in the respective original principal amounts of
                  $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston
                  Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield,
                  Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000
                  (Orlando South, Florida), $32,650,000 (New Orleans,
                  Louisiana), $20,728,000 (Piscataway, New Jersey) and
                  $26,268,000 (South San Francisco, California) (filed as
                  Exhibit 10.25.1 to FelCor's June 2000 10-Q and incorporated herein by reference).

   10.24   -      Registration Rights Agreement dated June 4, 2001, by and among
                  FelCor LP, FelCor and Deutsche Banc Alex. Brown Inc., in its
                  individual capacity and on behalf of J.P. Morgan Securities
                  Inc., Banc of America Securities LLC, Salomon Smith Barney
                  Inc., Morgan Stanley & Co. Incorporated, Merrill Lynch,
                  Pierce, Fenner & Smith Incorporated, SG Cowen Securities
                  Corporation, Credit Lyonnais Securities (USA) Inc., Scotia
                  Capital (USA) Inc., BMO Nesbitt Burns Corp., Fleet Securities,
                  Inc., PNC Capital Markets, Inc. and Wells Fargo Brokerage
                  Services, LLC (filed as Exhibit 10.29 to FelCor's Form 8-K dated June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
   10.25   -      Registration Rights Agreement dated December 3, 2001, by and among FelCor, FelCor LP, Deutsche Banc Alex. Brown, J.P.
                  Morgan Securities Inc., Banc of America Securities LLC, Morgan
                  Stanley & Co. Incorporated and Salomon Smith Barney Inc.
                  (filed as Exhibit 10.27 to FelCor's 2001 Form 10-K and
                  incorporated herein by reference).

   10.26   -      Exchange Agreement dated October 1, 2002, by and among FelCor
                  LP, FelCor and Six Continents Hotels Operating Corp. (filed as
                  Exhibit 10.28 to FelCor's Form 10-Q for the quarter ended
                  September 30, 2002, and incorporated herein by reference).

   21*     -      List of Subsidiaries of FelCor LP.

   99.1*   -      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
                  the Chief Executive Officer of FelCor, FelCor LP's general partner.

   99.2*   -      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
                  the Chief Financial Officer of FelCor, FelCor LP's general partner.

-----------------
* Indicates that the document is filed herewith.