Form 10-Q
period 2003-03-31
FELCOR LODGING L P
filed 2003-05-15
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]



--------------------------------------------------------------------------------

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
                                              PART I. -- FINANCIAL INFORMATION
Item 1.        Financial Statements...........................................................................     3
                  Consolidated Balance Sheets - March 31, 2003 (Unaudited)
                       and December 31, 2002..................................................................     3
                  Consolidated Statements of Operations - For the Three Months
                       Ended March 31, 2003 and 2002 (unaudited)..............................................     4
                  Consolidated Statements of Comprehensive Income (Loss) - For the Three Months
                       Ended March 31, 2003 and 2002 (unaudited)..............................................     5
                  Consolidated Statements of Cash Flows -- For the Three Months
                       Ended March 31, 2003 and 2002 (unaudited)..............................................     6
                  Notes to Consolidated Financial Statements..................................................     7
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
                  General.....................................................................................    20
                  Financial Comparison........................................................................    20
                  Results of Operations.......................................................................    20
                  Liquidity and Capital Resources.............................................................    26
                  Inflation...................................................................................    30
                  Seasonality.................................................................................    30
                  Disclosure Regarding Forward Looking Statements.............................................    31
Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....................................    31
Item 4.        Controls and Procedures........................................................................    31

                                                PART II. - OTHER INFORMATION

Item 5.        Other Information..............................................................................    32
Item 6.        Exhibits and Reports on Form 8-K...............................................................    32

SIGNATURE.....................................................................................................    34
Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002..........................................    35

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2003             2002
                                                                                ------------     ------------
                                                                                (UNAUDITED)
                                     ASSETS

Investment in hotels, net of accumulated depreciation of $819,094
   at March 31, 2003 and $782,166 at December 31, 2002 ....................     $  3,466,924     $  3,473,452
Investment in unconsolidated entities .....................................          141,170          141,943
Cash and cash equivalents .................................................          155,671           66,542
Accounts receivable .......................................................           53,557           48,548
Deferred expenses, net of accumulated amortization of $14,554
   at March 31, 2003 and $13,357 at December 31, 2002 .....................           23,636           24,185
Other assets ..............................................................           31,930           25,693
                                                                                ------------     ------------

         Total assets .....................................................     $  3,872,888     $  3,780,363
                                                                                ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

Debt, net of discount of $4,093 at March 31, 2003 and
   $3,231 at December 31, 2002 ............................................     $  2,017,294     $  1,877,134
Distributions payable .....................................................            5,485           14,792
Accrued expenses and other liabilities ....................................          135,666          150,385
Minority interest in other partnerships ...................................           49,026           48,596
                                                                                ------------     ------------

         Total liabilities ................................................        2,207,471        2,090,907
                                                                                ------------     ------------

Commitments and contingencies

Redeemable units at redemption value, 3,288 and 3,290 units issued and
      outstanding at March 31, 2003 and December 31, 2002, respectively ...           20,487           37,634
                                                                                ------------     ------------

Preferred units, $.01 par value, 20,000 units authorized:
   Series A Cumulative Preferred Units, 5,980 units issued and
      outstanding at March 31, 2003 and December 31, 2002 .................          149,512          149,512
   Series B Redeemable Preferred Units, 68 units issued and
      outstanding at March 31, 2003 and December 31, 2002 .................          169,395          169,395
Common units, 64,562 and 64,470 units issued and outstanding at
   March 31, 2003 and December 31, 2002, respectively .....................        1,321,303        1,333,014
Accumulated other comprehensive loss ......................................            4,720              (99)
                                                                                ------------     ------------

         Total partners' capital ..........................................        1,644,930        1,651,822
                                                                                ------------     ------------

         Total liabilities, redeemable units and partners' capital ........     $  3,872,888     $  3,780,363
                                                                                ============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      --------------------------
                                                                         2003            2002
                                                                      ----------      ----------
Revenues:
   Hotel operating revenue ......................................     $  306,946      $  324,140
   Retail space rental and other revenue ........................            400             670
                                                                      ----------      ----------
Total revenues ..................................................        307,346         324,810
                                                                      ----------      ----------

Expenses:
   Hotel departmental expenses ..................................        109,919         110,540
   Other property operating costs ...............................         91,824          89,160
   Management and franchise fees ................................         16,310          15,648
   Taxes, insurance and lease expense ...........................         32,533          34,570
   Corporate expenses ...........................................          3,423           3,746
   Depreciation .................................................         36,107          38,618
                                                                      ----------      ----------
Total operating expenses ........................................        290,116         292,282
                                                                      ----------      ----------

Operating income ................................................         17,230          32,528

Interest expense, net ...........................................        (40,253)        (41,196)
Gain on early extinguishment of debt ............................            953
                                                                      ----------      ----------
Loss before equity in income of unconsolidated entities
   and minority interests .......................................        (22,070)         (8,668)
   Equity in income (loss) from unconsolidated entities .........           (148)          1,221
   Minority interest ............................................           (430)           (786)
                                                                      ----------      ----------
Net loss ........................................................        (22,648)         (8,233)
   Preferred distributions ......................................         (6,726)         (6,150)
                                                                      ----------      ----------
Net loss applicable to unitholders ..............................     $  (29,374)     $  (14,383)
                                                                      ==========      ==========

Per unit data:
   Basic:
     Net loss applicable to unitholders .........................     $    (0.48)     $    (0.23)
                                                                      ==========      ==========
     Weighted average units outstanding .........................         61,821          61,722
   Diluted:
     Net loss applicable to unitholders .........................     $    (0.48)     $    (0.23)
                                                                      ==========      ==========
     Weighted average units outstanding .........................         61,821          61,722

Cash dividends declared on partnership units ....................     $    (0.00)     $    (0.15)
                                                                      ==========      ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       --------------------------
                                                          2003            2002
                                                       ----------      ----------
Net loss .........................................     $  (22,648)     $   (8,233)
Foreign currency translation adjustment ..........          4,819             581
                                                       ----------      ----------
     Comprehensive loss ..........................     $  (17,829)     $   (7,652)
                                                       ==========      ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                    --------------------------
                                                                                                       2003            2002
                                                                                                    ----------      ----------
Cash flows from operating activities:
          Net loss ............................................................................     $  (22,648)     $   (8,233)
          Adjustments to reconcile net loss to net cash provided by (used in)
              operating activities:
                    Depreciation ..............................................................         36,107          38,618
                    Amortization of deferred financing fees ...................................          1,197           1,305
                    Accretion of debt, net of discount ........................................             91             103
                    Amortization of unearned compensation .....................................            517             509
                    Equity in loss (income) from unconsolidated entities ......................            148          (1,221)
                    Gain on debt extinguishment ...............................................           (953)
                    Minority interests ........................................................            430             786
              Changes in assets and liabilities:
                    Accounts receivable .......................................................         (5,080)         (5,932)
                    Deferred expenses .........................................................           (648)           (233)
                    Other assets ..............................................................         (6,349)        (10,217)
                    Accrued expenses and other liabilities ....................................        (14,719)         (4,201)
                                                                                                    ----------      ----------
                              Net cash flow provided by (used in) operating activities ........        (11,907)         11,284
                                                                                                    ----------      ----------

Cash flows (used in) provided by investing activities:
          Improvements and additions to hotels ................................................        (24,373)         (8,448)
          Cash distributions from unconsolidated entities .....................................            625           2,265
                                                                                                    ----------      ----------
                              Net cash flow used in investing activities ......................        (23,748)         (6,183)
                                                                                                    ----------      ----------

Cash flows (used in) provided by financing activities:
          Proceeds from borrowings ............................................................        149,119
          Repayment of borrowings .............................................................         (8,379)        (13,202)
          Redemption of units .................................................................                            (92)
          Distributions paid to preferred stockholders ........................................         (6,726)         (6,150)
          Distributions paid to common stockholders ...........................................         (9,308)         (3,100)
                                                                                                    ----------      ----------
                              Net cash flow provided by (used in) financing activities ........        124,706         (22,544)
                                                                                                    ----------      ----------

Effect of exchange rate changes on cash .......................................................             78             732
Net change in cash and cash equivalents .......................................................         89,129         (16,711)
Cash and cash equivalents at beginning of periods .............................................         66,542         128,742
                                                                                                    ----------      ----------
Cash and cash equivalents at end of periods ...................................................     $  155,671      $  112,031
                                                                                                    ==========      ==========

Supplemental cash flow information --
          Interest paid .......................................................................     $   44,053      $   41,594
                                                                                                    ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         FelCor Lodging Limited Partnership, or FelCor LP, is the largest owner of full service, all suite hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, a Maryland corporation, the second largest real estate investment trust, or REIT. At March 31, 2003, FelCor owned a greater than 95% equity interest in our operations. At March 31, 2003, FelCor was the nation's second largest lodging REIT and the largest owner of full service, all-suite hotels. Our portfolio at March 31, 2003, was comprised of 169 hotels, the operating revenues and expenses of which are reflected in our consolidated statements of operations because of our ownership of the operating lessees of these hotels. We owned 77 upscale, all-suite hotels, 83 hotels in the upscale or full service segments and are the largest owner of Embassy Suites(R) Hotels and Doubletree Guest Suites(R) hotels, at March 31, 2003. All of our operations are conducted solely through FelCor LP or its subsidiaries. At March 31, 2003, we owned a 100% real estate interest in 145 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels and 50% interests in unconsolidated entities that own 29 hotels. The operations of 15 of these 29 hotels are included in our consolidated results of operations due to our ownership of the lessee of the hotels.

         At March 31, 2003, we had an aggregate of 62,154,164 shares of FelCor common stock, and units of FelCor LP limited partnership interest outstanding.

         The following table provides a schedule of our 169 consolidated hotel operations, by brand, at March 31, 2003:

BRAND
-----
Hilton Hotels Corporation, or Hilton, brands:
     Embassy Suites Hotels(R) ..................................................      59
     Doubletree(R) and Doubletree Guest Suites(R) ..............................      13
     Hampton Inn(R) ............................................................       7
     Hilton Suites(R) ..........................................................       1
     Homewood Suites(R) ........................................................       1
InterContinental Hotels Group brands:
     Holiday Inn(R) ............................................................      39
     Crowne Plaza(R) and Crowne Plaza Suites(R) ................................      18
     Holiday Inn Select(R) .....................................................      10
     Holiday Inn Express(R) ....................................................       3
Starwood Hotels & Resorts Worldwide Inc., or Starwood, brands:
     Sheraton(R) and Sheraton Suites(R) ........................................      10
     Westin(R) .................................................................       1
Other brands ...................................................................       7
Total hotels ...................................................................     169
                                                                                     ===

         At March 31, 2003, the operations of our 169 hotels were located in the United States (35 states) and Canada (six hotels), with a concentration in Texas (36 hotels), California (19 hotels), Florida (16 hotels) and Georgia (12 hotels). Approximately 54% of our hotel room revenues were generated from hotels in these four states during the quarter.

         At March 31, 2003, of the 169 hotels, (i) subsidiaries of InterContinental Hotels Group managed 82, (ii) subsidiaries of Hilton managed 72, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation, or IHC, managed two, and (v) two independent management companies managed one each.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income or partners' capital.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION -- (CONTINUED)

         The financial information for the three months ended March 31, 2003, and 2002, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2003, and 2002 include adjustments made to management's estimates (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("Form 10-K"). Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         We owned 50% interests in joint venture entities that owned 29 hotels at March 31, 2003, and 24 hotels at March 31, 2002. We also owned a 50% interest in entities that own an undeveloped parcel of land, provide condominium management services, develop condominiums in Myrtle Beach, South Carolina, and lease 13 hotels. We account for our investments in these unconsolidated entities under the equity method.

         Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

                                                                        MARCH 31,      DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation ......     $    388,530     $    383,249
     Total assets ...............................................     $    416,604     $    408,979
     Debt .......................................................     $    285,341     $    278,978
     Total liabilities ..........................................     $    286,415     $    279,887
     Equity .....................................................     $    129,811     $    129,854

         Debt of our unconsolidated entities at March 31, 2003, consisted of $266.7 million of non-recourse mortgage debt. It also included $9.5 million of mortgage debt guaranteed by us and $9.2 million of mortgage debt guaranteed by Hilton, one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million, of which approximately $18.4 million was outstanding as of March 31, 2003. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and receives a certificate of occupancy, which we expect to occur in late 2004. Our guarantee is a payment guarantee and will trigger in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005, and bears interest at LIBOR plus 200 basis points. As of March 31, 2003, we had not established any liability related to our guarantees of debt because it was not believed to be probable that we would be required to perform under the guarantees.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       INVESTMENT IN UNCONSOLIDATED ENTITIES - (CONTINUED)

         Summarized combined statement of operations information for 100% of these unconsolidated entities is as follows (in thousands):

                                  THREE MONTHS ENDED
                                      MARCH 31,
                              -------------------------
                                 2003           2002
                              ----------     ----------
Total revenues ..........     $   21,148     $   19,177
Net income ..............     $      720     $    1,719

3.       DEBT

         Debt at March 31, 2003, and December 31, 2002, consisted of the following (in thousands):

                                                     INTEREST
                                     COLLATERAL(a)    RATE AT
                                     AT MARCH 31,    MARCH 31,                         MARCH 31,    DECEMBER 31,
                                         2003          2003         MATURITY DATE        2003           2002
                                     -------------   ---------      --------------   ------------   ------------
FLOATING RATE DEBT:
Line of credit                       None                 4.55%     October 2004     $    149,497
Publicly-traded term notes-swapped   None                 4.50(b)   October 2004          174,792   $    174,760
Publicly-traded term notes-swapped   None                 5.37(b)   October 2007           75,000         25,000
Promissory note                      None                 3.34      June 2016                 650            650
                                                     ---------                       ------------   ------------
Total floating rate debt(c)                               4.69%                           399,939        200,410
                                                     ---------                       ------------   ------------

FIXED RATE DEBT:
Publicly-traded term notes           None                 7.63      October 2007           49,543         99,518
Publicly-traded term notes           None                 9.50      September 2008        596,363        596,195
Publicly-traded term notes           None                 8.50      June 2011             297,969        297,907
Mortgage debt                        15 hotels            7.24      November 2007         133,970        134,738
Mortgage debt                        7 hotels             7.54      April 2009             93,840         94,288
Mortgage debt                        6 hotels             7.55      June 2009              70,604         70,937
Mortgage debt                        7 hotels             8.73      May 2010              139,803        140,315
Mortgage debt                        8 hotels             8.70      May 2010              179,890        180,534
Mortgage debt                        5 hotels             7.20      2005 - 2008            48,338         54,993
Other                                1 hotel              9.08      2011                    7,035          7,299
                                                     ---------                       ------------   ------------
Total fixed rate debt(c)                                  8.65                          1,617,355      1,676,724
                                                     ---------                       ------------   ------------
Total debt(c)                                             7.86%                      $  2,017,294   $  1,877,134
                                                     =========                       ============   ============

         (a) At March 31, 2003, we had unencumbered investments in hotels with a net book value totaling $2.3 billion.

         (b) At March 31, 2003, our $175 million publicly-traded notes due October 2004 and $75 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $1.6 million for the three months ended March 31, 2003.

         (c) Calculated based on the weighted average outstanding debt at March 31, 2003.

         All of our floating rate debt at March 31, 2003, was based upon LIBOR (1.30% as of March 31, 2003).

         We reported interest expense, net of interest income, of $0.4 million and $0.6 million, and capitalized interest of $0.3 million and $0.1 million, for the three months ended March 31, 2003 and 2002, respectively.

         We recorded a gain of $1 million as a result of the early extinguishment of a mortgage note, maturing in 2003, during the three months ended March 31, 2003.

         Effective March 31, 2003, we completed the refinancing of $16 million of secured debt that was to mature in late 2003. Under the refinancing terms, this 7.15% fixed rate debt will convert to a floating interest rate of LIBOR plus 285 basis points in August 2003. The new maturity is August 2008.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DEBT -- (CONTINUED)

         In January and February 2003, we entered into two additional interest rate swaps. These new fair value swaps are the same type as those that existed at December 31, 2002, in that they modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate. As designated fair value hedges, these swaps are marked to market through the income statement, but offset by the change in fair value of our swapped outstanding fixed rate debt. The notional amount of these new swaps is $50 million, on which we will receive a fixed rate of 7.625% and pay a rate of LIBOR plus an average spread of 4.325%.

         In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At March 31, 2003, we were in compliance with all covenants under our line of credit.

         If revenue per available room declines continue or become more severe, we may be unable to satisfy all of the covenant requirements under our line of credit. In such an event, we may need to obtain further amendments from our lenders or seek other sources of financing. Further amendments to our line of credit, if any, may result in additional restrictions on our financial flexibility.

         Failure to satisfy one or more of the financial or other covenants under our line of credit could result in an event of default, notwithstanding our ability to meet our debt service obligations. Other events that would be events of default under our line of credit include a default in the payment of other recourse indebtedness in the amount of $10 million or more, bankruptcy or a change of control.

         Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those in our line of credit. Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.

         Our publicly traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined in our senior unsecured note indentures; pay dividends in excess of the minimum dividend required to meet the REIT qualification test; repurchase stock; or merge. As of March 31, 2003, and the date of this filing, we have satisfied all such incurrence tests.

         As a consequence of the economic slowdown in our business, and the travel and lodging industries generally, Standard & Poor's lowered its ratings on our $1.2 billion in senior unsecured debt one level, to B+, from BB-, in February 2003, and subsequently revised their outlook from stable to negative. Although Moody's affirmed its current rating on our senior debt in February 2003
(Ba3), we remain on negative outlook. Should Moody's downgrade its Ba3 rating on our senior unsecured debt one level, to B1, the interest rate on $900 million of our $1.2 billion senior unsecured debt would increase by 50 basis points, which would increase our annual interest expense by approximately $4.5 million.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       DERIVATIVES

         On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At March 31, 2003, all of our derivative contracts are fair value hedges.

         We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy, relating to our various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or specific firm commitments. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair values of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

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

         To manage the relative mix of our debt between fixed and variable rate instruments, at March 31, 2003, we had entered into nine interest rate swap agreements with five financial institutions with an aggregate notional value of $250 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

         To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         The interest rate swap agreements held at March 31, 2003, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net gain on these interest rate swap agreements was approximately $10.1 million at March 31, 2003, and represents the amount we would receive if the agreements were terminated based on current market rates.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       DERIVATIVES -- (CONTINUED)

         The fixed rates we will receive and the variable rate we will pay under these swaps as of March 31, 2003, are summarized in the following table:

                                                               Weighted-average
                         Notional Amount       Number of        Spread Paid in        Fixed Rate
Swap Maturity             (in millions)          Swaps         Excess of LIBOR         Received
-------------            ---------------       ---------       ----------------       ----------
October 2004                  $175                 6               3.2043%              7.3750%
October 2007                    75                 3               4.0725%              7.6250%
                              ----
                              $250
                              ====

         The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and we recognize them as an adjustment to interest expense, pursuant to the terms of our interest rate swap agreement; they will have a corresponding effect on our future cash flows. Our interest rate swaps have semiannual settlement dates in April and October. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A to AA-.

5.       HOTEL OPERATING REVENUE AND EXPENSE, AND OTHER PROPERTY OPERATING COSTS

         Hotel operating revenue was comprised of the following (in thousands):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            -------------------------
                                                               2003           2002
                                                            ----------     ----------
Room ..................................................     $  242,972     $  257,230
Food and beverage .....................................         47,914         50,691
Other operating departments ...........................         16,060         16,219
                                                            ----------     ----------

           Total hotel operating revenues .............     $  306,946     $  324,140
                                                            ==========     ==========

         Hotel departmental expenses were comprised of the following (in thousands):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                               2003           2002
                                                            ----------     ----------
Room ..................................................     $   63,464     $   63,233
Food and beverage .....................................         38,939         39,991
Other operating departments ...........................          7,516          7,316
                                                            ----------     ----------

           Total hotel departmental expenses ..........     $  109,919     $  110,540
                                                            ==========     ==========

         Other property operating costs were comprised of the following (in thousands):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                               2003           2002
                                                            ----------     ----------
Hotel general and administrative expense ..............     $   30,344     $   31,204
Marketing .............................................         27,746         26,545
Repair and maintenance ................................         17,797         16,798
Utilities .............................................         15,937         14,613
                                                            ----------     ----------
           Total other property operating costs .......     $   91,824     $   89,160
                                                            ==========     ==========

         Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $103.4 million and $101.0 million for the three months ended March 31, 2003 and 2002, respectively.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       TAXES, INSURANCE AND LEASE EXPENSE

         Taxes, insurance and lease expense is comprised of the following (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     -------------------------
                                                                                        2003           2002
                                                                                     ----------     ----------
Real estate and personal property taxes ........................................     $   13,393     $   14,794
Operating lease expense, including $2,050 and $3,325 of percentage rent
   in 2003 and 2002, respectively(a) ...........................................         13,483         14,852
Property and general liability insurance .......................................          4,985          4,282
State franchise and Canadian income taxes ......................................            672            642
                                                                                     ----------     ----------
           Total taxes, insurance and lease expense ............................     $   32,533     $   34,570
                                                                                     ==========     ==========

         (a) Includes lease expense associated with 15 hotels owned by unconsolidated entities.

7.       EARNINGS (LOSS) PER UNIT

         The following table sets forth the computation of basic and diluted earnings per unit (in thousands, except per unit data):

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     --------------------------
                                                                                         2003            2002
                                                                                     ----------      ----------
Numerator:
   Loss from continuing operations .............................................     $  (22,648)     $   (8,233)
      Less: Preferred distributions ............................................         (6,726)         (6,150)
                                                                                     ----------      ----------
   Loss from continuing operations and net loss applicable to unitholders ......     $  (29,374)     $  (14,383)
                                                                                     ==========      ==========
Denominator:
   Denominator for basic and diluted earnings per unit -
     weighted average units ....................................................         61,821          61,722
Earnings (loss) per unit data:
Basic:
   Net loss ....................................................................     $    (0.48)     $    (0.23)
                                                                                     ==========      ==========

Diluted:
   Net loss ....................................................................     $    (0.48)     $    (0.23)
                                                                                     ==========      ==========

         Securities that could potentially dilute basic earnings per unit in the future that were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     -------------------------
                                                                                        2003           2002
                                                                                     ----------     ----------
FelCor stock options ...........................................................                            35
Restricted units granted but not vested ........................................            309            322
Series A preferred units .......................................................          4,636          4,636

         Series A preferred distribution that would be excluded from net loss applicable to unitholders, if the Series A preferred units were dilutive, were $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       STOCK BASED COMPENSATION PLANS

         FelCor applies APB Opinion 25 and related interpretations in accounting for its stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, "Accounting for Stock-Based Compensation," was issued, which, if fully adopted by FelCor, would have changed the methods they apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, they began recognizing compensation expense for all new awards issued after December 31, 2002. Had the compensation cost for all of their stock-based compensation plans been determined in accordance with SFAS 123, our net income or loss and net income or loss per unit for the three months ended March 31, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per unit data):

                                                                             THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------------------------------
                                                                        2003                              2002
                                                            ----------------------------      ----------------------------
                                                            AS REPORTED       PRO FORMA       AS REPORTED       PRO FORMA
                                                            -----------      -----------      -----------      -----------
SFAS 123 charge .......................................                      $       559                       $       628
APB 25 charge .........................................     $       517                       $       509
Income (loss) from continuing operations and net
  income (loss) applicable to unitholders .............     $   (27,817)     $   (27,859)     $   (12,296)     $   (12,415)
Diluted net income (loss) applicable to
  unitholders per unit ................................     $     (0.48)     $     (0.48)     $     (0.23)     $     (0.24)

         The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

9.       CONSOLIDATING FINANCIAL INFORMATION

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY   NON-GUARANTOR                      TOTAL
                                                     FELCOR L.P.     GUARANTORS   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------   ------------  -------------   ------------    ------------
                                                            ASSETS

Net investment in hotel properties ...............   $    501,576   $  1,525,864   $  1,439,484                   $  3,466,924
Equity investment in consolidated entities .......      2,302,416                                 $ (2,302,416)
Investment in unconsolidated entities ............        119,848         21,322                                       141,170
Cash and cash equivalents ........................         83,264         56,441         15,966                        155,671
Accounts receivable ..............................          2,275         50,280          1,002                         53,557
Deferred assets ..................................         19,310            899          3,427                         23,636
Other assets .....................................          8,756         18,938          4,236                         31,930
                                                     ------------   ------------   ------------   ------------    ------------

        Total assets .............................   $  3,037,445   $  1,673,744   $  1,464,115   $ (2,302,416)   $  3,872,888
                                                     ============   ============   ============   ============    ============

                                               LIABILITIES AND PARTNERS' CAPITAL

Debt .............................................   $  1,336,911   $    123,281   $    557,102                   $  2,017,294
Distributions payable ............................          5,485                                                        5,485
Accrued expenses and other liabilities ...........         34,255         94,470          6,941                        135,666
Minority interest - other partnerships ...........             97                        48,929                         49,026
                                                     ------------   ------------   ------------   ------------    ------------

        Total liabilities ........................      1,376,748        217,751        612,972                      2,207,471

Redeemable units, at redemption value ............         20,487                                                       20,487
                                                     ------------   ------------   ------------   ------------    ------------

Preferred units ..................................        318,907                                                      318,907
Common units .....................................      1,321,303      1,451,273        851,143   $ (2,302,416)      1,321,303
Accumulated other comprehensive loss .............                         4,720                                         4,720
                                                     ------------   ------------   ------------   ------------    ------------
        Total partners' capital ..................      1,640,210      1,455,993        851,143     (2,302,416)      1,644,930

        Total liabilities, redeemable units
            and partners' capital ................   $  3,037,445   $  1,673,744   $  1,464,115   $ (2,302,416)   $  3,872,888
                                                     ============   ============   ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                      FELCOR L.P.    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------   ------------   -------------   ------------    ------------
                                                             ASSETS

Net investment in hotel properties ...............   $    464,473   $  1,529,637    $  1,479,342                   $  3,473,452
Equity investment in consolidated entities .......      2,325,436                                  $ (2,325,436)
Investment in unconsolidated entities ............        120,406         21,537                                        141,943
Cash and cash equivalents ........................         24,725         24,479          17,338                        66,542
Deferred assets ..................................         19,697            937           3,551                        24,185
Other assets .....................................          3,619         65,507           5,115                        74,241
                                                     ------------   ------------    ------------   ------------    ------------

        Total assets .............................   $  2,958,356   $  1,642,097    $  1,505,346   $ (2,325,436)   $  3,780,363
                                                     ============   ============    ============   ============    ============

                                               LIABILITIES AND PARTNERS' CAPITAL

Debt .............................................   $  1,215,925   $    101,371    $    559,838                   $  1,877,134
Distributions payable ............................         14,792                                                        14,792
Accrued expenses and other liabilities ...........         38,086         96,566          15,733                        150,385
Minority interest - other partnerships ...........             97                         48,499                         48,596
                                                     ------------   ------------    ------------   ------------    ------------

        Total liabilities ........................      1,268,900        197,937         624,070                      2,090,907
                                                     ------------   ------------    ------------   ------------    ------------

Redeemable units, at redemption value ............         37,634                                                        37,634
                                                     ------------   ------------    ------------   ------------    ------------

Preferred units ..................................        318,907                                                       318,907
Common units .....................................      1,332,915      1,444,259         881,276     (2,325,436)      1,333,014
Accumulated other comprehensive loss .............                           (99)                                           (99)
                                                     ------------   ------------    ------------   ------------    ------------
        Total partners' capital ..................      1,615,822      1,444,160         881,276     (2,325,436)      1,615,822

        Total liabilities, redeemable units and
           partners' capital .....................   $  2,958,356   $  1,642,097    $  1,505,346   $ (2,325,436)   $  3,780,363
                                                     ============   ============    ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)


                                                                 SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                 FELCOR L.P.     GUARANTORS    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                ------------    ------------   -------------    ------------   ------------
Revenues:
Hotel operating revenue .....................                   $    305,616    $      1,330                   $    306,946
Percentage lease revenue ....................   $     17,299          46,858          40,413    $   (104,570)
Other revenue ...............................           (188)            570              18                            400
                                                ------------    ------------    ------------    ------------   ------------
           Total revenue ....................         17,111         353,044          41,761        (104,570)       307,346
                                                ------------    ------------    ------------    ------------   ------------

Expenses:
Hotel operating expense .....................            121         217,397             535                        218,053
Taxes, insurance and lease expense ..........          3,806         127,278           6,019        (104,570)        32,533
Corporate expenses ..........................            404           2,074             945                          3,423
Depreciation ................................          5,867          16,321          13,919                         36,107
                                                ------------    ------------    ------------    ------------   ------------
           Total operating expenses .........         10,198         363,070          21,418        (104,570)       290,116
                                                ------------    ------------    ------------    ------------   ------------

Operating income (loss) .....................          6,913         (10,026)         20,343                         17,230
Interest expense, net .......................        (25,849)         (3,141)        (11,263)                       (40,253)
Gain on early extinguishment of debt ........            953                                                            953
                                                ------------    ------------    ------------    ------------   ------------

Income (loss) before equity in income
   from unconsolidated entities and
   minority interests .......................        (17,983)        (13,167)          9,080                        (22,070)
Equity in income from consolidated
   entities .................................         (4,735)                                          4,735
Equity in income from unconsolidated
   entities .................................             70            (218)                                          (148)
Minority interests in other partnerships ....                                           (430)                          (430)
                                                ------------    ------------    ------------    ------------   ------------
Net income (loss) ...........................        (22,648)        (13,385)          8,650           4,735        (22,648)
Preferred distributions .....................         (6,726)                                                        (6,726)
                                                ------------    ------------    ------------    ------------   ------------
Net income (loss) applicable to
   unitholders ..............................   $    (29,374)   $    (13,385)   $      8,650    $      4,735   $    (29,374)
                                                ============    ============    ============    ============   ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                      SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                     FELCOR L.P.      GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------   -------------    ------------    ------------
Revenues:
Hotel operating revenue ..........................                   $    322,705    $      1,435                    $    324,140
Percentage lease revenue .........................   $     17,772          47,438          42,736    $   (107,946)
Other revenue ....................................            627                              43                             670
                                                     ------------    ------------    ------------    ------------    ------------
           Total revenue .........................         18,399         370,143          44,214        (107,946)        324,810
                                                     ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expense ..........................                        214,767             581                         215,348
Taxes, insurance and other .......................          2,948         133,260           6,308        (107,946)         34,570
Corporate expenses ...............................            452           2,208           1,086                           3,746
Depreciation .....................................          6,695          16,852          15,071                          38,618
                                                     ------------    ------------    ------------    ------------    ------------
           Total operating expenses ..............         10,095         367,087          23,046        (107,946)        292,282
                                                     ------------    ------------    ------------    ------------    ------------

Operating income .................................          8,304           3,056          21,168                          32,528
Interest expense, net ............................         26,934           2,632          11,630                          41,196
                                                     ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities and
   minority interests ............................        (18,630)            424           9,538                          (8,668)
Equity in income from consolidated
   entities ......................................          8,970                                          (8,970)
Equity in income from unconsolidated
   entities ......................................          1,427            (206)                                          1,221
Minority interests in other partnerships .........                                           (786)                           (786)
                                                     ------------    ------------    ------------    ------------    ------------
Net income (loss) ................................         (8,233)            218           8,752          (8,970)         (8,233)
Preferred distributions ..........................         (6,150)                                                         (6,150)
                                                     ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ......   $    (14,383)   $        218    $      8,752    $     (8,970)   $    (14,383)
                                                     ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)

                                                                                SUBSIDIARY       NON-GUARANTOR         TOTAL
                                                             FELCOR L.P.        GUARANTORS       SUBSIDIARIES       CONSOLIDATED
                                                            -------------      ------------      -------------      ------------
Cash flows from (used in) operating activities ........     $     (23,119)     $     (3,319)     $      14,531      $    (11,907)
Cash flows used in investing activities ...............            (8,643)           (7,725)            (7,380)          (23,748)
Cash flows from (used in) financing activities ........            90,301            42,928             (8,523)          124,706
Effect of exchange rates changes on cash ..............                                  78                                   78
                                                            -------------      ------------      -------------      ------------
Change in cash and cash equivalents ...................            58,539            31,962             (1,372)           89,129
Cash and cash equivalents at beginning of period ......            24,725            24,479             17,338            66,542
                                                            -------------      ------------      -------------      ------------
Cash and equivalents at end of period .................     $      83,264      $     56,441      $      15,966      $    155,671
                                                            =============      ============      =============      ============


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                                SUBSIDIARY       NON-GUARANTOR         TOTAL
                                                             FELCOR L.P.        GUARANTORS       SUBSIDIARIES       CONSOLIDATED
                                                            -------------      ------------      -------------      ------------
Cash flows from (used in) operating activities ........     $     (30,581)     $     17,316      $      24,549      $     11,284
Cash flows from (used in) investing activities ........               438            (4,205)            (2,416)           (6,183)
Cash flows from (used in) financing activities ........            16,666           (14,062)           (25,148)          (22,544)
Effect of exchange rate changes on cash ...............                                 732                                  732
                                                            -------------      ------------      -------------      ------------
Change in cash and cash equivalents ...................           (13,477)             (219)            (3,015)          (16,711)
Cash and cash equivalents at beginning of period ......            68,463            47,318             12,961           128,742
                                                            -------------      ------------      -------------      ------------
Cash and equivalents at end of period .................     $      54,986      $     47,099      $       9,946      $    112,031
                                                            =============      ============      =============      ============

10.      SUBSEQUENT EVENTS

         On April 24, 2003, we completed a $150 million non-recourse loan, at a floating interest rate of LIBOR plus 250 basis points, secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit. We also reduced our line of credit from $300 million to $150 million in total commitments for excess capacity and to reduce unused line fees. The reduction in our line of credit commitments will result in a $1.6 million expense in the second quarter of 2003, related to the write off of unamortized loan costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         For background information relating to us and the definition of certain capitalized terms used herein, reference is made to Notes 1 and 2 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership appearing elsewhere herein.

         We have identified three strategic objectives for 2003: improve the competitive positioning of our hotel portfolio, maintain our financial flexibility, and reposition our portfolio. We have made the following progress in meeting these objectives through the date of this filing:

         o        Improve the competitive positioning of our hotel portfolio

                  o The Hilton Myrtle Beach Resort was converted from a Wyndham following the completion of a $15 million renovation.

                  o We continue to provide the necessary capital spending to add long-term value to our hotels. We spent approximately 8% of our revenues, or $24.6 million, on capital expenditures in the first quarter of 2003 and we expect to spend a total of $60 to $70 million for the full year.

         o        Maintenance of our financial flexibility and liquidity

                  o We closed on a $150 million non-recourse secured loan in April and used the proceeds to payoff all outstanding balances under our line of credit.

                  o We had cash on hand at March 31, 2003, of $156 million.

         o        Repositioning our portfolio

                  o We have retained brokers to market 27 of our previously identified 33 non-strategic hotels.

                  o We expect to close on the sale of two non-strategic hotels and a parking garage in the second quarter of 2003, with total cash proceeds of approximately $15 million.

FINANCIAL COMPARISON (IN MILLIONS, EXCEPT REVPAR, OPERATING MARGIN AND PERCENTAGE CHANGE)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                       --------------------------------------
                                                         2003           2002         % CHANGE
                                                       --------       --------       --------
RevPAR ...........................................     $  58.13       $  61.36           (5.3)%
Operating Margin(1) ..............................         29.0%          33.6%         (13.7)%
Funds From Operations ("FFO")(2) .................     $    9.6       $   29.3          (67.2)%
Earnings Before Interest, Taxes, Depreciation
     and Amortization ("EBITDA")(2) ..............     $   59.8       $   77.2          (22.5)%
Net loss .........................................     $  (22.6)      $   (8.2)        (175.6)%

----------

     (1) Operating margin is calculated as the percentage of hotel operating revenue in excess of hotel departmental expenses, other property operating costs, and management and franchise fees to hotel operating revenue.

     (2) For a discussion of the computation of FFO and EBITDA, and a reconciliation thereof to net loss, see "Results of Operations - Funds From Operations and EBITDA" below.

RESULTS OF OPERATIONS

     Comparison of the Three Months Ended March 31, 2003 and 2002

         We recorded a net loss of $22.6 million for the three months ended March 31, 2003, compared to a loss of $8.2 million for the same period in 2002. The principal reason for the increased loss in 2003 was that total revenue decreased $17.5 million for the three months ended March 31, 2003, compared to the same period in 2002. The primary component of this decrease was a decrease in room revenue of $14.3 million. The principal industry measurement of hotel room revenue is RevPAR. The Company's hotel portfolio RevPAR for the three months ended March 31, 2003, was 5.3% below that of the same period in 2002. The decrease in RevPAR was comprised of a 4.1% decrease in average daily rate ("ADR"), and a 1.2% decrease in occupied rooms as a percentage of available rooms, ("Occupancy"). The most significant factor contributing to the decreased revenue is the 4.1% decrease in ADR, which reflected the decline in both business and leisure travel for the three months ended March 31, 2003, compared to the same period in the prior year. Travel was negatively affected during the three months ended March 31, 2003, by the war in Iraq, the continued weak economic environment and the SARS outbreak. In addition, the disposition of seven hotels, and acquisition of two hotels, that occurred in 2002 resulted in a net decrease of $1.2 million in total revenue.

         Total operating expenses decreased by $2.2 million to $290.1 million, for the three months ended March 31, 2003, compared to the same period in 2002. This decrease consisted of decreases in taxes, insurance and lease expense and depreciation expense somewhat offset by increases in hotel operating expenses (defined as hotel departmental expenses, other property operating costs and management and franchise fees).

         Hotel operating expenses increased by $2.7 million, for the three months ended March 31, 2003, compared to the same period in 2002. Hotel operating margins as a percentage of hotel operating revenue decreased by 460 basis points compared to the same period last year. The deterioration in margins is principally related to a 4.1% decline in ADR and increases in labor related expenses, including health and workers compensation insurance (260 basis points), utility costs (70 basis points) and marketing and repair and maintenance costs, other than labor (80 basis points).

         Taxes, insurance and lease expense decreased $2.0 million, compared to the same period of 2002, principally as the result of decreases in percentage rent expense of $1.4 million and decreased property taxes of $1.4 million. These decreases were partially offset by an increase in general liability insurance expense of $0.7 million. The decrease in percentage rent expense is from a decrease in hotel revenue for those hotels with participating leases. Property taxes decreased primarily as a result of the resolution in the current quarter of prior year tax disputes.

         Interest expense, net of interest income, decreased $0.9 million for the three months ended March 31, 2003, from the same period in 2002. The decrease during the first quarter is primarily related to the lower average interest rate. The current quarter includes $1.0 million of gain on early extinguishment of debt.

         Equity in the income of unconsolidated entities decreased nearly $1.4 million for the three months ended March 31, 2003, compared to the same period in 2002. The change relates principally to a 5.1% decrease in RevPAR from our unconsolidated hotels.

Funds From Operations and EBITDA

         Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company's operations. We consider Funds From Operations ("FFO") and Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of our operating performance and liquidity.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

         The following table details our computation of FFO and EBITDA (in thousands):

                                                                           THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   --------------------------
                                                                      2003            2002
                                                                   ----------      ----------
FUNDS FROM OPERATIONS

Net loss                                                           $  (22,648)     $   (8,233)
Depreciation                                                           36,107          38,618
Depreciation from unconsolidated entities                               2,859           2,178
Preferred distributions:
   Series A preferred distributions                                    (2,915)             --
   Series B preferred distributions                                    (3,811)         (3,234)
                                                                   ----------      ----------
FFO(a)                                                             $    9,592      $   29,329
                                                                   ==========      ==========

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
FFO                                                                $    9,592      $   29,329
Interest expense                                                       40,628          41,775
Interest expense from unconsolidated entities                           2,339           2,359
Amortization expense                                                      516             509
Preferred distributions:
   Series A preferred distributions                                     2,915              --
   Series B preferred distributions                                     3,811           3,234
                                                                   ----------      ----------
EBITDA(a)                                                          $   59,801      $   77,206
                                                                   ==========      ==========

WEIGHTED AVERAGE SHARES AND UNITS
Weighted average units outstanding                                     61,821          61,722
Conversion of Series A preferred shares                                    --           4,636
Conversion of options and stock grants                                    309             357
                                                                   ----------      ----------
Weighted average units outstanding                                     62,130          66,715
                                                                   ==========      ==========

     (a) Includes a $953,000 gain on early extinguishment of debt during the three months ended March 31, 2003.

Hotel Portfolio Composition

         The following tables set forth as of March 31, 2003, our hotel portfolio distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment. For comparative purposes, also set forth below is the percentage of EBITDA contributed by each grouping for the year ended December 31, 2002.

Brand                         Hotels      Rooms      % of Total Rooms      % of 2002 EBITDA
-----                         ------     -------     ----------------      ----------------
Embassy Suites(R)                 59      14,842                   32%                   42%
Holiday Inn(R)-branded            53      16,019                   34                    26
Crowne Plaza(R)                   18       5,963                   13                    11
Sheraton(R)-branded               10       3,269                    7                     8
Doubletree(R)-branded             13       2,675                    6                     6
Other                             16       3,673                    8                     7


Top Markets
-----------
Atlanta                           10       3,061                    7%                    8%
Dallas                            17       5,273                   11                     7
San Francisco Bay Area             9       3,255                    7                     5
New Orleans                        2         746                    2                     4
Orlando                            6       2,220                    5                     4
Philadelphia                       3       1,174                    3                     4
Houston                            5       1,696                    4                     3
Phoenix                            4       1,027                    2                     3
Minneapolis                        4         955                    2                     3
Chicago                            4       1,239                    3                     3


Top Four States
---------------
California                        19       6,026                   13%                   19%
Texas                             36      10,366                   22                    16
Florida                           16       5,346                   12                    12
Georgia                           12       3,415                    7                     9


Location
--------
Suburban                          79      19,615                   42%                   43%
Urban                             31      10,483                   23                    27
Airport                           33       9,711                   21                    21
Highway                           14       2,954                    6                     3
Resort                            12       3,678                    8                     6


Segment
-------
Upscale all-suite                 77      18,357                   39%                   52%
Full service                      55      17,088                   37                    29
Upscale                           28       9,667                   21                    18
Limited service                    9       1,329                    3                     2

Potential Sale Candidates         33       6,468                   14%                    7%

Hotel Operating Statistics

         The following tables set forth historical occupancy, ADR and RevPAR at March 31, 2003 and 2002, and the percentage changes therein between the periods presented, for our 169 consolidated hotels:

                          OPERATING STATISTICS BY BRAND
                      (FOR THE THREE MONTHS ENDED MARCH 31)

                                             OCCUPANCY (%)
                               ----------------------------------------
                                  2003           2002        % VARIANCE
                               ----------     ----------     ----------
Embassy Suites hotels                66.7           66.5            0.3
Holiday Inn-branded hotels           58.2           59.3           (1.8)
Crowne Plaza hotels                  55.4           56.8           (2.4)
Doubletree-branded hotels            64.8           60.4            7.3
Sheraton-branded hotels              58.9           56.4            4.4
Other hotels                         45.5           54.2          (16.1)
     Total hotels                    60.0           60.7           (1.2)

                                                ADR ($)
                               ----------------------------------------
                                  2003           2002        % VARIANCE
                               ----------     ----------     ----------
Embassy Suites hotels              119.18         124.89           (4.6)
Holiday Inn-branded hotels          77.25          80.37           (3.9)
Crowne Plaza hotels                 89.36          94.04           (5.0)
Doubletree-branded hotels          100.72         105.23           (4.3)
Sheraton-branded hotels             98.40         104.89           (6.2)
Other hotels                        84.08          86.45           (2.7)
     Total hotels                   96.92         101.05           (4.1)

                                              REVPAR ($)
                               ----------------------------------------
                                  2003           2002        % VARIANCE
                               ----------     ----------     ----------
Embassy Suites hotels               79.49          83.06           (4.3)
Holiday Inn-branded hotels          44.95          47.62           (5.6)
Crowne Plaza hotels                 49.52          53.40           (7.3)
Doubletree-branded hotels           65.27          63.54            2.7
Sheraton-branded hotels             57.98          59.20           (2.1)
Other hotels                        38.27          46.90          (18.4)
     Total hotels                   58.13          61.36           (5.3)

                   OPERATING STATISTICS FOR OUR TOP 10 MARKETS
                      (FOR THE THREE MONTHS ENDED MARCH 31)

                                         OCCUPANCY (%)
                           ----------------------------------------
                              2003           2002        % VARIANCE
                           ----------     ----------     ----------
Atlanta                          67.1           70.1           (4.3)
Dallas                           45.7           51.7          (11.6)
San Francisco Bay Area           59.8           58.2            2.7
New Orleans                      62.2           73.5          (15.4)
Orlando                          65.7           69.5           (5.5)
Philadelphia                     52.6           53.8           (2.3)
Houston                          62.6           69.7          (10.2)
Phoenix                          80.5           71.9           11.8
Minneapolis                      59.6           59.2            0.7
Chicago                          58.3           53.2            9.7

                                            ADR ($)
                           ----------------------------------------
                              2003           2002        % VARIANCE
                           ----------     ----------     ----------
Atlanta                         88.96          95.28           (6.6)
Dallas                          86.95          93.12           (6.6)
San Francisco Bay Area         107.06         119.22           (9.1)
New Orleans                    156.18         165.08           (5.4)
Orlando                         83.48          89.60           (6.8)
Philadelphia                    99.47         110.53          (10.0)
Houston                         74.21          76.23           (2.7)
Phoenix                        128.61         138.17           (6.9)
Minneapolis                    119.86         121.72           (1.5)
Chicago                        101.30         112.38           (9.9)

                                          REVPAR ($)
                           ----------------------------------------
                              2003           2002        % VARIANCE
                           ----------     ----------     ----------
Atlanta                         59.66          66.75          (10.6)
Dallas                          39.71          48.14          (17.5)
San Francisco Bay Area          64.85          69.44           (6.6)
New Orleans                     97.12         121.31          (19.9)
Orlando                         54.87          62.30          (11.9)
Philadelphia                    52.34          59.51          (12.0)
Houston                         46.44          53.16          (12.6)
Phoenix                        103.49          99.40            4.1
Minneapolis                     71.42          72.00           (0.8)
Chicago                         59.07          59.76           (1.1)

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the three months ended March 31, 2003, net cash flow used in operating activities, consisting primarily of hotel operations, was $12 million. We currently expect that our cash flow provided by operating activities for 2003 will be approximately $58 million to $68 million using current RevPAR forecasts. We expect our 2003 capital expenditures to be approximately $60 to $70 million and we have no remaining debt maturities during 2003, other than $11 million in normal recurring principal payments. Cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances, which were $156 million at March 31, 2003, proceeds from the sale of hotels or additional borrowings. We expect FelCor's Board of Directors to defer future common distributions until our hotels experience a 2% to 4% increase in RevPAR over 2002, and to determine the amount of preferred distributions, if any, for each quarterly period, based upon the operating results of that quarter, economic conditions, other operating trends and minimum REIT distribution requirements. We do not currently anticipate paying any distributions on our common units during 2003.

         Recent events, including the threat of additional terrorist attacks, the war in Iraq and the bankruptcy of several major corporations, have had an adverse impact on the capital markets. These events, new terrorist attacks or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the anticipated recovery of the overall economy, and of the lodging industry, continue to be delayed significantly, that too could adversely affect our operating cash flow and the availability and cost of capital for our business. As a consequence of the economic slowdown in our business, and the travel and lodging industries generally, Standard & Poor's lowered its ratings on our $1.2 billion in senior unsecured debt one level, from BB- to B+, in February 2003, and subsequently placed us on negative credit watch. Although Moody's affirmed its current rating on our senior debt in February 2003 (Ba3), we remain on negative outlook. Should Moody's downgrade our current rating, the interest rate on $900 million of our $1.2 billion in senior unsecured debt would increase by 50 basis points, which would increase our interest expense by $4.5 million on an annual basis.

         We are also subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, utilities, insurance, and other operating expenses that can fluctuate disproportionately to revenues. Theses operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations. The economic slowdown and the sharp drop in Occupancy and ADR that began in 2001, have resulted both in declines in RevPAR and an erosion in operating margins. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations, earnings and cash flow.

         On April 24, 2003, we completed a $150 million non-recourse loan, at a floating interest rate of LIBOR plus 250 basis points secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit. We also reduced our line of credit from $300 million to $150 million in total commitments, for excess capacity and to save unused fees. We have no remaining debt maturing during 2003, other than $11 million in normal recurring principal payments. Our next significant debt maturity is our $175 million of senior notes maturing in October 2004. We expect to satisfy this obligation primarily from our excess cash and additional secured debt capacity. However, we also anticipate that we will have positive cash flow from operations and net sales proceeds from the sale of non-strategic hotels that may be available as secondary sources of funds for repayment of this debt.

         In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on units and preferred units, FelCor share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business;

limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At March 31, 2003, we were in compliance with all of these covenants.

         Unless our business and cash flow stabilizes, we may not be able to satisfy the current financial covenant requirements. In such an event, we may need to obtain further amendments from our lenders under the line of credit to continue being able to borrow under it. We are not certain whether, to what extent, or upon what terms the lenders may be willing to further relax the covenants. Further amendments to our line of credit may result in additional restrictions on us that, together with any limitation on our ability to borrow under the line, may adversely affect our ability to run our business and manage our financial affairs.

         The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances. However, at March 31, 2003, we had $156 million in cash and our next significant debt maturity is our $175 million of senior notes maturing in October 2004. We expect to satisfy this obligation primarily from our excess cash and additional secured debt capacity. We also anticipate that we will have positive cash flow from operations and net sales proceeds from the sale of non-strategic hotels that may be available as secondary sources of funds for repayment of this debt.

         Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than those in our line of credit. Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations. After the $150 million of secured debt obtained in April 2003, we still have unencumbered investments in hotels with a net book value totaling $2.1 billion.

         Our publicly traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distributions required to meet FelCor's REIT qualification test; repurchase units; or merge. As of the date of this filing, we have satisfied all such incurrence tests. We currently expect that we will have the flexibility to meet these tests unless RevPAR declines continue or become more severe. We anticipate meeting our debt service obligations through a combination of cash on hand, cash flow from operations, additional secured debt and the sale of non-strategic hotel assets.

         We are currently negotiating with a lender to restructure two non-recourse cross collateralized loans related to two of our Dallas, Texas, hotels, one of which is currently closed.

SELECTED RATIOS

                                                                       MARCH 31,
                                                                   -----------------
                                                                    2003       2002
                                                                   ------     ------
Consolidated debt (net of cash) to trailing twelve month EBITDA       6.5x       5.9x
Total debt (net of cash) to trailing twelve month EBITDA              7.0x       6.4x
Total debt (net of cash) to investment in hotels, at cost(a)         42.7%      41.8%
EBITDA to consolidated interest paid(b)                               1.8x       1.9x
EBITDA to total interest expense(c)                                   1.7x       1.7x
Fixed charge coverage ratio(d)                                        1.4x       1.5x

         (a) Investment in hotels at cost is defined as consolidated investment in hotels, before accumulated depreciation, plus our pro rata share of unconsolidated investment in hotels, before accumulated depreciation.

         (b) EBITDA to consolidated interest paid represents trailing twelve month consolidated EBITDA divided by trailing twelve month interest expense before capitalized interest and amortization of debt costs.

         (c) EBITDA to total interest expense represents trailing twelve month consolidated EBITDA divided by trailing twelve month interest expense, including the Company's pro rata share of unconsolidated interest expense.

         (d) Fixed charges include preferred dividends, consolidated interest expense and interest expense from unconsolidated entities.

         At March 31, 2003, we had:

              o   $155.7 million of cash and cash equivalents

              o   Fixed interest rate debt equal to 80% of our total debt

              o Weighted average maturity of fixed interest rate debt of approximately 5.7 years, and

              o   Secured debt to total assets of 17.4%

         Due to the uncertainties following the war in Iraq, heightened terrorism alerts, SARS and the impact of these events on the nation's economy, it is difficult to develop a meaningful earnings forecast.

         For the second quarter of 2003, we currently anticipate our portfolio RevPAR to be 7% to 8% below the comparable period of the prior year and operating margins to decrease 3% to 4%. Net loss for the second quarter of 2003, is expected to be within the range of $13 million to $19 million. FFO for the second quarter is expected to be within the range of $20 million to $27 million, and EBITDA is expected to be within the range of $70 million to $77 million for the same period.

         We estimate our full year 2003 hotel portfolio RevPAR to be 3% to 4% below 2002 and operating margins to decrease 2.25% to 2.75%. Net loss for the full year 2003, is expected to be within the range of $98 million to $108 million. Our FFO for the full year 2003 is currently anticipated to be within the range of $50 million to $60 million, and EBITDA is expected to be within the range of $250 million to $260 million for the same period.

         In the event that RevPAR declines, compared to the prior year, are greater than anticipated in the preparation of this forecast, or operating margins are lower than anticipated, we may not meet our forecast for the remainder of the year. RevPAR results for April 2003 were approximately 11% below the same period in 2002 and the first 12 days of May were approximately 6.5% below the same period in 2002. We attribute the April RevPAR decline to reduced travel during the war in Iraq, the lack of comparability due to the occurrence of Easter in April 2003, as compared to March in 2002, and the continued economic softness.

         Non-GAAP estimates of FFO and EBITDA are derived from our estimate of net loss applicable to unitholders. Estimated FFO was computed by taking estimated net loss applicable to unitholders, adding forecasted depreciation expense ($40 million for the second quarter and $157 million for the year). To derive estimated EBITDA, we started with estimated FFO and added back interest expense ($43 million for the second quarter and $173 million for the year), amortization ($0.5 million for the second quarter and $2 million for the year) and preferred stock distributions ($7 million for the second quarter and $27 million for the year).

         The following details our debt outstanding at March 31, 2003, and December 31, 2002 (in thousands):

                                                       INTEREST
                                     COLLATERAL(a)     RATE AT
                                      AT MARCH 31,     MARCH 31,                         MARCH 31,    DECEMBER 31,
                                          2003           2003         MATURITY DATE        2003           2002
                                     --------------   ----------      --------------   ------------   ------------
FLOATING RATE DEBT:
Line of credit                       None                   4.55%     October 2004     $    149,497
Publicly-traded term notes-swapped   None                   4.50(b)   October 2004          174,792   $    174,760
Publicly-traded term notes-swapped   None                   5.37(b)   October 2007           75,000         25,000
Promissory note                      None                   3.34      June 2016                 650            650
                                                      ----------                       ------------   ------------
Total floating rate debt(c)                                 4.69%                           399,939        200,410
                                                      ----------                       ------------   ------------

FIXED RATE DEBT:
Publicly-traded term notes           None                   7.63      October 2007           49,543         99,518
Publicly-traded term notes           None                   9.50      September 2008        596,363        596,195
Publicly-traded term notes           None                   8.50      June 2011             297,969        297,907
Mortgage debt                        15 hotels              7.24      November 2007         133,970        134,738
Mortgage debt                        7 hotels               7.54      April 2009             93,840         94,288
Mortgage debt                        6 hotels               7.55      June 2009              70,604         70,937
Mortgage debt                        7 hotels               8.73      May 2010              139,803        140,315
Mortgage debt                        8 hotels               8.70      May 2010              179,890        180,534
Mortgage debt                        5 hotels               7.20      2005 - 2008            48,338         54,993
Other                                1 hotel                9.08      2011                    7,035          7,299
                                                      ----------                       ------------   ------------
Total fixed rate debt(c)                                    8.65                          1,617,355      1,676,724
                                                      ----------                       ------------   ------------
Total debt(c)                                               7.86%                      $  2,017,294   $  1,877,134
                                                      ==========                       ============   ============

         (a) At March 31, 2003, we had unencumbered investments in hotels with a net book value totaling $2.3 billion.

         (b) At March 31, 2003, our $175 million publicly-traded notes due October 2004 and $75 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $1.6 million for the three months ended March 31, 2003.

         (c) Calculated based on the weighted average outstanding debt as of March 31, 2003.

         At March 31, 2003, we had $175 million of publicly traded term notes due October 2004, and $75 million of publicly traded term notes due October 2007, that were matched with interest rate swap agreements which effectively convert the fixed interest rate on these notes to a variable interest rate. These interest rate swap agreements have maturity dates coinciding with the maturity dates of these publicly traded term notes. We entered into seven separate interest rate swap agreements with five different financial institutions. Under these agreements, we receive a fixed rate of 7.375% for the agreements maturing in October 2004, and 7.625% for the agreement maturing in October 2007. We pay the six-month LIBOR rate plus a spread ranging from 2.57% to 4.38%. The weighted average spread over LIBOR at March 31, 2003, was 3.46%.

         We spent approximately $24 million on capital expenditures at our hotels during the three months ended March 31, 2003. Our unconsolidated entities spent approximately $2.5 million on capital expenditures at hotels, and approximately $6.9 million on a residential condominium development project, during the three months ended March 31, 2003. Notwithstanding the current significant economic downturn, we believe that our hotels will continue to benefit from our extensive capital expenditure programs in previous years. We currently anticipate our 2003 capital expenditures to be between $60 and $70 million.

Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2003, approximately 80% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at March 31, 2003, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2003. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at March 31, 2003, at then current market interest rates.

                          EXPECTED DEBT MATURITY DATES
                             (DOLLARS IN THOUSANDS)

                               2003       2004         2005      2006       2007       THEREAFTER      TOTAL        FAIR VALUE
Fixed rate:
   Debt                       $10,078  $  189,083     $41,103   $13,978   $257,990     $1,359,008   $ 1,871,240     $1,751,278
   Interest rate swaps (a)               (175,000)                         (75,000)                    (250,000)
      Average interest rate      7.87%       7.91%       7.49%     8.05%      7.41%          8.87%         8.65%
Floating rate:
   Debt                                   149,497                                             650       150,147        150,147
   Interest rate swaps (a)                175,000                           75,000                      250,000         10,058
      Average interest rate                  4.53%                            5.37%         10.20%         4.70%
Total debt                    $10,078  $  338,580     $41,103   $13,978   $257,990     $1,359,658   $ 2,021,387
     Average interest rate       7.87%       4.67%       7.49%     8.05%      6.82%          8.87%         7.86%
Net discount                                                                                             (4,093)
Total debt                                                                                          $ 2,017,294

     (a) At March 31, 2003, the Company's $175 million and $75 million in publicly-traded notes due October 2004 and October 2007, respectively, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements have the same maturity as the notes.

       Swap agreements, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A to AA-.

INFLATION

       Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, require us to reduce room rates in the near term and may limit our ability to raise room rates in the future.

SEASONALITY

       The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. Historically, to the extent that cash flow from operations has been insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we have utilized cash on hand or borrowings under our line of credit to meet our cash requirements.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks, uncertainties and assumptions that may affect our actual results, some of which are discussed more fully in our previous filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (collectively, "Cautionary Disclosures") include: general economic conditions, including the timing and magnitude of any recovery from the current soft economy; future acts of terrorism; the availability of capital; the continuing effects of the war in Iraq; the effects of SARS on the travel industry; and numerous other factors that may affect results, performance and achievements. The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Disclosures. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to FelCor LP is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

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

     (b) Changes in internal controls.

         Not applicable.

                          PART II. -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         For information relating to certain other transactions by the Company through March 31, 2003, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT

10.27 - Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Hotels, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $115 million loan from lender to borrower (the "Mortgage Loan") (filed as Exhibit 10.28 to FelCor Lodging Trust Incorporated's ("FelCor") quarterly report on Form 10-Q for the quarter ended March 31, 2003 (FelCor's March 2003 Form 10-Q), and incorporated herein by reference).

10.27.1 -         Form of Mortgage, Deed of Trust and Security Agreement, each dated April 24, 2003, from FelCor/JPM Hotels, L.L.C., as borrower, and DJONT/JPM Leasing, L.L.C., as lessee, (and, in the case of the Mortgages with respect to the properties located in the State of Florida, FelCor Lodging Limited
                  Partnership) in favor of JPMorgan Chase Bank, as lender, each covering a separate hotel and securing the Mortgage Loan
                  (filed as Exhibit 10.28.1 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.27.2 -         Promissory Note, dated April 24, 2003, made by FelCor/JPM
                  Hotels, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $115 million (filed as Exhibit 10.28.2 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.28 - Mezzanine Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Holdings, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $10 million senior mezzanine loan from lender to borrower (the "Senior Mezzanine Loan") (filed as Exhibit 10.29 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.28.1 -         Pledge and Security Agreement, dated April 24, 2003, from
                  FelCor/JPM Holdings, L.L.C., as pledgor, in favor of JPMorgan
                  Chase Bank, as lender, securing the Senior Mezzanine Loan
                  (filed as Exhibit 10.29.1 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.28.2 -         Promissory Note, dated April 24, 2003, made by FelCor/JPM
                  Holdings, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $10 million (filed as Exhibit 10.29.2 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.29 - Junior Mezzanine Loan Agreement, dated April 24, 2003, by and between DJONT/JPM Tenant Co., L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $25 million junior mezzanine loan from lender to borrower (the "Junior Mezzanine Loan") (filed as Exhibit 10.30 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.29.1 -         Pledge and Security Agreement, dated April 24, 2003, from
                  DJONT/JPM Tenant Co., L.L.C., as pledgor, in favor of JPMorgan
                  Chase Bank, as lender, securing the Junior Mezzanine Loan
                  (filed as Exhibit 10.30.1 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.29.2 -         Promissory Note, dated April 24, 2003, made by DJONT/JPM
                  Tenant Co., L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $25 million (filed as Exhibit 10.30.2 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.29.3 -         Security Agreement, dated April 24, 2003, from DJONT/JPM
                  Tenant Co., L.L.C. in favor of JPMorgan Chase Bank, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.3 to
                  FelCor's March 2003 Form 10-Q and incorporated herein by reference).

99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

         (b)      Reports on Form 8-K:

                  None were issued during the three months ended March 31, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

                                       FELCOR LODGING LIMITED PARTNERSHIP
                                       A Delaware Limited Partnership

                                       By      FelCor Lodging Trust Incorporated
                                               Its General Partner



                                       By:        /s/ Richard J. O'Brien
                                           -------------------------------------
                                                    Richard J. O'Brien
                                               Executive Vice President and
                                                  Chief Financial Officer



                                       By:         /s/ Lester C. Johnson
                                           -------------------------------------
                                                     Lester C. Johnson
                                                 Senior Vice President and
                                                Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
-------                              ----------------------
10.27 -           Loan Agreement, dated April 24, 2003, by and between
                  FelCor/JPM Hotels, L.L.C., as borrower, and JPMorgan Chase
                  Bank, as lender, relating to a $115 million loan from lender to borrower (the "Mortgage Loan") (filed as Exhibit 10.28 to
                  FelCor Lodging Trust Incorporated's ("FelCor") quarterly
                  report on Form 10-Q for the quarter ended March 31, 2003
                  (FelCor's March 2003 Form 10-Q), and incorporated herein by reference).

10.27.1 -         Form of Mortgage, Deed of Trust and Security Agreement, each dated April 24, 2003, from FelCor/JPM Hotels, L.L.C., as
                  borrower, and DJONT/JPM Leasing, L.L.C., as lessee, (and, in the case of the Mortgages with respect to the properties
                  located in the State of Florida, FelCor Lodging Limited
                  Partnership) in favor of JPMorgan Chase Bank, as lender, each covering a separate hotel and securing the Mortgage Loan
                  (filed as Exhibit 10.28.1 to FelCor's March 2003 Form 10-Q and
                  incorporated herein by reference).

10.27.2 -         Promissory Note, dated April 24, 2003, made by FelCor/JPM
                  Hotels, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $115 million (filed as
                  Exhibit 10.28.2 to FelCor's March 2003 Form 10-Q and
                  incorporated herein by reference).

10.28 -           Mezzanine Loan Agreement, dated April 24, 2003, by and between
                  FelCor/JPM Holdings, L.L.C., as borrower, and JPMorgan Chase
                  Bank, as lender, relating to a $10 million senior mezzanine loan from lender to borrower (the "Senior Mezzanine Loan")
                  (filed as Exhibit 10.29 to FelCor's March 2003 Form 10-Q and incorporated herein by reference).

10.28.1 -         Pledge and Security Agreement, dated April 24, 2003, from
                  FelCor/JPM Holdings, L.L.C., as pledgor, in favor of JPMorgan
                  Chase Bank, as lender, securing the Senior Mezzanine Loan
                  (filed as Exhibit 10.29.1 to FelCor's March 2003 Form 10-Q and
                  incorporated herein by reference).

10.28.2 -         Promissory Note, dated April 24, 2003, made by FelCor/JPM
                  Holdings, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $10 million (filed as
                  Exhibit 10.29.2 to FelCor's March 2003 Form 10-Q and
                  incorporated herein by reference).

10.29 - Junior Mezzanine Loan Agreement, dated April 24, 2003, by and between DJONT/JPM Tenant Co., L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $25 million junior mezzanine loan from lender to borrower (the "Junior
                  Mezzanine Loan") (filed as Exhibit 10.30 to FelCor's March
                  2003 Form 10-Q and incorporated herein by reference).

10.29.1 -         Pledge and Security Agreement, dated April 24, 2003, from
                  DJONT/JPM Tenant Co., L.L.C., as pledgor, in favor of JPMorgan
                  Chase Bank, as lender, securing the Junior Mezzanine Loan
                  (filed as Exhibit 10.30.1 to FelCor's March 2003 Form 10-Q and
                  incorporated herein by reference).

10.29.2 -         Promissory Note, dated April 24, 2003, made by DJONT/JPM
                  Tenant Co., L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $25 million (filed as
                  Exhibit 10.30.2 to FelCor's March 2003 Form 10-Q and
                  incorporated herein by reference).

10.29.3 -         Security Agreement, dated April 24, 2003, from DJONT/JPM
                  Tenant Co., L.L.C. in favor of JPMorgan Chase Bank, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.3 to
                  FelCor's March 2003 Form 10-Q and incorporated herein by
                  reference).

99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.