Form 10-Q
period 2003-06-30
FELCOR LODGING L P
filed 2003-08-14
CIK 1048789

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                    ---    ---

--------------------------------------------------------------------------------

                       FELCOR LODGING LIMITED PARTNERSHIP

                                      INDEX


                                                                                       Page
                                                                                       ----
                          PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................................     3
            Consolidated Balance Sheets - June 30, 2003 (unaudited)
                 and December 31, 2002..............................................     3
            Consolidated Statements of Operations - For the Three and Six Months
                 Ended June 30, 2003 and 2002 (unaudited)...........................     4
            Consolidated Statements of Comprehensive Income (Loss) - For the Three
                 and Six Months Ended June 30, 2003 and 2002 (unaudited) ...........     5
            Consolidated Statements of Cash Flows - For the Six Months
                 Ended June 30, 2003 and 2002 (unaudited)...........................     6
            Notes to Consolidated Financial Statements..............................     7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations General...................................................    25
            Financial Comparison....................................................    25
            Results of Operations...................................................    26
            Liquidity and Capital Resources.........................................    34
            Inflation...............................................................    38
            Seasonality.............................................................    38
            Disclosure Regarding Forward Looking Statements.........................    39
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................    39
Item 4.  Controls and Procedures......................................................  39

                           PART II. - OTHER INFORMATION

Item 5.  Other Information..........................................................    40
Item 6.  Exhibits and Reports on Form 8-K...........................................    40

SIGNATURE...........................................................................    42

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FELCOR LODGING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2003           2002
                                                                              ------------   ------------
                                                                              (UNAUDITED)
                                                  ASSETS

Investment in hotels, net of accumulated depreciation of $870,363
   at June 30, 2003 and $782,166 at December 31, 2002 .....................   $  3,506,431   $  3,473,452
Investment in unconsolidated entities .....................................        120,753        141,943
Cash and cash equivalents .................................................        182,669         66,542
Accounts receivable, net of allowance for doubtful accounts of $1,236
   in 2003 and $1,413 in 2002 .............................................         52,921         48,548
Deferred expenses, net of accumulated amortization of $13,517
   at June 30, 2003 and $13,357 at December 31, 2002 ......................         23,932         24,185
Other assets ..............................................................         32,717         25,693
                                                                              ------------   ------------

         Total assets .....................................................   $  3,919,423   $  3,780,363
                                                                              ============   ============

                                     LIABILITIES AND PARTNER' CAPITAL

Debt, net of discount of $4,284 at June 30, 2003 and
   $3,231 at December 31, 2002 ............................................   $  2,058,467   $  1,877,134
Distributions payable .....................................................          5,483         14,792
Accrued expenses and other liabilities ....................................        156,678        150,385
Minority interest in other partnerships ...................................         55,021         48,596
                                                                              ------------   ------------

         Total liabilities ................................................      2,275,649      2,090,907
                                                                              ------------   ------------

Commitments and contingencies

Redeemable units at redemption value, 3,238 and 3,290 units issued and
   outstanding at June 30, 2003 and December 31, 2002, respectively .......         25,416         37,634
                                                                              ------------   ------------
Preferred units, $.01 par value, 20,000 units authorized:
   Series A Cumulative Convertible Preferred Units, 5,980 units issued
      and outstanding at June 30, 2003 and December 31, 2002 ..............        149,512        149,512
   Series B Cumulative Redeemable Preferred Units, 68 units issued
      and outstanding at June 30, 2003 and December 31, 2002 ..............        169,395        169,395
Common units, 64,613 and 64,470 units issued, and outstanding, at
   June 30, 2003 and December 31, 2002, respectively ......................      1,288,515      1,333,014
Accumulated other comprehensive income ....................................         10,936            (99)
                                                                              ------------   ------------
         Total partners' capital ..........................................      1,618,358      1,651,822
                                                                              ------------   ------------

         Total liabilities, redeemable units and partners' capital ........   $  3,919,423   $  3,780,363
                                                                              ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
               (UNAUDITED, IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                    ----------------------------    ----------------------------
                                                                        2003            2002            2003            2002
                                                                    ------------    ------------    ------------    ------------
Revenues:
   Hotel operating revenue ......................................   $    327,251    $    349,563    $    632,811    $    672,256
   Retail space rental and other revenue ........................            236             428             637           1,098
                                                                    ------------    ------------    ------------    ------------
Total revenues ..................................................        327,487         349,991         633,448         673,354
                                                                    ------------    ------------    ------------    ------------

Expenses:
   Hotel departmental expenses ..................................        115,544         117,557         224,871         227,508
   Other property operating costs ...............................         91,801          89,960         182,979         178,501
   Management and franchise fees ................................         16,646          18,017          32,893          33,605
   Taxes, insurance and lease expense ...........................         33,554          33,697          65,979          68,172
   Corporate expenses ...........................................          3,737           3,970           7,160           7,716
   Depreciation .................................................         36,658          38,204          72,656          76,822
                                                                    ------------    ------------    ------------    ------------
Total operating expenses ........................................        297,940         301,405         586,538         592,324
                                                                    ------------    ------------    ------------    ------------

Operating income ................................................         29,547          48,586          46,910          81,030

Interest expense, net ...........................................        (41,251)        (41,555)        (81,504)        (82,751)
Charge-off of deferred financing costs ..........................         (2,834)             --          (2,834)             --
Gain on early extinguishment of debt ............................            307              --           1,260              --
Impairment loss .................................................         (7,824)             --          (7,824)             --
                                                                    ------------    ------------    ------------    ------------

Income (loss) before equity in income of unconsolidated
     entities, minority interest and gain on sales of assets ....        (22,055)          7,031         (43,992)         (1,721)
   Equity in income from unconsolidated entities ................            726           1,365             578           2,586
   Gain on sale of assets .......................................            153           6,061             153           6,061
   Minority interest ............................................            292            (755)           (138)         (1,541)
                                                                    ------------    ------------    ------------    ------------
Income (loss) from continuing operations ........................        (20,884)         13,702         (43,399)          5,385
   Discontinued operations ......................................           (812)            372            (945)            456
                                                                    ------------    ------------    ------------    ------------
Net (income) loss ...............................................        (21,696)         14,074         (44,344)          5,841
   Preferred distributions ......................................         (6,728)         (6,688)        (13,454)        (12,838)
                                                                    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders .....................   $    (28,424)   $      7,386    $    (57,798)   $     (6,997)
                                                                    ============    ============    ============    ============

Earnings (loss) per unit data:
   Basic:
     Net income (loss) from continuing operations ...............   $      (0.45)   $       0.11    $      (0.92)   $      (0.12)
                                                                    ============    ============    ============    ============
     Net income (loss) ..........................................   $      (0.46)   $       0.12    $      (0.93)   $      (0.11)
                                                                    ============    ============    ============    ============
     Weighted average units outstanding .........................         61,845          61,732          61,833          61,726
   Diluted:
     Net income (loss) from continuing operations ...............   $      (0.45)   $       0.11    $      (0.92)   $      (0.12)
                                                                    ============    ============    ============    ============
     Net income (loss) ..........................................   $      (0.46)   $       0.12    $      (0.93)   $      (0.11)
                                                                    ============    ============    ============    ============
     Weighted average units outstanding .........................         61,845          62,097          61,833          61,726

Cash dividends declared on partnership units ....................   $         --    $       0.15    $         --    $       0.30
                                                                    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                             ----------------------------   ----------------------------
                                                 2003            2002           2003            2002
                                             ------------    ------------   ------------    ------------
Net income (loss) ........................   $    (21,696)   $     14,074   $    (44,344)   $      5,841
Foreign currency translation adjustment ..          6,216           2,259         11,035           2,840
                                             ------------    ------------   ------------    ------------
     Comprehensive income (loss) .........   $    (15,480)   $     16,333   $    (33,309)   $      8,681
                                             ============    ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ------------------------
                                                                                              2003           2002
                                                                                            --------      ----------
Cash flows from operating activities:
    Net income (loss).................................................................     $ (44,344)     $    5,841
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation............................................................        73,191          76,822
              Loss (gain) on sale of assets...........................................           330          (6,061)
              Amortization of deferred financing fees.................................         2,375           2,658
              Accretion of debt, net of discount......................................           207             205
              Amortization of unearned compensation...................................         1,080           1,035
              Equity in income from unconsolidated entities...........................          (578)         (2,586)
              Impairment loss.........................................................         7,824               -
              Charge-off of deferred finance costs net of gain on debt extinguishment.         1,574               -
              Minority interest.......................................................           138           1,541
        Changes in assets and liabilities:
              Accounts receivable.....................................................        (4,058)         (7,753)
              Deferred expenses.......................................................        (3,654)         (1,014)
              Other assets............................................................        (4,316)         (8,366)
              Accrued expenses and other liabilities..................................         2,556           7,402
                                                                                           ---------      ----------
                        Net cash flow provided by operating activities................        32,325          69,724
                                                                                           ---------      ----------

Cash flows (used in) provided by investing activities:
    Improvements and additions to hotels..............................................       (42,279)        (17,924)
    Proceeds from sale of assets......................................................        12,292          23,237
    Cash from purchase of percentage interest in Interstate Joint Venture.............         2,705               -
    Cash distributions from unconsolidated entities...................................         2,913           5,225
                                                                                           ---------      ----------
                        Net cash flow provided by (used in) investing activities......       (24,369)         10,538
                                                                                           ----------     ----------

Cash flows (used in) provided by financing activities:
    Proceeds from borrowings..........................................................       321,119               -
    Repayment of borrowings...........................................................      (190,367)        (56,718)
    Net proceeds from sale of preferred stock.........................................             -          23,981
    Purchase of treasury stock........................................................             -            (113)
    Distributions paid to other partnership minority interests........................             -            (448)
    Distributions paid to preferred unitholders.......................................       (13,455)        (12,454)
    Distributions paid to common unitholders..........................................        (9,307)        (12,457)
                                                                                           ----------     ----------
                        Net cash flow provided by (used in) financing activities......       107,990         (58,209)
                                                                                           ---------      ----------

Effect of exchange rate changes on cash...............................................           181             909
Net change in cash and cash equivalents...............................................       116,127          22,962
Cash and cash equivalents at beginning of periods.....................................        66,542         128,742
                                                                                           ---------       ---------
Cash and cash equivalents at end of periods...........................................     $ 182,669      $  151,704
                                                                                           =========      ==========

Supplemental cash flow information --
    Interest paid.....................................................................     $  80,937      $   79,742
                                                                                           =========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was established with six hotels. We are now the nation's second largest owner of full service, all-suite hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, is the second largest lodging real estate investment trust, or REIT. At June 30, 2003, FelCor owned a greater that 95% equity interest in our operations. Our hotel portfolio at June 30, 2003, included 77 upscale, all-suite hotels, 85 hotels in the upscale or full service segments and the largest number of Embassy Suites Hotels(R) and independently-owned Doubletree Guest Suites(R) hotels in North America.

         At June 30, 2003, we had ownership interests in 181 hotels. We owned a 100% real estate interest in 143 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 21 hotels. As a result of our ownership interests in the operating lessees of 175 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining six hotels are unconsolidated.

         At June 30, 2003, we had an aggregate of 62,154,164 shares of FelCor common stock and units of FelCor LP limited partnership interest outstanding.

         The following table reflects the distribution, by brand, of the 175 hotels included in our consolidated hotel operations at June 30, 2003:

      BRAND
      Hilton Hotels Corporation, or Hilton, brands:
           Embassy Suites Hotels...........................................  59
           Doubletree(R) and Doubletree Guest Suites.......................  13
           Hampton Inn(R)..................................................   4
           Hilton and Hilton Suites(R).....................................   2
           Homewood Suites(R)..............................................   1
      InterContinental Hotels Group brands:
           Holiday Inn(R)..................................................  40
           Crowne Plaza(R) and Crowne Plaza Suites(R)......................  18
           Holiday Inn Select(R)...........................................  10
           Holiday Inn Express(R)..........................................   3
           Staybridge Suites(R)............................................   1
      Starwood Hotels & Resorts Worldwide Inc., or Starwood, brands:
           Sheraton(R) and Sheraton Suites(R)..............................  10
           Westin(R).......................................................   1
      Marriott International, Inc., or Marriott brands:
           Fairfield Inn(R) by Marriott(R).................................   5
           Courtyard(R) by Marriott........................................   2
      Other brands.........................................................   6
                                                                            ---
      Total hotels......................................................... 175
                                                                            ===

         The hotels shown in the above table are located in the United States (35 states) and Canada (six hotels), with concentrations in Texas (41 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 51% of our hotel room revenues were generated from hotels in these four states during the quarter.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION -- (CONTINUED)

         At June 30, 2003, of the 175 hotels, (i) subsidiaries of
InterContinental Hotels Group, or IHG, managed 80, (ii) subsidiaries of Hilton managed 72, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels Corporation, or IHC, managed 10, and (v) two independent management companies managed one each.

         Certain reclassifications have been made to prior period financial information to conform to the current period's presentation with no effect to previously reported net income (loss) or partners' capital.

         The financial information for the three and six months ended June 30, 2003, and 2002, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2003, and 2002, include adjustments made to management's estimates (consisting of an impairment charge and normal recurring accruals) which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002, included in our Annual Report on Form 10-K for the year ended December 31, 2002 ("Form 10-K"). Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2. INVESTMENT IN UNCONSOLIDATED ENTITIES

         We owned 50% interests in joint venture entities that owned 21 hotels at June 30, 2003, and 24 hotels at June 30, 2002. We also owned a 50% interest in entities that: own an undeveloped parcel of land; provide condominium management services; develop condominiums in Myrtle Beach, South Carolina; and lease five hotels. We account for our investments in these unconsolidated entities under the equity method.

         Effective June 1, 2003, we made a $0.2 million capital contribution to our joint venture with IHC, which increased our ownership in that venture to more than 50 percent. As a result, we began consolidating the eight hotels owned by this venture. The consolidation of these eight hotels increased our net investment in hotels by $73 million, increased our debt by $51 million and reduced our investment in unconsolidated entities by $19 million.

         Summarized combined financial information for 100% of our unconsolidated entities is as follows (in thousands):

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2003          2002
                                                                ------------   ------------
Balance sheet information:
     Investment in hotels, net of accumulated depreciation ..   $    318,215   $    383,249
     Total assets ...........................................   $    328,846   $    408,979
     Debt ...................................................   $    245,945   $    278,978
     Total liabilities ......................................   $    246,133   $    279,887
     Equity .................................................   $     94,873   $    129,854

         Debt of our unconsolidated entities at June 30, 2003, consisted of $215.1 million of non-recourse mortgage debt. It also included $15.5 million of mortgage debt guaranteed by us and $15.3 million of mortgage debt guaranteed by Hilton, one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million, of which approximately $30.6 million was outstanding as of June 30, 2003. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT IN UNCONSOLIDATED ENTITIES - (CONTINUED)

receives a certificate of occupancy, which we expect to occur in late 2004. Our guarantee is a payment guarantee and will require us to pay in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005, and bears interest at LIBOR plus 200 basis points. As of June 30, 2003, we had not established any liability related to our guarantees of debt because it was not believed to be probable that we would be required to perform under the guarantees.

         Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

                          THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30,                 JUNE 30,
                       -----------------------   -----------------------
                          2003         2002         2003         2002
                       ----------   ----------   ----------   ----------
Total revenues .....   $   21,720   $   22,798   $   42,868   $   41,663
Net income .........   $    2,806   $    3,767   $    3,717   $    5,485

3. DEBT

         Debt consisted of the following (in thousands):

                                                                                          BALANCE OUTSTANDING
                                    COLLATERAL AT   INTEREST RATE                    ---------------------------
                                      JUNE 30,       AT JUNE 30,                       JUNE 30,     DECEMBER 31,
                                        2003            2003        MATURITY DATE        2003           2002
                                    -------------   -------------   -------------    -----------    ------------
FLOATING RATE:
Publicly-traded term notes-swapped   None             4.50(a)       October 2004     $   174,824    $   174,760
Publicly-traded term notes-swapped   None             5.37(a)       October 2007          75,000         25,000
Mortgage debt                        10 hotels        3.93          May 2006             149,729             --
Promissory note                      None             3.34          June 2016                650            650
                                                     -----                           -----------    -----------
Total floating rate debt(b)                           4.23%                              400,203        200,410
                                                     -----                           -----------    -----------

FIXED RATE:
Publicly-traded term notes           None             7.63          October 2007          49,567         99,518
Publicly-traded term notes           None            10.00          September 2008       596,530        596,195
Publicly-traded term notes           None             9.00          June 2011            298,032        297,907
Mortgage debt                        15 hotels        7.24          November 2007        133,243        134,738
Mortgage debt                        7 hotels         7.54          April 2009            93,382         94,288
Mortgage debt                        6 hotels         7.55          June 2009             70,265         70,937
Mortgage debt                        7 hotels         8.73          May 2010             139,280        140,315
Mortgage debt                        8 hotels         8.70          May 2010             179,321        180,534
Mortgage debt                        8 hotels         7.48          April 2011            50,696              -
Mortgage debt                        4 hotels         7.20          2005 - 2008           41,147         54,993
Other                                1 hotel          9.08          August 2011            6,801          7,299
                                                     -----                           -----------    -----------
Total fixed rate debt(a)                              8.89                             1,658,264      1,676,724
                                                     -----                           -----------    -----------
Total debt(b)                                         7.98%                          $ 2,058,467    $ 1,877,134
                                                     =====                           ===========    ===========

         (a) At June 30, 2003, our $175 million publicly-traded notes due October 2004 and $75 million of our publicly traded notes due October 2007, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a floating interest rate tied to LIBOR. The differences to be paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense. The interest rate swaps decreased interest expense by $1.7 million and $3.3 million for the three months and six months ended June 30, 2003, respectively.

         (b) Calculated based on the weighted average outstanding debt at June 30, 2003.

         All of our floating rate debt at June 30, 2003, was based upon LIBOR (1.1% as of June 30, 2003).

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DEBT -- (CONTINUED)

         We reported interest expense, net of interest income, of $0.6 million, and capitalized interest of $0.1 million, for both the three months ended June 30, 2003 and 2002. We reported interest expense, net of interest income, of $0.9 million and $1.2 million, and capitalized interest of $0.5 million and $0.3 million, for the six months ended June 30, 2003 and 2002, respectively.

         In June 2003, we entered into a non-recourse secured loan facility for up to $200 million, with a delayed draw feature. This facility has an initial term of 18 months, that can be extended for an additional six months at our option, and carries a floating interest rate of LIBOR plus 225 to 275 basis points, depending on the loan-to-value ratio of the facility. The outstanding balances on the loan facility are expected to be converted into 10-year fixed rate commercial mortgage backed securities loans. At the date of this filing, no draws had been made and capacity available under this facility was $120 million, secured by seven hotels. The amount available under this facility may be increased to a maximum of $200 million as additional properties are mortgaged to secure borrowings thereunder. With the inclusion of additional hotels, which are subject to final underwriting and customary closing conditions, we expect to have the capacity available of approximately $170 million to $180 million under this facility by the end of the third quarter.

         During this quarter, we also reduced the commitments under our unsecured line of credit from $300 million to $50 million. The line of credit has an accordion feature that allows us to increase the commitments to $200 million, subject to lender consent and the satisfaction of certain conditions. As the result of this reduction in our line commitments, we charged-off unamortized costs of $2.8 million during the second quarter. We had no borrowings outstanding under our line of credit at June 30, 2003.

         On April 24, 2003, we completed a $150 million non-recourse mortgage loan, at a floating interest rate of LIBOR plus 250 basis points, secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit.

         In May 2003, we made a prepayment of $7.1 million of secured debt and recorded a gain from debt extinguishment of $0.3 million. In February 2003, we made a prepayment of $5.2 million of secured debt and recorded a gain from debt extinguishment of $1.0 million.

         Effective March 31, 2003, we completed the refinancing of $15.5 million of secured debt that was to mature in late 2003. Under the refinancing terms, this fixed rate debt was converted to a floating interest rate of LIBOR plus 285 basis points effective August 2003. The new maturity is August 2008.

         In the first quarter of 2003, we entered into two interest rate swaps. These fair value swaps are the same type as those that existed at December 31, 2002, in that they modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate. As designated fair value hedges, these swaps are marked to market through the income statement, but offset by the change in fair value of our swapped outstanding fixed rate debt. The notional amount of these new swaps is $50 million, on which we will receive a fixed rate of 7.625% and pay a rate of LIBOR plus an average spread of 4.325%.

         In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation and ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred stock, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, issue stock of our subsidiaries and sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens;

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DEBT -- (CONTINUED)

limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At June 30, 2003, we were in compliance with all covenants under our line of credit.

         At the date of this filing, we have no restrictions on our ability to use our line of credit. However, at certain leverage levels, usage under the line of line credit is restricted to fund operational cash flow shortfalls. At these higher leverage levels, excess cash flow from operations and net cash proceeds from sales, must first be used to reduce any outstanding balances under our line of credit.

         Failure to satisfy one or more of the financial or other covenants under our line of credit would result in our inability to borrow under the line of credit and a continuation of such default could result in an event of default, notwithstanding our ability to meet our debt service obligations. If revenue per available room declines continue or become more severe, we may be unable to satisfy all of the covenant requirements under our line of credit. Other events that would be events of default under our line of credit include a default in the payment of other recourse indebtedness in the amount of $10 million or more, bankruptcy or a change of control.

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

         Our publicly-traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined in our senior unsecured note indentures; pay distributions in excess of the minimum distribution required to meet FelCor's REIT qualification test; repurchase FelCor stock; or merge. As of June 30, 2003, and the date of this filing, we have satisfied all such incurrence tests. If revenue per available room declines continue or become more severe, we may be unable to satisfy all of the incurrence tests under our senior unsecured notes.

         As a consequence of the prolonged economic slowdown, its impact on the travel and lodging industries and our higher secured debt levels, Moody's lowered its ratings on our $1.2 billion in senior unsecured debt to B1, in June 2003. This downgrade, coupled with a similar downgrade by Standard & Poor's earlier in the year, triggered a 50 basis point step-up in interest rates on $900 million of our senior unsecured debt, which will continue in effect unless and until either Moody's raises its ratings on our senior unsecured debt to Ba3 or Standard & Poor's raises its rating to BB-.

4. DERIVATIVES

         On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At June 30, 2003, all of our outstanding hedges were fair value hedges.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DERIVATIVES -- (CONTINUED)

         We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy, relating to our various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or specific firm commitments. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows or fair values of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we will discontinue hedge accounting, prospectively.

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

         To manage the relative mix of our debt between fixed and variable rate instruments, at June 30, 2003, we had entered into nine interest rate swap agreements with five financial institutions with an aggregate notional value of $250 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

         To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         The interest rate swap agreements held at June 30, 2003, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net gain on these interest rate swap agreements was approximately $10.2 million at June 30, 2003, and represents the amount we would receive if the agreements were terminated based on current market rates.

         The fixed rates we will receive and the variable rates we will pay under these swaps as of June 30, 2003, are summarized in the following table:

                                                    Weighted-average Spread
                   Notional Amount     Number of       Paid in Excess of       Fixed Rate
Swap Maturity       (in millions)        Swaps                LIBOR             Received
-------------      ---------------     ---------    -----------------------    ----------

October 2004           $   175             6                 3.2043%             7.3750%
October 2007                75             3                 4.0725%             7.6250%
                       -------
                       $   250
                       =======

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DERIVATIVES -- (CONTINUED)

         The differences between the amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. Our interest rate swaps have semi-annual settlement dates in April and October. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor's credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A to AA-.

         In conjunction with the $150 million non-recourse mortgage loan, executed in April 2003, we purchased 6% interest rate caps with a notional amount of $150 million. We concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The changes in the fair value of both the purchased and sold interest rate caps is $0.2 million at June 30, 2003, resulting in no net earnings impact.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. HOTEL OPERATING REVENUE, DEPARTMENTAL EXPENSES AND OTHER PROPERTY OPERATING COSTS

         Hotel operating revenue from continuing operations was comprised of the following (in thousands):

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                          -----------------------   -----------------------
                                             2003         2002         2003         2002
                                          ----------   ----------   ----------   ----------
Room revenue ..........................   $  257,397   $  275,768   $  499,124   $  531,707
Food and beverage revenue .............       52,758       56,278      100,561      106,844
Other operating departments ...........       17,096       17,517       33,126       33,705
                                          ----------   ----------   ----------   ----------

      Total hotel operating revenues ..   $  327,251   $  349,563   $  632,811   $  672,256
                                          ==========   ==========   ==========   ==========

         Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                             -----------------------   -----------------------
                                                2003         2002         2003         2002
                                             ----------   ----------   ----------   ----------
Room .....................................   $   66,554   $   67,658   $  129,596   $  130,468
Food and beverage ........................       41,041       42,018       79,847       81,875
Other operating departments ..............        7,949        7,881       15,428       15,165
                                             ----------   ----------   ----------   ----------

      Total hotel departmental expenses ..   $  115,544   $  117,557   $  224,871   $  227,508
                                             ==========   ==========   ==========   ==========

         Other property operating costs from continuing operations were comprised of the following (in thousands):

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
Hotel general and administrative expense ....   $   29,959   $   31,508   $   60,064   $   62,464
Marketing ...................................       27,918       26,865       55,474       53,232
Repair and maintenance ......................       17,696       17,111       35,386       33,807
Utilities ...................................       16,228       14,476       32,055       28,998
                                                ----------   ----------   ----------   ----------

      Total other property operating costs ..   $   91,801   $   89,960   $  182,979   $  178,501
                                                ==========   ==========   ==========   ==========

         Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $104.3 million and $105.3 million for the three months ended June 30, 2003 and 2002, respectively and $207.1 million and $205.6 million for the six months ended June 30, 2003 and 2002, respectively.

6. TAXES, INSURANCE AND LEASE EXPENSE

         Taxes, insurance and lease expense is comprised of the following (in thousands):

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         -----------------------   -----------------------
                                                            2003         2002         2003         2002
                                                         ----------   ----------   ----------   ----------
Operating lease expense (a) ..........................   $   15,898   $   17,391   $   29,381   $   32,242
Real estate and other taxes ..........................       13,139       12,138       27,128       27,497
Property and general liability insurance .............        4,517        4,168        9,470        8,433
                                                         ----------   ----------   ----------   ----------
           Total taxes, insurance and lease expense ..   $   33,554   $   33,697   $   65,979   $   68,172
                                                         ==========   ==========   ==========   ==========

     (a) Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense is $4.0 and $4.8 million in percentage rent for the three months ended June 30, 2003 and 2002, respectively, and $6.0 and $8.1 million in percentage rent for the six months ended June 30, 2003 and 2002, respectively.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISCONTINUED OPERATIONS

         On July 29, 2003, we sold our Doubletree Guest Suites in Nashville, Tennessee, for net proceeds of approximately $3.0 million. This hotel was held for sale as of June 30, 2003, with a net book value of approximately $3.0 million. The results of operations of this hotel for the three and six months ended June 30, 2003 and 2002 is included in discontinued operations in the accompanying statement of operations.

         In May 2003, we sold two non-strategic hotels, the 138-room Hampton Inn in Moline, Illinois, and the 132-room Hampton Inn in Davenport, Iowa, for aggregate net sales proceeds of $6.5 million. We realized a loss of $0.5 million on these sales. The realized loss on sale and the results of operations of these hotels for the three and six months ended June 30, 2003 and 2002, are included in discontinued operations in the accompanying statement of operations.

8. OTHER DISPOSITIONS

         During the second quarter, we recorded a $7.8 million impairment charge related to two low rise Harvey hotels in Dallas. We relinquished title to these hotels through a foreclosure auction on August 5, 2003. At June 30, 2003, these hotels were reflected on our balance sheet at $10 million, with related non-recourse debt of $13 million, offset by $3 million in escrows and reserves retained by the lender. During the past 12 months, these hotels incurred cash flow losses of approximately $1.7 million, in the aggregate. We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry remains weak, or if we shorten our contemplated holding period for certain of our hotels.

         We lease a hotel under a lease that expires in 2004, subject to our right, exercisable during the fourth quarter of this year, to extend the term of the lease under certain conditions. The lessor under this lease asserted that we were in default thereunder on July 31, 2003. We are currently evaluating our ability to, and the desirability of, seeking to extend the term of this lease. Should we not extend the lease, we could incur an impairment charge with respect to this hotel which, at June 30, 2003, was carried at $11.1 million on our balance sheet.

         In May 2003, we sold a parking garage adjacent to our Crown Plaza - Union Square hotel in San Francisco, California, for net sales proceeds of $5.6 million and realized a gain of $0.2 million.

         During the three months ended June 30, 2002, we sold our Doubletree Guest Suites hotel in Boca Raton, Florida, for net proceeds of $6.5 million and recorded a net gain of $0.8 million. Additionally, we sold retail space associated with the Allerton Hotel located in Chicago, Illinois, for net proceeds of $16.7 million and recorded a net gain of approximately $5.1 million. We also recognized a $0.2 million gain related to the condemnation of land adjacent to one of our hotels.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings
(loss) per unit (in thousands, except per unit data):

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30, 2003               JUNE 30, 2003
                                                             ------------------------    ------------------------
                                                                2003          2002          2003          2002
                                                             ----------    ----------    ----------    ----------
Numerator:
   Income (loss) from continuing operations ..............   $  (20,884)   $   13,702    $  (43,399)   $    5,385
      Less: Preferred distributions ......................       (6,728)       (6,688)      (13,454)      (12,838)
                                                             ----------    ----------    ----------    ----------

   Income (loss) from continuing operations applicable
     to unitholders ......................................      (27,612)        7,014       (56,853)       (7,453)
Discontinued operations ..................................         (812)          372          (945)          456
                                                             ----------    ----------    ----------    ----------

Net income (loss) applicable to unitholders ..............   $  (28,424)   $    7,386    $  (57,798)   $   (6,997)
                                                             ==========    ==========    ==========    ==========
Denominator:
   Denominator for basic earnings per unit ...............       61,845        61,732        61,833        61,726
   Effect of dilutive securities:
     FelCor stock options ................................           --            40            --            --
     Restricted shares ...................................           --           325            --            --
                                                             ----------    ----------    ----------    ----------
   Denominator for diluted earnings per unit - adjusted
     weighted average units and assumed conversions ......       61,845        62,097        61,833        61,726
                                                             ----------    ----------    ----------    ----------
Earnings (loss) per unit data:
Basic:
   Income (loss) from continuing operations ..............   $    (0.45)   $     0.11    $    (0.92)   $    (0.12)
   Discontinued operations ...............................   $    (0.01)   $     0.01    $    (0.01)   $     0.01
                                                             ----------    ----------    ----------    ----------
   Net income (loss) .....................................   $    (0.46)   $     0.12    $    (0.93)   $    (0.11)
                                                             ==========    ==========    ==========    ==========

Diluted:
   Income (loss) from continuing operations ..............   $    (0.45)   $     0.11    $    (0.92)   $    (0.12)
   Discontinued operations ...............................   $    (0.01)   $     0.01    $    (0.01)   $     0.01
                                                             ----------    ----------    ----------    ----------
   Net income (loss) .....................................   $    (0.46)   $     0.12    $    (0.93)   $    (0.11)
                                                             ==========    ==========    ==========    ==========

         Securities that could potentially dilute basic earnings per unit in the future that were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
FelCor stock options .......................           --           --           --           38
Restricted shares granted but not vested ...          309           --          309          325
Series A convertible preferred units .......        4,636        4,636        4,636        4,636

         Series A convertible preferred distributions that would be excluded from net loss applicable to unitholders, if these preferred units were dilutive, were $2.9 million for the three months and $5.8 million for the six months ended June 30, 2003 and 2002, respectively.

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK BASED COMPENSATION PLANS

         FelCor applies APB Opinion 25 and related interpretations in accounting for its stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, "Accounting for Stock-Based Compensation," was issued, which, if fully adopted by FelCor, would have changed the methods they apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," they began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for all of their stock-based compensation plans been determined in accordance with SFAS 123, our net income or loss related per unit amount for the three and six months ended June 30, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per unit data):

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                         ------------------------    ------------------------
                                                            2003          2002          2003          2002
                                                         ----------    ----------    ----------    ----------
Net income (loss), as reported .......................   $  (26,931)   $    6,314    $  (54,748)   $   (5,982)
Add stock based compensation included in
   the net income (loss), as reported ................          565           526         1,080         1,035
Less stock based compensation expense that
   would have been included in the determination of
   net income (loss) if the fair value method had
   been applied to all awards ........................         (589)         (642)       (1,177)       (1,284)
                                                         ----------    ----------    ----------    ----------
Net income (loss), pro forma .........................   $  (26,955)   $    6,198    $  (54,845)   $   (6,231)
                                                         ==========    ==========    ==========    ==========

Basic net income (loss) per unit:
     As reported .....................................   $    (0.46)   $     0.12    $    (0.93)   $    (0.11)
     Pro forma .......................................   $    (0.46)   $     0.12    $    (0.94)   $    (0.12)
Diluted net income (loss) per unit:
     As reported .....................................   $    (0.46)   $     0.12    $    (0.93)   $    (0.11)
     Pro forma .......................................   $    (0.46)   $     0.12    $    (0.94)   $    (0.12)

         The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

11 CONSOLIDATING FINANCIAL INFORMATION

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

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2003
                                 (IN THOUSANDS)

                                     ASSETS


                                                                    SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                     FELCOR L.P.    GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                    ------------   ------------   -------------   ------------    ------------
Net investment in hotel properties ..............   $    414,158   $  1,372,847    $  1,719,426   $         --    $  3,506,431
Equity investment in consolidated entities ......      2,291,689             --              --     (2,291,689)             --
Investment in unconsolidated entities ...........         97,257         23,496              --             --         120,753
Cash and cash equivalents .......................        123,095         41,346          18,228             --         182,669
Accounts receivable .............................          1,211         49,410           2,300             --          52,921
Deferred assets .................................         17,251            858           5,823             --          23,932
Other assets ....................................          6,737         19,588           6,392             --          32,717
                                                    ------------   ------------    ------------   ------------    ------------
        Total assets ............................   $  2,951,398   $  1,507,545    $  1,752,169   $ (2,291,689)   $  3,919,423
                                                    ============   ============    ============   ============    ============

                                                LIABILITIES AND PARTNERS' CAPITAL

Debt ............................................   $  1,261,383   $    100,183    $    696,901   $         --    $  2,058,467
Distributions payable ...........................          5,483             --              --             --           5,483
Accrued expenses and other liabilities ..........         31,841        110,563          14,274             --         156,678
Minority interest  - other partnerships .........          8,917         (2,637)         48,741             --          55,021
                                                    ------------   ------------    ------------   ------------    ------------
        Total liabilities .......................      1,307,624        208,109         759,916             --       2,275,649
                                                    ------------   ------------    ------------   ------------    ------------
Redeemable units, at redemption value ...........         25,416             --              --             --          25,416
                                                    ------------   ------------    ------------   ------------    ------------
Preferred units .................................        318,907             --              --             --         318,907
Common units ....................................      1,299,451      1,288,500         992,253     (2,291,689)      1,288,515
Accumulated other comprehensive income ..........             --         10,936              --             --          10,936
                                                    ------------   ------------    ------------   ------------    ------------
        Total partners' capital .................      1,618,358      1,299,436         992,253     (2,291,689)      1,618,358
                                                    ------------   ------------    ------------   ------------    ------------
        Total liabilities, redeemable units
            and partners' capital ...............   $  2,951,398   $  1,507,545    $  1,752,169   $ (2,291,689)   $  3,919,423
                                                    ============   ============    ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                     SUBSIDIARY    NON-GUARANTOR                      TOTAL
                                                      FELCOR L.P.    GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                     ------------   ------------   -------------   ------------    ------------

                                                             ASSETS

Net investment in hotel properties ...............   $    464,473   $  1,529,637    $  1,479,342   $         --    $  3,473,452
Equity investment in consolidated entities .......      2,325,436             --              --     (2,325,436)             --
Investment in unconsolidated entities ............        120,406         21,537              --             --         141,943
Cash and cash equivalents ........................         24,725         24,479          17,338             --          66,542
Accounts receivable ..............................          1,250         45,969           1,329             --          48,548
Deferred assets ..................................         19,697            937           3,551             --          24,185
Other assets .....................................          2,369         19,538           3,786             --          25,693
                                                     ------------   ------------    ------------   ------------    ------------
        Total assets .............................   $  2,958,356   $  1,642,097    $  1,505,346   $ (2,325,436)   $  3,780,363
                                                     ============   ============    ============   ============    ============

                                                LIABILITIES AND PARTNERS' CAPITAL

Debt .............................................   $  1,215,925   $    101,371    $    559,838   $         --    $  1,877,134
Distributions payable ............................         14,792             --              --             --          14,792
Accrued expenses and other liabilities ...........         38,086         96,566          15,733             --         150,385
Minority interest  - other partnerships ..........             97             --          48,499             --          48,596
                                                                    ------------    ------------   ------------    ------------
        Total liabilities ........................      1,268,900        197,937         624,070             --       2,090,907
                                                     ------------   ------------    ------------   ------------    ------------
Redeemable units, at redemption value ............         37,634             --              --             --          37,634
                                                     ------------   ------------    ------------   ------------    ------------
Preferred units ..................................        318,907             --              --             --         318,907
Common units .....................................      1,332,915      1,444,259         881,276     (2,325,436)      1,333,014
Accumulated other comprehensive loss .............             --            (99)             --             --             (99)
                                                     ------------   ------------    ------------   ------------    ------------
        Total partners' capital ..................      1,651,822      1,444,160         881,276     (2,325,436)      1,651,822
                                                     ------------   ------------    ------------   ------------    ------------

        Total liabilities, redeemable units and
           partners' capital .....................   $  2,958,356   $  1,642,097    $  1,505,346   $ (2,325,436)   $  3,780,363
                                                     ============   ============    ============   ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                               ------------    ------------   -------------    ------------    ------------
Revenues:
Hotel operating revenue ....................   $         --    $    327,062    $        189    $         --    $    327,251
Percentage lease revenue ...................         13,719          43,798          44,485        (102,002)             --
Other revenue ..............................            520            (284)             --              --             236
                                               ------------    ------------    ------------    ------------    ------------
           Total revenue ...................         14,239         370,576          44,674        (102,002)        327,487
                                               ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expense ....................             --         223,657             334              --         223,991
Taxes, insurance and lease expense .........          2,346         125,720           7,490        (102,002)         33,554
Corporate expenses .........................            375           2,174           1,188              --           3,737
Depreciation ...............................          5,402          16,036          15,220              --          36,658
                                               ------------    ------------    ------------    ------------    ------------
           Total operating expenses ........          8,123         367,587          24,232        (102,002)        297,940
                                               ------------    ------------    ------------    ------------    ------------

Operating income ...........................          6,116           2,989          20,442              --          29,547
Interest expense, net ......................        (25,408)         (3,181)        (12,662)             --         (41,251)
Charge-off of deferred financing cost ......         (2,830)             (4)             --              --          (2,834)
Gain on early extinguishment of debt .......            (24)             --             331              --             307
Impairment loss ............................             --              --          (7,824)             --          (7,824)
                                               ------------    ------------    ------------    ------------    ------------
Income (loss) before equity in income
   from unconsolidated entities, minority
   interests and gain on sale of assets ....        (22,146)           (196)            287              --         (22,055)
Equity in income from consolidated
   entities ................................            259              --              --            (259)             --
Equity in income from unconsolidated
   entities ................................          1,017            (291)             --              --             726
Gain on sale of assets .....................             --             153              --              --             153
Minority interests in other partnerships ...            (14)            (89)            395              --             292
                                               ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations ...        (20,884)           (423)            682            (259)        (20,884)
Discontinued operations from
   consolidated entities ...................           (812)           (812)             --             812            (812)
                                               ------------    ------------    ------------    ------------    ------------
Net income (loss) ..........................        (21,696)         (1,235)            682             553         (21,696)
Preferred distributions ....................         (6,728)             --              --              --          (6,728)
                                               ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to
   unitholders .............................   $    (28,424)   $     (1,235)   $        682    $        553    $    (28,424)
                                               ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)


                                                                SUBSIDIARY    NON-GUARANTOR                        TOTAL
                                                FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                               ------------    ------------   -------------    ------------    ------------
Revenues:
Hotel operating revenue ....................   $         --    $    349,330    $        233    $         --    $    349,563
Percentage lease revenue ...................         18,326          48,750          41,104        (108,180)             --
Other revenue ..............................            426              --               2              --             428
                                               ------------    ------------    ------------    ------------    ------------
     Total revenue .........................         18,752         398,080          41,339        (108,180)        349,991
                                               ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expense ....................             --         225,078             456              --         225,534
Taxes, insurance and other .................            831         134,721           6,325        (108,180)         33,697
Corporate expenses .........................            477           2,421           1,072              --           3,970
Depreciation ...............................          6,593          16,707          14,904              --          38,204
                                               ------------    ------------    ------------    ------------    ------------
           Total operating expenses ........          7,901         378,927          22,757        (108,180)        301,405
                                               ------------    ------------    ------------    ------------    ------------

Operating income (loss) ....................         10,851          19,153          18,582              --          48,586
Interest expense, net ......................        (27,352)         (2,516)        (11,687)             --         (41,555)
                                               ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets ...        (16,501)         16,637           6,895              --           7,031
Equity in income from consolidated
   entities ................................         28,573              --              --         (28,573)             --
Equity in income from unconsolidated
   entities ................................          1,630            (265)             --              --           1,365
Minority interests in other partnerships ...             --              --            (755)             --            (755)
Gain on sale of assets .....................             --           5,861             200              --           6,061
                                               ------------    ------------    ------------    ------------    ------------
Income from continuing operations ..........         13,702          22,233           6,340         (28,573)         13,702
Discontinued operations from
   consolidated entities ...................            372             372              --            (372)            372
                                               ------------    ------------    ------------    ------------    ------------
Net income .................................         14,074          22,605           6,340         (28,945)         14,074
Preferred distributions ....................         (6,688)             --              --              --          (6,688)
                                               ------------    ------------    ------------    ------------    ------------
Net income applicable to unitholders .......   $      7,386    $     22,605    $      6,340    $    (28,945)   $      7,386
                                               ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                SUBSIDIARY    NON-GUARANTOR                        TOTAL
                                                FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                               ------------    ------------   -------------    ------------    ------------
Revenues:
Hotel operating revenue ....................   $         --    $    631,292    $      1,519    $         --    $    632,811
Percentage lease revenue ...................         31,018          90,241          84,897        (206,156)             --
Other revenue ..............................            332             286              19              --             637
                                               ------------    ------------    ------------    ------------    ------------
           Total revenue ...................         31,350         721,819          86,435        (206,156)        633,448
                                               ------------    ------------    ------------    ------------    ------------

Expenses:
Hotel operating expense ....................            121         439,753             869              --         440,743
Taxes, insurance and lease expense .........          6,152         252,474          13,509        (206,156)         65,979
Corporate expenses .........................            779           4,248           2,133              --           7,160
Depreciation ...............................         11,269          32,248          29,139              --          72,656
                                               ------------    ------------    ------------    ------------    ------------
           Total operating expenses ........         18,321         728,723          45,650        (206,156)        586,538
                                               ------------    ------------    ------------    ------------    ------------

Operating income ...........................         13,029          (6,904)         40,785              --          46,910
Interest expense, net ......................        (51,257)         (6,322)        (23,925)             --         (81,504)
Charge-off of deferred financing cost ......         (2,830)             (4)             --              --          (2,834)
Gain on early extinguishment of debt .......            929              --             331              --           1,260
Impairment loss ............................             --              --          (7,824)             --          (7,824)
                                               ------------    ------------    ------------    ------------    ------------

Income (loss) before equity in income
   from unconsolidated entities, minority
   interests and gain on sale of assets ....        (40,129)        (13,230)          9,367              --         (43,992)
Equity in loss from consolidated entities ..         (4,343)             --              --           4,343              --
Equity in income from unconsolidated
   entities ................................          1,087            (509)             --              --             578
Gain on sale of asset ......................             --             153              --              --             153
Minority interests in other partnerships ...            (14)            (89)            (35)             --            (138)
                                               ------------    ------------    ------------    ------------    ------------
Income (loss) before discontinued
   operations ..............................        (43,399)        (13,675)          9,332           4,343         (43,399)
Discontinued operations from
   consolidated entities ...................           (945)           (945)             --             945            (945)
                                               ------------    ------------    ------------    ------------    ------------
Net income (loss) ..........................        (44,344)        (14,620)          9,332           5,288         (44,344)
Preferred distributions ....................        (13,454)             --              --              --         (13,454)
                                               ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to
   unitholders .............................   $    (57,798)   $    (14,620)   $      9,332    $      5,288    $    (57,798)
                                               ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONSOLIDATING FINANCIAL INFORMATION - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)


                                                                  SUBSIDIARY    NON-GUARANTOR                       TOTAL
                                                  FELCOR L.P.     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------   -------------    ------------    ------------
Revenues:
Hotel operating revenue ......................   $         --    $    670,588    $      1,668    $         --    $    672,256
Percentage lease revenue .....................         36,098          95,727          83,840        (215,665)             --
Other revenue ................................          1,053              --              45              --           1,098
                                                 ------------    ------------    ------------    ------------    ------------
           Total revenue .....................         37,151         766,315          85,553        (215,665)        673,354
                                                 ------------    ------------    ------------    ------------    ------------
Expenses:
Hotel operating expense ......................             --         438,577           1,037              --         439,614
Taxes, insurance and other ...................          3,779         267,425          12,633        (215,665)         68,172
Corporate expenses ...........................            929           4,629           2,158              --           7,716
Depreciation .................................         13,288          33,559          29,975              --          76,822
                                                 ------------    ------------    ------------    ------------    ------------
           Total operating expenses ..........         17,996         744,190          45,803        (215,665)        592,324
                                                 ------------    ------------    ------------    ------------    ------------

Operating income (loss) ......................         19,155          22,125          39,750              --          81,030
Interest expense, net ........................        (54,286)         (5,148)        (23,317)             --         (82,751)
                                                 ------------    ------------    ------------    ------------    ------------
Income (loss) before equity in income
   from unconsolidated entities, minority
   interests, and gain on sale of assets .....        (35,131)         16,977          16,433              --          (1,721)
Equity in income from consolidated
   entities ..................................         37,459              --              --         (37,459)             --
Equity in income from unconsolidated
   entities ..................................          3,057            (471)             --              --           2,586
Minority interests in other partnerships .....             --              --          (1,541)             --          (1,541)
Gain on sale of assets .......................             --           5,861             200              --           6,061
                                                 ------------    ------------    ------------    ------------    ------------
Income before discontinued operations ........          5,385          22,367          15,092         (37,459)          5,385
Discontinued operations from
   consolidated entities .....................            456             456              --            (456)            456
                                                 ------------    ------------    ------------    ------------    ------------
Net income ...................................          5,841          22,823          15,092         (37,915)          5,841
Preferred distributions ......................        (12,838)             --              --              --         (12,838)
                                                 ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to unitholders ..   $     (6,997)   $     22,823    $     15,092    $    (37,915)   $     (6,997)
                                                 ============    ============    ============    ============    ============

                       FELCOR LODGING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      CONSOLIDATING FINANCIAL INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                       SUBSIDIARY    NON-GUARANTOR       TOTAL
                                                       FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                      ------------    ------------   -------------    ------------

Cash flows from (used in) operating activities ....   $    (19,491)   $     12,326    $     39,490    $     32,325
Cash flows used in investing activities ...........         (6,747)         (2,440)        (15,182)        (24,369)
Cash flows from (used in) financing activities ....        124,608           6,800         (23,418)        107,990
Effect of exchange rates changes on cash ..........             --             181              --             181
                                                      ------------    ------------    ------------    ------------
Change in cash and cash equivalents ...............         98,370          16,867             890         116,127
Cash and cash equivalents at beginning of period ..         24,725          24,479          17,338          66,542
                                                      ------------    ------------    ------------    ------------
Cash and equivalents at end of period .............   $    123,095    $     41,346    $     18,228    $    182,669
                                                      ============    ============    ============    ============


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                       SUBSIDIARY    NON-GUARANTOR       TOTAL
                                                       FELCOR L.P.     GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                                      ------------    ------------   -------------    ------------

Cash flows from (used in) operating activities ....   $    (27,667)   $     51,071    $     46,320    $     69,724
Cash flows from investing activities ..............          1,359           6,322           2,857          10,538
Cash flows from (used in) financing activities ....         51,088         (63,672)        (45,625)        (58,209)
Effect of exchange rates changes on cash ..........             --             909              --             909
                                                      ------------    ------------    ------------    ------------
Change in cash and cash equivalents ...............         24,780          (5,370)          3,552          22,962
Cash and cash equivalents at beginning of period ..         68,463          47,318          12,961         128,742
                                                      ------------    ------------    ------------    ------------
Cash and equivalents at end of period .............   $     93,243    $     41,948    $     16,513    $    151,704
                                                      ============    ============    ============    ============

12. CONTINGENCIES

         On July 31, 2003, we were notified that the lessor of one of our hotels was asserting a default by us of our obligations of maintenance, repair and replacement under the lease, and asserting that the cost of correcting alleged deficiencies was approximately $13.9 million. We have not yet had the opportunity to evaluate whether or not this claim has any merit.

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

         We have identified three strategic objectives for 2003: improve the competitive positioning of our hotel portfolio; maintain our financial flexibility; and reposition our portfolio. We have made the following progress in meeting these objectives through the date of this filing:

         o        Improve the competitive positioning of our hotel portfolio

                  o The Hilton Myrtle Beach Resort was converted from the Wyndham(R) brand following the completion of a $15 million renovation.

                  o We converted an extended-stay hotel in Dallas, which was operating without a brand affiliation, to a Staybridge Suites(R) in the first quarter of 2003.

                  o We continue to provide the necessary capital spending to add long-term value to our hotels. We spent approximately 7% of our revenues, or $42.0 million, on capital expenditures in the first six months of 2003, and we expect to spend a total of $65 to $70 million, or 5% of revenues, for the full year.

         o        Maintenance of our financial flexibility and liquidity

                  o We closed on a $150 million non-recourse mortgage loan in April and used the proceeds to payoff all outstanding balances under our line of credit.

                  o We entered into a secured debt facility of up to $200 million that, when fully collateralized, will provide us with additional capacity to repay the $175 million in senior notes maturing in October 2004.

                  o We had cash and cash equivalents at June 30, 2003, of $182.7 million, of which $162.1 million was unrestricted.

         o        Repositioning our portfolio

                  o We have closed on the sale of three non-strategic hotels and a parking garage in 2003, with net sales proceeds of approximately $15.3 million.

                  o We currently have received offers that are under negotiation, or signed contracts, on 15 properties with estimated proceeds of approximately $110 million.

FINANCIAL COMPARISON (IN MILLIONS, EXCEPT REVENUE PER AVAILABLE ROOM ("REVPAR"), OPERATING MARGIN AND PERCENTAGE CHANGE)

                                                                 JUNE 30,                          JUNE 30,
                                                   ---------------------------------    ---------------------------------
                                                     2003         2002      % CHANGE      2003         2002      % CHANGE
                                                   --------     --------    --------    --------     --------    --------
RevPAR .........................................   $  60.33     $  65.33        (7.6)   $  59.19     $  63.24        (6.4)
Operating Margin(1) ............................       31.6%        35.5%      (11.0)       30.4%        34.6%      (12.1)
Funds From Operations ("FFO")(2) ...............   $   19.7     $   42.8       (54.0)   $   29.2     $   69.2       (57.8)
FFO per unit(2).................................   $   0.32     $   0.69       (53.6)   $   0.47     $   1.11       (57.7)
Earnings Before Interest, Taxes, Depreciation
     and Amortization ("EBITDA")(2) ............   $   73.3     $   94.6       (22.5)   $  132.2     $  171.8       (23.1)
Net income (loss) ..............................   $  (21.7)    $   14.1      (253.9)   $  (44.3)    $    5.8      (863.8)

----------

(1) Operating margin is calculated as the percentage of hotel operating revenue in excess of hotel departmental expenses, other property operating costs, and management and franchise fees to hotel operating revenue.

(2) For a discussion of the computation of FFO and EBITDA, and a reconciliation thereof to net income (loss), see "Results of Operations
         - Funds From Operations and EBITDA" below.

RESULTS OF OPERATIONS

     Comparison of the Three Months Ended June 30, 2003 and 2002

         We recognized a net loss of $21.7 million for the three months ended June 30, 2003, compared to net income of $14.1 million for the same period in 2002. The principal reasons for the net loss in 2003, compared to the net income in 2002, were a decrease in total revenue of $22.5 million and an impairment charge of $7.8 million.

         The primary component of the decrease in total revenue was a decrease in room revenue of $18.3 million. One of the hotel industry's principal measurements of room revenue is RevPAR. Our consolidated hotel portfolio RevPAR for the three months ended June 30, 2003, was $60.33, or 7.6% below that of the same period in 2002. The decrease in RevPAR resulted from a 4.8% decrease in average daily rate , or ADR, and a 3.0% decrease in occupied rooms as a percentage of available rooms, or Occupancy. The decrease in RevPAR reflected the decline in both business and leisure travel for the three months ended June 30, 2003, compared to the same period in the prior year. Travel was negatively affected during the three months ended June 30, 2003, by the conflict in Iraq, heightened terror alerts, and the lingering effects of SARS. In addition, food and beverage revenue decreased $3.5 million, principally resulting from the decreased Occupancy at our hotels during this period.

         Total operating expenses decreased by $3.5 million, to $297.9 million, for the three months ended June 30, 2003, compared to the same period in 2002. This decrease primarily consisted of decreases in hotel operating expenses (defined as hotel departmental expenses, other property operating costs and management and franchise fees) and depreciation.

         Hotel operating expenses decreased by $1.5 million, for the three months ended June 30, 2003, compared to the same period in 2002. However, hotel operating margins, as a percentage of hotel operating revenues, decreased by 390 basis points, compared to the same period last year. The deterioration in margins is principally related to a 4.8% decline in ADR, and increases, as a percentage of hotel revenue, in energy costs (80 basis points), repairs and maintenance (50 basis points) and marketing (80 basis points). Included in the departmental costs were increases in employee wages and benefit costs, on lower headcount compared to prior year, which resulted in an increase in these costs as a percentage of total revenue of 180 basis points.

         Depreciation expense decreased by $1.5 million in the current quarter, compared to the same quarter of 2002, primarily from an increase in fully depreciated furniture, fixtures and equipment.

         Taxes, insurance and lease expense decreased $0.1 million, compared to the same period of 2002, principally from a decrease in operating lease expense of $1.5 million. This decrease was largely offset by increases in real estate and other taxes of $1.0 million and property and general liability insurance expense of $0.4 million. The decrease in operating lease expense resulted from the decrease in hotel revenue for those hotels with participating leases. Real estate and other taxes increased primarily because of decreased expense in 2002 from resolution of prior years disputed property taxes.

         Interest expense, net of interest income, decreased $0.3 million for the three months ended June 30, 2003, from the same period in 2002. This net decrease primarily relates to a $2.9 million decrease from a lower average interest cost of 58 basis points, partially offset by a $2.5 million increase from a higher average debt balance of $114.1 million. The higher average debt balance relates to our decision in the first quarter of 2003, to carry excess cash.

         The three months ended June 30, 2003, included $2.8 million of charge-offs of deferred financing costs from the reduction in our outstanding line of credit commitments from $300 million to $50 million, and a $0.3 million gain on early extinguishment of debt.

         During the second quarter, we recorded a $7.8 million impairment charge related to two low rise Harvey hotels in Dallas. We relinquished title to these hotels through a foreclosure auction on August 5, 2003. At June 30, 2003, these hotels were reflected on our balance sheet at $10 million, with related non-recourse debt of $13 million, offset by $3 million in escrows and reserves retained by the lender. During the past 12 months, these hotels incurred cash flow losses of approximately $1.7 million, in the aggregate. We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry remains weak, or if we shorten our contemplated holding period for certain of our hotels.

         We lease a hotel under a lease that expires in 2004, subject to our right, exercisable during the fourth quarter of this year, to extend the term of the lease under certain conditions. The lessor under this lease asserted that we were in default thereunder on July 31, 2003. We are currently evaluating our ability to, and the desirability of, seeking to extend the term of this lease. Should we not extend the lease, we could incur an impairment charge with respect to this hotel which, at June 30, 2003, was carried at $11.1 million on our balance sheet.

         Equity in the income of unconsolidated entities decreased $0.6 million for the three months ended June 30, 2003, compared to the same period in 2002. The change principally relates to the 4.2% decrease in RevPAR for our unconsolidated hotels.

         During the three months ended June 30, 2003, we realized a $0.2 million gain from the sale of a parking garage adjacent to one of our hotels. During the three months ended June 30, 2002, we also realized a gain of $5.1 million on the sale of retail space and of $0.8 million on the sale of a hotel.

         Minority interest decreased our net loss by $0.3 million for the three months ended June 30, 2003 and decreased our net income by $0.8 million for the three months ended June 30, 2002. Minority interest represents the proportionate share of the income or loss of other consolidated subsidiaries allocated to minority interest holders.

         Discontinued operations reflected an $0.8 million loss in 2003, compared to income of $0.4 million in 2002. Included in discontinued operations for 2003, was a realized loss of $0.5 million on the sale of two hotels in the second quarter and $0.3 million of operating losses from the sold hotels and one additional hotel that was held for sale. Discontinued operations in 2002 represented the operating income of these three hotels.

     Comparison of the Six Months Ended June 30, 2003 and 2002

         We recorded a net loss of $44.3 million for the six months ended June 30, 2003, compared to net income of $5.8 million for the same period in 2002. The principal components of the difference between the net loss in 2003, compared to the net income in 2002, were a decrease in total revenue of $39.9 million and an impairment charge of $7.8 million related to two hotels.

         The primary component of the decrease in total revenue was a decrease in room revenue of $32.3 million. One of the hotel industry's principal measurements of room revenue is RevPAR. Our hotel portfolio RevPAR for the six months ended June 30, 2003, was $59.19, or 6.4% below that of the same period in 2002. The decrease in RevPAR was comprised of a 4.4% decrease in ADR, and a 2.0% decrease in Occupancy. The decrease in RevPAR reflected the decline in both business and leisure travel for the six months ended June 30, 2003, compared to the same period in the prior year. Travel was negatively affected during the six months ended June 30, 2003, by the conflict in Iraq, heightened terror alerts issued, and the SARS outbreak. In addition, food and beverage revenue decreased $6.3 million, primarily due to the decreased Occupancy.

         Total operating expenses decreased by $5.8 million, to $586.5 million, for the six months ended June 30, 2003, compared to the same period in 2002. This decrease primarily consisted of decreases in taxes, insurance and lease expense and depreciation, partially offset by increases in hotel operating expenses (defined as hotel departmental expenses, other property operating costs, and management and franchise fees).

         Hotel operating expenses increased by $1.1 million, for the six months ended June 30, 2003, compared to the same period in 2002. Hotel operating margins as a percentage of hotel operating revenue decreased by 420 basis points compared to the same period last year. The deterioration in margins is principally related to a 4.4% decline in ADR and increases, as a percentage of hotel revenue, in energy costs (80 basis points), repairs and maintenance (60 basis points) and marketing (90 basis points). Included in the departmental costs were increases in employee wages and benefit costs, on lower headcount compared to prior year, which resulted in an increase in these costs as a percentage of total revenue of 220 basis points.

         Depreciation expense decreased by $4.2 million, primarily due to an increase in fully depreciated furniture, fixtures and equipment.

         Taxes, insurance and lease expense decreased $2.2 million, compared to the same period of 2002, principally as the result of decreases in operating lease expense of $2.9 million. This decrease was partially offset by increases in property and general liability insurance expense of $1.0 million. The decrease in operating lease expense is from the decrease in hotel revenue for those hotels with participating leases.

         Interest expense, net of interest income, decreased $1.2 million for the six months ended June 30, 2003, from the same period in 2002. This net decrease primarily relates to a $9.8 million decrease from a lower average interest cost of 86 basis points, partially offset by a $8.3 million increase resulting from higher average debt balances of $175.7 million. The higher average debt balance relates to our decision, in the first quarter of 2003, to carry excess cash.

         The six months ended June 30, 2003, included $2.8 million of charge-offs of line of credit costs related to the reduction in our outstanding line of credit commitments from $300 million to $50 million, and $1.3 million of gain on early extinguishment of debt.

         During the second quarter, we recorded a $7.8 million impairment charge related to two low rise Harvey hotels in Dallas. We relinquished title to these hotels through a foreclosure auction on August 5, 2003. At June 30, 2003, these hotels were reflected on our balance sheet at $10 million, with related non-recourse debt of $13 million, offset by $3 million in escrows and reserves retained by the lender. During the past 12 months, these hotels incurred cash flow losses of approximately $1.7 million, in the aggregate. We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry remains weak, or if we shorten our contemplated holding period for certain of our hotels.

         We lease a hotel under a lease that expires in 2004, subject to our right, exercisable during the fourth quarter of this year, to extend the term of the lease under certain conditions. The lessor under this lease asserted that we were in default thereunder on July 31, 2003. We are currently evaluating our ability to, and the desirability of, seeking to extend the term of this lease. Should we not extend the lease, we could incur an impairment charge with respect to this hotel which, at June 30, 2003, was carried at $11.1 million on our balance sheet.

         Equity in income of unconsolidated entities decreased $2.0 million for the six months ended June 30, 2003, compared to the same period in 2002. The change relates principally to a 4.9% decrease in RevPAR at our unconsolidated hotels.

         During the six months ended June 30, 2003, we realized a $0.2 million gain from the sale of a parking garage adjacent to one of our hotels. During the six months ended June 30, 2002, we realized a gain of $5.1 million on the sale of retail space and $0.8 million on the sale of a hotel.

         Minority interest decreased $1.4 million for the six months ended June 30, 2003, compared to the same period in 2002. Minority interest represents the proportionate share of the income or loss of other consolidated subsidiaries allocated to minority interests.

         Discontinued operations reflected a $0.9 million loss in 2003 compared to income of $0.5 million in 2002. Included in discontinued operations for 2003, was a realized loss of $0.5 million on the sale of two hotels in the six months ended June 30, 2003, and $0.4 million of operating losses from the sold hotels and one additional hotel that was held for sale. Discontinued operations in 2002 represented the operating income of these three hotels.

Funds From Operations and EBITDA

         Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company's operations. We consider Funds From Operations, or FFO, and Earnings Before Interest, Taxes, Depreciation, and Amortization, or EBITDA, to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of our operating performance and liquidity.

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

         The following tables detail our computation of FFO and EBITDA (in thousands):

                   RECONCILIATION OF NET INCOME (LOSS) TO FFO
                      (in thousands, except per unit data)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------------------------
                                                                 2003                                    2002
                                                -------------------------------------    --------------------------------------
                                                                            PER UNIT                                 PER UNIT
                                                 DOLLARS         UNITS       AMOUNT       DOLLARS         UNITS        AMOUNT
                                                ----------    ----------   ----------    ----------    ----------    ----------
NET INCOME (LOSS) ...........................   $  (21,696)       61,845   $    (0.35)   $   14,074        61,732    $     0.23
   Depreciation from continuing operations ..       36,658            --         0.59        38,204            --          0.62
   Depreciation from unconsolidated
      entities and discontinued operations ..        3,268            --         0.05         3,078            --          0.05
   Loss (gain) on sale of assets ............          330            --         0.01        (5,861)           --         (0.10)
   Impairment loss ..........................        7,824            --         0.13            --            --            --
   Preferred distributions ..................       (6,728)           --        (0.11)       (6,688)                      (0.11)
   Conversion of options and unvested
      restricted units ......................           --           309           --            --           365            --
                                                ----------    ----------   ----------    ----------    ----------    ----------
FFO(a) ......................................   $   19,656        62,154   $     0.32    $   42,807        62,097    $     0.69
                                                ==========    ==========   ==========    ==========    ==========    ==========

                                                                         SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------------
                                                                   2003                                  2002
                                                  -------------------------------------    --------------------------------------
                                                                              PER UNIT                                 PER UNIT
                                                    DOLLARS        UNITS       AMOUNT       DOLLARS         UNITS       AMOUNT
                                                  ----------    ----------   ----------    ----------    ----------    ----------
NET INCOME (LOSS) .............................   $  (44,344)       61,833   $    (0.72)   $    5,841        61,726    $     0.09
   Depreciation from continuing operations ....       72,656            --         1.17        76,822            --          1.24
   Depreciation from unconsolidated entities
     and discontinued operations ..............        6,236            --         0.10         5,256            --          0.08
   Loss (gain) on sale of assets ..............          330            --         0.01        (5,861)           --         (0.09)

   Impairment loss ............................        7,824            --         0.13            --            --            --
   Preferred distributions ....................      (13,454)           --        (0.22)      (12,838)           --         (0.21)
   Conversion of options and unvested
      restricted units ........................           --           309           --            --           362            --
                                                  ----------    ----------   ----------    ----------    ----------    ----------
FFO(a) ........................................   $   29,248        62,142   $     0.47    $   69,220        62,088    $     1.11
                                                  ==========    ==========   ==========    ==========    ==========    ==========

(a) Included in FFO is the charge-off of debt related costs of $2.5 million for the three months ended June 30, 2003, and $1.6 million for the six months ended June 30, 2003, net of gains on extinguishment of debt.

                         RECONCILIATION OF FFO TO EBITDA
                                 (in thousands)

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                   ------------------------   ------------------------
                                                      2003          2002         2003          2002
                                                   ----------    ----------   ----------    ----------
FFO ............................................   $   19,656    $   42,807   $   29,248    $   69,220
Interest expense ...............................       41,821        42,184       82,449        83,959
Interest expense from unconsolidated entities ..        2,036         2,373        4,375         4,732
Charge-off of line of credit costs .............        2,834            --        2,834            --
Gain on early extinguishment of debt ...........         (307)           --       (1,260)           --
Amortization expense ...........................          564           526        1,080         1,035
Preferred distributions ........................        6,728         6,688       13,454        12,838
                                                   ----------    ----------   ----------    ----------
EBITDA .........................................   $   73,332    $   94,578   $  132,180    $  171,784
                                                   ==========    ==========   ==========    ==========

Hotel Portfolio Composition

         The following tables set forth, as of June 30, 2003, our consolidated hotel portfolio distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment. For comparative purposes, also set forth below is the percentage of EBITDA contributed by each grouping for the year ended December 31, 2002.

Brand                                     Hotels        Rooms          % of Total Rooms      % of 2002 EBITDA
-----                                     ------       -------         ----------------      ----------------

Embassy Suites Hotels(R)                    59          14,842                31%                    46%
Holiday Inn(R)-branded                      53          16,017                34                     24
Crowne Plaza(R)                             18           5,963                13                      9
Sheraton(R)-branded                         10           3,269                 7                      7
Doubletree(R)-branded                       13           2,675                 6                      6
Other                                       22           4,844                 9                      7


Top Markets
Atlanta                                     12           3,514                 7%                     8%
Dallas                                      18           5,477                12                      8
San Francisco Bay Area                       9           3,255                 7                      5
Orlando                                      6           2,220                 5                      4
Houston                                      9           2,262                 5                      4
New Orleans                                  2             746                 2                      3
Philadelphia                                 3           1,174                 2                      3
Phoenix                                      5           1,245                 3                      3
Minneapolis                                  4             955                 2                      3
Chicago                                      4           1,239                 3                      3


Top Four States
California                                  19           6,023                13%                    14%
Texas                                       41          11,136                23                     17
Florida                                     16           5,346                11                     10
Georgia                                     14           3,868                 8                      9


Location
Suburban                                    81          20,035                42%                    40%
Urban                                       35          11,252                24                     26
Airport                                     32           9,573                20                     22
Highway                                     15           3,072                 6                      3
Resort                                      12           3,678                 8                      9


Segment
Upscale all-suite                           77          18,357                39%                    53%
Full service                                55          17,086                36                     26
Upscale                                     30          10,087                21                     19
Limited service                             13           2,080                 4                      2

Non-Strategic Hotels                        31           6,198                13%                     6%

Hotel Operating Statistics

         The following tables set forth historical occupancy, ADR and RevPAR at June 30, 2003 and 2002, and the percentage changes therein between the periods presented, for our 175 consolidated hotels:

                          OPERATING STATISTICS BY BRAND

                                                                    OCCUPANCY (%)
                                      ------------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------       --------------------------------
                                      2003         2002     % VARIANCE        2003         2002     % VARIANCE
                                      ----         ----     ----------        ----         ----     ----------
Embassy Suites Hotels                 69.4         70.1          (0.9)        68.1          68.3        (0.3)
Holiday Inn-branded hotels            63.9         66.0          (3.2)        61.1          62.6        (2.5)
Crowne Plaza hotels                   58.4         63.2          (7.6)        56.9          60.0        (5.2)
Doubletree-branded hotels             69.5         70.2          (0.9)        67.2          65.3         2.9
Sheraton-branded hotels               60.3         61.5          (2.0)        59.6          59.0         1.0
Other hotels                          53.5         57.0          (6.1)        52.4          56.8        (7.8)
     Total hotels                     64.0         65.9          (3.0)        62.1          63.4        (2.0)

                                                                         ADR ($)
                                      -------------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                      ----------------------------------        --------------------------------
                                       2003         2002      % VARIANCE         2003        2002     % VARIANCE
                                      ------       ------     ----------        ------      ------    ----------
Embassy Suites Hotels                 114.89       119.52         (3.9)         116.98      122.12        (4.2)
Holiday Inn-branded hotels             77.68        82.41         (5.7)          77.48       81.45        (4.9)
Crowne Plaza hotels                    90.79        97.92         (7.3)          90.09       96.09        (6.2)
Doubletree-branded hotels             100.11       102.00         (1.9)         100.40      103.49        (3.0)
Sheraton-branded hotels                94.26       103.61         (9.0)          96.30      104.22        (7.6)
Other hotels                           79.08        82.30         (3.9)          80.68       83.62        (3.5)
     Total hotels                      94.34        99.08         (4.8)          95.33       99.77        (4.4)

                                                                    REVPAR ($)
                                      ----------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                      --------------------------------      --------------------------------
                                      2003         2002     % VARIANCE        2003      2002      % VARIANCE
                                      ----        -----     ----------       -----      ----      ----------
Embassy Suites Hotels                 79.78       83.73          (4.7)       79.64      83.40         (4.5)
Holiday Inn-branded hotels            49.66       54.40          (8.7)       47.32      51.03         (7.3)
Crowne Plaza hotels                   52.98       61.87         (14.4)       51.26      57.66        (11.1)
Doubletree-branded hotels             69.61       71.58          (2.8)       67.45      67.58         (0.2)
Sheraton-branded hotels               56.82       63.75         (10.9)       57.40      61.49         (6.7)
Other hotels                          42.28       46.94          (9.9)       42.24      47.51        (11.1)
     Total hotels                     60.33       65.33          (7.6)       59.19      63.24         (6.4)

                   OPERATING STATISTICS FOR OUR TOP 10 MARKETS

                                                                   OCCUPANCY (%)
                                      -----------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                      --------------------------------       --------------------------------
                                      2003         2002     % VARIANCE       2003         2002     % VARIANCE
                                      ----         ----     ----------       ----         ----     ----------
Atlanta                               63.7         67.4         (5.5)        65.0          68.2        (4.6)
Dallas                                46.1         50.9         (9.3)        45.8          51.2       (10.5)
San Francisco Bay Area                64.8         68.1         (4.8)        62.3          63.2        (1.4)
Orlando                               74.4         71.1          4.6         70.1          70.3        (0.4)
Houston                               64.2         66.1         (2.9)        64.1          67.7        (5.3)
New Orleans                           73.0         73.7         (0.9)        67.6          73.6        (8.1)
Philadelphia                          67.0         71.8         (6.6)        59.8          62.8        (4.8)
Phoenix                               67.6         62.5          8.2         74.1          66.0        12.2
Minneapolis                           64.1         67.6         (5.1)        61.9          63.4        (2.4)
Chicago                               72.4         69.7          3.9         65.4          61.5         6.4

                                                                       ADR ($)
                                      --------------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------        ---------------------------------
                                       2003         2002     % VARIANCE         2003        2002      % VARIANCE
                                      ------       ------    ----------        ------      -------    ----------
Atlanta                                84.00        90.02       (6.7)           86.73       92.42        (6.2)
Dallas                                 81.65        86.93       (6.1)           83.69       89.33        (6.3)
San Francisco Bay Area                108.26       122.28      (11.5)          108.33      120.88       (10.4)
Orlando                                73.96        79.08       (6.5)           78.40       84.25        (6.9)
Houston                                72.40        75.43       (4.0)           72.97       75.35        (3.2)
New Orleans                           130.99       132.51       (1.1)          142.51      148.68        (4.2)
Philadelphia                          109.51       127.84      (14.3)          105.12      120.47       (12.7)
Phoenix                                88.47        99.22      (10.8)          104.78      115.09        (9.0)
Minneapolis                           123.53       125.70       (1.7)          121.77      123.86        (1.7)
Chicago                               113.98       125.85       (9.4)          108.36      120.06        (9.7)

                                                                      REVPAR ($)
                                      -------------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------        --------------------------------
                                        2003       2002      % VARIANCE         2003         2002     % VARIANCE
                                      -------    -------     ----------        -------     -------    ----------
Atlanta                                53.52      60.67        (11.8)           56.40       63.00       (10.5)
Dallas                                 37.68      44.20        (14.8)           38.37       45.76       (16.2)
San Francisco Bay Area                 70.17      83.25        (15.7)           67.53       76.38       (11.6)
Orlando                                55.01      56.25         (2.2)           54.94       59.26        (7.3)
Houston                                46.49      49.86         (6.8)           46.78       51.00        (8.3)
New Orleans                            95.61      97.61         (2.1)           96.36      109.39       (11.9)
Philadelphia                           73.36      91.73        (20.0)           62.91       75.71       (16.9)
Phoenix                                59.82      61.98         (3.5)           77.61       75.98         2.2
Minneapolis                            79.21      84.92         (6.7)           75.34       78.50        (4.0)
Chicago                                82.57      87.76         (5.9)           70.89       73.83        (4.0)

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the six months ended June 30, 2003, net cash flow provided by operating activities, consisting primarily of hotel operations, was $32.3 million. We currently expect that our cash flow provided by operating activities for 2003 (after preferred distributions) will be approximately $55 million to $61 million using current RevPAR forecasts. We expect our 2003 capital expenditures to be approximately $65 to $70 million, of which $42 million has been spent during the six months ended June 30, 2003. We expect to close on non-strategic asset sales of $50 million to $75 million by the end of the year. We currently have received offers that are under negotiation, or signed contracts, on 15 properties with estimated proceeds of approximately $110 million. We have no remaining debt maturities during the remainder of 2003, other than $9 million in normal recurring principal payments. Cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances, which were $182.7 million at June 30, 2003, proceeds from the sale of hotels or additional borrowings. We expect FelCor's Board of Directors to defer future common distributions until our hotels experience a 2% to 4% increase in RevPAR over 2002, and to determine the amount of preferred distributions, if any, for each quarterly period, based upon the operating results of that quarter, economic conditions, other operating trends and minimum REIT distribution requirements. We do not currently anticipate paying any distributions on our common units during 2003.

         Recent events, including the threat of additional terrorist attacks, U.S. military involvement in the Middle East and the bankruptcy of several major corporations, have had an adverse impact on the capital markets. These events, new terrorist attacks or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the anticipated recovery of the overall economy, and of the lodging industry, continue to be delayed significantly, that too could adversely affect our operating cash flow and the availability and cost of capital for our business. As a consequence of the prolonged economic slowdown, its impact on the travel and lodging industries and our higher secured debt levels, Moody's lowered its ratings on our $1.2 billion in senior unsecured debt one level, to B1 in June 2003. This downgrade, along with a similar downgrade by Standard & Poor's earlier this year, triggered a 50 basis point step-up in interest rates on $900 million of our $1.2 billion in senior unsecured debt, which will continue in effect unless and until either Moody's raises its rating on our senior unsecured debt to Ba3 or Standard & Poor's increases its rating to BB-. The step-up in interest rates will increase our interest expense by $4.5 million on an annual basis.

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

         Effective June 1, 2003, we made a $0.2 million capital contribution to our joint venture with Interstate Hotels, which increased our ownership in that venture to more than 50 percent. As a result, we began consolidating the eight hotels, owned by this venture. The consolidation of these eight hotels increased our investment in hotels by $73 million, our debt by $51 million and reduced our investment in unconsolidated entities by $19 million.

         In June 2003, we entered into a non-recourse secured debt facility with JPMorgan Chase Bank for up to $200 million. This secured facility has an initial term of 18 months, that can be extended for an additional six months at FelCor's option, and carries a floating interest rate of LIBOR plus 225 to 275 basis points. The outstanding balances on the loan facility are expected to be converted into 10-year fixed rate commercial mortgage backed securities loans through JPMorgan Chase Bank. At the date of this filing, no draws had been made and capacity available under this facility was $120 million, secured by seven hotels. The amount available under this facility may be increased to a maximum of $200 million as additional properties are mortgaged to secure borrowings thereunder. With the inclusion of additional hotels, which are subject to final underwriting and customary closing conditions, we expect to have capacity available of approximately $170 million to $180 million under this facility by the end of the third quarter.

         On April 24, 2003, we entered into a $150 million non-recourse mortgage loan, at a floating interest rate of LIBOR plus 250 basis points secured by 10 full service hotels. The loan matures in May 2006, with two, one-year extension options. The proceeds were used to pay off all outstanding borrowings under our unsecured line of credit. We have no remaining debt maturing during 2003, other than $9 million in normal recurring principal payments. Our next significant debt maturity is our $175 million of senior notes maturing in October 2004. We expect to satisfy this obligation primarily from our excess cash and additional secured debt capacity. However, we also anticipate that we will have positive cash flow from operations and net sales proceeds from the sale of non-strategic hotels that may be available as secondary sources of funds for repayment of this debt in the next 12 to 16 months.

         In the first six months of 2003, we prepaid $12.3 million of secured debt and recorded gains from debt extinguishment of $1.3 million.

         In June 2003, we reduced our unsecured line of credit commitments from $300 million to $50 million, and obtained more relaxed covenant levels. In addition to financial covenants, our unsecured line of credit includes certain other affirmative and negative covenants, including: restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation and ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on units and preferred units, FelCor share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to construct new hotels or acquire hotels under construction; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments; limitations on our ability to create liens; limitations on our ability to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At June 30, 2003, and at the date of this filing, we were in compliance with all of these covenants. At the date of this filing, we have no restrictions on our ability to use our line of credit. However, at certain leverage levels, usage under the line of line credit is restricted to fund operational cash flow shortfalls. At these higher leverage levels, excess cash flow from operations and net cash proceeds from sales, must first be used to reduce any outstanding balances under our line of credit.

         Unless our business and cash flow stabilizes, we may not be able to satisfy the current financial covenant requirements. In such an event, we may need to obtain further amendments from our lenders under the line of credit to continue to be able to borrow under it. We are not certain whether, to what extent, or upon what terms the lenders may be willing to further relax the covenants. Further amendments to our line of credit may result in additional restrictions on us that, together with any limitation on our ability to borrow under the line, may adversely affect our ability to run our business and manage our financial affairs.

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

         Our publicly-traded senior unsecured notes require that we satisfy a total leverage, a secured leverage and an interest coverage test in order to: incur additional indebtedness, except under our line of credit or to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distributions required to meet FelCor's REIT qualification test; repurchase units; or merge. As of the date of this filing, we have satisfied all such incurrence tests. We currently expect that we will have the flexibility to meet these tests unless RevPAR declines continue or become more severe. We anticipate meeting our debt service obligations through a combination of cash on hand, cash flow from operations, additional secured debt and the sale of non-strategic hotel assets.

         Our failure to timely satisfy any judgment or recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

Selected Ratios

                                                                     JUNE 30,    DECEMBER 31,
                                                                      2003           2002
                                                                  ------------   ------------
Consolidated debt (net of cash) to trailing twelve month EBITDA       7.1x           5.9x
Total debt (net of cash) to trailing twelve month EBITDA              7.5x           6.4x
Total debt (net of cash) to investment in hotels, at cost(a)         42.1%          41.8%
EBITDA to consolidated interest paid(b)                               1.6x           1.9x
EBITDA to total interest expense(c)                                   1.5x           1.7x
Fixed charge coverage ratio(d)                                        1.3x           1.5x

     (a) Investment in hotels at cost is defined as our pro rata share of consolidated investment in hotels, before accumulated depreciation, plus our pro rata share of unconsolidated investment in hotels, before accumulated depreciation.

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

     (d) Fixed charges include preferred distributions, consolidated interest expense and interest expense from unconsolidated entities.

Current Forecast

         For the third quarter of 2003, we currently anticipate our portfolio RevPAR to be 1% to 3% below the comparable period of the prior year and operating margins to decrease 200 to 250 basis points from 2002 levels. Our net loss for the third quarter of 2003, before asset sales, is expected to be within the range of $29 million to $26 million. FFO for the third quarter is expected to be within the range of $11 million to $14 million, or $0.18 to $0.23 per share and unit, and EBITDA is expected to be within the range of $63 million to $66 million for the same period.

         We estimate our full year 2003 hotel portfolio RevPAR to be 3% to 4% below 2002, and that operating margins for 2003 will decrease by 250 to 275 basis points from 2002 levels. Our net loss for the full year 2003, before asset sales, is expected to be within the range of $120 million to $114 million. Our FFO for the full year 2003 is currently anticipated to be within the range of $45 million to $51 million, or $0.72 to $0.82 per share and unit, and EBITDA is expected to be within the range of $252 million to $258 million for the same period.

         In the event that RevPAR declines, compared to the prior year, are greater than anticipated in the preparation of this forecast, or operating margins are lower than anticipated, we may not meet our forecast for the remainder of the year. We expect to be able to meet our preferred distribution obligations even if RevPAR declines for the year are 6% to 8% below prior year. Our RevPAR results for July 2003 were approximately 0.7% below the same period in 2002 and our RevPAR for the first seven days of August was approximately 1.5% below the same period in 2002.

         Our estimates of FFO and EBITDA for the third quarter and full year of 2003 were derived from our estimate of net loss applicable to unitholders for these periods. The following table provides a reconciliation of our estimates of FFO and EBITDA to our estimates of net loss applicable to unitholders for both the third quarter and full year 2003.

         RECONCILIATION OF ESTIMATED NET INCOME (LOSS) TO FFO AND EBITDA
                       (in millions, except per unit data)

                                                   THIRD QUARTER 2003 GUIDANCE
                                         ----------------------------------------------------
                                               LOW GUIDANCE               HIGH GUIDANCE
                                         ------------------------    ------------------------
                                                        PER UNIT                    PER UNIT
                                           DOLLARS      AMOUNT(a)      DOLLARS      AMOUNT(a)
                                         ----------    ----------    ----------    ----------
NET LOSS APPLICABLE TO UNITHOLDERS ...   $      (29)   $    (0.47)   $      (26)   $    (0.42)
   Depreciation ......................           40            --            40            --
                                         ----------                  ----------
FFO ..................................           11    $     0.18            14    $     0.23
   Interest expense ..................           44            --            44            --
   Amortization expense ..............            1            --             1            --
   Preferred distributions ...........            7            --             7            --
                                         ----------                  ----------
EBITDA ...............................   $       63            --    $       66            --
                                         ==========                  ==========

                                                           FULL YEAR 2003 GUIDANCE
                                             ----------------------------------------------------
                                                    LOW GUIDANCE               HIGH GUIDANCE
                                             ------------------------    ------------------------
                                                            PER UNIT                    PER UNIT
                                               DOLLARS      AMOUNT(a)      DOLLARS      AMOUNT(a)
                                             ----------    ----------    ----------    ----------
NET LOSS APPLICABLE TO UNITHOLDERS .......   $     (120)   $    (1.96)   $     (114)   $    (1.86)
   Depreciation ..........................          157            --           157            --
   Loss on depreciable assets(b) .........            8            --             8            --
                                             ----------                  ----------
FFO(c) ...................................           45    $     0.72            51    $     0.82
   Interest expense ......................          176            --           176            --
   Amortization expense ..................            2            --             2            --
   Charge-off of debt related costs(c) ...            2            --             2            --
   Preferred distributions ...............           27            --            27            --
                                             ----------                  ----------
EBITDA ...................................   $      252            --    $      258            --
                                             ==========                  ==========

     (a) Weighted average units are 61.8 million, adding unvested restricted units of 0.3 million, provides the weighted average units of 62.2 million used to compute FFO per unit.

     (b) Represents the impairment loss of $7.8 million and realized losses on the sale of assets of $0.3 million, which was recorded in the second quarter.

     (c) Included in full year FFO are $0.03 per unit in charge-offs of deferred financing loan costs, net of a $1.3 million gain on early extinguishment of debt, which was recorded in the six month period ended June 30, 2003.

         Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 2003, approximately 80% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations at June 30, 2003, the following table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2003. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at June 30, 2003, at then current market interest rates.

                          EXPECTED DEBT MATURITY DATES
                             (DOLLARS IN THOUSANDS)

                               2003         2004        2005       2006        2007       THEREAFTER       TOTAL        FAIR VALUE
                              -------    ---------    --------   ---------   ---------    -----------   -----------    -----------
Fixed rate:
   Debt                       $ 7,555    $ 189,465    $ 35,951   $  14,993   $ 259,123    $ 1,405,283   $ 1,912,370    $ 1,906,999
   Interest rate swaps (a)         --     (175,000)         --          --     (75,000)            --      (250,000)            --
      Average interest rate      7.73%        7.91%       7.53%       8.02%       7.41%          9.15%         8.89%            --
Floating rate:
   Debt                         1,649        3,411       3,568     141,103          --            650       150,381        150,381
   Interest rate swaps (a)         --      175,000          --          --      75,000             --       250,000        (10,169)
      Average interest rate      3.62%        4.31%       3.62%       3.62%       5.19%         10.20%         4.23%            --
Total debt                    $ 9,204    $ 192,876    $ 39,519   $ 156,096   $ 259,123    $ 1,405,933   $ 2,062,751             --
     Average interest rate       6.80%        4.58%       7.56%       8.21%       6.77%          9.14%         7.98%            --
Net discount                       --           --          --          --          --             --        (4,284)            --
Total debt                         --           --          --          --          --             --   $ 2,058,467             --

   (a) At June 30, 2003, the Company's $175 million and $75 million in publicly-traded notes due October 2004 and October 2007, respectively, were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate tied to LIBOR. The interest rate swap agreements have the same maturity as the notes.

       Swap agreements, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor's credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A to AA-.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       Portions of this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks, uncertainties and assumptions that may affect our actual results, some of which are discussed more fully in our previous filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (collectively, "Cautionary Disclosures") include: general economic conditions, including the timing and magnitude of any recovery from the current soft economy; future acts of terrorism; the impact on the travel industry of increased security precautions; the availability of capital; the impact of U.S. military involvement in the Middle East and elsewhere; the ability to effect sales of non-strategic hotels at anticipated prices and numerous other factors that may affect results, performance and achievements. The forward looking statements included herein, and all subsequent written and oral forward looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Disclosures. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Information and disclosures regarding market risks applicable to us is incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources - Quantitative and Qualitative Disclosures About Market Risks" contained elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of FelCor's principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, FelCor's principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     (b) Changes in internal controls.

         Not applicable.

                          PART II. -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         For information relating to certain other transactions by the Company through June 30, 2003, see Note 1 of Notes to Consolidated Financial Statements of FelCor Lodging Limited Partnership contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

10.30- Loan Facility Agreement, dated June 18, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., as borrowers, FCH/DT BWI Hotel, L.L.C., as a guarantor, and JPMorgan Chase Bank, as lender, and acknowledged by FelCor Lodging Limited Partnership, relating to the non-recourse secured debt facility with lender for up to $200 million aggregate principal amount (the "Loan Facility") (filed as Exhibit 10.31 to FelCor Lodging Trust Incorporated's ("FelCor") June 2003 Form 10-Q and incorporated herein by reference).

10.30.1 -      Form of Mortgage, Deed of Trust, Deed to Secure Debt and Security
               Agreement and Fixture Filing, each dated June 18, 2003, from each of FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES
               Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM
               Nashville Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P.,
               FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Orlando Hotel,
               L.L.C. and FelCor Hotel Asset Company, L.L.C. (as owner of the
               Orlando-Airport hotel), and FelCor/JPM Wilmington Hotel, L.L.C., as mortgagor, grantor and/or trustor, as applicable, and FCH/DT
               BWI Holdings, L.P. and FCH/DT BWI Hotel, L.L.C., as owner and ground lessee, respectively, of the Maryland hotel, in favor of JPMorgan Chase Bank, as mortgagee, grantee or beneficiary, as applicable, each covering a separate hotel and securing the Loan
               Facility (filed as Exhibit 10.31.1 to FelCor's June 2003 Form
               10-Q and incorporated herein by reference).

10.30.2 -      Promissory Note, dated June 18, 2003, made by FelCor/JPM
               Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C.,
               FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C.,
               FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel,
               L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix
               Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., payable to the order of JPMorgan Chase Bank in the original principal amount of up to $200 million (filed as Exhibit 10.31.2 to FelCor's June
               2003 Form 10-Q and incorporated herein by reference).

10.30.3 -      First Amendment to Note, Loan Agreement, Environmental Indemnity
               Agreement and Other Loan Documents, dated July 31, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES
               Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM
               Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C.,
               FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel,
               L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor Hotel Asset
               Company, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C.,
               DJONT Operations, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing
               II, L.L.C., FelCor/TRS Holdings, L.P., FelCor/JPM LBV Hotel,
               L.L.C., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Mandalay
               Leasing, L.L.C., DJONT/JPM Phoenix

               Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., and FelCor Lodging Limited Partnership, as loan parties, and JPMorgan Chase Bank, as lender (filed as Exhibit 10.31.3 to FelCor's June 2003 Form 10-Q and incorporated herein by reference).

31.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

31.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

        (b)      Reports on Form 8-K:

                 None were issued during the three months ended June 30, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

                                        FELCOR LODGING LIMITED PARTNERSHIP
                                        A Delaware Limited Partnership

                                        By   FelCor Lodging Trust Incorporated
                                             Its General Partner



                                        By:  /s/ Richard J. O'Brien
                                             -----------------------------------
                                                    Richard J. O'Brien
                                               Executive Vice President and
                                                  Chief Financial Officer


                                        By:  /s/ Lester C. Johnson
                                             -----------------------------------
                                                     Lester C. Johnson
                                                 Senior Vice President and
                                               Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT

10.30- Loan Facility Agreement, dated June 18, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., as borrowers, FCH/DT BWI Hotel, L.L.C., as a guarantor, and JPMorgan Chase Bank, as lender, and acknowledged by FelCor Lodging Limited Partnership, relating to the non-recourse secured debt facility with lender for up to $200 million aggregate principal amount (the "Loan Facility") (filed as Exhibit 10.31 to FelCor Lodging Trust Incorporated's ("FelCor") June 2003 Form 10-Q and incorporated herein by reference).

10.30.1- Form of Mortgage, Deed of Trust, Deed to Secure Debt and Security Agreement and Fixture Filing, each dated June 18, 2003, from each of FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C. and FelCor Hotel Asset Company, L.L.C. (as owner of the Orlando-Airport hotel), and FelCor/JPM Wilmington Hotel, L.L.C., as mortgagor, grantor and/or trustor, as applicable, and FCH/DT BWI Holdings, L.P. and FCH/DT BWI Hotel, L.L.C., as owner and ground lessee, respectively, of the Maryland hotel, in favor of JPMorgan Chase Bank, as mortgagee, grantee or beneficiary, as applicable, each covering a separate hotel and securing the Loan Facility (filed as Exhibit 10.31.1 to FelCor's June 2003 Form 10-Q and incorporated herein by reference).

10.30.2- Promissory Note, dated June 18, 2003, made by FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., payable to the order of JPMorgan Chase Bank in the original principal amount of up to $200 million (filed as Exhibit 10.31.2 to FelCor's June 2003 Form 10-Q and incorporated herein by reference).

10.30.3- First Amendment to Note, Loan Agreement, Environmental Indemnity Agreement and Other Loan Documents, dated July 31, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor Hotel Asset Company, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C., DJONT Operations, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing II, L.L.C., FelCor/TRS Holdings, L.P., FelCor/JPM LBV Hotel, L.L.C., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., and FelCor Lodging Limited Partnership, as loan parties, and JPMorgan Chase Bank, as lender (filed as Exhibit 10.31.3 to FelCor's June 2003 Form 10-Q and incorporated herein by reference).

31.1- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

31.2- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

32.1- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.