Form 10-K
period 2003-12-31
FELCOR LODGING L P
filed 2004-03-15
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-3959-01

FelCor Lodging Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2544994 (I.R.S. Employer Identification No.)

545 E. John Carpenter Frwy., Suite 1300, Irving, Texas (Address of principal executive offices)	75062 (Zip Code)

(972) 444-4900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None

     Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

     The aggregate market value of the voting and non voting limited partnership interests held by non-affiliates of the registrant at the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the 2004 Annual Meeting of Stockholders of FelCor Lodging Trust Incorporated filed pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FELCOR LODGING LIMITED PARTNERSHIP

     This Annual Report on Form 10-K contains registered trademarks owned or licensed by companies other than us, including but not limited to Candlewood Suites®, Courtyard by Marriott®, Crowne Plaza®, Disneyland®, Doubletree®, Doubletree Guest Suites®, Embassy Suites Hotels®, Fairfield Inn®, Four Points® by Sheraton, Hampton Inn®, Harvey Hotel®, Harvey Suites®, Hilton®, Hilton Grand Vacations Company®, Hilton Suites®, Holiday Inn®, Holiday Inn & Suites®, Holiday Inn Express®, Holiday Inn Express & Suites®, Holiday Inn Select®, Homewood Suites® by Hilton, InterContinental®, Priority Club®, Sheraton®, Sheraton Suites®, St. Regis®, Staybridge Suites®, The Luxury Collection®, W®, Walt Disney World®, Worlds of Fun® and Westin®.

Part I

Item 1. Business

     At December 31, 2003, FelCor Lodging Limited Partnership and our subsidiaries, or FelCor LP, had a consolidated hotel portfolio of 161 hotels with nearly 45,000 rooms and suites at December 31, 2003. Two of these hotels were subject to firm sale contracts and included in our discontinued operations at year end. The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated, or FelCor, a Maryland corporation, the nation’s second largest hotel real estate investment trust, or REIT. At December 31, 2003, FelCor owned a greater than 95% interest in FelCor LP. Our hotels are located in the United States (33 states) and Canada, with concentrations in Texas (38 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). We own the largest number of Embassy Suites Hotels, Crowne Plaza, Holiday Inn and independently owned Doubletree-branded hotels. We also owned a 50% interest in five hotels that were not included in our consolidated operations at year end. When used in this Annual Report on Form 10-K, “we” refers to FelCor LP and its consolidated subsidiaries, unless otherwise indicated.

     We seek to increase operating cash flow through aggressive asset management and the competitive positioning of our hotels, to maintain a sound and flexible capital structure, and to reposition our portfolio through the sale of non-strategic hotels and reinvestment in newer, higher quality hotels in major urban and resort markets with greater growth potential. The hotels in which we will reinvest sale proceeds are expected to be ones that are affiliated with, or will benefit from affiliation with, one of the premium brands available to us through our strategic brand owner and manager relationships with Hilton Hotels Corporation, or Hilton, InterContinental Hotels Group, or IHG, and Starwood Hotels & Resorts Worldwide Inc., or Starwood.

     At December 31, 2003, we had an aggregate of 62,154,264 redeemable and common units of FelCor LP limited partnership interest outstanding.

Background

     As a result of the passage of the REIT Modernization Act, effective January 1, 2001, we were allowed to own the lessees of our hotels through taxable REIT subsidiaries, or TRSs. In 2001, we acquired our hotel leases from DJONT Operations L.L.C., or DJONT, and IHG.

     Upon acquisition of our hotel leases, we began recording hotel revenues and expenses, rather than just rental revenue, and became exposed to all of the risks and rewards of hotel operations. Under the leases, the rent payable to us would vary only as a result of changes in hotel revenues. By acquiring the leases, our cash flow and net income also vary as a result of changes in the operating margins of our hotels. Through the ownership of our operating lessees, we now consolidate the operating revenues and expenses of 161 of our hotels. The operating revenues and expenses of the five unconsolidated hotels in which we own a 50% interest are accounted for using the equity method.

     Our business is conducted in one reportable segment, which is hospitality. During 2003, we derived 97% of our revenues from hotels located within the United States and the balance from our Canadian hotels.

     Additional information on our business can be found on FelCor’s website at www.felcor.com and in the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

Developments During 2003

     Calendar years 2001 and 2002 produced the first two consecutive years of declining industry revenue per available room, or RevPAR, since such statistics began to be compiled and, in 2003, industry RevPAR improved by only 0.2%, compared to 2002. Primarily as a result of the concentration of our hotels in certain markets, the RevPAR performance of our hotels was below the national average during the period. For the year ended December 31, 2003, the 159 hotels included in our continuing operations experienced a decline in RevPAR of 4.4%, compared to 2002. The decrease in year over year RevPAR resulted in lower revenues at our hotels, decreased operating margin, as a percentage of total revenue, and a reduction in our operating income. During 2003, we also recorded impairment charges totaling $246 million, principally relating to the 18 non-strategic hotels identified in 2003 that we expect to sell over the next two years and the further reduction in estimated fair market value of 17 hotels designated as non-strategic prior to 2003.

     During 2003, we completed a comprehensive review of our investment strategy and hotel portfolio and identified smaller, underperforming hotels, generally in secondary and tertiary markets, that we wished to sell. We started the review process in 2000, prior to the economic downturn, and at that time identified 26 non-strategic hotels for sale. We continued the review of our portfolio in 2002 and identified 27 additional hotels that we intended to sell. Finally, we completed the review of our portfolio in 2003, during which we identified an additional 18 hotels as non-strategic.

     Of the 71 hotels identified as non-strategic from 2000 through 2003, we disposed of 20 hotels prior to 2003, disposed of 16 hotels during 2003 and classified two hotels that were subject to firm sale contracts as “held for sale” at December 31, 2003. We identify hotels as “held for sale,” and include them in our discontinued operations, when we determine that it is probable that the hotel will be sold within the following twelve months. Through March 12, 2004, we had sold the two hotels “held for sale” at December 31, 2003, and two additional non-strategic hotels, receiving gross proceeds of approximately $30 million, and expect to dispose of the remaining 31 non-strategic hotels over the next two years.

     In support of this strategy to dispose of non-strategic hotels, in 2003 we executed an amendment to our management agreement with IHG, which is described in greater detail under “Business Strategy – Non-Strategic Hotels” below. This amendment provides us with the flexibility to sell a number of IHG managed hotels and use the proceeds to pay down debt. In the absence of this amendment, we would have been required to either reinvest the sale proceeds in other IHG managed hotels or pay substantial liquidated damages to IHG.

     During 2003, we completed two financing transactions and sold 16 non-strategic hotels which provided us with sufficient cash and borrowing capacity to meet our foreseeable cash requirements and allowing us to terminate our $50 million line of credit in March 2004. These financing transactions are described in greater detail below.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. Through the date of this filing, there have been no borrowings under this facility, and we have an estimated $174 million of borrowing capacity based on the underwritten cash flows of the 14 hotels currently securing this facility. The amount available to us under this facility will fluctuate, prior to conversion into commercial mortgage backed security (CMBS) loans, depending upon the number of hotels provided as security and the underwritten cash flows of those hotels, from time to time. This non-recourse facility has an initial term of 18 months that can be extended for an additional six months at our option and carries a floating interest rate of LIBOR plus 2.25 to 2.75 percent. The outstanding balances on this loan facility will be converted by the lender into fixed rate or floating rate CMBS loans, and we have a one-time option to convert up to $75 million in borrowings to a floating rate CMBS loan. Upon conversion, the fixed rate loans will have a term of 10 years and any floating rate loans will have a maximum term of five years.

     In April 2003, we entered into a $150 million non-recourse facility consisting of a $115 million first mortgage loan and $35 million of mezzanine financing, at a combined floating interest rate of LIBOR plus 2.50 percent. The mortgage loan is secured by 10 full service hotels. The equity interests in the related special purpose ownership entities secure the mezzanine debt. The first mortgage loan and mezzanine debt mature in May 2006, but may be extended at our option for up to two, one-year periods. The proceeds were used to pay off all then outstanding borrowings under our unsecured line of credit.

     In 2003, by amendment, we reduced our unsecured line of credit commitments from $300 million to $50 million and obtained more relaxed covenant levels. In March 2004, we elected to terminate our line of credit, which is expected to result in the first quarter charge-off of unamortized loan costs of approximately $0.3 million and produce cash savings of approximately $0.4 million during the remainder of 2004. At December 31, 2003, and at the date of termination of the line of credit, there were no borrowings under the line of credit and we were in compliance with all applicable covenants.

     For 2003, we paid preferred distributions of $1.95 per unit on our Series A preferred units and preferred distributions of $2.25 per depository unit on our Series B preferred units. No common distributions were paid during 2003.

The Industry

     Calendar years 2001 and 2002 produced the first two consecutive years of declining industry RevPAR since such statistics began to be compiled. It was in this environment that we began 2003. The following historical data was provided by Smith Travel Research, or STR, a leading provider of industry data, and was obtained from its presentation to the Americas Lodging Investment Summit on January 19, 2004, STR Lodging Review, January 22, 2004, and STR Lodging Review, February, 2004.

     Industry demand during the first quarter of 2003 was adversely affected by a number of factors, including the pending war with Iraq, “Orange Level” travel alerts and the outbreak of Severe Acute Respiratory Syndrome, or SARS. These factors continued to affect the lodging industry during the second quarter, as the crisis in the Middle East culminated in Operation Iraqi Freedom and as medical professionals were working around the globe to curb the spread of SARS. Despite the rapid collapse of the Iraqi regime and the announcement of the end of major combat operations on March 1, “Orange Level” alerts continued to impact travel throughout the year. In July, the industry performance finally started to improve, and RevPAR, a key indicator of hotel market performance, increased above 2002 levels. Driven by slightly higher occupancy, but essentially unchanged average daily rate, or ADR, the full year 2003 finished with RevPAR 0.2% higher than in 2002.

     Overall, the demand for U.S. hotel rooms for the full year 2003 increased 1.6%, while the growth in new supply continued to decline, increasing only 1.3% for the year. Leisure travelers accounted for a significant portion of the increased demand, while business travel remained weak due to the economy’s “jobless recovery” and the limited willingness of businesses to increase travel budgets. Average daily lodging demand in 2003 for weekend nights (Friday and Saturday) was 2.9 million rooms, which is slightly above the prior year. In contrast, average daily weekday demand in 2003 was 2.6 million rooms, which is still below the peak of 2.7 million rooms attained in 2000. Following the decline of demand in 2001 (minus 3.5%) and an almost stagnant year in 2002 (plus 0.6%), the 1.6% increase in demand during 2003 hopefully signals the beginning of a recovery in the industry. Nevertheless, the modest recovery in demand during 2003 was not uniform across the industry, with significant differences in performance between geographic locations and hotel types. Houston, Atlanta and Denver suffered from declines in demand in 2003, compared to the prior year, while Anaheim, Phoenix and San Diego experienced strong increases in demand. Both the Midscale With Food & Beverage and the Economy chain categories, as defined by STR, saw demand decline, while all other categories showed an improvement in demand.

     Growth in the supply of available rooms is a critical factor in determining the health of the lodging industry and in the ability of hotels to raise or sustain rates in a market. The growth rate of available rooms has steadily declined over the last six years, from 3.9% in 1998 to only 1.3% in 2003, and is projected to increase only 1.4% during 2004. This level of growth is the lowest since 1993, and well below the historical 15-year average.

     Many sources predict that 2004 will be a year of substantial recovery for the lodging industry. The U.S. economy’s strong growth in the third and fourth quarters of 2003, together with rebounding corporate profits and a rising stock market, have given us a reason to be hopeful. STR forecasts that RevPAR for the U.S. lodging industry will increase by 4.5% during 2004, assuming that supply growth remains fairly stable and demand achieves expected levels. PricewaterhouseCoopers LLP has been even more optimistic. Their firm, at its presentation to the Americas Lodging Investment Summit on January 19, 2004, forecasted industry RevPAR to increase 5.2% during 2004. However, the road to recovery is unlikely to be uniform across the country, with each market facing its own dynamics between demand and supply.

     During January and February 2004, our 159 hotels included in continuing operations achieved increases in RevPAR, compared to the same months of 2002, of 2.2%, and 1.0%, respectively.

     At December 31, 2003, STR classified hotel chains into six distinct categories: Upper Upscale, Upscale, Midscale With Food & Beverage, Midscale Without Food & Beverage, Economy, and Independents. We own properties in the Upper Upscale (including Doubletree Guest Suites, Doubletree, Embassy Suites Hotels, Sheraton and Westin hotels), Upscale (including Crowne Plaza and Homewood Suites), and Midscale With Food & Beverage (including Holiday Inn and Holiday Inn Select hotels) categories, from which we derived approximately 98% of our hotel operating profit in 2003, with Upper Upscale all-suite hotels providing approximately 55% of our hotel operating profit.

     STR also categorizes hotels based upon their relative market positions, as measured by their ADR, as Luxury, Upscale, Midprice, Economy and Budget. The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for the hotels in which we held an ownership interest, as well as all Upscale U.S. hotels, all Midprice U.S. hotels and all U.S. hotels, as reported by STR, for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Number of FelCor Hotels	166	183	183	186	188
Occupancy:
FelCor hotels (1)	62.0%	62.1%	63.9%	70.4%	68.2%
All Upscale U.S. hotels (2)	61.5	61.6	61.8	65.1	64.9
All Midprice U.S. hotels (3)	57.5	57.2	58.4	61.7	61.1
All U.S. hotels	59.2	59.1	60.1	63.7	63.1
ADR:
FelCor hotels (1)	$94.48	$96.84	$102.18	$104.42	$100.72
All Upscale U.S. hotels (2)	91.14	91.78	92.84	94.07	87.45
All Midprice U.S. hotels (3)	68.00	68.38	69.60	69.22	64.89
All U.S. hotels	83.28	83.35	84.85	86.04	81.29
RevPAR:
FelCor hotels (1)	$58.59	$60.16	$65.34	$73.73	$68.93
All Upscale U.S. hotels (2)	56.04	56.53	57.38	69.24	56.76
All Midprice U.S. hotels (3)	39.11	39.09	40.65	42.71	39.65
All U.S. hotels	49.34	49.24	50.99	54.81	51.29

(1)	Information is historical, including periods prior to ownership by FelCor.

(2)	This category includes hotels in the “Upscale” price level, defined by STR as hotels with ADRs in the 70th to 85th percentiles in their respective markets.

(3)	This category includes hotels in the “Midprice” level, defined by STR as hotels with ADRs in the 40th to 70th percentiles in their respective markets.

Business Strategy

     We have identified three long term strategic objectives: growth in our earnings; improvement in our return on invested capital; and a reduction in our overall financial leverage. In order to achieve these strategic objectives, our business strategy is to: dispose of non-strategic hotels; acquire hotels that meet our refined investment strategy; improve the competitive positioning of our core hotels through aggressive asset management and the judicious application of capital; and pay down debt through a combination of operational cash flow (which should become available as the lodging industry recovers), the sale of non-strategic hotels and, if appropriate, other capital transactions.

Non-Strategic Hotels

     In 2003, we completed a comprehensive review (that began in 2000) of our investment strategy and of our existing hotel portfolio, as a result of which we decided to sell certain under-performing smaller hotels in secondary and tertiary markets, markets with high supply growth, and markets in which we had an undesirable concentration, such as Dallas. We had identified 53 hotels as being non-strategic by the end of 2002, and we identified an additional 18 non-strategic hotels during 2003. At December 31, 2003, we had disposed of 36 of the hotels so identified, had two hotels under firm contracts of sale with non-refundable deposits (which were classified as “held for sale” and included in our discontinued operations) and had 33 remaining hotels identified for sale over the following two years. As a result of our decision to undertake the sale of these non-strategic hotels, we recorded impairment charges totaling $158 million during 2002 and $246 million during 2003 to reflect the difference between the book value and the then estimated fair market value of these hotels.

     Following preliminary discussions with FelCor’s board of directors on a proposed investment strategy, as part of our ongoing development of a long term strategic plan, in December 2002, FelCor made an initial recommendation to its board of directors that 33 hotels be designated as non-strategic and that efforts be initiated to sell these hotels. Six of these 33 hotels had been identified for sale in prior periods and were included in the hotels for which an impairment loss of $7 million was recorded in 2001. As a result of its board of directors’ approval of this recommendation, it was determined that it was more likely than not that these 33 hotels would be sold or otherwise disposed of significantly before the end of their previously estimated useful life, triggering an impairment test on these hotels, in accordance with Statement of Financial Accounting Standards, or SFAS, 144. As a result of the impairment test, it was determined that an impairment existed with respect to 20 of the 33 hotels tested. Accordingly, an impairment charge was taken in 2002 on these 20 hotels in an amount equal to $158 million, being the difference between their book value and our then current estimate of their fair market value.

     Under the management agreement entered into with IHG in July 2001, we were obligated to reinvest the net proceeds from the sale of any IHG managed hotel in other IHG managed hotels or pay substantial liquidated damages to IHG, which made it impractical to sell certain hotels that might otherwise be considered non-strategic. In September 2003, we completed an amendment to the IHG management agreement covering 78 of our hotels, pursuant to which we extended the term of the management contracts on 27 hotels from 2013 to 2018 and, in exchange, we received from IHG a credit of approximately $25 million, subject to increase under certain circumstances, to apply to the satisfaction of the liquidated damages otherwise payable to IHG upon the sale of 35 IHG managed hotels. We agreed that the proceeds of hotel sales for which the credit was utilized would be applied to the reduction of our debt. In the third quarter of 2003, as a result of this amendment, we identified an additional 11 IHG managed hotels as non-strategic and took an impairment charge in the amount of $121 million in the third quarter of 2003 with respect to those hotels, and certain other previously identified non-strategic hotels, to reduce their book values to our then current estimates of their fair market value. Through 2003, we utilized approximately $9 million of the $25 million credit available to us and currently expect to use the balance of this credit during 2004 as a result of IHG hotel sale proceeds in the range of $58 to $126 million. Following the full utilization of this credit, we will again be required to reinvest the proceeds from the sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial termination fees.

     In the fourth quarter of 2003, FelCor completed its analysis of other potential sale candidate hotels and recommended to its board of directors a list of seven additional hotels to be considered non-strategic. As a result of FelCor’s board of directors designation of these hotels to be non-strategic, we concluded that it was more likely than not these seven hotels would be sold significantly before the end of their previously estimated useful life, triggering an impairment test in accordance with SFAS 144. As a result of the impairment test, an impairment charge in the amount of $125 million was taken on all seven hotels, and certain other previously identified non-strategic hotels, to reduce their book values to our then current estimates of their fair value.

     At December 31, 2003, we had 161 hotels included in our consolidated operations, including the two that were classified as “held for sale” and included in discontinued operations, and we had 33 remaining hotels that had been identified as non-strategic. Also included in our discontinued operations at December 31, 2003, were 16 hotels disposed of during 2003. Disposition proceeds from the 16 non-strategic hotels and two parking garages sold during 2003 totaled approximately $125 million.

     Through March 12, 2004, we had sold the two hotels “held for sale” at December 31, 2003, and two additional non-strategic hotels, receiving gross proceeds of approximately $30 million, and we expect to dispose of the remaining 31 non-strategic hotels over the next two years. We expect the aggregate gross sale proceeds from the 35 non-strategic hotels owned by us at December 31, 2003, to be approximately $250 million.

     The 33 non-strategic hotels included in our continuing operations at December 31, 2003, represented 20 percent of the rooms in our hotel portfolio, but less than nine percent of our consolidated hotel operating profit in 2003. The 2003 operating margin for these 33 non-strategic hotels was 17.9%, compared to 30.6% for the remainder of our portfolio.

Refined Investment Strategy

     We have begun to consider the acquisition of hotels that meet our refined investment strategy. We plan to focus our acquisition efforts on higher quality hotels in markets with significant barriers to entry, such as central business districts and resort locations. We anticipate that this focus will lead to an increase in the number of our upper upscale properties, group and resort destination properties, and greater diversification of our portfolio by geographic location, brand, and customer base. In keeping with this strategy, in March 2004, we purchased the 132-room Santa Monica Holiday Inn. This hotel has a premier location across from the Santa Monica Pier and the Santa Monica beaches and will continue to be operated as a full service upscale hotel because of the high room rates charged in this market.

Improving the Competitive Positioning of Our Hotels

     We seek to improve the competitive position of our hotels through aggressive asset management and maintenance of strong relationships with our brand-owner managers. While REIT requirements prohibit us from directly managing our hotels, we work closely with our brand-owner managers to actively monitor and review hotel operations. We strongly urge our managers to implement best practices in expense management at our hotels, and we strive to influence brand strategy on marketing and revenue enhancement programs. Consistent with our commitment to position our hotels for a recovery in the lodging industry, we have continued making both revenue enhancing and maintenance capital improvements at our hotels. During 2003, we spent an aggregate of $68 million on capital expenditures, including our pro rata share of capital improvements made by our unconsolidated joint ventures. Additionally, in 2003 we spent 7.3% of our hotel room revenue on repair and maintenance expenditures.

Paydown of Debt

     We are committed to pay down our debt, while maintaining short-term liquidity. At December 31, 2003, we had cash balances of $246 million and undrawn commitments under a secured debt facility of $174 million. Our cash balances included $25 million held under our hotel management agreements to meet our hotel minimum working capital requirements and $14 million held in escrow under certain of our debt agreements. Our secured debt facility and excess cash more than cover the $175 million of senior notes that mature in October 2004, which leaves us with no other significant nonextendable debt maturities until 2007 when $125 million in senior notes matures. We will continue to seek opportunities to acquire or pay down our debt on an economically sound basis.

Strategic Relationships

     We benefit from our brand-owner and manager alliances with Hilton Hotels Corporation (Embassy Suites Hotels, Hilton and Doubletree), InterContinental Hotels Group PLC (Crowne Plaza and Holiday Inn) and Starwood Hotels & Resorts Worldwide, Inc. (Sheraton and Westin). These relationships enable us to work effectively with our managers to maximize operating margins and operating cash flow from our hotels.

•	Hilton Hotels Corporation (www.hiltonworldwide.com) is recognized internationally as a preeminent hospitality company. Hilton develops, owns, manages or franchises more than 2,000 hotels and resorts, including more than 334,000 rooms, in 50 states and the District of Columbia. Its portfolio includes many of the world’s best known and most highly regarded hotel brands, including Hilton, Doubletree, Embassy Suites Hotels, Hampton Inn, Homewood Suites by Hilton and Hilton Grand Vacations Company among others. Subsidiaries of Hilton managed 66 of our hotels at December 31, 2003. Hilton is a 50% partner in joint ventures with us in the ownership of 12 hotels and the development of a residential luxury condominium, and is the holder of a 10% equity interest in certain of our consolidated subsidiaries owning six hotels.

•	InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom, owns, manages, leases or franchises, through various subsidiaries, more than 3,400 hotels and 530,000 guest rooms in nearly 100 countries and territories around the world. IHG owns a portfolio of well recognized and respected hotel brands including InterContinental, Crowne Plaza, Holiday Inn, Holiday Inn Express, Staybridge Suites, and Candlewood Suites. Building on more than 50 years of innovation, IHG has contributed to a wide-range of industry “firsts.” Among these innovations, IHG was the first hotel company to recognize and reward customer loyalty through a customer frequency program, Priority Club Rewards, and the first hotel company to receive reservations via the Internet. Subsidiaries of IHG managed 70 of our hotels at December 31, 2003, and also own approximately 17% of FelCor’s outstanding common stock.

•	Starwood Hotels & Resorts Worldwide, Inc. (www.starwood.com) is one of the leading hotel and leisure companies in the world with more than 740 properties in more than 80 countries and 105,000 employees at its owned and managed properties. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including: St. Regis, The Luxury Collection, Sheraton, Westin, Four Points by Sheraton and W brands. Subsidiaries of Starwood managed 11 of our hotels at December 31, 2003. Starwood is a 40% joint venture partner with us in the ownership of two hotels and a 50% joint venture partner with us in the ownership of one hotel.

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

Environmental Matters

     We customarily obtain a Phase I environmental survey from an independent environmental consultant before acquiring a hotel. The principal purpose of a Phase I survey is to identify indications of potential environmental contamination for which a property owner may have liability and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The Phase I surveys of our hotels were designed to meet the requirements of the then current industry standards governing Phase I surveys, and consistent with those requirements, none of the surveys involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, their assessment of environmental regulatory compliance issues was general in scope and was not a detailed determination of the hotel’s complete environmental compliance status. Similarly, the surveys did not involve comprehensive analysis of potential offsite liability. The Phase I survey reports did not reveal any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such liability. Nevertheless, it is possible that these reports do not reveal or accurately assess all environmental liabilities and that there are material environmental liabilities of which we are unaware.

     We believe that our hotels are in compliance, in all material respects, with all federal, state, local and foreign laws and regulations regarding hazardous substances and other environmental matters, the violation of which would have a material adverse effect on us. We have not been notified by any governmental authority or private party of any noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our current or former properties that we believe would have a material adverse effect on our business, assets or results of operations. However, obligations for compliance with environmental laws that arise or are discovered in the future may adversely affect our financial condition.

Tax Status

     FelCor elected to be taxed as a REIT under the federal income tax laws, commencing with its initial taxable year ended December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. In connection with FelCor’s election to be taxed as a REIT, FelCor’s charter imposes restrictions on the ownership and transfer of shares of its common stock. We expect to make distributions on our units sufficient to enable FelCor to meet its distribution obligations as a REIT. As a result of the passage of the REIT Modernization Act, in 2001 we acquired or terminated all of our hotel leases and contributed them to TRSs. These TRSs are subject to both federal and state income taxes.

Employees

     We have no employees. FelCor as our sole general partner performs our management function. Mr. Thomas J. Corcoran, Jr., FelCor’s President and Chief Executive Officer, entered into an employment agreement with FelCor in 1994 that continues in effect until December 31, 2004, and automatically renews for successive one-year terms unless terminated by either party. All of FelCor’s executive officers, including Mr. Corcoran, have change in control contracts that renew annually. FelCor had 66 full-time employees at December 31, 2003.

     All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by us and are not our employees.

Cautionary Factors That May Affect Future Results

     Certain statements and analyses contained in this Annual Report on Form 10-K or that may in the future be made by, or be attributable to, us, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements or in our historical results. Each of the following factors, among others, could adversely affect our ability to meet the current expectations of management.

Future terrorist activities and United States military involvement in the Middle East and elsewhere may adversely affect, and create uncertainty in, our business

     The terrorist attacks of September 11, 2001, caused a significant disruption in travel-related businesses in the United States. Consistent with the rest of the lodging industry, we experienced substantial declines in occupancy and ADR due to a decline in both business and leisure travel in 2001 and throughout 2002. In 2003, the continuing sluggish economy, the crisis in the Middle East culminating in Operation Iraqi Freedom, continued U.S. military involvement in the Middle East and ongoing threats of terrorism acted to restrict travel and lodging demand. Another act of terrorism in the United States, protracted or expanded U.S. military involvement in the War on Terrorism, heightened “Threat Levels,” contractions in the airline industry, or increased security precautions making air travel more difficult could limit or delay any recovery, or result in further decreases, in travel and adversely affect our business. We are unable to predict with certainty when or if travel and lodging demand will be fully restored to historically normal levels. The factors described above, as well as other political or economic events, may limit or delay any recovery in the lodging industry, thereby extending the already lengthy period of uncertainty that has adversely affected the lodging industry, including us, as a result of reduced public travel.

Our financial leverage is high and is exacerbated by depressed operating cash flows

     At December 31, 2003, our consolidated debt of $2.0 billion equaled 67% of our total market capitalization. The decline in our revenues and cash flow from operations during 2001, 2002 and 2003, have adversely affected our public debt ratings and may limit our access to additional debt capital. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to debt financing could adversely affect our ability to fund such activities and programs in the future.

     At December 31, 2003, we had approximately $2.0 billion in consolidated debt, of which approximately $842 million was secured by mortgages or capital leases. Due to the depressed operating cash flow from our remaining unencumbered hotels, we are limited in the amount of additional secured indebtedness we can obtain.

     The economic slowdown, which began in early 2001 and which was exacerbated by the terrorist attacks of September 11, 2001, has resulted in consecutive declines in our RevPAR during 2001, 2002 and 2003, compared to the prior years. If RevPAR worsens, or continues at current levels for a protracted period of time, it could have a material adverse effect on our operations and earnings, including our ability to pay dividends and service our debt.

     Our financial leverage could have important consequences. For example, it could:

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain additional or continued financing;

•	increase our vulnerability to adverse economic and industry conditions, as well as to fluctuations in interest rates;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, the payment of dividends or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	place us at a competitive disadvantage, compared to our competitors that have less debt.

We have restrictive debt covenants that could adversely affect our ability to run our business

     The indentures governing our existing senior unsecured notes contain various restrictive covenants and incurrence tests including, among others, provisions that can restrict our ability to:

•	incur indebtedness;

•	incur secured indebtedness;

•	make common and preferred distributions;

•	make investments;

•	engage in transactions with affiliates;

•	incur liens;

•	merge or consolidate with another person;

•	dispose of all or substantially all of our assets; and

•	permit limitations on the ability of our subsidiaries to make payments to us.

     These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.

     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required to meet FelCor’s REIT qualification test; repurchase units; or merge. As of the date of this filing, we have satisfied all such tests, however, under the terms of two of our indentures, we are prohibited from repurchasing any of our units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Our current debt-to-EBITDA ratio exceeds that ratio and is expected to do so for the foreseeable future. Accordingly, we are prohibited from purchasing any of our units, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other partnership units.

     If actual operating results fail to meet our current expectations, as reflected in our public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from utilizing the undrawn amounts currently available to us under our $174 million secured debt facility, except to repay or refinance maturing debt with similar priority in the capital structure, and may be prohibited from, among other things, incurring any additional indebtedness or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2004, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2004 and, accordingly, could pay no distributions on our common units.

     Our failure to timely satisfy any judgment or recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

Conflicts of interest could adversely affect our business

     Certain FelCor directors. At December 31, 2003, IHG managed 70 of our hotels. Richard C. North, who joined FelCor’s board during 1998, is the Chief Executive Officer of IHG, which, through its affiliates, owns approximately 17% of FelCor’s outstanding common stock.

     Issues may arise under the management contracts, and in the allocation of acquisition and management opportunities, that present conflicts of interest due to the relationship of Mr. North to the companies with which he is associated. For example, in the event we decide to sell additional hotels currently managed by IHG, or enter into new or additional hotel management contracts or other transactions with IHG, the interests of Mr. North, by virtue of his relationship with IHG, may conflict with our interests. Any increase in management fees payable to IHG may decrease our profits to the benefit of IHG. Also, in the selection of brands under which our hotels will be operated, Mr. North, by virtue of his relationship with IHG, may have interests that conflict with our interests.

     We anticipate that any director who has a conflict of interest with respect to an issue presented to the FelCor board will abstain from voting upon that issue, although he or she will have no legal obligation to do so. FelCor has no provisions in its bylaws or charter that require an interested director to abstain from voting upon an issue. It does not expect to add provisions in its charter and bylaws to this effect. Although each director has a fiduciary duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director’s participation in the meeting and discussion of an issue in which he or companies with which he is associated have an interest could influence the votes of other directors regarding the issue.

     For information regarding the management agreements entered into by us with IHG and others, reference is made to the description of these agreements under the caption “Management Agreements” in Item 2 of this Annual Report on Form 10-K.

     Adverse tax consequences to affiliates on a sale of some hotels. Mr. Corcoran and Mr. Robert A. Mathewson, a director of FelCor, may incur additional tax liability if we sell our investments in six hotels that we acquired in July 1994 from partnerships in which they were investors. Consequently, our interests could differ from Messrs. Corcoran’s and Mathewson’s interests in the event that we consider a sale of any of these hotels. Decisions regarding a sale of any of these six hotels must be made by a majority of FelCor’s independent directors.

We will encounter industry related risks that may adversely affect our business

     The economic slowdown has had a significant adverse effect on our RevPAR performance and earnings. If it worsens or continues, the effects on our financial condition could be material. We have experienced declines in RevPAR, beginning in March 2001 and continuing through 2003. A sharp reduction in business travel was the primary cause of the RevPAR decline. The decreased occupancies led to declines in room rates as hotels competed more aggressively for guests. Both of these factors have had a significant adverse effect on our RevPAR, operating margins and earnings. On a national basis, the hotel industry experienced a RevPAR decline of 6.6% for the year ended December 31, 2001 and of 2.5% for the year ended December 31, 2002, and achieved a minimal increase of 0.2% for the year ended December 31, 2003. Primarily as a result of the concentration of our hotels in certain markets, the RevPAR performance of our hotels was below the national average. If the economic slowdown worsens, or continues for a protracted period of time, or if the markets in which we have significant concentrations should fail to participate in any recovery in the industry, it could have a material adverse effect on our operations, earnings and financial condition.

     Investing in hotel assets involves special risks. We have invested in hotel-related assets, and our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

•	competition from other hotels;

•	construction of more hotel rooms in a particular area than needed to meet demand;

•	increases in energy costs and other travel expenses and inconveniences that reduce business and leisure travel;

•	adverse effects of declines in general and local economic activity;

•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

     We could face increased competition. Each of our hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been or may be built in a number of the geographic areas in which our hotels are located, which could adversely affect the results of operations of these hotels. An oversupply of hotel rooms could adversely affect both occupancy and rates in the markets in which our hotels are located. A significant increase in the supply of Midprice, Upscale and Upper Upscale hotel rooms and suites, if demand fails to increase at least proportionately, could have a severe adverse effect on our business, financial condition and results of operations.

     We face reduced coverages and increased costs of insurance. In an effort to keep our cost of insurance within reasonable limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. Our terrorism insurance policy has both per occurrence and aggregate limits of $50 million. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 75 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible. Our property insurance has a $100,000 all risk deductible, a deductible of 2% of insured value for named windstorm coverage and a deductible of 5% of insured value for California earthquake coverage. Should such uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results, cash flows and financial condition.

     We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2003, approximately 58% of our hotel rooms were located in, and 52% of our 2003 hotel operating profits were generated from, four states: California, Florida, Georgia and Texas. Additionally, we have concentrations in three major metropolitan areas, Atlanta, the San Francisco Bay Area and Dallas, which together represented approximately 21% of our hotel operating profits for the year ended December 31, 2003. Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas will have a greater adverse effect on us than on the industry as a whole.

     We currently have 31 hotels that have been designated as non-strategic and that we intend to dispose of within the next two years. We may be unable to sell these hotels at acceptable prices, or at all, within the proposed time frame. If we are unable to sell these hotels at anticipated prices, we may realize additional losses upon sale. Furthermore, if we are unable to sell these hotels at all or within the anticipated time frame, our ability to reduce debt and reposition our portfolio would be adversely affected. Even if we are successful in selling these hotels as contemplated, if we fail to reinvest the net proceeds in a manner that will generate returns equal to, or better than, the hotels sold, our results of operations will be adversely affected.

     Sale of IHG managed hotels could result in liquidated damages or reinvestment requirements. Although we amended our IHG management agreement to extend contracts for 27 hotels in exchange for a $25 million credit to apply to the satisfaction of the termination fees due from the sale of 35 of our IHG managed hotels, the sale of other IHG managed hotels will still trigger termination fees or reinvestment requirements. Additionally, following the full utilization of this credit, which we currently expect to occur during 2004, we will again be required to reinvest the proceeds from the sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial termination fees.

     We are subject to possible adverse effects of franchise and licensing agreement requirements. Substantially all of our hotels are operated under existing franchise or license agreements with nationally recognized hotel brands. Each agreement requires that the licensed hotel be maintained and operated in accordance with specific standards and restrictions in order to maintain uniformity within the franchisor system. Compliance with these standards, and changes in these standards, could require us to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to make distributions to our unitholders and payments on our indebtedness. At March 8, 2004, there were unsatisfied demands from brand owners with respect to three of our hotels that we make certain capital improvements to such hotels or that the applicable franchise or license could be terminated. We have agreed with the brand owner on an improvement plan for one of these hotels, are in the process of developing an improvement plan for one of these hotels and are in discussions with the brand owner regarding the asserted default at the third hotel. It is likely that a few additional such claims of default will be received during the remainder of the first quarter of 2004. No assurance can be provided that we will be able to timely satisfy all of these capital requirements or that, if satisfied, that additional requirements will not be imposed.

     If such a franchise or license agreement terminates due to our failure to make required improvements, we may be liable to the brand manager or franchisor for a termination payment. These termination payments vary by agreement and hotel. The loss of a substantial number of brand licenses, and the related termination payments, could have a material adverse effect on our business because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the brand manager or franchisor. Our franchise agreements also expire or terminate, subject to certain specified renewal rights, at various times. As a condition of the renewal or extension of the franchise agreements, the brand owner may require the payment of substantial fees and may require substantial capital improvements to be made to the hotels for which we would be responsible. During the next five years, the franchise or license agreements applicable in respect of 17 of our hotels are scheduled to expire in accordance with their terms.

     We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand. The following percentages of our hotels’ operating profit were generated by hotels operated under each of the indicated brands during the year ended December 31, 2003:

			% of 2003 Hotel
		Hotels	Operating Profit
•	Embassy Suites Hotels	56	46%
•	Holiday Inn-branded hotels	48	25%
•	Crowne Plaza	15	7%
•	Sheraton-branded	10	9%
•	Doubletree-branded hotels	10	6%

     Should any of these brands suffer a significant decline in popularity with the traveling public, it could adversely affect our revenues and profitability.

     We are subject to the risks of hotel operations. Through our ownership of the lessees of our hotels, we are subject to the risk of fluctuating hotel operating expenses at our hotels, including but not limited to:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	the costs of gas and electricity;

•	the costs of insurance, including health, general liability and workers compensation; and

•	other operating expenses.

In addition, we are subject to the risks of a decline in operating margins, which occur when hotel operating expenses increase disproportionately to revenues. These operating expenses and margins are more difficult to predict and control than revenue, resulting in an increased risk of volatility in our results of operations.

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

     We lack control over the management and operations of our hotels. We are dependent on the ability of independent third party managers to operate and manage our hotels. In order to maintain FelCor’s REIT status, we cannot operate our hotels or any subsequently acquired hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, the salary and benefits provided to hotel employees, the conduct of food and beverage operations and similar matters.

Our ability to grow or sustain our business may be limited by our ability to attract debt or equity financing and we may have difficulty accessing capital on attractive terms

     We may not be able to fund future growth and operations solely from cash provided from operating activities because of recent declines in cash flows and our obligation to fund FelCor’s requirement to distribute at least 90% of its taxable income each year to maintain its status as a REIT. Consequently, we may be forced to rely upon the proceeds of hotel sales or the availability of debt or equity capital to fund hotel acquisitions and necessary capital improvements, and we may be dependent upon our ability to attract debt financing from public or institutional lenders. The capital markets have been, and in the future may be, adversely affected by various events beyond our control, such as the U.S. military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies, such as Enron Corp. Similar events, such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future growth and operations, or to pay or refinance existing debt, at an acceptable cost, or at all.

We own and may acquire interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements

     We own, through our subsidiaries, interests in several real estate joint ventures with third parties. Joint ventures that are not consolidated into our financial statements, own a total of 20 hotels, in which we have an aggregate investment of approximately $117 million. The operations of 15 of these hotels are included in our consolidated results of operations due to our ownership of the lessee of these hotels. None of FelCor’s directors or officers holds any interest in any of these ventures. The ventures and hotels were subject to non-recourse mortgage loans aggregating approximately $214 million at December 31, 2003. Additionally, one joint venture had entered into a $98 million construction loan to finance the construction of a residential condominium development. That construction loan has been guaranteed equally, on a several basis, by us and Hilton, our joint venture partner. At December 31, 2003, there was $61 million outstanding on this loan, of which we had guaranteed our pro rata share of $31 million at December 31, 2003.

     The personal liability of our subsidiaries under existing non-recourse loans secured by the hotels of our joint ventures is generally limited to the guaranty of the borrowing ventures’ personal obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the ventures and other typical exceptions from the non-recourse covenants in the mortgages, such as those relating to environmental liability. We may invest in other ventures in the future that own hotels and have recourse or non-recourse debt financing. If a venture defaults under its mortgage loan, the lender may accelerate the loan and demand payment in full before taking action to foreclose on the hotel. As a partner or member in any of these ventures, our subsidiary may be exposed to liability for claims asserted against the venture, and the venture may not have sufficient assets or insurance to discharge the liability.

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

We are subject to potential tax risks

     The federal income tax laws governing REITs are complex. FelCor has operated and intends to continue to operate in a manner that is intended to enable it to qualify as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, FelCor cannot be certain that it has been, or will continue to be, successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT.

     Failure to make required distributions would subject FelCor to tax. Each year, a REIT must pay out to its stockholders at least 90% of its taxable income, other than any net capital gain. To the extent that FelCor satisfies the applicable distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed taxable income. In addition, it will be subject to a 4% nondeductible tax if the actual amount it pays out to its stockholders in a calendar year is less than the minimum amount specified under federal tax laws. FelCor’s only source of funds to make such distributions comes from distributions from us. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy the applicable distribution requirement and to avoid corporate income tax and the 4% tax in a particular year.

     Failure to qualify as a REIT would subject FelCor to federal income tax. If FelCor fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income. We might need to borrow money or sell hotels in order to distribute to FelCor the funds to pay any such tax. If FelCor ceases to be a REIT, it no longer would be required to distribute most of its taxable income to its stockholders. Unless its failure to qualify as a REIT were excused under federal income tax laws, FelCor could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

     A sale of assets acquired from Bristol Hotel Company, or Bristol, within ten years after the merger may result in FelCor incurring corporate income tax. If we sell any asset acquired from Bristol within ten years after our 1998 merger with Bristol, and FelCor recognizes a taxable gain on the sale, FelCor will be taxed at the highest corporate rate on an amount equal to the lesser of:

•	the amount of gain recognized at the time of the sale; or

•	the amount of gain that FelCor would have recognized if we had sold the asset at the time of the Bristol merger for its then fair market value.

     The sales of Bristol hotels that have been made to date have not resulted in any material amount of tax liability to FelCor. If we are successful in selling the hotels that we have designated as non-strategic, the majority of which are Bristol hotels, FelCor could incur corporate income tax with respect to the related built in gain. At the current time, FelCor believes that it will be able to avoid any substantial built in gain tax on these sales through offsetting built in losses, like kind exchanges and other tax planning strategies.

Departure of key personnel, including Mr. Corcoran, could adversely affect our future operating results

We will encounter risks that may adversely affect real estate ownership

     General Risks. Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

•	adverse changes in general or local economic or real estate market conditions;

•	changes in zoning laws;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in assessed valuation and real estate tax rates;

•	increases in the cost of property insurance;

•	governmental regulations and fiscal policies;

•	the potential for uninsured or underinsured property losses;

•	the potential that we are unable to meet all requirements under the Americans with Disabilities Act;

•	the impact of environmental laws and regulations; and

•	other circumstances beyond our control.

     Moreover, real estate investments are relatively illiquid, and we may not be able to adjust our portfolio in a timely manner to respond to changes in economic and other conditions.

     Compliance with environmental laws may adversely affect our financial condition. Owners of real estate are subject to numerous federal, state, local and foreign environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for the costs of remediating hazardous substances found on its property, whether or not it was responsible for their presence. In addition, if an owner of real property arranges for the disposal of hazardous substances at another site, it may also be liable for the costs of remediating the disposal site, even if it did not own or operate the disposal site. Such liability may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances, including asbestos-containing materials, into the environment. Environmental laws and regulations may require us to incur substantial expenses and limit the use of our properties. We could have substantial liability for a failure to comply with applicable environmental laws and regulations, which may be enforced by the government or, in certain instances, by private parties. The existence of hazardous substances on a property can also adversely affect the value of, and the owner’s ability to use, sell or borrow against, the property.

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

     Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We believe that our hotels substantially comply with the requirements of the Americans with Disabilities Act and other applicable laws. However, a determination that the hotels are not in compliance with such laws could result in liability for both governmental fines and payments to private parties. If we were required to make unanticipated major modifications to the hotels to comply with the requirements of the Americans with Disabilities Act and other similar laws, it could adversely affect our ability to make distributions to our stockholders and to pay our obligations.

FelCor’s charter contains limitations on ownership and transfer of shares of its stock that could adversely affect attempted transfers of FelCor’s common stock

     To maintain FelCor’s status as a REIT, no more than 50% in value of its outstanding stock may be owned, actually or constructively, under the applicable tax rules, by five or fewer persons during the last half of any taxable year. FelCor’s charter prohibits, subject to some exceptions, any person from owning more than 9.9%, as determined in accordance with the Internal Revenue Code and the Exchange Act, of the number of outstanding shares of any class of its stock. FelCor’s charter also prohibits any transfer of its stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in its failure to qualify as a REIT. Any attempted transfer of shares in violation of the charter prohibitions will be void, and the intended transferee will not acquire any right in those shares. FelCor has the right to take any lawful action that it believes necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve its status as a REIT, including refusing to recognize any transfer of stock in violation of its charter.

Some provisions in its charter and bylaws and Maryland law make a takeover of FelCor more difficult

     Ownership Limit. The ownership and transfer restrictions of FelCor’s charter may have the effect of discouraging or preventing a third party from attempting to gain control of FelCor without the approval of FelCor’s board of directors. Accordingly, it is less likely that a change in control, even if beneficial to partners could be effected without the approval of FelCor’s board.

     Staggered Board. FelCor’s board of directors is divided into three classes. Directors in each class are elected for terms of three years. As a result, the ability of stockholders to effect a change in control of FelCor through the election of new directors is limited by the inability of stockholders to elect a majority of its board at any particular meeting.

     Authority to Issue Additional Shares. Under FelCor’s charter, its board of directors may issue preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by FelCor’s board that may delay or prevent a change in control of FelCor, even if the change is in the best interests of its stockholders or our partners. FelCor currently has outstanding 5,980,475 shares of its Series A preferred stock and 67,758 shares, represented by 6,775,800 depositary shares, of its Series B preferred stock. FelCor has contributed the proceeds of all of its preferred stock to us in exchange for preferred units. The preference on these units is the same as FelCor’s preferred stock. The preferred stock and units reduce the amount of distributions available, and has distribution, liquidation and other rights superior, to the holders of FelCor’s common stock and our common units.

     Maryland Takeover Statutes. As a Maryland corporation, FelCor is subject to various provisions under the Maryland General Corporation Law, including the Maryland business combination statute, that may have the effect of delaying or preventing a transaction or a change in control that might involve a premium price for the stock or otherwise be in the best interests of stockholders. Under the Maryland business combination statute, some “business combinations,” including some issuances of equity securities, between a Maryland corporation and an “interested stockholder,” which is any person who beneficially owns 10% or more of the voting power of the corporation’s shares, or an affiliate of that stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Any of these business combinations must be approved by a stockholder vote meeting two separate super majority requirements unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the statute, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. FelCor’s charter currently provides that the Maryland control share statute will not apply to any of its existing or future stock. That statute may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. To the extent these or other laws are applicable to FelCor or us, they may have the effect of delaying or preventing a change in control of FelCor even though beneficial to FelCor’s stockholders or our partners.

Item 2. Properties

     We own a diversified portfolio of nationally branded, upscale and full-service hotels managed by the brand owners, which are Hilton, IHG, and Starwood. We are competitively positioned, with a strong management team, brand manager alliances, diversified upscale and full-service hotels, and value creation expertise.

     We consider our hotels, generally, to be high quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are located in 33 states and Canada, and are situated primarily in major markets near airport, suburban or downtown areas. The following tables illustrate the distribution of our 159 consolidated hotels included in continuing operations at December 31, 2003.

			% of	% of 2003 Hotel
Top Markets	Hotels	Rooms	Total Rooms	Operating Profit(b)
Dallas	16	4,885	11%	7%
Atlanta	12	3,514	8	8
San Francisco Bay Area	9	3,255	7	6
Houston	8	1,969	4	3
Orlando	6	2,220	5	4
Los Angeles Area	5	1,363	3	4
Boca Raton/Ft. Lauderdale	4	1,118	3	4
Chicago	4	1,239	3	4
Minneapolis	4	955	2	3
Phoenix	4	1,016	2	3
Philadelphia	3	1,174	3	3
New Orleans	2	746	2	4
San Diego	1	600	1	3

			% of	% of 2003 Hotel
Top Four States	Hotels	Rooms	Total Rooms	Operating Profit(b)
Texas	38	10,251	23%	16%
California	19	6,026	14	17
Florida	16	5,346	12	11
Georgia	14	3,868	9	8

			% of	% of 2003 Hotel
Location	Hotels	Rooms	Total Rooms	Operating Profit(b)
Suburban	71	18,135	41%	39%
Urban	32	10,411	24	27
Airport	30	9,206	21	22
Highway	14	2,862	6	3
Resort	12	3,678	8	9

Categories as defined by			% of	% of 2003 Hotel
Smith Travel Research	Hotels	Rooms	Total Rooms	Operating Profit(b)
Upscale all-suite	71	17,325	39%	55%
Full service	48	15,655	35	26
Upscale	27	9,232	21	17
Limited service	13	2,080	5	2

			% of	% of 2003 Hotel
	Hotels	Rooms	Total Rooms	Operating Profit(b)
Non-Strategic Hotels(a)	33	8,682	20%	9%

(a)	Excludes two hotels, that met held for sale accounting requirements, and were included in discontinued operations at December 31, 2003.

(b)	A detailed description and computation of Hotel Operating Profit is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

     Our hotels have an average of approximately 280 rooms, with eight of them having 500 or more rooms. Although obsolescence arising from age and condition of facilities can adversely affect our hotels, we have invested in excess of $500 million, in the aggregate, during the past five years to upgrade, renovate and/or redevelop our hotels to enhance or maintain their competitive position. We are committed to maintaining the high standards of our hotels. In 2003, we spent $68 million on capital expenditures, including our pro rata share of unconsolidated joint venture capital, and spent 7.3% of our consolidated room revenue on maintenance and repair expense.

Hotel Brands

     A key part of our business strategy is to have our hotels managed by one of our brand-owner manager alliances. Our hotels are operated under some of the nation’s most recognized and respected hotel brands. We maintain relationships with our brand owners, who also manage substantially all of our hotels. We are the owner of the largest number of Embassy Suites Hotels, Crowne Plaza, Holiday Inn and independently owned Doubletree-branded hotels. The following table illustrates the distribution of our hotels among these premier brands.

Brand Distribution

			% of	% of 2003 Hotel
Brand	Hotels	Rooms	Total Rooms	Operating Profit
Embassy Suites Hotels	56	14,279	32%	46%
Holiday Inn-branded	48	15,178	34	25
Crowne Plaza	15	5,108	12	7
Sheraton-branded	10	3,269	7	9
Doubletree-branded	10	2,206	5	6
Other	20	4,252	10	7

Hotel Operating Statistics

     The following tables set forth historical occupied rooms, or Occupancy, ADR and RevPAR at December 31, 2003 and 2002, and the percentage changes therein between the periods presented for our 159 consolidated hotels included in continuing operations:

Operating Statistics by Brand

	Occupancy (%)
	2003	2002	% Variance
Embassy Suites Hotels	67.3	67.5	(0.2)
Holiday Inn-branded	60.7	61.6	(1.5)
Crowne Plaza	57.8	59.6	(3.0)
Doubletree-branded	65.9	65.2	1.1
Sheraton-branded	59.8	58.0	3.2
Other hotels	57.1	57.1	0.1
Total hotels	62.4	62.7	(0.6)

	ADR ($)
	2003	2002	% Variance
Embassy Suites Hotels	115.85	119.27	(2.9)
Holiday Inn-branded	77.46	81.02	(4.4)
Crowne Plaza	92.06	97.53	(5.6)
Doubletree-branded	100.07	101.93	(1.8)
Sheraton-branded	94.53	100.84	(6.3)
Other hotels	79.01	83.08	(4.9)
Total hotels	94.92	98.70	(3.8)

	RevPAR ($)
	2003	2002	% Variance
Embassy Suites Hotels	78.02	80.48	(3.1)
Holiday Inn-branded	47.03	49.91	(5.8)
Crowne Plaza	53.17	58.11	(8.5)
Doubletree-branded	65.98	66.44	(0.7)
Sheraton-branded	56.57	58.48	(3.3)
Other hotels	45.14	47.40	(4.8)
Total hotels	59.19	61.93	(4.4)

Operating Statistics for Our Top Markets

	Occupancy (%)
	2003	2002	% Variance
Dallas	48.6	49.9	(2.6)
Atlanta	64.6	66.7	(3.1)
San Francisco Bay Area	64.5	65.7	(1.8)
Houston	65.3	64.1	1.9
Orlando	68.8	66.4	3.5
Los Angeles Area	68.9	67.0	2.8
Boca Raton/Ft. Lauderdale	73.5	69.2	6.3
Chicago	67.6	63.1	7.0
Minneapolis	65.2	67.2	(2.9)
Phoenix	65.9	60.9	8.3
Philadelphia	61.8	62.3	(0.9)
New Orleans	65.8	65.7	0.2
San Diego	79.9	74.8	6.8

	ADR ($)
	2003	2002	% Variance
Dallas	82.72	89.20	(7.3)
Atlanta	85.26	89.32	(4.5)
San Francisco Bay Area	108.63	116.91	(7.1)
Houston	69.92	74.06	(5.6)
Orlando	74.68	79.26	(5.8)
Los Angeles Area	98.64	99.63	(1.0)
Boca Raton/Ft. Lauderdale	113.65	116.25	(2.2)
Chicago	109.36	120.95	(9.6)
Minneapolis	122.82	124.54	(1.4)
Phoenix	98.98	106.89	(7.4)
Philadelphia	105.96	117.54	(9.9)
New Orleans	133.17	136.26	(2.3)
San Diego	116.95	118.10	(1.0)

	RevPAR ($)
	2003	2002	% Variance
Dallas	40.17	44.47	(9.7)
Atlanta	55.08	59.57	(7.5)
San Francisco Bay Area	70.11	76.87	(8.8)
Houston	45.64	47.44	(3.8)
Orlando	51.35	52.66	(2.5)
Los Angeles Area	67.97	66.80	1.8
Boca Raton/Ft. Lauderdale	83.58	80.45	3.9
Chicago	73.88	76.37	(3.3)
Minneapolis	80.14	83.68	(4.2)
Phoenix	65.28	65.07	0.3
Philadelphia	65.43	73.23	(10.7)
New Orleans	87.66	89.50	(2.1)
San Diego	93.41	88.29	5.8

Embassy Suites Hotels

     Embassy Suites Hotels are upscale, full-service, all-suite hotels that cater to both business travelers and leisure guests. Part of the Hilton family of hotels, each Embassy Suites Hotel features convenient, value-added guest services and amenities including:

•	spacious two-room suites featuring a separate living area, private bedroom and a mini-kitchen,

•	two remote-controlled televisions, two telephones with voice mail and data ports, iron and ironing board, refrigerator, microwave oven, wet bar, and coffee maker in every suite;

•	complimentary, full cooked-to-order breakfast every morning;

•	complimentary beverages at two-hour Managers’ Receptions each evening, subject to local laws and regulations, in an atrium environment; and

•	business centers equipped with fax and copy machines.

Doubletree and Doubletree Guest Suites Hotels

     Doubletree hotels and Doubletree Guest Suites are, respectively, the full-service and all-suite hotel brands that provide all the conveniences travelers might expect, in a warm and welcoming environment. Part of the Hilton family, these brands offer comfortable accommodations, meeting facilities, exceptional dining options, health and fitness facilities, state-of-the art technology, and other amenities and services to both business and leisure travelers. These brands primarily serve major metropolitan areas and leisure destinations.

Holiday Inn Branded Hotels

     The Holiday Inn brand is the most widely recognized lodging brand in the world, with more than 1,500 properties worldwide. The brand offers today’s travelers dependability, friendly service and modern, attractive facilities at an excellent value. Holiday Inn hotels have become “America’s Hotel” by offering guests dependable services and amenities for both business and leisure travelers. Guests enjoy amenities such as restaurants and room service, relaxing lounges, swimming pools and fitness centers. Properties also feature guest rooms equipped with coffee makers, hair dryers and irons. Holiday Inn hotels also offer 24-hour business services and meeting facilities.

     The Holiday Inn Select hotels provide business travelers with special services and amenities to make their stay as comfortable and productive as possible. All Holiday Inn Select hotels feature meeting facilities equipped with video conferencing capabilities, on-site meeting specialists, 24-business services and professional support, and outstanding guest rooms equipped for business. Holiday Inn Select hotels are located throughout North and South America near business centers and airports.

     With more than 1,300 properties worldwide, Holiday Inn Express, is the mid-priced hotel for value-oriented travelers. Guests receive a complimentary breakfast bar and free local phone calls.

Crowne Plaza Hotels

     Crowne Plaza hotels is the ideal hotel choice for small- to mid-sized business meetings and offers personalized service and one point of contact for hassle-free, successful meetings as “The Place To Meet.” Crowne Plaza hotels provide comfortably appointed guest rooms, upscale dining, quality fitness facilities, concierge services and full-service meeting rooms. With more than 190 hotels and 55,000 guest rooms in 49 countries, Crowne Plaza hotels are located in major urban centers, gateway cities and resort destinations worldwide.

     The Holiday Inn, Holiday Inn Select, Holiday Inn Express and Crowne Plaza brands are part of the family of brands owned, operated and franchised by InterContinental Hotels Group. InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom, owns, manages, leases or franchises, through various subsidiaries, more than 3,400 hotels and 530,000 guest rooms in nearly 100 countries and territories around the world.

Sheraton and Sheraton Suite

     With more than 396 hotels and resorts in 66 countries, Sheraton Hotels & Resorts is the largest of the Starwood Hotels & Resorts Worldwide, Inc. brands. Located in the world’s most sought-after cities and resort destinations, Sheraton hotels serve the needs of both business and leisure travelers with unique programs and unusual amenities designed to make travel as hassle-free and enjoyable as possible.

     At all Sheraton Hotels & Resorts, travelers will find full-service dining facilities and room service, on-site fitness centers with a swimming pool, on-site business services, laundry/valet services and meeting facilities for groups of all sizes. Guestrooms worldwide include generous work desks, televisions with cable/satellite channels and a complimentary newspaper delivered to the door daily. Most Sheraton hotels also offer the convenience of computer hook-ups and personalized voice mail.

Other Hotels

     As of December 31, 2003, 20 of our hotels were operated under brands other than those described above, as follows:

•	Fairfield by Marriott (5 hotels);

•	Hampton Inn (4 hotels);

•	Courtyard by Marriott (2 hotels);

•	Harvey Hotel (2 hotels);

•	Hilton Hotel (1 hotel);

•	Hilton Suites (1 hotel);

•	Homewood Suites (1 hotel);

•	Staybridge Suites (1 hotel);

•	Westin (1 hotel); and

•	Independent (2 hotels).

Hotel Portfolio

     The following table sets forth certain descriptive information regarding the hotels in which we owned on interest at December 31, 2003:

Hotel	State	Rooms	% Owned (1)	Brand
Consolidated operations:
Birmingham(2)	AL	242		Embassy Suites
Montgomery — East I-85(2)	AL	213		Holiday Inn
Phoenix — Biltmore	AZ	232		Embassy Suites
Phoenix Crescent Hotel(2)	AZ	342		Sheraton
Phoenix Scottsdale /Downtown (2)	AZ	218	51%	Fairfield Inn
Phoenix Tempe(2)	AZ	224		Embassy Suites
Dana Point — Doheny Beach	CA	195		Doubletree Guest Suites
Irvine — Orange County Airport (Newport Beach)	CA	335		Crowne Plaza
Los Angeles — Anaheim (Located near Disneyland Park)(2)	CA	222		Embassy Suites
Los Angeles — Covina/I-10(2)	CA	259	50%	Embassy Suites
Los Angeles — International Airport — South	CA	349	97%	Embassy Suites
Milpitas — Silicon Valley(2)	CA	266		Embassy Suites
Milpitas — San Jose North (Milpitas — Silicon Valley)	CA	305		Crowne Plaza
Napa Valley(2)	CA	205		Embassy Suites
Oxnard — Mandalay Beach Resort & Conference Center	CA	248		Embassy Suites
Palm Desert — Palm Desert Resort(2)	CA	198		Embassy Suites
Pleasanton (San Ramon Area)	CA	244		Crowne Plaza
San Diego — On the Bay	CA	600		Holiday Inn
San Francisco — Airport — Burlingame	CA	340		Embassy Suites
San Francisco — Airport — South San Francisco(2)	CA	312		Embassy Suites
San Francisco — Downtown & Spa	CA	565		Holiday Inn Select
San Francisco — Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco — Union Square	CA	403		Crowne Plaza
San Rafael — Marin County/Conference Center(2)	CA	235	50%	Embassy Suites
Santa Barbara — Goleta(2)	CA	160		Holiday Inn
Avon — Beaver Creek Lodge	CO	72		Independent
Denver	CO	248	90%	Doubletree
Hartford — Downtown	CT	350		Crowne Plaza
Stamford	CT	383		Holiday Inn Select
Wilmington	DE	244	90%	Doubletree
Boca Raton	FL	263		Embassy Suites
Cocoa Beach — Oceanfront	FL	500		Holiday Inn
Deerfield Beach — Boca Raton/Deerfield Beach Resort(2)	FL	244		Embassy Suites
Ft. Lauderdale - 17th Street(2)	FL	358		Embassy Suites
Ft. Lauderdale — Cypress Creek(2)	FL	253		Sheraton Suites
Jacksonville — Baymeadows (2)	FL	277		Embassy Suites
Miami — International Airport(2)	FL	316		Embassy Suites
Miami — International Airport (LeJeune Center)	FL	304		Crowne Plaza
Orlando — International Airport	FL	288		Holiday Inn Select
Orlando — International Drive – Resort	FL	652		Holiday Inn
Orlando — International Drive/Convention Center(2)	FL	244		Embassy Suites
Orlando — Nikki Bird (Maingate — Walt Disney World Area)	FL	530		Holiday Inn
Orlando — North	FL	277		Embassy Suites
Orlando — Walt Disney World Resort	FL	229		Doubletree Guest Suites

Hotel	State	Rooms	% Owned (1)	Brand
Tampa — Busch Gardens	FL	408		Holiday Inn
Tampa(2) — On Tampa Bay	FL	203		Doubletree Guest Suites
Atlanta — Airport	GA	378		Crowne Plaza
Atlanta — Airport	GA	233		Embassy Suites
Atlanta — Airport — North(2)	GA	493		Holiday Inn
Atlanta — Buckhead(2)	GA	317		Embassy Suites
Atlanta — Downtown(2)	GA	211	51%	Courtyard by Marriott
Atlanta — Downtown(2)	GA	242	51%	Fairfield Inn
Atlanta — Galleria(2)	GA	278		Sheraton Suites
Atlanta — Gateway — Atlanta Airport	GA	395		Sheraton
Atlanta — Perimeter — Dunwoody(2)	GA	250		Holiday Inn Select
Atlanta — Perimeter Center(2)	GA	241	50%	Embassy Suites
Atlanta — Powers Ferry(2)	GA	296		Crowne Plaza
Atlanta — South (I-75 & US 41)(2)	GA	180		Holiday Inn
Brunswick	GA	130		Embassy Suites
Columbus — North I-185 at Peachtree Mall	GA	224		Holiday Inn
Davenport	IA	279		Holiday Inn
Chicago — The Allerton	IL	443		Crowne Plaza
Chicago — Lombard/Oak Brook(2)	IL	262	50%	Embassy Suites
Chicago — Northshore/Deerfield (Northbrook)(2)	IL	237		Embassy Suites
Chicago O’Hare Airport(2)	IL	297		Sheraton Suites
Moline — Airport	IL	216		Holiday Inn
Moline — Airport Area	IL	110		Holiday Inn Express
Indianapolis — North(2)	IN	221	50%	Embassy Suites
Kansas City — Overland Park(2)	KS	199	50%	Embassy Suites
Lexington(2)	KY	155		Sheraton Suites
Lexington — Lexington Green(2)	KY	174		Hilton Suites
Baton Rouge(2)	LA	223		Embassy Suites
New Orleans(2)	LA	372		Embassy Suites
New Orleans — French Quarter(2)	LA	374		Holiday Inn
Boston — Government Center	MA	303		Holiday Inn Select
Boston — Marlborough(2)	MA	229		Embassy Suites
Baltimore — BWI Airport	MD	251	90%	Embassy Suites
Troy	MI	251	90%	Embassy Suites
Minneapolis — Airport(2)	MN	310		Embassy Suites
Minneapolis — Bloomington(2)	MN	219		Embassy Suites
Minneapolis — Downtown	MN	216		Embassy Suites
St. Paul — Downtown	MN	210		Embassy Suites
Kansas City — NE I-435 North (At Worlds of Fun)	MO	167		Holiday Inn
Kansas City — Plaza(2)	MO	266	50%	Embassy Suites
St. Louis — Downtown	MO	297		Embassy Suites
St. Louis — Westport	MO	316		Holiday Inn
Jackson — Downtown(3)	MS	354		Crowne Plaza
Jackson — North	MS	222		Holiday Inn & Suites
Olive Branch Whispering Woods Hotel and Conference Center	MS	181		Independent
Charlotte(2)	NC	274	50%	Embassy Suites
Charlotte SouthPark	NC	208		Doubletree Guest Suites
Raleigh(2)	NC	203		Doubletree Guest Suites
Raleigh — Crabtree(2)	NC	225	50%	Embassy Suites
Omaha	NE	108		Homewood Suites
Omaha — Central	NE	187		Doubletree Guest Suites
Omaha — Central	NE	131		Hampton Inn

Hotel	State	Rooms	% Owned (1)	Brand
Omaha — Central (I-80)	NE	383		Holiday Inn
Omaha — Old Mill (2)	NE	223		Crowne Plaza
Omaha — Southwest(3)	NE	131		Hampton Inn
Omaha — Southwest	NE	78		Holiday Inn Express & Suites
Parsippany(2)	NJ	274	50%	Embassy Suites
Piscataway — Somerset(2)	NJ	224		Embassy Suites
Secaucus — Meadowlands	NJ	304		Crowne Plaza Suites
Secaucus — Meadowlands	NJ	261	50%	Embassy Suites
Albuquerque — Mountainview	NM	360		Holiday Inn
Cleveland — Downtown	OH	268		Embassy Suites
Tulsa — I-44 (2)	OK	244		Embassy Suites
Philadelphia — Center City	PA	445		Crowne Plaza
Philadelphia — Historic District(2)	PA	364		Holiday Inn
Philadelphia — Society Hill(2)	PA	365		Sheraton
Pittsburgh — At University Center (Oakland)(2)	PA	251		Holiday Inn Select
Charleston — Mills House (Historic Downtown) (2)	SC	214		Holiday Inn
Myrtle Beach — At Kingston Plantation	SC	255		Embassy Suites
Myrtle Beach Resort	SC	385		Hilton
Knoxville — Central At Papermill Road	TN	240		Holiday Inn
Nashville — Airport/Opryland Area	TN	296		Embassy Suites
Nashville — Opryland/Airport (Briley Parkway)	TN	382		Holiday Inn Select
Amarillo — I-40	TX	248		Holiday Inn
Austin	TX	189	90%	Doubletree Guest Suites
Austin — North (2)	TX	260	50%	Embassy Suites
Austin — Town Lake (Downtown Area)	TX	320		Holiday Inn
Beaumont — I-10 (Midtown)	TX	190		Holiday Inn
Corpus Christi(2)	TX	150		Embassy Suites
Dallas	TX	295		Crowne Plaza Suites
Dallas — At Campbell Centre	TX	300	90%	Doubletree
Dallas — Dallas Park Central	TX	114		Staybridge Suites
Dallas — DFW International Airport North	TX	506		Harvey Hotel
Dallas — DFW International Airport North (2)	TX	164		Harvey Suites
Dallas — DFW International Airport South (2)	TX	305		Embassy Suites
Dallas — Love Field(2)	TX	248		Embassy Suites
Dallas — Market Center(2)	TX	354		Crowne Plaza
Dallas — Market Center(2)	TX	244		Embassy Suites
Dallas — North Dallas — Addison (Near the Galleria)	TX	429		Crowne Plaza
Dallas — Park Central	TX	438	60%	Sheraton
Dallas — Park Central	TX	536	60%	Westin
Dallas — Park Central Area	TX	279		Embassy Suites
Dallas — Plano(3)	TX	160		Holiday Inn
Dallas — Regal Row(2)	TX	204	51%	Fairfield Inn
Dallas — West End/Convention Center	TX	311		Hampton Inn
Houston — Greenway Plaza Area(2)	TX	355		Holiday Inn Select
Houston — I-10 East(2)	TX	160	51%	Fairfield Inn
Houston — I-10 East(2)	TX	90	51%	Hampton Inn
Houston — I-10 West & Hwy. 6 (Park 10 Area)	TX	349		Holiday Inn Select
Houston — Intercontinental Airport(2)	TX	415		Holiday Inn
Houston — Medical Center(3)	TX	293		Crowne Plaza
Houston — Medical Center(2)	TX	284		Holiday Inn & Suites
Houston — Near the Galleria(2)	TX	209	51%	Courtyard by Marriott
Houston — Near the Galleria(2)	TX	107	51%	Fairfield Inn
Midland — Country Villa	TX	250		Holiday Inn

Hotel	State	Rooms	% Owned (1)	Brand
Odessa	TX	186		Holiday Inn Express & Suites
Odessa — Centre	TX	245		Holiday Inn & Suites
San Antonio — Downtown (Market Square)	TX	315		Holiday Inn
San Antonio — International Airport(2)	TX	261	50%	Embassy Suites
San Antonio — International Airport (2)	TX	397		Holiday Inn Select
San Antonio — N.W. I-10(2)	TX	216	50%	Embassy Suites
Waco — I-35	TX	170		Holiday Inn
Salt Lake City — Airport	UT	191		Holiday Inn
Burlington(2) Hotel & Conference Center	VT	309		Sheraton
Vienna — At Tysons Corner(2)	VA	437	50%	Sheraton Premiere
Canadian Hotels:
Toronto — Airport	Ontario	445		Holiday Inn Select
Toronto — Yorkdale	Ontario	370		Holiday Inn
Unconsolidated Operations:(4)
Hays(2)	KS	117	50%	Hampton Inn
Hays(2)	KS	191	50%	Holiday Inn
Salina(2)	KS	195	50%	Holiday Inn
Salina — I-70 (2)	KS	93	50%	Holiday Inn Express & Suites
New Orleans — Chateau LeMoyne(2) (In French Quarter/Historic Area)	LA	171	50%	Holiday Inn

(1)	We own 100% of the real estate interests unless otherwise noted.

(2)	Encumbered by mortgage debt.

(3)	This hotel was sold subsequent to December 31, 2003.

(4)	One of our unconsolidated joint ventures disposed of a hotel in 2003.

Management Agreements

     The management agreements governing the operation of 87 of our hotels that are (i) managed by IHG or Starwood under brands owned by them, or (ii) managed by Hilton under the Doubletree brand, contain the right and license to operate the hotels under the specified brands. No separate franchise agreements are required for the operation of these hotels.

     Management Fees and Performance Standards. Under the management agreements with IHG, the TRS lessees generally pay IHG a basic management fee for each hotel equal to 2% of total revenue of the hotel plus 5% of the room revenue of the hotel for each fiscal month during the initial term and any renewal term. The basic management fees owed under the other management agreements are generally as follows:

•	Doubletree — between 2% and 3% of the hotel’s total revenue per month;

•	Sheraton — 2% of the hotel’s total revenue per month; and

•	Embassy Suites Hotels — 2% of the hotel’s total revenue per month.

     Under the management agreements with IHG, the TRS lessees are required to pay an incentive management fee based on the performance of all the managed hotels, considered in the aggregate. The incentive management fee is computed as a percentage of hotel profits in excess of specified returns to us, based on our investment in the managed hotels. The management agreements with the other managers generally provide for an incentive management fee based on a percentage of the TRS lessee’s net income before overhead, on a hotel by hotel basis.

     Term and Termination. The management agreements with IHG terminate in 2018 for 33 hotels and 2013 for the remainder. IHG may renew the management agreements under certain circumstances, for one additional five-year term on mutually acceptable terms and conditions. The TRSs may elect not to continue to operate the hotels under the brand beyond the expiration of the initial term; however, that election will give IHG the right to force us to sell that hotel to it at an appraised value. The management agreements with the other managers generally have initial terms of between 10 and 20 years, and the agreements are generally renewable beyond the initial term for a period or periods of between five and 10 years only upon the mutual written agreement of the parties. Management agreements covering 63 of our hotels expire, subject to any renewal rights, within the next five years.

     The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations. Upon termination by either party for any reason, the TRSs generally will pay all amounts due and owing under the management agreement through the effective date of termination. Under the IHG management agreements, if we sell certain hotels, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year. In addition, if a TRS breaches the agreement, resulting in a default and its termination, or otherwise causes or suffers a termination for any reason other than an event of default by IHG, the TRS may be liable for liquidated damages under the terms of the management agreement. However, if the termination results from the sale of a hotel, no liquidated damages will be owed if the net proceeds of the sold hotel are reinvested to purchase additional, or add rooms to existing, hotels licensed and managed by IHG within one year from the sale of the hotel.

     Assignment. Generally, neither party to the management agreements has the right to sell, assign or transfer the agreements to an unaffiliated third party without the prior written consent of the other party to the agreement, which consent shall not be unreasonably withheld. A change in control of either party will generally require the other’s consent, which may not be unreasonably withheld.

Franchise Agreements

     Other than our 87 hotels, whose license to use a brand name are contained in the management agreement governing their operations, and our 2 hotels that do not operate under a nationally recognized brand name, each of our remaining hotels operates under a separate franchise or license agreement. Of our 70 hotels that are operated under a separate franchise or license agreement, 56 are operated under the Embassy Suites Hotels brand.

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

     Our typical Embassy Suites Hotels franchise license agreement provides for a term of 20 years, but we have a right to terminate the license for any particular hotel on the 10th or 15th anniversary of the agreement upon payment by us of an amount equal to the fees paid to the franchisor with respect to that hotel during the two preceding years. The agreements provide us with no renewal or extension rights. The agreements are not assignable by us and a change in control of the franchisee will constitute a default on our part. In the event we breach one of these agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years. Franchise license agreements covering 12 of our Embassy Suites Hotels expire within the next five years.

Item 3. Legal Proceedings

     We lease the San Francisco Holiday Inn Select Downtown & Spa hotel under a lease that expires at the end of 2004. In May 2003, the lessor asserted that we were in default of our obligations for maintenance, repair and replacement under the lease, and asserted that the cost of correcting the alleged deficiencies was approximately $13.9 million. The lessor subsequently asserted that we were also in default of our capital expenditure obligations under the lease in the approximate amount of $3 million. In October 2003, we reached a partial settlement with the lessor, pursuant to which we paid the lessor $296,000 in full satisfaction and discharge of certain maintenance obligations that the lessor had valued in its original claim at $470,300. We continued to make routine repairs and expend previously approved capital on the hotel and, in December 2003, entered into a tolling agreement and letter of intent, pursuant to which the parties expressed their intent to seek to resolve the disputes between them, terminate the lease and transfer the hotel to the lessor, and established a process for negotiation and, if necessary, mediation and arbitration of the disputes. Following the completion of our evaluation of the remainder of the lessor’s claims, we engaged in negotiations with the lessor and, in February 2004, reached a settlement, currently subject to the execution of definitive documentation and the approval of the parties’ respective boards of directors or governing bodies. Under the terms of the settlement, we agreed to pay the lessor $5 million (representing an estimated $1.2 million in rent for the last half of 2004 and approximately $3.8 million for repair, maintenance and capital issues, of which approximately $0.8 million was accrued at December 31, 2003, for specifically identified capital items) and transfer our interest in the hotel to the lessor as of June 30, 2004, in exchange for which we will be relieved of the obligation to make any capital improvements to the hotel which are not specifically agreed to and, will receive a full release of all known and unknown claims and further obligations to the lessor. In addition, we are seeking a release of any termination liability to IHG under its management agreement with respect to this hotel upon its termination.

     Other than the previously described claim, at December 31, 2003, there was no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of these ordinary course of business claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Market Information

     There is not an established public trading market for our common units. The units, however, are redeemable at the option of the holder for a like number of shares of common stock of FelCor or, at the option of FelCor, for the cash equivalent thereof. The following information is provided regarding the common stock of FelCor. FelCor’s common stock is traded on the New York Stock Exchange under the symbol “FCH.” The following table sets forth for the indicated periods the high and low sale prices for its common stock, as traded on that exchange.

	High	Low
2002
First quarter	$22.00	$16.20
Second quarter	21.73	17.25
Third quarter	18.74	12.46
Fourth quarter	13.15	10.12
2003
First quarter	11.87	5.80
Second quarter	8.93	6.43
Third quarter	11.71	7.65
Fourth quarter	11.85	10.00

Stockholder Information

     At March 11, 2004, FelCor had approximately 405 holders of record of its common stock and approximately 55 holders of record of its Series A preferred stock (which is convertible into common stock). It is estimated that there were approximately 16,200 beneficial owners, in the aggregate, of FelCor’s common stock and Series A preferred stock at that date. At March 11, 2004, we had approximately 33 holders of record of our common units.

     IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO FELCOR’S QUALIFICATION AS A REIT, FELCOR’S CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING COMMON STOCK.

Distribution Information

     Although we had declared a quarterly common distribution on our common units from our inception through 2002, as a result of the uncertain geopolitical environment and soft business climate, together with the decline in margins resulting from continued declines in our portfolio’s average daily rate, FelCor’s board of directors suspended the payment of distributions on our common units in 2003. We have, however, continued to pay the full accrued distributions on our outstanding preferred units throughout 2003.

     Our current 2004 operating plan contemplates the continued payment of full preferred unit distributions, assuming that our announced expectations of 2004 operating performance are met, but not the resumption of distributions on our common units. This operating plan, and our policy regarding distributions, may change, depending upon our actual results of operations, our continued ability to meet the incurrence test under our outstanding senior notes, our success in selling non-strategic hotels or other factors. We currently expect FelCor’s board of directors to consider the amount, if any, to be distributed on a quarterly basis in preferred and common distributions, based upon the actual operating results of that quarter, economic conditions and other operating trends. Accordingly, future distributions, if any, paid by us will be at the discretion of FelCor’s board of directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements for FelCor under the REIT provisions of the Internal Revenue Code and such other factors as FelCor’s board of directors deems relevant.

     The following table sets forth information regarding the declaration and payment of distributions by us on our common units during 2002 and 2003.

	Distribution	Distribution	Per Unit
	Record	Payment	Distribution
	Date	Date	Amount
2002
First quarter	4/12/02	4/30/02	0.15
Second quarter	7/15/02	7/31/02	0.15
Third quarter	10/11/02	10/31/02	0.15
Fourth quarter	12/31/02	1/31/03	0.15
2003
None

     In order to maintain FelCor’s qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (which does not include net capital gains). For the year ended December 31, 2003, distributions to its preferred stockholders satisfied FelCor’s annual distribution requirements. For the year ended December 31, 2002, FelCor made annual distributions totaling $0.60 per common share, of which only $0.23 per share, was required to satisfy the 90% REIT distribution tests in that year. Under certain circumstances we may be required to make distributions in excess of cash available for distribution in order to meet FelCor’s REIT distribution requirements. In that event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain FelCor’s qualification as a REIT for federal income tax purposes.

Issuances Of Unregistered Securities

     None.

Equity Compensation Plan Information

     The following table sets forth as of December 31, 2003, information concerning FelCor’s equity compensation plans, including the number of shares issuable and available for issuances under its plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

Equity Compensation Plan Information

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders:
Stock Options	1,898,188	$22.88
Restricted Stock	731,031

Total	2,629,219		1,064,407

Item 6. Selected Financial Data

     The following tables set forth selected financial data for us for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 that has been derived from our audited financial statements and the notes thereto. This data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002(1)	2001(2)	2000	1999
Statement of Operations Data:(3)
Total revenues	$1,199,861	$1,242,185	$1,138,325	$512,928	$468,052
Net income (loss) from continuing operations(4)	$(314,045)	$(121,345)	$(56,735)	$54,622	$116,167
Net income (loss) from continuing operations applicable to common unitholders(4)	$(340,953)	$(147,637)	$(81,335)	$29,945	$91,432
Diluted earnings per share:
Net income (loss) from continuing operations applicable to common unitholders	$(5.52)	$(2.54)	$(1.32)	$0.48	$1.30
Other Data:
Cash distributions declared per common unit(5)	$0.00	$0.60	$1.70	$2.20	$2.20
Funds From Operations (6)	$(207,462)	$(60,018)	$174,550	$221,771	$285,782
FFO per share(6)	$(3.35)	$(0.97)	$2.62	$3.30	$3.80
EBITDA(6)	$(3,200)	$144,163	$360,484	$403,996	$431,576
Balance Sheet Data (at end of period):
Total assets	$3,590,893	$3,780,363	$4,079,485	$4,103,603	$4,255,751
Total debt, net of discount	$2,037,355	$1,877,134	$1,938,408	$1,838,241	$1,833,954

(1)	Includes hotel revenue and expenses with respect to 88 hotels that were leased to IHG prior to July 1, 2001. Prior to acquisition of these leases, our revenues with respect to these 88 hotels were comprised mainly of percentage lease revenues. Accordingly, revenues, expenses and operating results for the year ended December 31, 2002, are not directly comparable to the same period in 2001.

(2)	Includes hotel revenues and expenses with respect to 96 hotels that were leased to either DJONT or subsidiaries of IHG prior to January 1, 2001, and 88 hotels that were leased to IHG prior to July 1, 2001. Prior to the acquisition of the leases, our revenues were comprised mainly of percentage lease revenues. Accordingly, revenues, expenses and operating results for the year ended December 31, 2001, are not directly comparable to the same period in 2000.

(3)	All years prior to 2003 have been restated to reflect those hotels disposed of in 2003, or considered held for sale at December 31, 2003, as discontinued operations.

(4)	Included in net income (loss) from continuing operations are the following amounts (in thousands):

	Years Ended December 31,
	2003	2002	2001	2000	1999
Impairment loss	$(224,583)	$(70,168)	$(6,273)	$(53,856)	$—
Minority interest share of impairment loss	1,770	—	—	—	—
Charge off of deferred debt costs	(2,834)	(3,222)	(1,270)	(3,865)	(1,113)
Gain on early extinguishment of debt	1,611	—	—	—	—
Abandoned projects	—	(1,663)	(837)	—	—
Lease termination costs	—	—	(36,604)	—	—
Merger termination costs	—	—	(19,919)	—	—
Merger related financing costs	—	—	(5,486)	—	—
Swap termination expense	—	—	(7,049)	—	—

	$(224,036)	$(75,053)	$(77,438)	$(57,721)	$(1,113)

(5)	Although we had declared a quarterly distributions on our common units from our inception through 2002, as a result of the uncertain geopolitical environment and soft business climate, together with the decline in margins resulting from continued declines in our portfolio’s average daily rate, FelCor’s board of directors suspended the payment of distributions on our common units in 2003. We have, however, continued to pay the full accrued distributions on our outstanding preferred units throughout 2003.

(6)	A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. Consistent with SEC guidance, FFO and EBITDA have not been adjusted for the following amounts included in net income (loss) (in thousands):

	Years Ended December 31,
	2003	2002	2001(a)	2000	1999
Impairment loss:
Continuing operations	$(224,583)	$(70,168)	$(6,273)	$(53,856)	$—
Discontinued operations	(20,926)	(87,337)	(727)	(9,144)	—
Minority interest share of impairment loss	1,770	—	—	—	—
Charge off of deferred debt costs	(2,834)	(3,222)	(1,270)	(3,865)	(1,113)
Gain on early extinguishment of debt	1,611	—	—	—	—
Abandoned projects	—	(1,663)	(837)	—	—

	$(244,962)	$(162,390)	$(9,107)	$(66,865)	$(1,113)

Per unit amounts	$(3.95)	$(2.63)	$(0.14)	$(0.99)	$(0.01)

(a)	In 2001, we excluded from FFO the following non-recurring charges: Merger termination costs of $20 million, merger related financing costs of $6 million, swap termination costs of $7 million and lease termination costs of $37 million. The merger termination costs, merger related financing costs, and swap termination costs related to our proposed merger with MeriStar Hospitality Corporation, or MeriStar, that was terminated in September 2001 following the events of September 11, 2001. The lease termination costs related to our acquisition of our lessees that occurred following the enactment of the REIT Modernization Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Calendar years 2001 and 2002 produced the first two consecutive years of declining industry revenue per available room, or RevPAR, since such statistics began to be compiled and, in 2003, industry RevPAR improved by only 0.2%, compared to 2002. Primarily as a result of the concentration of our hotels in certain markets, the RevPAR performance of our hotels was below the national average during the period. For the year ended December 31, 2003, our consolidated hotel portfolio included in continuing operations experienced a decline in RevPAR of 4.4%, compared to 2002. The decrease in year over year RevPAR (consisting mostly of decreases in average daily rate, or ADR) resulted in lower revenues at our hotels, decreased operating margin, as a percentage of total revenue, and a reduction in operating income. During 2003, we also recorded impairment charges totaling $246 million, principally with regard to the 18 non-strategic hotels identified in 2003 that we expect to sell over the next two years and the further reduction in estimated fair market value related to 17 hotels designated as non-strategic in 2002.

     At December 31, 2003, we had cash on hand of approximately $246 million and estimated borrowing capacity of $174 million under a secured debt facility. We have debt maturities of $175 million in 2004, but no other significant nonextendable debt maturities until 2007.

Financial Comparison (in thousands, except RevPAR, operating margin and percentage change)

	Years Ended December 31,
			% Change		% Change
	2003	2002	2003-2002	2001	2002-2001
RevPAR	$59.19	$61.93	(4.4)%	$67.72	(8.5)%
Hotel operating profit(1)	346,345	405,222	(14.6)%	358,674	13.1%
Operating margin(1)	28.9%	32.7%	(11.6)%	34.9%	(6.3)%
Net loss from continuing operations(2)	(314,045)	(121,345)	(158.8)%	(56,735)	(113.9)%
Funds From Operations (“FFO”) (1) (3)	(207,462)	(60,018)	(245.7)%	174,550	(134.4)%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (1) (3)	(3,200)	144,163	(102.2)%	360,484	(60.0)%

(1)	Included in the Financial Comparison are non-GAAP financial measures, including hotel operating profit, operating margin, FFO and EBITDA. Further discussion and a detailed reconciliation of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in net loss from continuing operations are the following amounts (in thousands):

	Years Ended December 31,
	2003	2002	2001
Impairment loss	$(224,583)	$(70,168)	$(6,273)
Minority interest share of impairment loss	1,770	—	—
Charge off of deferred debt costs	(2,834)	(3,222)	(1,270)
Gain on early extinguishment of debt	1,611	—	—
Abandoned projects	—	(1,663)	(837)
Lease termination costs	—	—	(36,604)
Merger termination costs	—	—	(19,919)
Merger related financing costs	—	—	(5,486)
Swap termination expense	—	—	(7,049)

	$(224,036)	$(75,053)	$(77,438)

(3)	Consistent with SEC guidance on non-GAAP financial measures, FFO and EBITDA have not been adjusted for the following amounts included in net loss (in thousands).

	Years Ended December 31,
	2003	2002	2001(a)
Impairment loss:
Continuing operations	$(224,583)	$(70,168)	$(6,273)
Discontinued operations	(20,926)	(87,337)	(727)
Minority interest share of impairment loss	1,770	—	—
Charge off of deferred debt costs	(2,834)	(3,222)	(1,270)
Gain on early extinguishment of debt	1,611	—	—
Abandoned projects	—	(1,663)	(837)

	$(244,962)	$(162,390)	$(9,107)

(a)	In 2001, we excluded from FFO the following non-recurring charges: Merger termination costs of $20 million, merger related financing costs of $6 million, swap termination costs of $7 million and lease termination costs of $37 million. The merger termination costs, merger related financing costs, and swap termination costs related to our proposed merger with MeriStar that was terminated in September 2001 following the events of September 11, 2001. The lease termination costs related to our acquisition of our lessees that occurred following the enactment of the REIT Modernization Act.

RevPAR and Hotel Operating Margin Decline

     We have experienced declines in RevPAR from 2001 through 2003. An overall decline in both business and leisure travel was reflected in a decrease in occupied rooms, or occupancy, during 2001 and 2002, which led to declines in room rates as hotels competed more aggressively for guests, both of which had a significant adverse effect on our RevPAR and operating performance. In 2003, our ADR continued to decline, while occupancy declined only slightly, resulting in an overall RevPAR decline of 4.4% in 2003, compared to 2002. Due to the concentration of our hotels in certain markets that suffered more than average declines, our RevPAR performance was below that of the industry average during this period. On a national basis, the hotel industry experienced RevPAR declines of 2.5% in 2002 and 6.6% in 2001, and achieved a slight gain of 0.2% in RevPAR during 2003.

     Our hotel ADR from continuing operations declined 3.8% from those experienced in 2002, while our occupancy decreased only slightly, to 62.4% in 2003, from 62.7% in 2002.

     In 2003, our consolidated hotels included in continuing operations had a 380 basis point drop in hotel operating margin from the prior year. The compression in margin was principally related to decreasing ADR at our hotels, with relatively flat occupancy. Also affecting hotel margins were increases in employee health and workers compensation insurance costs, repair and maintenance costs and utility costs.

     We continue to actively work with our brand managers to increase revenues and control operating costs, while still maintaining the satisfaction and security of our hotel guests.

Sale of Non-Strategic Hotels

     In 2003, we completed a comprehensive review (that began in 2000) of our investment strategy and of our existing hotel portfolio, as a result of which we decided to sell certain under-performing smaller hotels in secondary and tertiary markets, markets with high supply growth, and markets in which we had an undesirable concentration, such as Dallas. We had identified 53 hotels as being non-strategic by the end of 2002, and we identified an additional 18 non-strategic hotels during 2003. At December 31, 2003, we had disposed of 36 of the hotels so identified, had two hotels under firm contracts of sale with non-refundable deposits (which were classified as “held for sale” and included in our discontinued operations) and had 33 remaining hotels identified for sale over the following two years. As a result of our decision to undertake the sale of these non-strategic hotels, we recorded impairment charges totaling $158 million during 2002 and $246 million during 2003 to reflect the difference between the book value and the then estimated fair market value of these hotels.

     At December 31, 2003, we had 161 hotels included in our consolidated operations, including the two that were classified as “held for sale” and included in discontinued operations, and we had 33 remaining hotels that had been identified as non-strategic. Also included in our discontinued operations at December 31, 2003, were 16 hotels disposed of during 2003. Disposition proceeds from the 16 non-strategic hotels and two parking garages sold during 2003 totaled approximately $125 million.

     Through March 12, 2004, we had sold the two hotels “held for sale” at December 31, 2003, and two additional non-strategic hotels, receiving gross proceeds of approximately $30 million, and we expect to dispose of the remaining 31 non-strategic hotels over the next two years. We expect the aggregate gross sale proceeds from the 35 non-strategic hotels owned by us at December 31, 2003, to be approximately $250 million.

     The 33 non-strategic hotels included in our continuing operations at December 31, 2003, represented 20% of the rooms in our hotel portfolio, but less than 9% of our consolidated hotel operating profit in 2003. The 2003 operating margin for these 33 non-strategic hotels was 17.9%, compared to 30.6% for the remainder of our portfolio.

     We have begun to consider the acquisition of hotels that meet our refined investment strategy. We plan to focus our acquisition efforts on higher quality hotels in markets with significant barriers to entry, such as central business districts and resort locations. We anticipate that this focus will lead to an increase in the number of our upper upscale properties, group and resort destination properties and greater diversification of our portfolio by geographic location, brand and customer base. In keeping with this strategy, in March 2004, we purchased the 132-room Santa Monica Holiday Inn. This hotel has a premier location across from the Santa Monica Pier and the Santa Monica beaches and will continue to be operated as a full service upscale hotel because of the high room rates charged in this market.

Results of Operations

Comparison of the Years Ended December 31, 2003 and 2002

     For the year ended December 31, 2003, we recorded a loss applicable to common unitholders of $355 million, compared to a loss in 2002 of $219 million. The principal components of the loss in 2003 were impairment charges of $246 million, primarily related to: our decision to sell 18 additional hotels over the next two years; the decrease in hotel RevPAR of 4.4%, compared to 2002; and a 380 basis point decrease in operating margin, and increases in workers compensation and employee health insurance, compared to 2002.

     Our revenues from continuing operations for the full year 2003 were $1.2 billion, which reflected a decline of 3.4%, compared to 2002. This decline in revenue principally resulted from a 4.4% decline in hotel portfolio RevPAR, compared to full year 2002. Occupancy decreased 0.6%, to 62.4%, and average daily room rate, or ADR, decreased 3.8%, to $94.92, compared to 2002. We attribute the decrease in ADR principally to the continued weakness in corporate travel, from which we derive a significant portion of our hotel business. Business travelers generally pay a higher room rate than other types of hotel guests and, in an effort to maintain hotel occupancies, we have been accepting a larger amount of lower room rate business, which adversely affects our operating margins.

     The revenue decrease related to the RevPAR decline during 2003 was partially offset by $13 million of increased revenues from the consolidation of our joint venture with Interstate Hotels & Resorts, and the operating results of its eight hotels, in June 2003. This joint venture had been previously accounted for by the equity method.

     The operating margin of our hotels included in continuing operations at December 31, 2003, was 28.9%, which represents a 380 basis point decrease, compared to 2002. The 2003 decrease in operating margin principally resulted from the $3.78, or 3.8 % decline in ADR during the year. The decrease in ADR, together with the slight decrease in occupancy, meant that our hotels served approximately the same number of guests in 2003 as in 2002, but at lower revenues. In addition, increases in health and workers compensation insurance and energy costs further decreased our operating margins, compared to 2002.

     We recorded impairment losses of $246 million in 2003 and $158 million in 2002. The impairment losses in 2003 and 2002 principally resulted from our decision to sell non-strategic hotels, and reflects the difference between the book value and the current estimated fair market value of these hotels. After the completion of a comprehensive review of our investment strategy and our hotel portfolio, we refined our investment strategy and decided to sell smaller hotels in secondary and tertiary markets, emphasize the acquisition of higher quality hotels in low supply growth markets, and better diversify our portfolio by geographic market, brand, and customer base.

     At December 31, 2003, the 33 non-strategic hotels included in our continuing operations, represented 20% of the rooms in our hotel portfolio, but less than 9% of our consolidated hotel operating profit in 2003. The 2003 operating margin for these 33 non-strategic hotels was 17.9%, compared to 30.6% for the remainder of our portfolio.

     Discontinued operations represent the hotel operating income, direct interest costs, impairment losses and gains or losses on sale of the 16 non-strategic hotels sold during 2003 and the two hotels that were designated as held for sale at December 31, 2003.

Comparison of the Years Ended December 31, 2002 and 2001

     On July 1, 2001, we acquired operating leases covering 88 of our hotels and contributed them to our taxable REIT subsidiaries, or TRSs. As the leases were acquired, we began receiving and recording hotel revenues and expenses, rather than percentage lease revenue, for these hotels. Consequently, the historical results for the year ended December 31, 2002, and the year ended December 31, 2001, are not directly comparable.

     We recorded a net loss applicable to common unitholders of $219 million in 2002, compared to a net loss of $75 million in 2001. The principal components of the 2002 loss were impairment related charges of $158 million; the decrease in hotel RevPAR of 8.1%; and contraction of hotel operating margins, principally associated with the decline in RevPAR.

     Total revenue from continuing operations for the year ended December 31, 2002, increased $104 million over 2001. The increase is principally associated with reporting hotel operating revenues for 76 of the hotels during the first six months of 2002, of $281 million, contrasted with percentage lease revenue we reported for these hotels during the same period in 2001, of $107 million. This increase was partially offset by a $62 million reduction in hotel operating revenues and an $11 million net reduction from the disposition and acquisition of hotels during the periods reported.

     Total operating expenses from continuing operations increased $97 million for the year ended December 31, 2002, over 2001. This increase primarily resulted from the inclusion of $191 million in hotel operating expenses, management fees and other property related costs for the 76 hotels during the first six months of 2002 that were not included in the same period of 2001, prior to our acquisition of the leases. Offsetting this increase were $20 million of merger termination costs associated with the termination of the MeriStar merger and $37 million of lease termination costs associated with the acquisition of hotel leases that were recorded in 2001.

     Taxes, insurance and lease expense decreased $9 million, principally as the result of decreases in lease expense of $10 million, and real estate and other taxes of $4 million, partially offset by increased insurance costs of $5 million. The decrease in lease expense is related to participating leases that are based principally on revenues. Property taxes decreased principally from the resolutions of prior year property tax disputes.

     Included in the year ended December 31, 2002, were $2 million of abandoned project costs related to our pursuit of a large portfolio acquisition. We were unable to reach mutually acceptable pricing and terms with the seller as a result of the uncertain operating environment and softening capital markets. The year ended December 31, 2001, included $1 million of abandoned project costs.

     Recurring interest expense, net of interest income, increased $6 million for the year ended December 31, 2002, over 2001. The increase is primarily related to excess cash that we carried during 2002, an increase in average debt outstanding of $45 million, over 2001, and higher average interest rates in 2002 resulting from our senior unsecured notes issued during 2001. The year ended December 31, 2002, included a $3 million charge-off of capitalized costs from reduced line commitments. The prior year included $6 million of merger related financing costs related to the $300 million in senior debt that was repaid in October 2001, and a $1 million loss related to the charge-off of capitalized costs from reduced line commitments. Also in 2001, in connection with the issuance of favorably priced fixed rate debt and the prepayment of floating rate debt, we terminated $250 million of interest rate swaps, resulting in a $7 million swap termination cost.

     We recorded impairment related losses of $158 million during the fourth quarter of 2002. Of these losses, $118 million primarily related to shorter holding periods associated with our recent decision to sell 33 hotels over the next 36 months. Six of these 33 hotels had been identified for sale in prior periods and were included in the hotels for which an impairment loss of $7 million was recorded in 2001. Of the remaining 2002 impairment charge: $26 million related to two hotels held for investment that are not included in the disposition plan and $13 million related to an other than temporary decline in the value of certain equity method investments.

     Equity in the income of unconsolidated entities decreased by $18 million, compared to 2001. The decrease in 2002 principally resulted from the previously described $13 million impairment loss with respect to certain equity method investments and an 8.6% drop in RevPAR from our unconsolidated hotels.

     Partially offsetting the net loss for the year ended December 31, 2002, was a gain of $5 million on the sale of retail space and $1 million on the sale of a hotel. The net loss for the year ended December 31, 2001, was reduced by a gain of $3.0 million related to condemnation proceeds received.

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

Condensed Consolidated Statements of Operating Income from Continuing Operations
(in thousands)

	Year Ended December 31,
	Historical	Pro Forma	Historical
	2002	2001	2001
Total revenues	$1,242,185	$1,359,986	$1,138,325

Operating expenses:
Hotel operating expenses	1,120,330	1,184,931	967,411
Abandoned project costs	1,663	837	837
Lease termination costs		36,604	36,604
Merger termination costs		19,919	19,919

Total operating expenses	1,121,993	1,242,291	1,024,771

Operating income	$120,192	$117,695	$113,554

     The 2001 Pro Forma Condensed Consolidated Statement of Operating Income is presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the transaction previously described occurred on the indicated date, nor do they purport to represent our results of operations for future periods.

     The pro forma numbers presented represent our historical revenues and expenses, modified as described in the pro forma adjustments below.

Pro forma adjustments:

(a)	Total revenue adjustments consist of the increase in our historical revenue from the elimination of historical percentage lease revenue and the addition of historical hotel operating revenues.

(b)	Hotel operating expense adjustments consist of: (i) the increase in our historical operating expense from the addition of historical hotel operating expenses and the elimination of percentage lease expense for the 88 hotel leases acquired from IHG on July 1, 2001, (ii) the recording of management fees at their new contractual rates, and (iii) the elimination of historical franchise fees, which are included in the new management fees for these hotels.

     Revenues from continuing operations decreased $118 million in 2002, compared to pro forma 2001. The decrease in revenue resulted principally from a decline in both business and leisure travel for the year ended December 31, 2002 compared to 2001, which reflected the weak economy and geopolitical uncertainties during the period. During the year ended December 31, 2002, RevPAR for our hotels included in continuing operations decreased 7.9%, compared to the prior year pro forma; the decline in RevPAR was comprised of a decrease in hotel occupancy of 1.3 percentage points (or 2.0%), to 64.7%, and a decline in ADR of 6.0%, to $103.37.

     Hotel operating expenses from continuing operations decreased $120 million in 2002, compared to pro forma 2001. This decrease is primarily related to a decrease in the expenses from hotel operations associated with the 7.9% decrease in RevPAR. However, hotel operating expenses, as a percentage of total revenue, increased from 87% to 90%. The principal reason for the increase in operating expenses, as a percentage of total revenue, was a 220 basis point drop in hotel operating margins. This margin compression primarily relates to the reduction in revenue and the inability to reduce labor costs, repair and maintenance costs and marketing costs proportionately.

     Included in the year ended December 31, 2002, were $2 million of abandoned project costs related to our pursuit of a large portfolio acquisition. We were unable to reach mutually acceptable pricing and terms with the seller as a result of the uncertain operating environment and softening capital markets. The year ended December 31, 2001, included $1 million of abandoned project costs.

     Included in the prior year were $37 million in lease termination costs, associated with the acquisition of our hotel leases and $20 million of costs associated with the termination of the proposed MeriStar Hospitality merger.

     Our operating income from continuing operations was $120 million in 2002, compared to pro forma operating income of $118 million in 2001. The 2001 pro forma operating income included $57 million in costs associated with abandoned project costs, lease termination costs and merger termination costs. The principal reasons for this decline in pro forma total revenues and pro forma hotel operating expenses were an 7.9% decline in RevPAR and the contraction of hotel operating margins principally associated with the decline in RevPAR.

Non-GAAP Financial Measures

Funds From Operations and EBITDA

     Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company’s operations. We and FelCor consider Funds From Operations, or FFO, and Earnings Before Interest, Taxes, Depreciation, and Amortization, or EBITDA, to be supplemental measures of a REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of FelCor’s and our operating performance.

     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. FFO and EBITDA are not measures of operating performance under generally accepted accounting principles in the U.S., or GAAP. However, we believe that FFO and EBITDA are helpful to management and investors as a supplemental measure of the performance of an equity REIT. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

     The following tables detail our computation of FFO and EBITDA (in thousands):

Reconciliation of Net Loss to FFO
(in thousands, except per unit data)

	Year Ended December 31,
	2003			2002(1)			2001(1)
			Per Unit			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount	Dollars	Units	Amount
Net loss	$(327,921)	61,845	$(5.30)	$(192,298)	61,737	$(3.11)	$(50,144)	66,675	$(0.75)
Depreciation from continuing operations	134,883		2.18	143,978		2.33	149,217		2.24
Depreciation from unconsolidated entities and discontinued operations	15,152		0.24	20,455		0.33	19,357		0.29
Gain on sale of assets	(2,668)		(0.05)	(5,861)		(0.09)	—		—
Preferred distributions	(26,908)		(0.44)	(26,292)		(0.43)	(12,938)		(0.19)
SWAP termination costs	—		—	—		—	7,049		0.11
Merger costs:
Termination costs	—		—	—		—	19,919		0.30
Financing costs	—		—	—		—	5,486		0.08
Lease termination costs	—	—	—	—	—	—	36,604	—	0.54

FFO	$(207,462)	61,845	$(3.35)	$(60,018)	61,737	$(0.97)	$174,550	66,675	$2.62

	Year Ended December 31,
	2000(1)			1999(1)
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income	$66,392	67,212	$0.99	$135,776	75,251	$1.80
Depreciation from continuing operations	152,266		2.27	145,065		1.07
Depreciation from unconsolidated entities and discontinued operations	18,646		0.28	17,878		0.13
Gain on sale of assets	(2,595)		(0.04)	—		—
Preferred dividends	(12,938)	—	(0.19)	(12,937)	—	(0.10)

FFO	$221,771	67,212	$3.30	$285,782	75,251	$3.80

     (1) FFO has been adjusted for to conform to SEC guidance on non-GAAP financial measures.

     Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Impairment loss	$(245,509)	$(157,505)	$(7,000)	$(63,000)	$—
Minority interest share of impairment loss	1,770	—	—	—	—
Charge-off of deferred debt costs	(2,834)	(3,222)	(1,270)	(3,865)	(1,113)
Gain on early extinguishment of debt	1,611	—	—	—	—
Abandoned projects	—	(1,663)	(837)	—	—

	$(244,962)	$(162,390)	$(9,107)	$(66,865)	$(1,113)

Per unit amounts	$(3.95)	$(2.63)	$(0.14)	$(0.99)	$(0.01)

Reconciliation of Net Loss to EBITDA
(in thousands)

	Year Ended December 31,
	2003	2002(1)	2001(1)	2000(1)	1999(1)
Net income (loss)	$(327,921)	$(192,298)	$(50,144)	$66,392	$135,776
Depreciation from continuing operations	134,883	143,978	149,217	152,266	145,065
Depreciation from unconsolidated entities and discontinued operations	15,152	20,455	19,356	18,646	17,878
Gain on sale of assets	(2,668)	(5,861)	—	(2,595)	—
SWAP termination costs	—	—	7,049	—	—
Merger costs:
Termination costs	—	—	19,919	—	—
Financing costs	—	—	5,486	—	—
Lease termination costs	—	—	36,604	—	—
Interest expense	167,581	164,917	159,780	156,944	123,726
Interest expense from unconsolidated entities and discontinued operations	7,563	10,884	11,124	10,863	8,438
Amortization expense	2,210	2,088	2,093	1,480	693

EBITDA	$(3,200)	$144,163	$360,484	$403,996	$431,576

(1) EBITDA has been adjusted for 2002 and 2001 to conform to SEC guidance on non-GAAP financial measures.

     Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Impairment loss	$(245,509)	$(157,505)	$(7,000)	$(63,000)	$—
Minority interest share of impairment loss	1,770	—	—	—	—
Charge-off of deferred debt costs	(2,834)	(3,222)	(1,270)	(3,865)	(1,113)
Gain on early extinguishment of debt	1,611	—	—	—	—
Abandoned projects	—	(1,663)	(837)	—	—

	$(244,962)	$(162,390)	$(9,107)	$(66,865)	$(1,113)

Hotel Operating Profit and Operating Margin

     Hotel operating profit and operating margin are commonly used non-GAAP measures of performance that we utilize to measure the relative performance of our individual hotels and groups of hotels and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that hotel operating profit and operating margin are useful to investors by providing greater transparency with respect to significant measures used by management in its financial and operational decision-making.

Hotel Operating Profit
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Total revenue	$1,199,861	$1,242,185	$1,138,325
Percentage lease revenue	—	—	(107,202)
Retail space rental and other revenue	(1,022)	(1,646)	(2,990)

Hotel revenue	1,198,839	1,240,539	1,028,133
Hotel operating expenses	(852,494)	(835,317)	(669,459)

Hotel operating profit	$346,345	$405,222	$358,674

Operating margin(1)	28.9%	32.7%	34.9%

(1)	Hotel operating profit as a percentage of hotel revenue.

Hotel Operating Expense Composition
(dollars in thousands)

	Year Ended
	December 31,
	2003	2002	2001
Hotel departmental expenses:
Room	$255,102	$249,120	$201,554
Food and beverage	150,975	153,123	114,071
Other operating departments	30,011	29,913	25,333
Other property related costs:
Administrative and general	116,641	116,073	93,002
Marketing and advertising	104,507	100,215	82,356
Repairs and maintenance	69,171	65,274	51,573
Energy	62,974	58,249	46,289

Total other property related costs	353,293	339,811	273,220
Management and franchise fees	63,113	63,350	55,281

Hotel operating expenses	$852,494	$835,317	$669,459

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$1,126,971	$1,121,993	$1,024,771
Taxes, insurance and lease expense	(125,328)	(127,279)	(136,057)
Abandoned projects	—	(1,663)	(837)
Lease termination costs	—	—	(36,604)
Merger termination costs	—	—	(19,919)
Corporate expenses	(14,266)	(13,756)	(12,678)
Depreciation	(134,883)	(143,978)	(149,217)

Hotel operating expenses	$852,494	$835,317	$669,459

Liquidity and Capital Resources

     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the year ended December 31, 2003, net cash flow provided by operating activities, consisting primarily of hotel operations, was $41 million. At December 31, 2003, we had cash on hand of approximately $246 million. Included in cash on hand are approximately $25 million held under our hotel management agreements to meet our hotel minimum working capital requirements and $14 million held in escrow under certain of our debt agreements.

     We currently expect that our cash flow provided by operating activities for 2004 will be approximately $56 million to $62 million. These cash flow forecasts assume a RevPAR increase of 3% to 4%, hotel operating margin flow-through of 1.4 to 1.6 times, sales of approximately $125 million in non-strategic hotels and debt reduction of $192 million. In 2004, our current operating plan contemplates that we will make preferred distribution payments of $27 million, capital expenditures of approximately $75 to $100 million, debt maturities of $175 million, and $17 million in normal recurring principal payments. We expect cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances, proceeds from the sale of hotels, and the $174 million currently estimated to be available to us under our secured debt facility. We currently anticipate that FelCor’s board of directors will defer the resumption of common distributions until the anticipated recovery in our business is more firmly established, and to determine the amount of preferred and common distributions, if any, for each quarterly period, based upon the actual operating results of that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

     Events, including the threat of additional terrorist attacks, U.S. military involvement in the Middle East and the bankruptcy of several major corporations, had an adverse impact on the capital markets during 2003. Similar events, such as new terrorist attacks or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the anticipated recovery of the overall economy and of the lodging industry fail to materialize or stall, that too could adversely affect our operating cash flow and the availability and cost of capital for our business.

     As a consequence of the prolonged economic slowdown, its impact on the travel and lodging industries and our higher secured debt levels, Moody’s lowered its ratings on our $1.2 billion in senior unsecured debt one level, to B1 in June 2003. This downgrade, along with a similar downgrade by Standard & Poor’s earlier in 2003 to B, triggered a 50 basis point step-up in interest rates on $900 million of our outstanding senior unsecured debt. In the fourth quarter 2003, Standard & Poor’s further reduced its rating on our senior unsecured debt to B-. The obligation to pay this increased interest rate will continue in effect unless and until either Moody’s raises its rating on our senior unsecured debt to Ba3 or Standard & Poor’s increases its rating to BB-.

     We are also subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, utilities, insurance, and other operating expenses that can fluctuate disproportionately to revenues. These operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations. The economic slowdown and the sharp drop in occupancy and ADR that began in 2001, have resulted both in declines in RevPAR and in an erosion in our operating margins. Our operating margins have dropped from 34.9% in 2001, to 32.7% in 2002 and 28.9% in 2003. If the declines in hotel RevPAR and/or operating margins worsen or continue for a protracted time, they could have a material adverse effect on our operations, earnings and cash flow.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. Through the date of this filing, there have been no borrowings under this facility, and we have an estimated $174 million of borrowing capacity based on the underwritten cash flows of the 14 hotels currently securing this facility. The amount available to us under this facility will fluctuate, prior to conversion into commercial mortgage backed security (CMBS) loans, depending upon the number of hotels provided as security and the underwritten cash flows of those hotels, from time to time. This non-recourse facility has an initial term of 18 months that can be extended for an additional six months at our option and carries a floating interest rate of LIBOR plus 2.25 to 2.75 percent. The outstanding balances on this loan facility will be converted by the lender into fixed rate or floating rate CMBS loans, and we have a one-time option to convert up to $75 million in borrowings to a floating rate CMBS loan. Upon conversion, the fixed rate loans will have a term of 10 years and any floating rate loans will have a maximum term of five years.

     In 2003, by amendment, we reduced our unsecured line of credit commitments from $300 million to $50 million and obtained more relaxed covenant levels. In March 2004, we elected to terminate our line of credit, which is expected to result in the first quarter charge-off of unamortized loan costs of approximately $0.3 million and produce cash savings of approximately $0.4 million during the remainder of 2004. At December 31, 2003, and at the date of termination of the line of credit, there were no borrowings under the line of credit, and we were in compliance with all of the applicable covenants.

     Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.

     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and an interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required to meet FelCor’s REIT qualification test; repurchase units; or merge. As of the date of this filing, we have satisfied all such tests, however, under the terms of two of our indentures, we are prohibited from repurchasing any of our units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Our current debt-to-EBITDA ratio exceeds that ratio and is expected to do so for the foreseeable future. Accordingly, we are prohibited from purchasing any of our units, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other partnership units.

     If actual operating results fail to meet our current expectations, as reflected in our current public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from utilizing the undrawn amounts currently available to us under our secured debt facility, except to repay or refinance maturing debt with similar priority in the capital structure, and may be prohibited from, among other things, incurring any additional indebtedness or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2004, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2004 and, accordingly, could pay no distributions on our common units.

     We currently anticipate that we will meet our financial covenant and incurrence tests under the RevPAR guidance provided by FelCor at its fourth quarter earnings conference call on February 5, 2004. For the first quarter of 2004, we currently anticipate that our portfolio RevPAR will be 1.5% to 2.5% above the comparable period of the prior year. The RevPAR increase in 2004, compared to the same periods in 2003, was approximately 2.2% for January and 1.0% for February. We currently anticipate that full year 2004 hotel portfolio RevPAR will increase approximately 3% to 4%. For 2004 we expect to make capital expenditures of $75 to $100 million, and we anticipate selling approximately $125 million in non-strategic hotels. We estimate that our net loss for 2004 will be in the range of $49 to $55 million or $0.83 to $0.93 per share. FFO per share, for the year 2004, is anticipated to be within the range of $0.76 to $0.86, and EBITDA is expected to be within the range of $249 to $255 million. Our FFO and EBITDA estimates include an $8 million gain expected on the sale of a 251-unit residential condominium development expected to be completed and sold in 2004. No other transaction gains or losses are included in these earnings estimates.

Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per unit data)

	Full Year 2004 Guidance
	Low Guidance		High Guidance
		Per Unit		Per Unit
	Dollars	Amount(a)	Dollars	Amount (a)
Net loss	$(59)	$(0.95)	$(53)	$(0.85)
Depreciation	133		133
Preferred Dividends.	(27)		(27)

FFO	$47	$0.76	$53	$0.86

Net loss	$(59)		$(53)
Depreciation	133		133
Interest expense	172		172
Amortization expense	3		3

EBITDA	$249		$255

(a)	Weighted average units are 62.0 million. Adding unvested FelCor restricted stock of 0.3 million shares to weighted average units, provides the weighted average units of 62.3 million used to compute FFO per unit.

The following details our debt outstanding at December 31, 2003 and 2002 (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	December 31,	December 31,
	Hotels	December 31, 2003		Date	2003	2002
Promissory note	none	3.12	(a)	June 2016	$650	$650
Senior unsecured term notes	none	4.36	(b)	Oct. 2004	174,888	174,760
Senior unsecured term notes	none	5.19	(b)	Oct. 2007	124,617	124,518
Senior unsecured term notes	none	10.00		Sept. 2008	596,865	596,195
Senior unsecured term notes	none	9.00		June 2011	298,158	297,907

Total unsecured debt(c)		8.42			1,195,178	1,194,030

Secured debt facility	14 hotels	—		December 2004	—	—
Mortgage debt	10 hotels	3.62	(d)	May 2006	148,080	—
Mortgage debt	15 hotels	5.96	(e)	Nov. 2007	131,721	134,738
Mortgage debt	7 hotels	7.54		April 2009	92,445	94,288
Mortgage debt	6 hotels	7.55		June 2009	69,566	70,937
Mortgage debt	8 hotels	8.70		May 2010	178,118	180,534
Mortgage debt	7 hotels	8.73		May 2010	138,200	140,315
Mortgage debt	1 hotel	4.0	(a)	August 2008	15,500	—
Mortgage debt	1 hotel	7.23		October 2005	11,286	54,993
Mortgage debt	8 hotels	7.48		April 2011	50,305	—
Other	1 hotel	9.17		August 2011	6,956	7,299

Total secured debt(c)	78 hotels	6.98			842,177	683,104

Total(c)		7.82%			$2,037,355	$1,877,134

(a)	Variable interest rate based on LIBOR, which was 1.1% as of December 31, 2003.

(b)	These notes were matched with interest rate swap agreements that effectively convert the fixed interest rate on the notes to a variable interest rate based on LIBOR.

(c)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2003.

(d)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods.

(e)	$100 million of this note was matched with interest rate swap agreements that effectively convert the fixed interest rate on this note to a variable interest rate based on LIBOR.

     The fixed rates receivable and the variable rates payable by us under our interest rate swaps, at December 31, 2003, are summarized in the following table:

			Weighted-average
	Notional Amount	Number of	Spread Paid in	Fixed Rate
Swap Maturity	(in millions)	Swaps	Excess of LIBOR	Received
October 2004	$175	6	3.20%	7.38%
October 2007	125	5	4.03%	7.63%
November 2007	100	4	4.35%	7.46%

	$400		3.77%	7.42%

     During 2003, we spent an aggregate of $68 million on capital expenditures, including our pro rata share of capital improvements made by our unconsolidated joint ventures.

Contractual Obligations

     We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2003 (in thousands):

		Less Than	1 – 3	4 – 5	After
	Total	1 Year	Years	Years	5 Years
Debt	$2,041,608	$192,333	$184,417	$888,093	$776,765
Purchase obligations	25,342	25,342	—	—	—
Operating leases	266,444	38,716	71,668	23,182	132,878

Total contractual obligations	$2,333,394	$256,391	$256,085	$911,275	$909,643

Off-Balance Sheet Arrangements

     At December 31, 2003, we had unconsolidated 50% investments in ventures that own an aggregate of 20 hotels (referred to as hotel joint ventures), and we had unconsolidated 50% investments in ventures that operate four of those 20 hotels (referred to as operating joint ventures). We own 100% of the lessees operating 15 hotels owned by the hotel joint ventures and one hotel joint venture is operated without a lease. We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina. None of FelCor’s directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel ventures had approximately $214 million of non-recourse mortgage debt relating to the 20 hotels. This debt is not reflected as a liability on our consolidated balance sheet.

     Our liability with regard to non-recourse debt and the liability of our subsidiaries that are members or partners in joint ventures are generally limited to the guarantee of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

     At December 31, 2003, our unconsolidated joint venture that is developing a residential condominium project in Myrtle Beach, South Carolina, had a $98 million full recourse construction loan. The anticipated completion date of this development is late 2004. We and our joint venture partner Hilton, have each guaranteed 50% of the amount outstanding under this loan. At December 31, 2003, $61 million had been drawn under this loan, of which we have guaranteed our 50% share. Our 50% share of the entire amount available under the construction loan is $49 million. Our guarantee reduces from 50% to 25% of the outstanding balance when the project is completed. In addition, we have guaranteed a $143,000 full recourse loan to one of out 50% owned unconsolidated hotel ventures. The following schedule details these guaranty obligations and maturity dates at December 31, 2003 (in thousands):

	Total Amounts
	Committed	2004	]2005
Loan guarantees	$30,861	$143	$30,718

     We have recorded equity in income (loss) of unconsolidated entities of $2 million, $(10) million (including an impairment loss of $13 million), and $7 million for the years ended December 31, 2003, 2002 and 2001, respectively, and received distributions of $9 million, $11 million, and $8 million for the years 2003, 2002 and 2001, respectively. The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees. We own 100% of the operating lessees for 15 of the hotel joint ventures. The operating lessees with respect to these 15 hotel joint ventures incurred losses, which were included in our consolidated statements of operations, of $4 million, $1 million and $1 million for the years 2003, 2002 and 2001, respectively.

     Capital expenditures on the hotels owned by our hotel joint ventures are generally paid from their capital reserve account, which is funded from the income from operations of these ventures. However, if a venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that, in the event of a capital call, the other joint venture member or partner may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make the other party’s contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50% and may require that we consolidate the venture, including all of its assets and liabilities, into our consolidated financial statements.

     Effective June 1, 2003, we made a $0.2 million capital contribution to our hotel joint venture with Interstate Hotels & Resorts, which increased our ownership in that venture to more than 50 percent. As a result, we then began consolidating the venture and the operations of its eight hotels. The consolidation of this venture increased our investment in hotels by $73 million, our debt by $51 million and reduced our investment in unconsolidated entities by $19 million. In 2003, we also made loans to this venture aggregating $1.7 million and our partner made loans to the venture aggregating $0.9 million.

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

Quantitative and Qualitative Disclosures About Market Risk

     At December 31, 2003, approximately 73% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

     The following tables provide information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the tables present scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the tables present the notional amount and weighted average interest rate, by contractual maturity date. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The fair value of our fixed to variable interest rate swaps indicates the estimated amount that would have been received or paid by us had the swaps been terminated at the date presented.

Expected Maturity Date
at December 31, 2003
(dollars in thousands)

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$188,922	$24,521	$15,227	$258,793	$613,800	$776,115	$1,877,378	$1,975,819
Average interest rate	7.42%	7.67%	8.00%	7.47%	9.96%	8.54%	8.73%
Floating rate:
Debt	3,411	3,568	141,101	—	15,500	650	164,230	164,230
Average interest rate(a)	3.62%	3.62%	3.62%	—	3.97%	3.12%	3.65%
Interest rate swaps (fixed to floating)(b)
Notional amount	175,000	—	—	225,000	—	—	400,000	5,468
Pay rate(b)	4.31%	—	—	5.29%	—	—	4.87%
Receive rate	7.38%	—	—	7.45%	—	—	7.42%
Total debt	$192,333	$28,089	$156,328	$258,793	$629,300	$776,765	2,041,608
Average interest rate	4.57%	7.16%	4.05%	5.60%	9.71%	8.53%	7.82%
Net discount							(4,253)
Total debt							$2,037,355

(a)	The average floating rate of interest represents the implied forward rate in the yield curve at December 31, 2003.

(b)	The interest rate swaps decreased our interest expense by $7 million during 2003.

Expected Maturity Date
at December 31, 2002
(dollars in thousands)

								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$35,118	$189,228	$42,606	$14,217	$258,428	$1,343,507	$1,883,104	$1,725,934
Average interest rate	7.42%	7.42%	7.48%	8.04%	7.42%	8.89%	8.48%
Floating rate:
Debt	—	—	—	—	—	650	650	650
Average interest rate(a)	—	—	—	—	—	3.38%	3.38%
Interest rate swaps (fixed to floating)(b)
Notional amount	—	175,000	—	—	25,000	—	200,000	7,708
Pay rate(b)	—	4.59%	—	—	4.95%	—	4.64%
Receive rate	—	7.38%	—	—	7.63%	—	7.41%
Total debt	$35,118	$189,228	$42,606	$14,217	$258,428	$1,344,157	1,883,754
	7.42%	4.84%	7.48%	8.04%	7.22%	8.89%	8.18%
Net discount							(6,620)
Total debt							$1,877,134

(a)	The average floating rate of interest represents the implied forward rates in the yield curve at December 31, 2002.

(b)	The interest rate swaps decreased our interest expense by $4 million during 2002.

     Swap contracts, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for the financial institutions that are counterparties to the interest rate swap agreements range from A+ to AA-.

Inflation

     Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, require us to reduce room rates in the near term and may limit our ability to raise room rates in the future. We are also subject to the risk that inflation will cause increases in hotel operating expenses disproportionately to revenues. During 2003, health and workers compensation insurance and energy costs increased despite a decrease in revenues.

Seasonality

     The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may utilize cash on hand or borrowings to satisfy our obligations or make distributions to our equity holders.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

•	We are required by GAAP to record an impairment charge when we believe that an investment in one or more of our hotels has been impaired, such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment. We test for impairment when certain events occur, including one or more of the following: projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; events that could cause changes or uncertainty in travel patterns; and a current expectation that, more likely than not, a hotel will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In 2003, we identified 18 hotels, and in 2002 we identified 33 hotels, that we expect to sell by the end of 2005. The shorter probable holding periods related to our decision to sell these hotels was the primary factor that led to impairment charges on these hotels. As we sell these hotels, we may recognize additional losses or gains on sale. We revised our estimates of future cash flows for our hotel portfolio in the fourth

•	quarter of 2002, when it became apparent that the recovery of the travel industry would take longer than we had originally expected. In the evaluation of impairment of our hotel assets, and in establishing the impairment charge, we made many assumptions and estimates on a hotel by hotel basis, which included the following:

o	Annual cash flow growth rates for revenues and expenses;

o	Holding periods;

o	Expected remaining useful lives of assets;

o	Estimates in fair values taking into consideration future cash flows, capitalization rates, discount rates and comparable selling prices; and

o	Future capital expenditures.

Changes in these estimates, future adverse changes in market conditions or poor operating results of underlying hotels could result in losses or an inability to recover the carrying value of the hotels that may not be reflected in the hotel’s current carrying value, thereby requiring additional impairment charges in the future.

•	We own a 50% interest in various real estate joint ventures reported under the equity method of accounting. In accordance with GAAP, we record an impairment of these equity method investments when they experience an other than temporary decline in value. Changes in our estimates or future adverse changes in the market conditions of the hotels owned by equity method investments could result in additional declines in value that could be considered other than temporary.

•	We make estimates with respect to contingent liabilities for losses covered by insurance in accordance with Financial Accounting Standard 5, Accounting for Contingencies. We record liabilities for self insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. In 2002, we became self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 68 of our hotels. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves represent estimates at a given accounting date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be reporting lags between the occurrence of the insured event and the time it is actually reported. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $4 million, at December 31, 2003, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We had recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2003.

•	SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establishes accounting and reporting standards for derivative instruments. In accordance with these pronouncements, all of our interest rate swap agreements outstanding at December 31, 2003, were designated as fair value hedges because they are hedging our exposure to the changes in the fair value of our fixed rate debt. Our swaps meet the criteria necessary to assume no ineffectiveness of the hedge. These instruments are adjusted to our estimate of their fair market value through the income statement, but are offset by the change in the estimated fair value of our swapped fixed rate debt. We estimate the fair value of our interest rate swaps and fixed rate debt through the use of a third party valuation. We may use other methods and assumptions to validate the fair market value. At December 31, 2003, our estimate of the fair market value of the interest rate swaps was approximately $5 million and represents the amount that we estimate we would currently receive upon termination of these instruments, based on current market rates and reasonable assumptions about relevant future market conditions.

•	Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $297 million. The gross deferred income tax asset associated with these potential future tax deductions was $105 million. We have recorded a valuation allowance equal to 100% of our $105 million deferred tax asset related to our TRSs, because of the uncertainty of realizing the benefit of the deferred tax asset. SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In accordance with SFAS 109, we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Recent Accounting Announcements

     In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred for an indefinite period certain provisions of SFAS 150 relating to the classification and measurement of mandatorily redeemable non-controlling interests. We do not believe that we have any such interests. The implementation of the remaining effective provisions of SFAS 150 did not impact our financial condition, results of operation or liquidity.

     FASB Interpretation, or FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” was issued in January 2003. In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified Accounting Research Bulletin 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The recognition and measurement provisions of this FIN apply immediately to variable interest entities created after January 31, 2003, and apply to the first interim or annual period ending after December 15, 2003, for entities acquired before February 1, 2003 (as deferred by FASB Staff Position No. FIN 46-6). This FIN requires the consolidation of results of variable interest entities in which we are the primary beneficiary. As of December 31, 2003, we did not own an interest in a variable interest entity that met the consolidation requirements and, as such, the adoption of FIN No. 46 did not have a material effect on our financial condition, results of operations, or liquidity. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

Disclosure Regarding Forward Looking Statements

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include “forward looking statements” within the meaning of the federal securities laws. Forward looking statements are not guarantees of future performance. Numerous risks and uncertainties, and the occurrence of future events, may cause actual results to differ materially from those currently anticipated. General economic conditions, including the timing and magnitude of the currently expected recovery in the economy, the realization of anticipated job growth, the impact of U.S. military involvement in the Middle East and elsewhere, future acts of terrorism, the impact on the travel industry of increased security precautions, the availability of capital, the ability to effect sales of non-strategic hotels at anticipated prices, and numerous other factors may affect future results, performance and achievements. Certain of these risks and uncertainties are described in greater detail under “Cautionary Factors That May Affect Future Results” in Item 1 above, or in our other filings with the Securities and Exchange Commission. Although we believe our current expectations to be based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that actual results will not differ materially.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information and disclosures regarding market risks applicable to us are incorporated herein by reference to the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2003.

Item 8. Financial Statements and Supplementary Data

     Included herein beginning at page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of FelCor’s management, including FelCor’s chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including its chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III. — OTHER INFORMATION

Item 10. Directors and Executive Officers of the Registrant

     We have no directors or officers. FelCor as the general partner performs our management functions. Information about the directors and officers of FelCor called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation

     Information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. Financial Statements

     Included herein at pages F-1 through F-41.

         2. Financial Statement Schedules

     The following financial statement schedule is included herein at page F-42 through F-48.

     Schedule III - Real Estate and Accumulated Depreciation for FelCor Lodging Trust Incorporated

     All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

         3. Exhibits

     The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (“FelCor LP”) dated as of December 31, 2001 (filed as Exhibit 10.1 to FelCor Lodging Trust Incorporated’s (“FelCor”) Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), and incorporated herein by reference.)

3.1.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP dated April 1, 2002 (filed as Exhibit 10.1.1 to FelCor’s Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

3.1.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP dated August 31, 2002 (filed as Exhibit 10.1.2 to the 2002 Form 10-K and incorporated herein by reference).

3.1.3	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP dated October 1, 2002 (filed as Exhibit 10.1.3 to the 2002 Form 10-K and incorporated herein by reference).

4.1	Indenture dated as of October 1, 1997 by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (file no. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.1	First Amendment to Indenture dated as of February 5, 1998 by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (file no. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
4.1.2	Second Amendment to Indenture and First Supplemental Indenture dated as of December 30, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated herein by reference).

4.1.3	Third Amendment to Indenture dated as of March 30, 1999 by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.3 to FelCor’s Form 10-Q for the quarter ended March 31, 1999 (the “March 1999 10-Q”) and incorporated herein by reference).

4.1.4	Second Supplemental Indenture dated as of August 1, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.2.4 to the Registration Statement on Form S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.5	Third Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.2.5 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.6	Fourth Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.6 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 ( the “2002 Form 10-K”) and incorporated herein by reference).

4.2	Indenture dated as of September 15, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, and SunTrust Bank, as Trustee (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (file no. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.2.1	First Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.3.1 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.2.2	Second Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.8.2 to the 2002 Form 10-K and incorporated herein by reference).

4.3	Indenture dated as of June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, and SunTrust Bank, as Trustee (filed as Exhibit 4.9 to FelCor’s Form 8-K dated as of June 4, 2001 and filed June 14, 2001, and incorporated herein by reference).

4.3.1	First Supplemental Indenture dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, who are signatories thereto, and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (file no. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
4.3.2	Second Supplemental Indenture dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to the 2002 Form 10-K and incorporated herein by reference).

10.1	Contribution Agreement dated as of January 1, 2001, by and among FelCor, FelCor LP, FelCor, Inc., RGC and DJONT Operations, L.L.C. (filed as Exhibit 10.27 to FelCor’s Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 10-Q”), and incorporated herein by reference).

10.2	Leasehold Acquisition Agreement dated as of March 30, 2001, by and among Bass (U.S.A.) Incorporated, in its individual capacity and on behalf of its subsidiaries and affiliates, and FelCor, in its individual capacity and on behalf of its subsidiaries and affiliates, including as an exhibit thereto the form of Management Agreement for InterContinental Hotels-branded hotels (filed as Exhibit 10.28 to the March 2001 10-Q and incorporated herein by reference).

10.3	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of InterContinental Hotels, as manager, with respect to FelCor’s InterContinental Hotels-branded hotels (included as an exhibit to the Leasehold Acquisition Agreement filed as Exhibit 10.3 above).

10.3.1	Master Amendment to Management Agreements, dated September 17, 2003, by and among FelCor Lodging Trust Incorporated (“FelCor”), FelCor Lodging Limited Partnership (“FelCor LP”), FelCor TRS I, L.L.C., FelCor TRS Holdings, L.P., BHR Operations, L.L.C., BHR Lodging Tenant Company, BHR Salt Lake Tenant Company, L.L.C., BHR Hotels Finance, Inc., BHR Dallas Tenant Company, L.P. and BHR Plano Tenant Company, L.P (filed as Exhibit 10.4.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2003 (the “September 2003 10-Q”) and incorporated herein by reference).

10.4	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto (filed as Exhibit 10.5 to the 2001 Form 10-K and incorporated herein by reference).

10.5	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Doubletree and Doubletree Guest Suites hotels (filed as Exhibit 10.6 to the 2001 Form 10-K and incorporated herein by reference).

10.6	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor’s Sheraton and Westin hotels (filed as Exhibit 10.7 to the 2001 Form 10-K and incorporated herein by reference).

10.7	Employment Agreement dated as of July 28, 1994 between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to FelCor’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1994 (the “1994 10-K/A”) and incorporated herein by reference).

10.8	Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9 to the 1994 10- K/A and incorporated herein by reference).

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.10	1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the “1995 10-K”) and incorporated herein by reference).

10.11	Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to the September 1999 10-Q and incorporated herein by reference).

10.12	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (file no. 333-66041) and incorporated herein by reference).

10.13	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.14	Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (file no. 333-50509) and incorporated herein by reference).

10.15	Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 99.2 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (file no. 333-50509) and incorporated herein by reference).

10.16	Form of Severance Agreement for executive officers and certain key employees of FelCor (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

10.18	Seventh Amended and Restated Credit Agreement dated as of July 26, 2001, among the FelCor, FelCor LP and FelCor Canada Co., as Borrowers, the Lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as Administrative Agents, Bankers Trust Company, as Syndication Agent, J.P. Morgan Securities Inc. and Deutsche Banc Alex. Brown, Inc., as Co-Lead Arrangers and Joint Bookrunners, and Bank of America, N.A. and Salomon Smith Barney, Inc., as Document Agents (filed as Exhibit 10.17 to FelCor’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

10.18.1	1 First Amendment dated as of November 6, 2001, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders party thereto, The Chase Manhattan Bank and The Chase Manhattan Bank of Canada, as Administrative Agents, and Bankers Trust Company, as Syndication Agent (filed as Exhibit 10.17.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”) and incorporated herein by reference).

10.18.2	Second Amendment dated as of June 17, 2002, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders party thereto, JPMorgan Chase Bank and J.P. Morgan Bank Canada, as administrative agents, and Deutsche Bank Trust Company Americas, as syndication agent (filed as Exhibit 10.18.2 to FelCor’s Form 8-K dated June 17, 2002, and filed on July 1, 2002, and incorporated herein by reference).

10.18.3	Third Amendment and Consent dated December 20, 2002, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders party thereto, JPMorgan Chase Bank and J.P. Morgan Bank Canada, as administrative agents, and Deutsche Bank Trust Company Americas, as syndication agent (filed as Exhibit 10.18.3 to FelCor’s Form 8-K dated December 20, 2002, and filed December 23, 2002, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.18.4	Fourth Amendment, dated June 25, 2003, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as syndication agent, and JPMorgan Chase Bank and J.P. Morgan Bank Canada, as administrative agent for the lenders (filed as Exhibit 10.4.1 to the September 2003 10-Q and incorporated herein by reference).

10.18.5	Fifth Amendment, dated October 29, 2003, among FelCor, FelCor LP and FelCor Canada Co., as borrowers, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as syndication agent, and JPMorgan Chase Bank, as administrative agent for the lenders (filed as Exhibit 10.19.5 to the September 2003 10-Q and incorporated herein by reference).

10.19	Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company, Bristol Lodging Holding Company, Nomura Asset Capital Corporation, as administrative agent and collateral agent for Lenders, and Bankers Trust Company, as co-agent for Lenders (filed as Exhibit 10.10 to the Bristol Hotel Company Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.20	Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P. as Mortgagor and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q and incorporated herein by reference).

10.20.1	Promissory Note dated April 1, 1999, in the original principal amount of $100,000,000 made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1999 (the “June 1999 10-Q”) and incorporated herein by reference).

10.21	Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.21.1, also executed by FelCor/CSS Holdings, L.P. with respect to the Embassy Suites Hotels-Anaheim and Embassy Suites Hotels-Deerfield Beach, and by FelCor LP with respect to the Embassy Suites Hotels-Palm Desert (filed as Exhibit 10.24.2 to the June 1999 10-Q and incorporated herein by reference).

10.21.1	Form of six separate Promissory Notes each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites Hotels-Dallas Market Center), $14,000,000 (Embassy Suites Hotels-Dallas Love Field), $12,450,000 (Embassy Suites Hotels-Tempe), $11,550,000 (Embassy Suites Hotels-Anaheim), $8,900,000 (Embassy Suites Hotels-Palm Desert), $15,600,000 (Embassy Suites Hotels-Deerfield Beach) (filed as Exhibit 10.24.1 to the June 1999 10-Q and incorporated herein by reference).

10.22	Form Deed of Trust and Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.2 (filed as Exhibit 10.24 to FelCor’s Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.22.1	Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to the June 2000 10-Q and incorporated herein by reference).

10.22.2	Form of fourteen separate Promissory Notes each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O’Hare Airport, Illinois), $12,500,000 (Chicago O’Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont), and, $10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to the June 2000 10-Q and incorporated herein by reference).

10.23	Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.23.1 (filed as Exhibit 10.25 to the June 2000 10-Q and incorporated herein by reference).

10.23.1	Form of eight separate Promissory Notes, each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey), and $26,268,000 (South San Francisco, California) (filed as Exhibit 10.25.1 to the June 2000 10-Q and incorporated herein by reference).

10.24	Exchange Agreement dated as of October 1, 2002 by and among FelCor LP, FelCor and InterContinental Hotels Operating Corp. (filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

10.25	Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Hotels, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $115 million loan from lender to borrower (the “Mortgage Loan”) (filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.25.1	Form of Mortgage, Deed of Trust and Security Agreement, each dated April 24, 2003, from FelCor/JPM Hotels, L.L.C., as borrower, and DJONT/JPM Leasing, L.L.C., as lessee, (and, in the case of the Mortgages with respect to the properties located in the State of Florida, FelCor Lodging Limited Partnership) in favor of JPMorgan Chase Bank, as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.28.1 to the March 2003 10-Q and incorporated herein by reference).

10.25.2	Promissory Note, dated April 24, 2003, made by FelCor/JPM Hotels, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $115 million (filed as Exhibit 10.28.2 to the March 2003 10-Q and incorporated herein by reference).

10.26	Mezzanine Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Holdings, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $10 million senior mezzanine loan from lender to borrower (the “Senior Mezzanine Loan”) (filed as Exhibit 10.29 to the March 2003 10-Q and incorporated herein by reference).

10.26.1	Pledge and Security Agreement, dated April 24, 2003, from FelCor/JPM Holdings, L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Senior Mezzanine Loan (filed as Exhibit 10.29.1 to the March 2003 10-Q and incorporated herein by reference).

10.26.2	Promissory Note, dated April 24, 2003, made by FelCor/JPM Holdings, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $10 million (filed as Exhibit 10.29.2 to the March 2003 10-Q and incorporated herein by reference).

10.27	Junior Mezzanine Loan Agreement, dated April 24, 2003, by and between DJONT/JPM Tenant Co., L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $25 million junior mezzanine loan from lender to borrower (the “Junior Mezzanine Loan”) (filed as Exhibit 10.30 to the March 2003 10-Q and incorporated herein by reference).

10.27.1	Pledge and Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co., L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.1 to the March 2003 10-Q and incorporated herein by reference).

10.27.2	Promissory Note, dated April 24, 2003, made by DJONT/JPM Tenant Co., L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $25 million (filed as Exhibit 10.30.2 to the March 2003 10-Q and incorporated herein by reference).

10.27.3	Security Agreement dated April 24, 2003, from DJONT/JPM Tenant Co., L.L.C. in favor of JPMorgan Chase Bank, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.3 to the March 2003 10-Q and incorporated herein by reference).

10.28	Loan Facility Agreement, dated June 18, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., as borrowers, FCH/DT BWI Hotel, L.L.C., as a guarantor, and JPMorgan Chase Bank, as lender, and acknowledged by FelCor LP, relating to the non-recourse secured debt facility with lender for up to $200 million aggregate principal amount (the “Loan Facility”) (filed as Exhibit 10.31 to FelCor’s Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 10-Q”) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.28.1	Form of Mortgage, Deed of Trust, Deed to Secure Debt and Security Agreement and Fixture Filing, each dated June 18, 2003, from each of FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C. and FelCor Hotel Asset Company, L.L.C., and FelCor/JPM Wilmington Hotel, L.L.C., as mortgagor, grantor and/or trustor, as applicable, and FCH/DT BWI Holdings, L.P. and FCH/DT BWI Hotel, L.L.C., as owner and ground lessee, respectively, in favor of JPMorgan Chase Bank, as mortgagee, grantee or beneficiary, as applicable, each covering a separate hotel and securing the Loan Facility (filed as Exhibit 10.31.1 to the June 2003 10-Q and incorporated herein by reference).

10.28.2	Promissory Note, dated June 18, 2003, made by FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C. and FelCor/JPM Wilmington Hotel, L.L.C., payable to the order of JPMorgan Chase Bank in the original principal amount of up to $200 million (filed as Exhibit 10.31.2 to the June 2003 10-Q and incorporated herein by reference).

10.28.3	First Amendment to Note, Loan Agreement, Environmental Indemnity Agreement and Other Loan Documents, dated July 31, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor Hotel Asset Company, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C., DJONT Operations, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing II, L.L.C., FelCor/TRS Holdings, L.P., FelCor/JPM LBV Hotel, L.L.C., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM

Wilmington Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., and FelCor LP, as loan parties, and JPMorgan Chase Bank, as lender (filed as Exhibit 10.31.3 to the June 2003 10-Q and incorporated herein by reference).

10.28.4	Second Amendment to Note, Loan Agreement, Environmental Indemnity Agreement and Other Loan Documents, dated October 23, 2003, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., FelCor LP, FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C., DJONT/JPM Austin HI Leasing, L.P., DJONT/JPM Boca Raton Leasing, L.L.C., DJONT/JPM Denver Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., DJONT/JPM Orlando I-Drive Leasing, L.L.C., DJONT/JPM Troy Leasing, L.L.C., FCH/DT BWI Hotel, L.L.C., and FCH/DT BWI Holdings, L.P., as loan parties, and JPMorgan Chase Bank, as lender, and acknowledged by FelCor Hotel Asset Company, L.L.C. (filed as Exhibit 10.31.4 to the September 2003 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.28.5	Third Amendment to Loan Agreement, dated February 18, 2004, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/ JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C., and FelCor Hotel Asset Company L.L.C. (filed as Exhibit 10.31.5 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21*	List of Subsidiaries of FelCor LP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).*

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

*	Indicates that the document is filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELCOR LODGING LIMITED PARTNERSHIP a Delaware Limited Partnership

By:		FelCor Lodging Trust Incorporated
Its General Partner

	By:	/s/ Lawrence D. Robinson

Lawrence D. Robinson
Executive Vice President

Date: March 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
March 5, 2004	/s/ Donald J. McNamara Donald J. McNamara Chairman of the Board and Director

March 10, 2004	/s/ Thomas J. Corcoran, Jr. Thomas J. Corcoran, Jr. President and Director (Chief Executive Officer)

March 10, 2004	/s/ Richard J. O’Brien Richard J. O’Brien Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 10, 2004	/s/ Lester C. Johnson Lester C. Johnson Senior Vice President and Controller (Principal Accounting Officer)

March 6, 2004	/s/ Melinda J. Bush Melinda J. Bush, Director

March 10, 2004	/s/ Richard S. Ellwood Richard S. Ellwood, Director

March 9, 2004	/s/ Richard O. Jacobson Richard O. Jacobson, Director

March 8, 2004	/s/ Charles A. Ledsinger, Jr. Charles A. Ledsinger, Jr., Director

March 5, 2004	/s/ Robert H. Lutz, Jr. Robert H. Lutz, Jr., Director

March 9, 2004	/s/ Robert A. Mathewson Robert A. Mathewson, Director

March 8, 2004	/s/ Richard C. North Richard C. North, Director

March 5, 2004	/s/ Michael D. Rose Michael D. Rose, Director

FELCOR LODGING LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of FelCor Lodging Trust Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, partners’ capital and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 15, 2004

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(in thousands)

	2003	2002
ASSETS
Investment in hotels, net of accumulated depreciation of $886,168 in 2003 and $782,166 in 2002	$3,103,796	$3,473,452
Investment in unconsolidated entities	116,553	141,943
Hotels held for sale	21,838	—
Cash and cash equivalents	246,036	66,542
Accounts receivable, net of allowance for doubtful accounts of $1,104 in 2003 and $1,413 in 2002	45,385	46,944
Deferred expenses, net of accumulated amortization of $16,080 in 2003 and $13,357 in 2002	24,278	24,185
Other assets	33,007	27,297

Total assets	$3,590,893	$3,780,363

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $4,253 in 2003 and $3,231 in 2002	$2,037,355	$1,877,134
Distributions payable	5,504	14,792
Accrued expenses and other liabilities	151,423	150,385
Minority interest in other partnerships	50,197	48,596

Total liabilities	2,244,479	2,090,907

Commitments and contingencies
Redeemable units at redemption value, 3,034 and 3,290 units issued and outstanding at December 31, 2003 and 2002, respectively	33,612	37,634

Preferred units, $.01 par value, 20,000 units authorized:
Series A. Cumulative Convertible Preferred Units, 5,980 units issued and outstanding at December 31, 2003 and 2002, respectively	149,512	149,512
Series B Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2003 and 2002, respectively	169,395	169,395
Common units, 59,120 and 58,767 units issued and outstanding at December 31, 2003 and 2002, respectively	984,417	1,333,014
Accumulated other comprehensive income	9,478	(99)

Total partners’ capital	1,312,802	1,651,822

Total liabilities, redeemable units and partners’ capital	$3,590,893	$3,780,363

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except per unit data)

	2003	2002	2001
Revenues:
Hotel operating revenue	$1,198,839	$1,240,539	$1,028,133
Percentage lease revenue	—	—	107,202
Retail space rental and other revenue	1,022	1,646	2,990

Total revenues	1,199,861	1,242,185	1,138,325

Expenses:
Hotel departmental expenses	436,088	432,156	340,958
Other property operating costs	353,293	339,811	273,220
Management and franchise fees	63,113	63,350	55,281
Taxes, insurance and lease expense	125,328	127,279	136,057
Abandoned projects	—	1,663	837
Lease termination costs	—	—	36,604
Merger termination costs	—	—	19,919
Corporate expenses	14,266	13,756	12,678
Depreciation	134,883	143,978	149,217

Total operating expenses	1,126,971	1,121,993	1,024,771

Operating income	72,890	120,192	113,554
Interest expense, net:
Recurring financing	(165,314)	(162,786)	(156,907)
Merger related financing	—	—	(5,486)
Charge-off of deferred financing costs	(2,834)	(3,222)	(1,270)
Gain on early extinguishment of debt	331	—	—
Swap termination expense	—	—	(7,049)
Impairment loss	(224,583)	(70,168)	(6,273)

Loss before equity in income of unconsolidated entities, minority interests and gain on sale of assets	(319,510)	(115,984)	(63,431)
Equity in income (loss) from unconsolidated entities	2,370	(10,127)	7,346
Gain on sale of assets	284	5,861	2,935
Minority interests	2,811	(1,095)	(3,585)

Loss from continuing operations	(314,045)	(121,345)	(56,735)
Discontinued operations	(13,876)	(70,953)	6,591

Net loss	(327,921)	(192,298)	(50,144)
Preferred distributions	(26,908)	(26,292)	(24,600)

Net loss applicable to common unitholders	$(354,829)	$(218,590)	$(74,744)

Loss per common unit data:
Basic and diluted:
Net loss from continuing operations	$(5.52)	$(2.39)	$(1.32)

Net loss	(5.74)	(3.54)	(1.21)

Weighted average units outstanding	61,845	61,737	61,635
Cash distributions declared on partnership units	$—	$0.60	$1.70

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
Net loss	$(327,921)	$(192,298)	$(50,144)
Cumulative transition adjustment from interest rate swaps	—	—	248
Unrealized holding losses from interest rate swaps	—	—	(7,297)
Losses realized on interest rate swap terminations	—	—	7,049
Foreign currency translation adjustment	9,577	277	(376)

Comprehensive loss	$(318,344)	$(192,021)	$(50,520)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2003, 2002, and 2001
(in thousands)

			Accumulated
			Other	Total
	Preferred	Partnership	Comprehensive	Partners’
	Units	Units	Income (Loss)	Capital
Balance, December 31, 2000	$293,265	$1,587,334		$1,880,599
Foreign exchange translation			$(376)	(376)
Contributions		17,487		17,487
Redemption of units		(9,218)		(9,218)
Distributions		(134,694)		(134,694)
Allocations to redeemable units		65,161		65,161
Net loss		(50,144)		(50,144)

Balance, December 31, 2001	293,265	1,475,926	(376)	1,768,815
Foreign exchange translation			277	277
Issuance of Series B preferred units	25,645			25,645
Contributions		132		132
Distributions		(63,550)		(63,550)
Conversion of preferred units	(3)			(3)
Allocations from redeemable units		112,804		112,804
Net loss		(192,298)		(192,298)

Balance, December 31, 2002	318,907	1,333,014	(99)	1,651,822
Foreign exchange translation			9,577	9,577
Contributions		2,210		2,210
Distributions		(26,908)		(26,908)
Allocations from redeemable units		4,022		4,022
Net loss		(327,921)		(327,921)

Balance, December 31, 2003	$318,907	$984,417	$9,478	$1,312,802

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002, and 2001
(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(327,921)	$(192,298)	$(50,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	140,225	152,817	157,692
Gain on sale of assets	(2,660)	(6,061)	(3,417)
Amortization of deferred financing fees	4,996	5,297	5,292
Accretion (amortization) of debt	590	407	17
Allowance for doubtful accounts	309	(9)	220
Amortization of unearned officers’ and directors’ compensation	2,210	2,088	2,093
Equity in loss (income) from unconsolidated entities	(2,370)	10,127	(7,346)
Charge-off of deferred financing costs	2,834	3,222	1,270
Gain on early extinguishment of debt	(1,611)	—	—
Lease termination costs			36,604
Impairment loss on investment in hotels and hotels held for sale	245,509	144,085	7,000
Minority interests	(2,811)	1,095	3,585
Changes in assets and liabilities:
Accounts receivable	2,597	4,524	6,847
Other assets	(7,134)	(6,253)	1,596
Accrued expenses and other liabilities	(6,978)	(11,750)	(16,543)

Net cash flow provided by operating activities	47,785	107,291	144,766

Cash flows provided by (used in) investing activities:
Acquisition of hotels	—	(49,778)	—
Improvements and additions to hotels	(64,045)	(60,793)	(65,446)
Cash from acquisition of lessees and consolidation of venture	2,705	—	29,731
Proceeds from sale of assets	104,131	29,001	66,330
Cash distributions from unconsolidated entities	8,848	11,310	8,132

Net cash flow provided by (used in) investing activities	51,639	(70,260)	38,747

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	321,119	—	1,122,172
Net proceeds from sale of preferred units	—	23,809
Repayment of borrowings	(198,426)	(62,460)	(1,020,290)
Payments of debt issue costs	(6,656)	(1,455)	(13,801)
Redemption of units	—	(113)	(4,127)
Proceeds from exercise of FelCor stock options	—	—	678
Distributions paid to minority interests	—	(2,058)	(4,799)
Distributions paid to preferred unitholders	(26,908)	(25,907)	(24,600)
Distributions paid to unitholders	(9,288)	(31,074)	(136,094)

Net cash flow provided by (used in) financing activities	79,841	(99,258)	(80,861)

Effect of exchange rate changes on cash	229	27	30
Net change in cash and cash equivalents	179,494	(62,200)	102,682
Cash and cash equivalents at beginning of periods	66,542	128,742	26,060

Cash and cash equivalents at end of periods	$246,036	$66,542	$128,742

Supplemental cash flow information — Interest paid	$160,407	$159,401	$164,261

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

     In 1994, FelCor Lodging Limited Partnership, or FelCor LP was established with six hotels. We are the largest owner of full service, all-suite hotels in the nation. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, the nation’s second largest lodging Real Estate Investment Trust, or REIT. At December 31, 2003, FelCor owned an approximately 95% equity interest in our operations. At December 31, 2003, our hotel portfolio included 71 full service, all-suite hotels, and we are the owner of the greatest number of Embassy Suites Hotels®, Crowne Plaza®, Holiday Inn® and independently-owned Doubletree® hotels in North America. Our portfolio also includes 75 hotels in the upscale and full service segments.

     At December 31, 2003, we had ownership interests in 166 hotels. We owned a 100% real estate interest in 129 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 20 hotels. As a result of our ownership interests in the operating lessees of 161 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 159 of the 161 hotels were included in continuing operations at December 31, 2003. The remaining two hotels were held for sale as of December 31, 2003, and where their operations are included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

     At December 31, 2003, we had an aggregate of 67,850,849 redeemable and common units of FelCor LP limited partnership interest outstanding.

     The following table reflects the distribution, by brand, of the 159 hotels included in our consolidated hotel continuing operations at December 31, 2003:

Brand	Hotels	Rooms
Embassy Suites Hotels	56	14,279
Doubletree and Doubletree Guest Suites®	10	2,206
Holiday Inn - branded	48	15,178
Crowne Plaza and Crowne Plaza Suites®	15	5,108
Sheraton® and Sheraton Suites®	10	3,269
Other brands	20	4,252

Total hotels	159

     The hotels shown in the above table are located in the United States (33 states) and Canada (two hotels), with concentrations in Texas (38 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 55% of our hotel room revenues were generated from hotels in these four states during 2003.

     At December 31, 2003, of the 159 consolidated hotels included in continuing operations, (i) subsidiaries of IHG managed 70, (ii) subsidiaries of Hilton managed 66, (iii) subsidiaries of Starwood managed 11, (iv) subsidiaries of Interstate Hotels & Resorts, or Interstate, managed 10, and (v) two independent management companies managed one each.

     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect to previously reported net loss or partners’ capital.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

     Principles of Consolidation — Our accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated entities (50 percent owned ventures) are accounted for by the equity method.

     Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investment in Hotels — Our hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings, 15 to 20 years for improvements and three to seven years for furniture, fixtures, and equipment.

     We periodically review the carrying value of each of our hotels to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows over the shorter of the hotel’s estimated useful life or the expected hold period, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, we make an adjustment to reduce carrying value of the hotel to its then fair value. We use recent operating results and current market information to arrive at our estimates of fair value.

     Maintenance and repairs are expensed and major renewals and improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from our accounts and the related gain or loss is included in operations.

Acquisition of Hotels — Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment, and inventory. We allocate the purchase price among these asset classes based upon their respective values determined in accordance with Statement of Financial Accounting Standards, or SFAS, 141, “Business Combinations.” When we acquire properties, we acquire them for use. The only intangible assets typically acquired consist of miscellaneous operating agreements all of which are of short duration and at market rates. We do not generally acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when we acquire hotels. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand owner and manager.

     Investment in Unconsolidated Entities —We own a 50% interest in various real estate ventures in which the partners or members jointly make all material decisions concerning the business affairs and operations. Additionally, we also own a preferred equity interest in one of these real estate ventures. Because we do not control these entities, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 40 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. Our investment in unconsolidated entities is periodically reviewed for other than temporary declines in market value. Any decline that is not expected to recover in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows and market capitalization rates.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies — (continued)

     Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. Once a hotel is “held for sale” the operations related to the hotel are included in discontinued operations. We consider a hotel as “held for sale” once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable.

     We do not depreciate hotel assets so long as they are classified as “held for sale.” Upon designation of a hotel as being “held for sale,” and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost and fair value, less cost to sell, in accordance with SFAS 144. Any such adjustment in the carrying value of a hotel classified as “held for sale” is reflected in discontinued operations. We include in discontinued operations the operating results of those hotels that are classified as “held for sale” or that have been sold.

     Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in cash and cash equivalents is $14.2 million and $16.4 million in 2003 and 2002, respectively, which is held in escrow under certain of our debt agreements.

     We place cash deposits at major banks. Our bank account balances may exceed the Federal Depository Insurance Limits of $100,000; however, management believes the credit risk related to these deposits is minimal.

     Deferred Expenses — Deferred expenses, consisting primarily of loan costs, are recorded at cost. Amortization is computed using a method that approximates the interest method over the maturity of the related debt.

     Other Assets — Other assets consist primarily of hotel operating inventories, prepaid expenses and deposits.

     Revenue Recognition — Beginning in January 2001, in conjunction with the effectiveness of the REIT Modernization Act, or RMA, we started acquiring our lessees and leases and began to earn room revenue, food and beverage revenue and other revenue through the operations of our hotels.

     As a result of the acquisition of our lessees, approximately 99.9% of our revenue is comprised of hotel operating revenues, such as room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 0.1% of our revenue is from retail space rental revenue and other sources.

     We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest), as incurred. When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor. Associated with the frequent guest programs, we have no loss contingencies or ongoing obligation beyond what is paid to the brand owner at the time of the guest’s stay.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies — (continued)

     Foreign Currency Translation — Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income.

     Capitalized Cost — We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2003, 2002, and 2001, were approximately $2.0 million, $1.4 million and $1.2 million, respectively.

     Net Income (Loss) Per Unit — We compute basic earnings per unit by dividing net income (loss) available to unitholders by the weighted average number of units outstanding. We compute diluted earnings per unit by dividing net income (loss) available to unitholders by the weighted average number of units and unit equivalents outstanding. Unit equivalents represent units issuable upon exercise of FelCor stock options and FelCor’s unvested officers’ restricted stock grants.

     For all years presented, our Series A Cumulative Preferred Unit, or Series A preferred units, if converted to common units, would be antidilutive; accordingly we do not assume conversion of the Series A preferred units in the computation of diluted earnings per unit. For all years presented, FelCor stock options granted are not included in the computation of diluted earnings per unit because the average market price of FelCor’s common stock during each respective year exceeded the exercise price of the options.

     Stock Compensation — FelCor applies Accounting Principles Board, or APB, Opinion 25 and related interpretations in accounting for our stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, “Accounting for Stock-Based Compensation,” was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” FelCor began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for FelCor’s stock-based compensation plans been determined in accordance with SFAS 123 prior to January 1, 2003, our net income or loss and net income or loss per unit for the periods presented would approximate the pro forma amounts below (in thousands, except per unit data):

	2003	2002	2001
Loss from continuing operations, as reported	$(314,045)	$(121,345)	$(56,735)
Add stock based compensation included in the net loss, as reported	2,210	2,088	2,093
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,355)	(2,617)	(2,704)

Loss from continuing operations, pro forma	$(314,190)	$(121,874)	$(57,346)
Basic and diluted net loss from continuing operations per common unit:
As reported	$(5.52)	$(2.39)	$(1.32)
Pro forma	$(5.52)	$(2.40)	$(1.33)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

     Derivatives — We record derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either partners’ capital or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies # (continued)

     Segment Information — SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one operating segment.

     Distributions — We have historically paid regular quarterly distributions on our common units. Additionally, we have paid regular quarterly distributions on our preferred units in accordance with our preferred unit distribution requirements. In 2003, we announced that, as the result of declines in our portfolio’s average daily rate, which was attributed to the uncertain geopolitical environment and soft business climate, along with the risk of further margin deterioration, we suspended payment of regular common distributions.

     Minority Interests — Minority interests in consolidated subsidiaries represent the proportionate share of the equity not owned by us. We allocate income and loss to minority interest based on the weighted average percentage ownership throughout the year.

     Income Taxes — We are a partnership under the Internal Revenue Code. Prior to January 1, 2001, as a partnership all of our taxable income or loss, or tax credits were passed through to our partners. Under the RMA that became effective January 1, 2001, we generally lease our hotels to wholly-owned taxable REIT subsidiaries, or TRSs, that are subject to federal and state income taxes. We account for income taxes in accordance with the provisions of SFAS 109. Under SFAS 109, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

3.	Acquisition of Hotel Leases

     As a result of the passage of the RMA, effective January 1, 2001, we acquired 100% of DJONT Operations, L.L.C., or DJONT, which owned leases on 85 of our hotels, and contributed it to a TRS. In consideration, we issued 416,667 of our common units, valued at approximately $10 million, and we assumed DJONT’s accumulated stockholders’ deficit of $25 million, which we expensed as lease termination cost in 2001. On January 1, 2001, we acquired from IHG the leases covering 11 hotels, terminated one additional lease in connection with the sale of the related hotel and terminated the 12 related management agreements in exchange for 413,585 shares of FelCor’s common stock valued at approximately $10 million and we issued a corresponding number of partnership units to FelCor. Of this $10 million in consideration, we expensed approximately $2 million as lease termination costs in 2001 and $8 million in 2000.

     We purchased certain assets and assumed certain liabilities in connection with the acquisition of the leases on these 96 hotels. The fair values of the acquired assets and liabilities at January 1, 2001, are as follows (in thousands):

Cash and cash equivalents	$25,300
Accounts receivable	30,214
Other assets	17,318

Total assets acquired	72,832

Accounts payable	18,656
Due to FelCor LP	30,687
Accrued expenses and other liabilities	40,372

Total liabilities assumed	89,715

Liabilities assumed in excess of assets acquired	16,883
Value of FelCor common stock and units issued	19,721

Lease termination costs	$36,604

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisition of Hotel Leases – (continued)

     We acquired 88 hotel leases held by IHG on July 1, 2001. In consideration for the acquisition of these leases, we entered into long-term management agreements with IHG with regard to these hotels and FelCor issued to IHG 100 shares of its common stock and we issued a corresponding number of common partnership units to FelCor. The management fees payable to IHG include compensation to IHG for both management services and the acquisition of the 88 leases and, as such, are higher than we pay to other managers for comparable services. Management fees payable under these management contracts are expensed as incurred.

     We purchased certain assets and acquired certain liabilities with the acquisition of the 88 hotel leases. The fair value of the acquired assets and liabilities at July 1, 2001, are as follows (in thousands):

Cash and cash equivalents	$4,431
Accounts receivable	30,964
Other assets	6,941

Total assets acquired	$42,336

Accounts payable	$7,660
Accrued expenses and liabilities	34,676

Total liabilities assumed	$42,336

4.	Investment in Hotels

     Investment in hotels at December 31, 2003 and 2002, consists of the following (in thousands):

	2003	2002
Building and improvements	$3,142,853	$3,399,151
Furniture, fixtures and equipment	512,927	492,750
Land	333,060	353,972
Construction in progress	1,124	9,745

	3,989,964	4,255,618
Accumulated depreciation	(886,168)	(782,166)

	$3,103,796	$3,473,452

     In 2003, we sold parking garages adjacent to our hotels in Philadelphia, Pennsylvania, and San Francisco, California, for net sales proceeds of $12.1 million and realized aggregate gains of $0.3 million. Discussions of 2003 hotel dispositions are included in our Discontinued Operations footnote.

     In August 2002, we contributed five of the hotels held for sale to a joint venture in which we retained a 50% equity interest and an independent hotel company holds the other 50% equity interest. We received net cash proceeds of approximately $4.4 million and retained a $1.4 million common equity interest and a $6.3 million preferred equity interest paying 8.19%. Also in August 2002, we sold our 71-room Holiday Inn Express hotel in Colby, Kansas, receiving net proceeds of $1.7 million. We recorded no gain or loss in connection with these transactions as the proceeds received approximated the book value of the properties.

     In July 2002, we acquired the 208-suite SouthPark Suite Hotel in Charlotte, North Carolina for $14.5 million. We converted this hotel to a Doubletree Guest Suites hotel in October 2002. In July 2002, we acquired the 385-room Wyndham® resort and a lease on the Arcadian Shores Golf Club in Myrtle Beach, South Carolina. We converted this hotel to a Hilton hotel in April 2003, following a renovation. We purchased this hotel, adjacent land and a leasehold interest in the golf course for $35.3 million. We entered into a 15-year management agreement with Hilton for the hotel concurrent with the July 2002 closings. We utilized excess cash on hand to acquire these hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Investment in Hotels – (continued)

     In June 2002, we sold retail space associated with the Allerton Hotel located in Chicago, Illinois, for net proceeds of $16.7 million and recorded a net gain of approximately $5.1 million. In addition, in 2002 we also recognized a $0.2 million gain related to the condemnation of land adjacent to one of our hotels.

     In April 2002, we sold our 183-room Doubletree Guest Suites hotel in Boca Raton, Florida, and received net sales proceeds of $6.5 million. We recorded a net gain of approximately $0.8 million on the sale.

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

     In March 2001, we contributed eight of the hotels held for sale to a joint venture in which we retained a 50% equity interest and an affiliate of Interstate holds the other 50% equity interest. We contributed hotels with a book value of approximately $77 million, and received net cash proceeds of approximately $52 million. We retained an $8 million common equity interest and a $16.6 million preferred equity interest paying 8.85%. No gain or loss was recorded in connection with this transaction. We also made a loan of approximately $4 million to Interstate, secured by its interest in the venture. Effective June 1, 2003, we made a $0.2 million capital contribution to our joint venture with Interstate, which increased our ownership in that venture to more than 50 percent. As a result, we began consolidating this venture and its eight hotels. The consolidation of this venture increased our net investment in hotels by $73 million, increased our debt by $51 million and reduced our investment in unconsolidated entities by $19 million.

     In 2001, we received $3.9 million from the condemnation of three parcels of land and recorded a gain of $2.9 million. In 2001, we sold an undeveloped parcel of land adjacent to one of our hotels in Atlanta and recorded a gain of $0.5 million.

     We invested approximately $64 million and $61 million in additions and improvements to hotels during the years ended December 31, 2003 and 2002, respectively.

5.	Impairment Charge

     Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.

     In 2003, we recorded impairment charges, under the provisions of SFAS 144, of $245.5 million ($224.6 million of which is included in continuing operations and the remainder is included in discontinued operations). The 2003 charges were primarily related to our third quarter decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels, and our fourth quarter decision to sell an additional seven hotels. We also recorded additional impairment charges on certain of the non-strategic hotels identified for sale in 2002; these were primarily triggered by decreases in fair value estimates for these hotels.

     In 2002, we recorded impairment charges of $144.1 million under the provisions of SFAS 144 ($70.2 million of which is included in continuing operations and the remainder is included in discontinued operations). This impairment charge related principally to our fourth quarter 2002 decision to sell 33 non-strategic hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Impairment Charge – (continued)

     In 2002, we also recorded an impairment charge of $13.4 million related to an other than temporary decline in value of certain equity method investments under the provisions of Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Common Stocks,” or APB 18. In accordance with APB 18, other than temporary declines in fair value of our investment in unconsolidated entities result in reductions in the carrying value of these investments. We consider a decline in value in our equity method investments that is not estimated to recover within 12 months to be other than temporary.

     In 2001, we recorded impairment charges of $7 million in conjunction with the designation of certain hotels as held for sale under the applicable provisions of SFAS 121.

     The non-strategic hotels held for investment, which are included in our continuing operations, were tested for impairment as required by SFAS 144 using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotels. Those hotels that failed the impairment test described in SFAS 144 were written down to their current estimated fair value, before any selling expenses. These hotels continue to be depreciated over their remaining useful lives.

     We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry remains weak, or if we shorten our contemplated holding period for certain of our hotels.

6.	Discontinued Operations

Condensed combined financial information for the 18 hotels included in discontinued operations is as follows:

	Year Ended December 31,
	2003	2002	2001
Hotel operating revenue	$58,206	$75,774	$54,711
Percentage lease revenue	—	—	7,935
Operating expenses	54,314	71,502	54,374

Operating income	3,892	4,272	8,272
Direct interest costs, net	(498)	(1,508)	(1,436)
Impairment loss	(20,926)	(73,917)	(727)
Gain on the early extinguishment of debt	1,280	—	—
Gain on disposition	2,376	200	482

Income (loss) from discontinued operations	$(13,876)	$(70,953)	$6,591

     In October 2003, we sold four Holiday Inn-branded hotels in Ontario, Canada for net proceeds of $30.6 million; five hotels (Embassy Suites Hotels in Syracuse, New York, Phoenix, and Flagstaff, Arizona, and Doubletree Guest Suites hotels in Columbus, and Dayton, Ohio), for net proceeds of $48.2 million; a Crowne Plaza hotel in Greenville, South Carolina, for net proceeds of $4.2 million; and a Holiday Inn in Texarkana, Arkansas, for net proceeds of $2.5 million. From the sale of these hotels, we realized a net gain of $3.0 million on disposition, which included a $3.5 million gain from foreign currency translation previously recorded in other comprehensive income.

     In August 2003, we relinquished title to two low rise Harvey hotels in Dallas through a foreclosure action. This resulted in a gain of $0.3 million from the extinguishment of $9.7 million of debt (net of escrow balances).

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Discontinued Operations – (continued)

     In July 2003, we sold our Doubletree Guest Suites in Nashville, Tennessee, for net proceeds of approximately $3.0 million. In May 2003, we sold two non-strategic hotels, the 138-room Hampton Inn in Moline, Illinois, and the 132-room Hampton Inn in Davenport, Iowa, for aggregate net sales proceeds of $6.4 million. From the sale of these hotels we realized a net loss on disposition of $0.9 million.

     The results of operations of these 16 hotels and the two hotels designated as held for sale at December 31, 2003, are presented in discontinued operations for the periods presented.

7.	Investment in Unconsolidated Entities

     We owned 50% interests in joint venture entities that owned 20 hotels at December 31, 2003, and 29 hotels at December 31, 2002. We also owned a 50% interest in entities that own an undeveloped parcel of land, provide condominium management services, develop condominiums in Myrtle Beach, South Carolina, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.

     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	December 31,
	2003	2002
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$326,835	$383,249
Total assets	$366,046	$408,979
Debt	$275,209	$278,978
Total liabilities	$276,773	$279,887
Equity	$89,273	$129,854

     Debt of our unconsolidated entities at December 31, 2003, consisted of $213.6 million of non-recourse mortgage debt, of which our pro rata share is $106.8 million.

     Debt of our unconsolidated entities at December 31, 2003, also included $30.9 million of mortgage debt guaranteed by us and $30.7 million of mortgage debt guaranteed by Hilton, one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million of which approximately $61.4 million was outstanding as of December 31, 2003. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and receives a certificate of occupancy, which we expect to occur in late 2004.

     Our guarantee is a payment guarantee and will trigger in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005 and bears interest at LIBOR plus 200 basis points. As of December 31, 2003, we have not established any liability related to our guarantees of debt because it is not probable that we will be required to perform under these guarantees.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Investment in Unconsolidated Entities – (continued)

     Summarized unaudited combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	2003	2002	2001
Total revenues	$75,456	$84,926	$82,776
Net income	$9,438	$8,818	$17,498
Net income attributable to FelCor LP	$4,459	$4,409	$8,749
Preferred return	514	1,341	1,103
Depreciation of cost in excess of book value	(2,603)	(2,458)	(2,506)
Impairment loss	—	(13,419)	—

Equity in income (loss) from unconsolidated entities	$2,370	$(10,127)	$7,346

     A summary of the components of our investment in unconsolidated entities as of December 31, 2003 and 2002, is as follows:

	2003	2002
Hotel investments	$114,178	$141,403
Land and condominium investments	2,523	2,452
Hotel lessee investments	(148)	(1,912)

	$116,553	$141,943

     A summary of the components of our equity in income (loss) of unconsolidated entities for the years ended December 31, 2003, 2002, and 2001, are as follows:

	2003	2002	2001
Hotel investments, including an impairment loss in 2002 of $13,419	$2,981	$(8,852)	$7,983
Hotel lessee operations	(611)	(1,275)	(637)

	$2,370	$(10,127)	$7,346

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt

     Debt at December 31, 2003 and 2002, consists of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	December 31,	December 31,
	Hotels	December 31, 2003		Date	2003	2002
Promissory note	none	3.12	(a)	June 2016	$650	$650
Senior unsecured term notes	none	4.36	(b)	Oct. 2004	174,888	174,760
Senior unsecured term notes	none	5.19	(b)	Oct. 2007	124,617	124,518
Senior unsecured term notes	none	10.00		Sept. 2008	596,865	596,195
Senior unsecured term notes	none	9.00		June 2011	298,158	297,907

Total unsecured debt(c)		8.42			1,195,178	1,194,030

Secured debt facility	14 hotels	—		December 2004	—	—
Mortgage debt	10 hotels	3.62	(d)	May 2006	148,080	—
Mortgage debt	15 hotels	5.96	(e)	Nov. 2007	131,721	134,738
Mortgage debt	7 hotels	7.54		April 2009	92,445	94,288
Mortgage debt	6 hotels	7.55		June 2009	69,566	70,937
Mortgage debt	8 hotels	8.70		May 2010	178,118	180,534
Mortgage debt	7 hotels	8.73		May 2010	138,200	140,315
Mortgage debt	1 hotel	4.0	(a)	August 2008	15,500	—
Mortgage debt	1 hotel	7.23		October 2005	11,286	54,993
Mortgage debt	8 hotels	7.48		April 2011	50,305	—
Other	1 hotel	9.17		August 2011	6,956	7,299

Total secured debt(c)	78 hotels	6.98			842,177	683,104

Total(c)		7.82%			$2,037,355	$1,877,134

(a)	Variable interest rate based on LIBOR, which was 1.1% as of December 31, 2003.

(b)	These notes were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate based on LIBOR.

(c)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2003.

(d)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods.

(e)	$100 million of this note was matched with interest rate swap agreements that effectively converted the fixed interest rate on this note to a variable interest rate based on LIBOR.

     We reported interest expense net of interest income of $2.3 million, $2.1 million and $2.9 million and capitalized interest of $0.6 million, $0.8 million and $0.8 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

     Interest expense associated with the $300 million in senior debt that was repaid in October 2001, relating to our terminated merger with MeriStar Hospitality Corporation, or MeriStar, was $5.5 million, and is presented net of $2.9 million of interest income from the proceeds of the senior notes held in escrow, during the year ended December 31, 2001.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt — (continued)

     We charged off $2.8 million and $3.2 million of unamortized deferred costs as a result of a reduction of the line of credit commitments in 2003 and 2002, respectively. In 2001, we recorded charge-offs of $0.2 million and $1 million of unamortized costs related to the prepayment of floating rate debt and the renewal of the line of credit, respectively.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. Through the date of this filing, there have been no borrowings under this facility, and we have an estimated $174 million of borrowing capacity based on the underwritten cash flows of the 14 hotels currently securing this facility. The amount available to us under this facility will fluctuate, prior to conversion into commercial mortgage backed security (CMBS) loans, depending upon the number of hotels provided as security and the underwritten cash flows of those hotels, from time to time. This non-recourse facility has an initial term of 18 months that can be extended for an additional six months at our option and carries a floating interest rate of LIBOR plus 2.25 to 2.75 percent. The outstanding balances on this loan facility will be converted by the lender into fixed rate or floating rate CMBS loans, and we have a one-time option to convert up to $75 million in borrowings to a floating rate CMBS loan. Upon conversion, the fixed rate loans will have a term of 10 years, and any floating rate loans will have a maximum term of five years.

     In 2003, we made prepayments on two secured loans of $12.3 million and recorded gains from debt extinguishment of $1.3 million.

     In April 2003, we entered into a $150 million non-recourse facility consisting of a $115 million first mortgage loan and $35 million of mezzanine financing, at a combined floating interest rate of LIBOR plus 2.50 percent. The mortgage loan is secured by 10 full service hotels. The equity interests in the related special purpose ownership entities secure the mezzanine debt. The first mortgage loan and mezzanine debt mature in May 2006, but may be extended at our option for up to two, one-year option periods. The proceeds were used to pay off all then outstanding borrowings under our unsecured line of credit.

     In March 2003, we completed the refinancing of $15.5 million of secured debt that was to mature in late 2003. Under the refinancing terms, this fixed rate debt was converted to a floating interest rate of LIBOR plus 285 basis points effective August 2003. The new maturity is August 2008.

     In 2003, by amendment, we reduced our unsecured line of credit commitments from $300 million to $50 million and obtained more relaxed covenant levels. In March 2004, we elected to terminate our line of credit, which is expected to result in the first quarter charge-off of unamortized loan costs of approximately $0.3 million and produce cash savings of approximately $0.4 million during the remainder of 2004. At December 31, 2003, and at the date of termination of the line of credit, there were no borrowings under the line of credit, and we were in compliance with all applicable covenants.

     Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations. Our liability with regard to non-recourse debt is generally limited to the guarantee of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt — (continued)

     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required to meet FelCor’s REIT qualification test; repurchase units; or merge. As of the date of this filing, we have satisfied all such tests, however, under the terms of two of our indentures, we are prohibited from repurchasing any of our units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Our current debt-to-EBITDA ratio exceeds that ratio and is expected to do so for the foreseeable future. Accordingly, we are prohibited from purchasing any of our units, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other partnership units.

     If actual operating results fail to meet our current expectations, as reflected in our public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from utilizing the undrawn amounts currently available to us under our $174 million secured debt facility, except to repay or refinance maturing debt with similar priority in the capital structure, and may be prohibited from, among other things, incurring any additional indebtedness or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2004, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2004 and, accordingly, could pay no distributions on our common units.

     As a consequence of the prolonged economic slowdown, its impact on the travel and lodging industries and our higher secured debt levels, Moody’s lowered its ratings on our $1.2 billion in senior unsecured debt to B1, in June 2003. This downgrade, along with a similar downgrade by Standard & Poor’s earlier in the year to B, triggered a 50 basis point step-up in interest rates on $900 million of our senior unsecured debt, which will continue in effect unless and until either Moody’s raises its ratings on our senior unsecured debt to Ba3 or Standard & Poor’s raises its rating to BB-. In late 2003, Standard & Poor’s further reduced its rating on our senior unsecured debt to B-.

     Future scheduled principal payments on debt obligations at December 31, 2003, are as follows (in thousands):

Year
2004	$192,333
2005	28,089
2006(a)	156,328
2007	258,793
2008	629,300
2009 and thereafter	776,765

2,041,608
Discount accretion over term	(4,253)

$2,037,355

(a)	Approximately $148 million of this debt may be extended at our option for up to two, one-year periods.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Derivatives

     On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2003, all of our outstanding hedges were fair value hedges.

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

     To manage the relative mix of our debt between fixed and variable rate instruments, through December 31, 2003, we had entered into fifteen interest rate swap agreements with five financial institutions with an aggregate notional value of $400 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

     To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     The interest rate swap agreements held at December 31, 2003, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net gain on these interest rate swap agreements was approximately $5.5 million at December 31, 2003, and represents the amount we would receive if the agreements were terminated, based on current market rates.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Derivatives – (continued)

     The fixed rates we will receive and the variable rates we will pay under these swaps, as of December 31, 2003, are summarized in the following table:

			Weighted-average
	Notional Amount	Number of	Spread Paid in		Fixed Rate
Swap Maturity	(in millions)	Swaps	Excess of LIBOR		Received
October 2004	$175	6	3.20%		7.38%
October 2007	125	5	4.03%		7.63%
November 2007	100	4	4.35%		7.46%

	$400		3.77	%(a)	7.42	%(a)

(a) Based on the weighted average as of December 31, 2003.

     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps decreased interest expense by $7.2 million and $4.0 million during the years ended December 31, 2003 and 2002, respectively and increased interest expense by $0.5 million for the year ended December 31, 2001. Our interest rate swaps have monthly to semi-annual settlement dates. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A+ to AA-.

     To fulfill requirements under the $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps with a notional amount of $150 million. We concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps were $0.2 million at December 31, 2003, resulting in no net earnings impact.

10.	Fair Value of Financial Instruments

     SFAS 107 requires disclosures about the fair value of all financial instruments, whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2003. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) debt is based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) our interest rate swaps and the hedged debt are recorded at estimates of fair value, which are based on the amount that we estimate we would currently receive upon termination of these instruments at current market rates and reasonable assumptions about relevant future market conditions. The estimated fair value of our debt of $2.0 billion is $2.1 billion at December 31, 2003.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income Taxes

     FelCor has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, FelCor must meet a number of organizational and operational requirements, including a requirement that they distribute at least 90% of taxable income to its stockholders. It is FelCor’s management’s current intent to adhere to these requirements and maintain its REIT status. As a REIT, it generally will not be subject to corporate level federal income taxes on net income it distributes to its stockholders. If it fails to qualify as a REIT in any taxable year, FelCor will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. We are FelCor’s only source of income. Accordingly, we are required to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy the applicable distribution requirement. If FelCor fails to qualify as a REIT, we would be required to distribute to FelCor the funds needed to pay income taxes. Even if FelCor qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income and property and to federal income and excise taxes on undistributed taxable income.

     We generally lease our hotels to wholly-owned TRSs that are subject to federal and state income taxes. In 2003, we also contributed certain hotel assets to our wholly-owned TRSs. We account for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Reconciliation between TRSs GAAP net loss and taxable loss:

     The following table reconciles the TRS GAAP net loss to taxable loss for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	2003	2002	2001
GAAP net loss	$(327,921)	$(192,298)	$(50,144)
GAAP net loss not related to taxable subsidiaries.	189,240	137,312	16,932

GAAP net loss of taxable subsidiaries	(138,681)	(54,986)	(33,212)
Impairment loss not deductible for tax	39,303	—	—
Tax loss in excess of book gains on sale of hotels	(31,423)	—	—
Depreciation and amortization(a)	(1,625)	—	—
Employee benefits not deductible for tax	2,381	(2,924)	5,085
Other book/tax differences	(2,997)	9	4,488

Tax loss of taxable subsidiaries	$(133,042)	$(57,901)	$(23,639)

(a)	The changes in book/tax differences in depreciation and amortization principally resulting from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

Summary of TRSs net deferred tax asset:

     At December 31, 2003 and 2002, our TRS had a deferred tax asset, prior to any valuation allowance, primarily comprised of the following (in thousands):

	2003	2002
Accumulated net operating losses of our TRS	$81,542	$30,986
Tax property basis in excess of book	14,476	—
Accrued employee benefits net deductible for tax	8,651	7,746
Bad debt allowance not deductible for tax	420	537

Gross deferred tax assets	105,089	39,269
Valuation allowance	(105,089)	(39,269)

Net deferred tax asset	$—	$—

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income Taxes – (continued)

     We have provided a 100% valuation allowance against this asset as of December 31, 2003 and 2002, due to the uncertainty of realization and, accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations. As of December 31, 2003, the TRS has net operating loss carryforwards for federal income tax purposes of approximately $215,000 which are available to offset future taxable income, if any, through 2023.

Reconciliation between FelCor’s REIT GAAP net loss and taxable income:

     The following table reconciles FelCor’s REIT GAAP net loss to taxable income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
GAAP net loss not related to taxable subsidiaries	$(189,240)	$(137,312)	$(16,932)
Losses allocated to unitholders other than FelCor	17,777	13,717	10,868

GAAP net loss from FelCor’s REIT operations	(171,463)	(123,595)	(6,064)
Book/tax differences, net:
Depreciation and amortization(a)	14,236	32,719	34,746
Minority interests	(19,241)	(19,780)	(18,680)
Tax loss in excess of book gains on sale of hotels	(2,736)	(4,681)	(4,849)
Lease termination costs not deductible for tax	—	—	36,604
Impairment loss not deductible for tax	206,206	157,504	7,000
Other	(184)	1,355	2,751

Taxable income subject to distribution requirement(b)	$26,818	$43,522	$51,508

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90%.

     If we sell any asset acquired from Bristol Hotel Company, or Bristol, within 10 years after our merger with Bristol, and Felcor recognizes a taxable gain on the sale, FelCor will be taxed at the highest corporate rate on an amount equal to the lesser of the amount of gain that FelCor recognizes at the time of the sale, or the amount of gain that FelCor would have recognized if we had sold the asset at the time of the Bristol merger for its then fair market value. The sales of Bristol hotels that have been made to date have not resulted in any material amount of tax liability. If we are successful in selling the hotels that we have designated as non-strategic, the majority of which are Bristol hotels, FelCor could incur corporate income tax with respect to the related built in gain. At the current time, we believe that FelCor will be able to avoid any substantial built in gain tax on these sales through offsetting built in losses, like kind exchanges and other tax planning strategies.

12.	Redeemable Operating Partnership Units and Partners’ Capital

     FelCor is our sole general partner and is obligated to contribute the net proceeds from any issuance of its equity securities to us in exchange for units corresponding in number and terms to the equity securities issued by it. We may also issue units to third parties in exchange for like number of shares of FelCor common stock, or at the option of FelCor, for the cash equivalent thereof. Due to these redemption rights, these limited partnership units have been excluded from partners’ capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 2003, and 2002 there were 3,033,533 and 3,289,651 redeemable units outstanding. During 2003, 256,118 units were exchanged for a like number of FelCor’s common stock issued from treasury stock. During 2002, 5,713,185 units owned by a subsidiary of IHG, were exchanged for a like number of shares of FelCor’s newly issued common stock, and 2,492 units were redeemed for $49,000 in cash. The exchange with IHG resulted in an increase in FelCor’s ownership of limited partnership units from approximately 85% to 95%.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Redeemable Operating Partnership Units and Partners’ Capital – (continued)

     At December 31, 2003, FelCor had approximately $920 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

Preferred Units

     FelCor’s board of directors is authorized to provide for the issuance of up to 20 million shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers, preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

     In 1996, FelCor issued 6.1 million shares of its Series A preferred stock at $25 per share. The Series A preferred stock bears an annual cumulative dividend payable in arrears equal to the greater of $1.95 per share or the cash distributions declared or paid for the corresponding period on the number of shares of common stock into which the Series A preferred stock is then convertible. Each share of the Series A preferred stock is convertible at the stockholder’s option to 0.7752 shares of common stock, subject to certain adjustments. The proceeds from the Series A preferred stock were contributed to us in exchange for a like number of Series A preferred units. The preference on these units is the same as FelCor’s Series A preferred stock.

     In 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of its Series B preferred stock at $25 per depositary share. It may call the Series B preferred stock and the corresponding depositary shares at $25 per depositary share. These shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any other securities. The Series B preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual cumulative dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The proceeds from the Series B preferred stock were contributed to us in exchange for a like number of Series B preferred units. The preference on these units is the same as FelCor’s Series B preferred stock.

     In 2002, FelCor issued 1,025,800 depositary shares, representing 10,258 shares of its Series B preferred stock at $24.37 per depositary share to yield 9.4%. The proceeds were contributed to us in exchange for a like number of Series B preferred units. The preference on these units is the same as FelCor’s Series B preferred stock. We used the net proceeds of $23.8 million for working capital and discretionary capital expenditures.

     At December 31, 2003, all distributions then payable on the Series A and Series B preferred units had been paid.

13.	Hotel Operating Revenue and Expenses, and Other Property Operating Costs

     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Room revenue	$947,254	$979,830	$824,263
Food and beverage revenue	188,582	195,991	147,305
Other operating departments	63,003	64,718	56,565

Total hotel operating revenues	$1,198,839	$1,240,539	$1,028,133

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

     Approximately 99.9% of our revenue was comprised of hotel operating revenues, which includes room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers), in 2003 and 2002. Approximately 90.3% of our revenue was comprised of hotel operating revenues in 2001. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 0.1% of our revenue was from retail space rental revenue and other sources in 2003 and 2002. In 2001 approximately 9.4% of revenue was comprised of percentage rent from 88 hotel leases held by IHG, which were acquired on July 1, 2001.

     We do not have any time-share arrangements and do not sponsor any guest frequency programs for which we would have any contingent liability. We participate in guest frequency programs sponsored by the brand owners of our hotels, and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest), as incurred. When a guest redeems accumulated guest frequency points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor. Associated with the guest frequency programs, we have no loss contingencies or ongoing obligation beyond what is paid to the brand owner at the time of the guest’s stay.

     Included in total hotel operating revenue for 2003 was $12.9 million of hotel operating revenue from the consolidation of our joint venture with Interstate in June 2003. This joint venture had been previously accounted for by the equity method.

     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Room	$255,102	$249,120	$201,554
Food and beverage	150,975	153,123	114,071
Other operating departments	30,011	29,913	25,333

Total hotel departmental expenses	$436,088	$432,156	$340,958

     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Hotel general and administrative expense	$116,641	$116,073	$93,002
Marketing	104,507	100,215	82,356
Repair and maintenance	69,171	65,274	51,573
Utilities	62,974	58,249	46,289

Total other property operating costs	$353,293	$339,811	$273,220

     Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $397.4 million, $387.1 million and $301.1 million for the year ended December 31, 2003, 2002 and 2001, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

     Included in hotel operating expenses for the year ended December 31, 2003, was $9.7 million of hotel operating expense from the consolidation of our joint venture with Interstate in June 2003. This joint venture had been previously accounted for by the equity method.

14.	Taxes, Insurance and Lease Expense

     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Operating lease expense (a)	$59,038	$61,348	$70,995
Real estate and other taxes	48,778	50,013	54,020
Property and general liability insurance	17,512	15,918	11,042

Total taxes, insurance and lease expense	$125,328	$127,279	$136,057

(a)	Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense is $13.0 million, $15.4 million and $21.8 million in percentage rent for the year ended December 31, 2003, 2002 and 2001, respectively.

15.	Land Leases and Hotel Rent

     We lease land occupied by certain hotels from third parties under various operating leases that expire through 2073. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 15 hotels that are owned by unconsolidated entities and are leased to our wholly-owned TRSs. These leases expire through 2015 and require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2003, are as follows (in thousands):

Year
2004	$38,716
2005	37,850
2006	33,818
2007	13,485
2008	9,697
2009 and thereafter	132,878

$266,444

16.	Merger Termination Costs

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Earnings Per Unit

     The following table sets forth the computation of basic and diluted earnings per unit for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per unit data):

	2003	2002	2001
Numerator:
Loss from continuing operations	$(314,045)	$(121,345)	$(56,735)
Less: Preferred distributions	(26,908)	(26,292)	(24,600)

Loss from continuing operations applicable to unitholders	(340,953)	(147,637)	(81,335)
Discontinued operations	(13,876)	(70,953)	6,591

Net loss applicable to unitholders	$(354,829)	$(218,590)	$(74,744)

Denominator:
Denominator for basic loss per unit – weighted average units	61,845	61,737	61,635

Denominator for diluted loss per unit – adjusted weighted average units and assumed conversions	61,845	61,737	61,635

Loss per unit data:
Basic:
Loss from continuing operations	$(5.52)	$(2.39)	$(1.32)

Discontinued operations	$(0.22)	$(1.15)	$0.11

Net loss	$(5.74)	$(3.54)	$(1.21)

Diluted:
Loss from continuing operations	$(5.52)	$(2.39)	$(1.32)

Discontinued operations	$(0.22)	$(1.15)	$0.11

Net loss	$(5.74)	$(3.54)	$(1.21)

     Securities that could potentially dilute basic earnings per unit in the future that were not included in computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2003	2002	2001
FelCor stock options	—	7	49
FelCor restricted shares granted but not vested	303	317	355
Series A preferred units	4,636	4,636	4,636

     Series A preferred distributions that would be excluded from net income (loss) applicable to unitholders, if the Series A preferred units were dilutive, were $11.7 million for 2003, 2002 and 2001.

18.	Commitments and Related Party Transactions

     The acquisition of DJONT, one of our primary lessees, was completed effective January 1, 2001. In consideration for the acquisition of DJONT, we issued 416,667 units of limited partnership interest valued at approximately $10 million. The acquisition of DJONT required negotiations between us and the owners of DJONT, including Thomas J. Corcoran, Jr., FelCor’s President, Chief Executive Officer, and a director of FelCor, and the children of Charles N. Mathewson, a former director of FelCor. The interests of Mr. Corcoran and Mr. Mathewson were in direct conflict with our interests in these negotiations and, accordingly, they abstained from participation in FelCor’s board of directors’ discussion and vote on this matter.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitments and Related Party Transactions – (continued)

     Our general partner, FelCor, shares the executive offices and certain employees with FelCor, Inc. (controlled by Thomas J. Corcoran, Jr., President and CEO). FelCor Inc. it paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. We reimbursed FelCor for our share of all such allocated costs. Any such allocation of shared expenses must be approved by a majority of FelCor’s independent directors. FelCor, Inc. had a 10% ownership interest in one hotel and limited other investments. FelCor, Inc. paid $46,000, $50,000 and $45,000 for shared office costs in 2003, 2002 and 2001, respectively.

     Effective January 1, 2001, we completed the acquisition of leases with respect to 12 hotels that had been leased to and operated by IHG. In consideration for the acquisition of such leases and termination of the related management agreements, FelCor issued 413,585 shares of its common stock, valued at approximately $10 million, to IHG and we issued a corresponding number of common partnership units to FelCor. We acquired the remaining leases held by IHG, effective July 1, 2001. We contributed these leases to our TRSs. In consideration for these 88 leases, FelCor issued 100 shares of its common stock and we issued a corresponding number of common partnership units to FelCor and agreed to new long-term management agreements with subsidiaries of IHG to manage these hotels. The acquisition of the leases held by IHG involved negotiations between us and IHG. Richard C. North, a director of FelCor, was the Group Finance Director of IHG. IHG, through its affiliates, owns approximately 17% of FelCor’s outstanding shares and our units. The interest of IHG in those negotiations was in direct conflict with our interests. Mr. North abstained from participating in any discussion or vote by FelCor’s board relating to these transactions.

     Following the events of September 11, 2001, certain types of insurance coverage, such as for acts of terrorism, were only available at a high cost. In an effort to keep our cost of insurance within reasonable limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. Our terrorism insurance has per occurrence and aggregate limits of $50 million. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 68 of our hotels; the remainder of our hotels participate in general liability programs of our managers, with no deductible. Due to the increase in our general liability deductible for the 68 hotels, we maintain reserves to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. At December 31, 2003 and 2002, our reserve for this self-insured portion of general liability claims was $4.2 million and $2.3 million, respectively. Our property program has a $100,000 all risk deductible, a deductible of 2% of insured value for named windstorm and a deductible of 5% of insured value for California quake. No reserves have been established as of December 31, 2003, for these property deductibles, as no related losses are estimated to have been incurred. Should such uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results and cash flows.

     We lease the San Francisco Holiday Inn Select Downtown & Spa hotel under a lease that expires at the end of 2004. In May 2003, the lessor asserted that we were in default of our obligations for maintenance, repair and replacement under the lease, and asserted that the cost of correcting the alleged deficiencies was approximately $13.9 million. The lessor subsequently asserted that we were also in default of our capital expenditure obligations under the lease in the approximate amount of $3 million. In October 2003, we reached a partial settlement with the lessor, pursuant to which we paid the lessor $296,000 in full satisfaction and discharge of certain maintenance obligations that the lessor had valued in its original claim at $470,300. We continued to make routine repairs and expend previously approved capital on the hotel and, in December 2003, entered into a tolling agreement and letter of intent, pursuant to which the parties expressed their intent to seek to resolve the disputes between them, terminate the lease and transfer the hotel to the lessor, and established a process for negotiation and, if necessary, mediation and arbitration of the disputes. Following the completion of our

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitments and Related Party Transactions – (continued)

evaluation of the remainder of the lessor’s claims, we engaged in negotiations with the lessor and, in February 2004, reached a settlement, currently subject to the execution of definitive documentation and the approval of the parties’ respective boards of directors or governing bodies. Under the terms of the settlement, we agreed to pay the lessor $5 million (representing an estimated $1.2 million in rent for the last half of 2004 and approximately $3.8 million for repair, maintenance and capital issues, of which approximately $0.8 million was accrued at December 31, 2003, for specifically identified capital items) and transfer our interest in the hotel to the lessor as of June 30, 2004, in exchange for which we will be relieved of the obligation to make any capital improvements to the hotel which are not specifically agreed to and, will receive a full release of all known and unknown claims and further obligations to the lessor. In addition, we are seeking a release of any termination liability to IHG under their management agreement with respect to this hotel upon its termination.

     There is no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of these claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.

     Our hotels are operated under various management agreements that call for base management fees, which range from 2% to 7% of hotel room revenue and generally have an incentive provision related to the hotel’s profitability. In addition, the management agreements generally require us to invest approximately 3% to 4% of revenues in capital maintenance. The management agreements have terms from 10 to 20 years and generally have renewal options.

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

19.	Supplemental Cash Flow Disclosure

     At December 31, 2003, approximately $6 million of preferred distributions had been declared for payment in January 2004. At December 31, 2002, and 2001 approximately $15 million and $8 million, respectively, of aggregate preferred distributions, and common unit distributions had been declared for payment in the following January.

     In 2003 as a result of the exchange of 256,118 units for FelCor common stock, we recorded a reduction in redeemable units of $2.3 million and a corresponding increase in partners’ capital.

     As the result of IHG’s 2002 exchange of 5,713,185 units for FelCor common stock, we recorded a reduction in redeemable units of $73.4 million and a corresponding increase in partners’ capital.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	FelCor’s Stock Based Compensation Plans

     Upon the issuance of any stock, FelCor is obligated to contribute the proceeds to us in exchange for a like number of units. FelCor sponsors four restricted stock and stock option plans, or the FelCor Plans. In addition, upon completion of the merger with Bristol in 1998, it assumed two stock option plans previously sponsored by Bristol, or the Bristol Plans. FelCor was initially obligated to issue up to 1,271,103 shares of its common stock pursuant to the Bristol Plans. No additional options may be awarded under the Bristol Plans. The FelCor Plans and the Bristol Plans are referred to collectively as the Plans.

     FelCor is authorized to issue 3,700,000 shares of common stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest either over five equal annual installments (20% per year), beginning in the year following the date of grant or 100% at the end of a four-year vesting term. Under the FelCor Plans, there were approximately 1,064,407 shares available for grant at December 31, 2003.

     The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of the award. Options covering 93,126 shares were outstanding under the Bristol Plans at December 31, 2003.

Stock Options

     A summary of the status of FelCor’s non-qualified stock options under the Plans as of December 31, 2003, 2002 and 2001, and the changes during these years are presented in the following tables:

	2003		2002		2001
		Weighted		Weighted		Weighted
	No. Shares of	Average	No. Shares of	Average	No. Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year	1,977,474	$22.85	2,041,212	$22.85	1,900,780	$23.33
Granted					300,000	$17.94
Exercised					(48,806)	$10.33
Forfeited	(79,286)	22.15	(63,738)	$22.82	(110,762)	$23.33

Outstanding at end of year	1,898,188	22.88	1,977,474	$22.85	2,041,212	$22.85

Exercisable at end of year	1,651,238	23.71	1,641,944	$23.75	1,546,913	$23.84

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
Range of	Outstanding	Remaining	Wgtd Avg.	Exercisable	Wgtd. Avg.
Exercise Prices	at 12/31/03	Life	Exercise Price	at 12/31/03	Exercise Price
$15.62 to $22.56	1,534,888	4.40	$21.06	1,287,938	$18.26
$24.18 to $36.12	298,300	2.63	$29.34	298,300	$29.34
$36.63	65,000	3.48	$36.63	65,000	$36.63

$15.62 to $36.63	1,898,188	4.09	$22.90	1,651,238	$23.71

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000 when options were granted: dividend yield of 12.44% to 11.28%; risk free interest rates are different for each grant and range from 4.33% to 6.58%; the expected lives of options are six years; and volatility of 21.04% for 2001 grants and 18.22% for 2000 grants. The weighted average fair value of options granted during 2001, was $0.85 per share. FelCor issued no stock options in 2003 and 2002.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	FelCor’s Stock Based Compensation Plans – (continued)

Restricted Stock

     A summary of the status of FelCor’s restricted stock grants as of December 31, 2003, 2002, and 2001, and the changes during these years are presented below:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Market		Fair Market		Fair Market
		Value		Value		Value
	No. Shares	at Grant	No. Shares	at Grant	No. Shares	at Grant
Outstanding at beginning of the year	633,281	$23.73	570,575	$24.40	367,575	$25.01
Granted(a):
With immediate vesting(b)	27,400	$10.98	19,100	$17.55	14,300	$23.74
With 5-year pro rata vesting	70,350	$10.98	43,606	$17.71	214,000	$22.89
Forfeited					(25,300)	$20.23

Outstanding at end of year	731,031	$22.03	633,281	$23.73	570,575	$24.40

Vested at end of year	431,150	$21.49	316,715	$21.78	215,795	$24.09

(a)	All shares granted are issued out of treasury except for 6,900, 4,100, and 2,700 of the restricted shares issued to directors during the years ended December 31, 2003, 2002, and 2001, respectively.

(b)	Shares awarded to FelCor’s directors.

21.	Employee Benefits

     FelCor offers a 401(k) plan, health insurance benefits and a deferred compensation plan to its employees. FelCor’s matching contribution to the 401(k) plan was $0.6 million, $0.5 million, and $0.5 million and the cost of health insurance benefits were $0.6 million, $0.6 million, and $0.5 million during the years ended December 31, 2003, 2002 and 2001, respectively. The deferred compensation plan FelCor offers is available only to its directors and qualifying senior officers. FelCor makes no matching or other contributions to its deferred compensation plan, other than the payment of its operating and administrative expenses.

     The employees at our hotels are employees of the respective management companies. Under the management agreements, we reimburse the management companies for the compensation and benefits related to the employees who work at our hotels. We are not, however, the sponsors of their employee benefit plans and have no obligation to fund these plans.

22.	Segment Information

     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one operating segment.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Segment Information – (continued)

     The following table sets forth revenues for continuing operations, and investment in hotel assets represented by, the following geographical areas as of and for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Revenue(a)			Investment in Hotel Assets
	2003	2002	2001	2003	2002	2001
California	$199,088	$207,094	$195,376	$677,381	$689,761	$689,791
Texas	208,516	216,252	189,874	766,134	839,192	867,263
Florida	132,963	133,995	130,402	515,640	547,627	540,155
Georgia	94,636	96,862	87,818	359,004	320,890	318,268
Other states	543,373	565,992	519,565	1,615,529	1,780,837	1,793,950
Canada	21,285	21,990	15,290	56,276	77,311	74,771

Total	$1,199,861	$1,242,185	$1,138,325	$3,989,964	$4,255,618	$4,284,198

(a)	Prior to January 1, 2001, all of the revenues that we derived from hotel assets consisted of percentage lease revenue. Effective January 1, 2001, we acquired 96 hotel leases and effective July 1, 2001, we acquired the remaining 88 hotel leases. Upon acquisition of these leases, our revenue derived from hotel assets became hotel operating revenues, including room revenues, food and beverage revenue and other hotel operating revenue.

23.	Recently Issued Statements of Financial Accounting Standards

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred for an indefinite period certain provisions of SFAS 150 relating to the classification and measurement of mandatorily redeemable non-controlling interests. We believe we do not have any such interests. The implementation of the remaining effective provisions of SFAS 150 did not impact our financial condition, results of operation or liquidity.

     FASB Interpretation, or FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” was issued in January 2003. In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified Accounting Research Bulletin 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The recognition and measurement provisions of this FIN apply immediately to variable interest entities created after January 31, 2003, and apply to the first interim or annual period ending after December 15, 2003, for entities acquired before February 1, 2003 (as deferred by FASB Staff Position No. FIN 46-6). This FIN requires the consolidation of results of variable interest entities in which we are the primary beneficiary. As of December 31, 2003, we did not own an interest in a variable interest entity that met the consolidation requirements and, as such, the adoption of FIN No. 46 did not have a material effect on our financial condition, results of operations, or liquidity. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Quarterly Operating Results (unaudited)

     Our unaudited consolidated quarterly operating data for the years ended December 31, 2003 and 2002, follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders’ equity and cash flows for a period of several years.

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Total revenues	$289,109	$310,130	$308,739	$291,883
Net loss from continuing operations	$(24,460)	$(14,433)	$(121,156)	$(153,996)
Discontinued operations	$1,812	$(7,263)	$(11,776)	$3,351
Net loss(a)	$(22,648)	$(21,696)	$(132,932)	$(150,645)
Net loss applicable to unitholders	$(29,374)	$(28,424)	$(139,659)	$(157,372)
Comprehensive loss	$(17,829)	$(15,840)	$(133,113)	$(151,922)
Diluted per unit data:
Net loss from continuing operations.	$(0.51)	$(0.34)	$(2.07)	$(2.60)
Discontinued operations	$0.03	$(0.12)	$(0.19)	$0.05
Net loss	$(0.48)	$(0.46)	$(2.26)	$(2.55)
Weighted average units outstanding	61,821	61,845	61,851	61,851

(a)	The second, third, and fourth quarters net loss include impairment charges of $7.8 million, $112.7 million and $125.0 million, respectively.

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter
Total revenues	$306,177	$331,692	$312,330	$291,986
Net income (loss) from continuing operations	$(8,870)	$12,416	$(10,473)	$(114,418)
Discontinued operations	$637	$1,658	$1,048	$(74,296)
Net income (loss)(a)	$(8,233)	$14,074	$(9,425)	$(188,714)
Net income (loss) applicable to unitholders	$(14,383)	$7,386	$(16,152)	$(195,441)
Comprehensive income (loss)	$(7,652)	$16,333	$(6,663)	$(194,039)
Diluted per unit data:
Net income (loss) from continuing operations	$(0.24)	$0.09	$(0.28)	$(1.96)
Discontinued operations	$0.01	$0.03	$0.02	$(1.21)
Net income (loss)	$(0.23)	$0.12	$(0.26)	$(3.17)
Weighted average units outstanding	61,722	62,097	61,732	61,740

(a)	The fourth quarter net loss includes an impairment charge of $157.5 million.

     In accordance with SFAS 144, amounts previously reported in continuing operations have been reclassified to discontinued operations upon sale of hotels or the designation of hotels as “held for sale” in subsequent periods.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Consolidating Financial Information

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

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Net investment in hotel properties	$276,342	$1,080,594	$1,746,860	$—	$3,103,796
Equity investment in consolidated entities	2,079,399	—	—	(2,079,399)	—
Investment in unconsolidated entities	93,337	23,216	—	—	116,553
Assets held for sale	—	6,238	15,600	—	21,838
Cash and cash equivalents	170,057	59,317	16,662	—	246,036
Accounts receivable	2,214	40,568	2,603	—	45,385
Deferred assets	15,133	783	8,362	—	24,278
Other assets	10,467	16,907	5,633	—	33,007

Total assets	$2,646,949	$1,227,623	$1,795,720	$(2,079,399)	$3,590,893

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$1,261,460	$123,519	$652,376	$—	$2,037,355
Distributions payable	5,504	—	—	—	5,504
Accrued expenses and other liabilities	25,009	(217,023)	343,437	—	151,423
Minority interest - other partnerships	8,562	(3,797)	45,432	—	50,197

Total liabilities	1,300,535	(97,301)	1,041,245	—	2,244,479

Redeemable units, at redemption value	33,612	—	—	—	33,612

Preferred units	318,907	—	—	—	318,907
Common units	993,895	1,315,446	754,475	(2,079,399)	984,417
Accumulated other comprehensive income	—	9,478	—	—	9,478

Total partners’ capital	1,312,802	1,324,924	754,475	(2,079,399)	1,312,802

Total liabilities, redeemable units and partners’ capital	$2,646,949	$1,227,623	$1,795,720	$(2,079,399)	$3,590,893

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Consolidating Financial Information – (continued)

CONSOLIDATING BALANCE SHEET
December 31, 2002
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Net investment in hotel properties	$464,473	$1,529,637	$1,479,342	$—	$3,473,452
Equity investment in consolidated entities	2,325,436	—	—	(2,325,436)	—
Investment in unconsolidated entities	120,406	21,537	—	—	141,943
Cash and cash equivalents	24,725	24,479	17,338	—	66,542
Accounts receivable	1,250	44,365	1,329	—	46,944
Deferred assets	19,697	937	3,551	—	24,185
Other assets	2,369	21,142	3,786	—	27,297

Total assets	$2,958,356	$1,642,097	$1,505,346	$(2,325,436)	$3,780,363

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$1,215,925	$101,371	$559,838	$—	$1,877,134
Distributions payable	14,792	—	—	—	14,792
Accrued expenses and other liabilities	38,086	96,566	15,733	—	150,385
Minority interest - other partnerships	97	—	48,499	—	48,596

Total liabilities	1,268,900	197,937	624,070	—	2,090,907

Redeemable units, at redemption value	37,634	—	—	—	37,634

Preferred units	318,907	—	—	—	318,907
Common units	1,332,915	1,444,259	881,276	(2,325,436)	1,333,014
Accumulated other comprehensive loss	—	(99)	—	—	(99)

Total partners’ capital	1,651,822	1,444,160	881,276	(2,325,436)	1,651,822

Total liabilities, redeemable units and partners’ capital	$2,958,356	$1,642,097	$1,505,346	$(2,325,436)	$3,780,363

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,197,320	$1,519	$—	$1,198,839
Percentage lease revenue	44,352	—	172,858	(217,210)	—
Other revenue	628	395	(1)	—	1,022

Total revenue	44,980	1,197,715	174,376	(217,210)	1,199,861

Expenses:
Hotel operating expense	226	851,400	868	—	852,494
Taxes, insurance and lease expense	5,090	313,250	24,198	(217,210)	125,328
Corporate expenses	3,158	7,540	3,568	—	14,266
Depreciation	17,362	55,169	62,352	—	134,883

Total operating expenses	25,836	1,227,359	90,986	(217,210)	1,126,971

Operating income (loss)	19,144	(29,644)	83,390	—	72,890
Interest expense, net	(95,444)	(10,328)	(59,542)	—	(165,314)
Charge-off of deferred financing cost	(2,830)	(4)	—	—	(2,834)
Gain on early extinguishment of debt	—	—	331	—	331
Impairment loss	(21,352)	(156,391)	(46,840)	—	(224,583)

Loss before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(100,482)	(196,367)	(22,661)	—	(319,510)
Equity in loss from consolidated entities	(234,372)	(338)	—	234,372	(338)
Equity in income from unconsolidated entities	2,708	—	—	—	2,708
Gain on sale of asset	(46)	153	177	—	284
Minority interests in other partnerships	369	1,249	1,193	—	2,811

Loss from continuing operations	(331,823)	(195,303)	(21,291)	234,372	(314,045)
Discontinued operations from consolidated entities	3,902	(3,688)	(14,090)	—	(13,876)

Net loss	(327,921)	(198,991)	(35,381)	234,372	(327,921)
Preferred distributions	(26,908)	—	—	—	(26,908)

Net loss applicable to unitholders	$(354,829)	$(198,991)	$(35,381)	$234,372	$(354,829)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,238,012	$2,527	$—	$1,240,539
Percentage lease revenue	59,241	—	149,556	(208,797)	—
Other revenue	1,601	—	45	—	1,646

Total revenue	60,842	1,238,012	152,128	(208,797)	1,242,185

Expenses:
Hotel operating expense	383	833,099	1,835	—	835,317
Taxes, insurance and other	6,290	306,353	23,433	(208,797)	127,279
Corporate expenses	2,300	6,290	5,166	—	13,756
Depreciation	23,204	64,746	56,028	—	143,978
Abandoned project costs	1,663	—	—	—	1,663

Total operating expenses	33,840	1,210,488	86,462	(208,797)	1,121,993

Operating income	27,002	27,524	65,666	—	120,192
Interest expense, net	(105,640)	(11,770)	(45,376)	—	(162,786)
Charge-off of deferred financing cost	(3,216)	(6)	—	—	(3,222)
Impairment loss	(8,948)	(20,827)	(40,393)	—	(70,168)

Loss before equity in income (loss) from unconsolidated entities, minority interests, and gain on sale of assets	(90,802)	(5,079)	(20,103)	—	(115,984)
Equity in loss from consolidated entities	(64,707)	—	—	64,707	—
Equity in loss from unconsolidated entities	(8,987)	(1,140)	—	—	(10,127)
Minority interests in other partnerships	—	—	(1,095)	—	(1,095)
Gain on sale of assets	—	5,861	—	—	5,861

Loss from continuing operations	(164,496)	(358)	(21,198)	64,707	(121,345)
Discontinued operations from consolidated entities	(27,802)	(16,638)	(26,513)	—	(70,953)

Net loss	(192,298)	(16,996)	(47,711)	64,707	(192,298)
Preferred distributions	(26,292)	—	—	—	(26,292)

Net loss applicable to unitholders	$(218,590)	$(16,996)	$(47,711)	$64,707	$(218,590)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,025,330	$2,803	$—	$1,028,133
Percentage lease revenue	63,069	76,312	165,222	(197,401)	107,202
Other revenue	2,990	—	—	—	2,990

Total revenue	66,059	1,101,642	168,025	(197,401)	1,138,325

Expenses:
Hotel operating expense	—	667,484	1,975	—	669,459
Taxes, insurance and lease expense	8,484	301,392	23,582	(197,401)	136,057
Corporate expenses	3,465	6,074	3,139	—	12,678
Depreciation	23,953	67,666	57,598	—	149,217
Abandoned projects	837	—	—	—	837
Lease termination costs	34,834	1,770	—	—	36,604
Merger termination	19,919	—	—	—	19,919

Total operating expenses	91,492	1,044,386	86,294	(197,401)	1,024,771

Operating (loss) income	(25,433)	57,256	81,731	—	113,554
Interest expense, net	(95,110)	(9,449)	(57,834)	—	(162,393)
Charge-off of deferred financing cost	(1,270)	—	(225)	225	(1,270)
Gain on early extinguishment of debt	—	—	—	—	—
Swap termination expense	(7,049)	—	—	—	(7,049)
Impairment loss	—	(6,273)	—	—	(6,273)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(128,862)	41,534	23,672	225	(63,431)
Equity in income from consolidated entities	66,160	—	—	(66,160)	—
Equity in income from unconsolidated entities	7,983	(637)	—	—	7,346
Gain (loss) on sale of assets	645	462	1,828	—	2,935
Minority interests in other partnerships	—	—	(3,585)	—	(3,585)

Income (loss) from continuing operations	(54,074)	41,359	21,915	(65,935)	(56,735)
Discontinued operations from consolidated entities	3,930	226	2,435	—	6,591

Net income (loss)	(50,144)	41,585	24,350	(65,935)	(50,144)
Preferred distributions	(24,600)	—	—	—	(24,600)

Net income (loss) applicable to unitholders	$(74,744)	$41,585	$24,350	$(65,935)	$(74,744)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(64,499)	$20,024	$92,260	$47,785
Cash flows from (used in) investing activities	(8,813)	81,582	(21,130)	51,639
Cash flows from (used in) financing activities	218,644	(66,997)	(71,806)	79,841
Effect of exchange rates changes on cash	—	229	—	229

Change in cash and cash equivalents	145,332	34,838	(676)	179,494
Cash and cash equivalents at beginning of period	24,725	24,479	17,338	66,542

Cash and equivalents at end of period	$170,057	$59,317	$16,662	$246,036

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(54,585)	$80,226	$81,650	$107,291
Cash flows from (used in) investing activities	(53,077)	(5,000)	(12,183)	(70,260)
Cash flows from (used in) financing activities	63,924	(98,065)	(65,090)	(99,258)
Effect of exchange rates changes on cash	—	27	—	27

Change in cash and cash equivalents	(43,738)	(22,839)	4,377	(62,200)
Cash and cash equivalents at beginning of period	68,463	47,318	12,961	128,742

Cash and equivalents at end of period	$24,725	$24,479	$17,338	$66,542

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2001
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from operating activities	$(61,967)	$119,916	$86,817	$144,766
Cash flows from (used in) investing activities	42,410	11,593	(15,247)	38,747
Cash flows from (used in) financing activities	82,916	(87,253)	(76,524)	(80,861)
Effect of exchange rates on cash	—	30	—	30

Change in cash and cash equivalents	63,350	44,286	(4,954)	102,682
Cash and cash equivalents at beginning of period	5,113	3,032	17,915	26,060

Cash and equivalents at end of period	$68,463	$47,318	$12,961	$128,742

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors
of FelCor Lodging Trust Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2004, appearing on page F-2 of the Annual Report on Form 10-K of FelCor Lodging Limited Partnership (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 15, 2004

FELCOR LODGING TRUST INCORPORATED

Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2003
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
			Buildings		Buildings		Buildings
			and		and		and
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements
Birmingham, AL (1)	$11,648	$2,843	$29,286	$0	$766	$2,843	$30,052
Montgomery East I-85, AL (2)	589	830	7,221	3	2,750	839	10,023
Phoenix — Biltmore, AZ (1)	0	0	38,998	4,695	1,189	4,695	40,187
Phoenix Crescent Hotel, AZ (3)	25,734	3,608	29,583	0	1,185	3,608	30,768
Phoenix Scottsdale/Downtown, AZ (4)	3,177	0	7,622	0	1,218	0	8,840
Phoenix Tempe, AZ (1)	11,548	3,951	34,371	0	1,032	3,951	35,403
Dana Point – Doheny Beach, CA (5)	0	1,787	15,545	0	1,111	1,787	16,656
Irvine — Orange County Airport (Newport Beach), CA (6)	0	4,953	43,109	0	1,943	4,953	45,052
Los Angeles — Anaheim (Located near Disneyland® Park), CA (1)	10,713	2,548	14,832	0	781	2,548	15,613
Los Angeles International Airport — South, CA (1)	0	2,660	17,997	0	770	2,660	18,767
Milpitas – Silicon Valley, CA (1)	20,060	4,021	23,677	0	1,346	4,021	25,023
Milpitas — San Jose North (Milpitas – Silicon Valley), CA (6)	0	4,127	35,917	0	6,037	4,127	41,954
Napa Valley, CA (1)	10,539	3,287	14,205	0	1,185	3,287	15,390
Oxnard — Mandalay Beach Resort & Conference Center, CA (1)	0	2,930	22,125	1	1,958	2,931	24,083
Palm Desert – Palm Desert Resort, CA (1)	8,255	2,368	20,598	5	1,831	2,373	22,429
Pleasanton (San Ramon Area), CA (6)	0	3,152	27,428	0	267	3,152	27,695
San Diego — On the Bay, CA (2)	0	0	68,229	0	4,026	0	72,255
San Francisco – Airport – Burlingame, CA (1)	0	0	39,929	0	370	0	40,299
San Francisco – Airport — South San Francisco, CA (1)	25,169	3,418	31,737	0	1,221	3,418	32,958
San Francisco — Downtown & Spa, CA (2)	0	0	21,679	0	2,145	0	23,824
San Francisco — Fisherman’s Wharf, CA (2)	0	0	61,883	0	1,629	0	63,512
San Francisco — Union Square, CA (6)	0	8,466	73,685	(453)	845	8,013	74,530
Santa Barbara, CA (2)	5,203	1,683	14,647	0	226	1,683	14,873
Toronto — Airport, Canada (9)	0	0	21,041	0	7,496	0	28,537
Toronto — Yorkdale, Canada (2)	0	1,567	13,634	265	7,284	1,832	20,928
Avon — Beaver Creek Lodge, CO (8)	0	1,134	9,864	(16)	150	1,118	10,014
Denver, CO (7)	0	2,432	21,158	0	665	2,432	21,823
Hartford — Downtown, CT (6)	0	2,310	20,109	0	6,366	2,310	26,475
Stamford, CT (9)	0	0	37,154	0	3,597	0	40,751
Wilmington, DE (7)	0	1,379	12,487	0	9,749	1,379	22,236
Boca Raton, FL (1)	0	1,868	16,253	0	101	1,868	16,354
Cocoa Beach — Oceanfront, FL (2)	0	2,285	19,893	0	11,214	2,285	31,107

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life Upon
		Accumulated			Which
		Depreciation			Depreciation
		Building and	Year	Date	in Statement
Location	Total	Improvements	Opened	Acquired	is Computed
Birmingham, AL (1)	$32,895	$6,137	1987	1/3/1996	15 - 40 Yrs
Montgomery East I-85, AL (2)	10,862	1,414	1964	7/28/1998	15 - 40 Yrs
Phoenix — Biltmore, AZ (1)	44,882	8,165	1985	1/3/1996	15 - 40 Yrs
Phoenix Crescent Hotel, AZ (3)	34,376	4,856	1986	6/30/1997	15 - 40 Yrs
Phoenix Scottsdale/Downtown, AZ (4)	8,840	1,729	1970	7/28/1998	15 - 40 Yrs
Phoenix Tempe, AZ (1)	39,354	4,960	1986	5/4/1998	15 - 40 Yrs
Dana Point – Doheny Beach, CA (5)	18,443	2,806	1992	2/21/1997	15 - 40 Yrs
Irvine — Orange County Airport (Newport Beach), CA (6)	50,005	6,184	1986	7/28/1998	15 - 40 Yrs
Los Angeles — Anaheim (Located near Disneyland® Park), CA (1)	18,161	3,367	1987	1/3/1996	15 - 40 Yrs
Los Angeles International Airport — South, CA (1)	21,427	4,602	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (1)	29,044	5,191	1987	1/3/1996	15 - 40 Yrs
Milpitas — San Jose North (Milpitas – Silicon Valley), CA (6)	46,081	5,882	1987	7/28/1998	15 - 40 Yrs
Napa Valley, CA (1)	18,677	3,053	1985	5/8/1996	15 - 40 Yrs
Oxnard — Mandalay Beach Resort & Conference Center, CA (1)	27,014	4,657	1986	5/8/1996	15 - 40 Yrs
Palm Desert – Palm Desert Resort, CA (1)	24,802	3,184	1984	5/4/1998	15 - 40 Yrs
Pleasanton (San Ramon Area), CA (6)	30,847	3,744	1986	7/28/1998	15 - 40 Yrs
San Diego — On the Bay, CA (2)	72,255	9,425	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport – Burlingame, CA (1)	40,299	8,244	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport — South San Francisco, CA (1)	36,376	6,668	1988	1/3/1996	15 - 40 Yrs
San Francisco — Downtown & Spa, CA (2)	23,824	4,464	1970	7/28/1998	15 - 40 Yrs
San Francisco — Fisherman’s Wharf, CA (2)	63,512	8,479	1970	7/28/1998	15 - 40 Yrs
San Francisco — Union Square, CA (6)	82,543	10,427	1970	7/28/1998	15 - 40 Yrs
Santa Barbara, CA (2)	16,556	2,003	1969	7/28/1998
Toronto — Airport, Canada (9)	28,537	4,524	1970	7/28/1998	15 - 40 Yrs
Toronto — Yorkdale, Canada (2)	22,760	3,538	1970	7/28/1998	15 - 40 Yrs
Avon — Beaver Creek Lodge, CO (8)	11,132	1,968	1989	2/20/1996	15 - 40 Yrs
Denver, CO (7)	24,255	3,058	1989	3/15/1998	15 - 40 Yrs
Hartford — Downtown, CT (6)	28,785	3,703	1973	7/28/1998	15 - 40 Yrs
Stamford, CT (9)	40,751	5,281	1984	7/28/1998	15 - 40 Yrs
Wilmington, DE (7)	23,615	3,007	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (1)	18,222	3,407	1989	2/28/1996	15 - 40 Yrs
Cocoa Beach — Oceanfront, FL (2)	33,392	4,938	1960	7/28/1998	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2003
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
			Buildings		Buildings		Buildings
			and		and		and
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements
Deerfield Beach, FL (1)	14,470	4,523	29,443	68	1,262	4,591	30,705
Ft. Lauderdale – 17th Street, FL (1)	15,438	5,329	47,850	(163)	1,835	5,166	49,685
Ft. Lauderdale (Cypress Creek), FL (11)	12,390	3,009	26,177	0	1,136	3,009	27,313
Jacksonville — Baymeadows, FL (1)	15,252	1,130	9,608	0	6,357	1,130	15,965
Miami International Airport, FL (1)	12,480	4,135	24,950	0	884	4,135	25,834
Miami International Airport (LeJeune Center), FL (6)	0	0	26,007	0	1,235	0	27,242
Orlando — International Airport, FL (9)	0	2,549	22,188	0	1,776	2,549	23,964
Orlando — International Drive — Resort, FL (2)	0	5,108	44,459	0	9,252	5,108	53,711
Orlando International Drive/Convention Center, FL (1)	24,513	1,632	13,870	0	835	1,632	14,705
Orlando — Nikki Bird (Maingate – Walt Disney World® Area, FL (2)	0	0	31,457	0	6,514	0	37,971
Orlando (North), FL (1)	0	1,673	14,218	2	6,161	1,675	20,379
Orlando- Walt Disney World Resort, FL (5)	0	2,896	25,196	0	488	2,896	25,684
Tampa — Busch Gardens, FL (2)	0	0	9,425	0	11,359	0	20,784
Tampa – On Tampa Bay, FL (5)	14,882	2,142	18,639	0	1,517	2,142	20,156
Atlanta — Airport, GA (6)	0	0	40,735	0	286	0	41,021
Atlanta — Airport, GA (1)	0	0	22,342	2,568	1,179	2,568	23,521
Atlanta — Airport — North, GA (2)	16,218	0	34,354	0	442	0	34,796
Atlanta — Buckhead), GA (1)	36,650	7,303	38,996	0	935	7,303	39,931
Atlanta — Downtown, GA (10)	13,437	2,025	17,618	0	59	2,025	17,677
Atlanta — Downtown, GA (24)	8,948	1,266	11,017	0	2,230	1,266	13,247
Atlanta — Galleria, GA (11)	17,156	5,052	28,507	0	955	5,052	29,462
Atlanta – Gateway-Atlanta Airport, GA (3)	0	5,113	22,857	0	234	5,113	23,091
Atlanta — Perimeter — Dunwoody, GA (9)	10,064	0	20,450	0	450	0	20,900
Atlanta — Powers Ferry, GA (6)	9,816	3,391	29,518	0	694	3,391	30,212
Atlanta – South (I-75 & US 41), GA (2)	2,696	859	7,475	0	195	859	7,670
Brunswick, GA (1)	0	705	6,067	0	117	705	6,184
Columbus – North I-185 at Peachtree Mall, GA (2)	0	0	6,979	0	2,050	0	9,029
Davenport, IA (2)	0	547	2,192	0	883	547	3,075
Chicago — The Allerton, IL (6)	0	3,298	28,723	15,589	28,176	18,887	56,899
Chicago – Northshore/Deerfield (Northbrook), IL (1)	15,882	2,305	20,054	0	573	2,305	20,627
Chicago O’Hare Airport, IL (3)	23,828	8,178	37,043	0	1,371	8,178	38,414
Moline — Airport, IL (2)	0	822	2,015	0	19	822	2,034

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life Upon
		Accumulated			Which
		Depreciation			Depreciation
		in Statement	Year	Date	in Statement
Location	Total	is Computed	Opened	Acquired	is Computed
Deerfield Beach, FL (1)	35,296	6,273	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (1)	54,851	10,239	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (11)	30,322	3,856	1986	5/4/1998	15 - 40 Yrs
Jacksonville — Baymeadows, FL (1)	17,095	3,077	1986	7/28/1994	15 - 40 Yrs
Miami International Airport, FL (1)	29,969	5,349	1983	7/28/1998	15 - 40 Yrs
Miami International Airport (LeJeune Center), FL (6)	27,242	3,682	1987	1/3/1996	15 - 40 Yrs
Orlando — International Airport, FL (9)	26,513	3,352	1984	7/28/1998	15 - 40 Yrs
Orlando — International Drive — Resort, FL (2)	58,819	7,465	1972	7/28/1998	15 - 40 Yrs
Orlando International Drive/Convention Center, FL (1)	16,337	3,529	1985	7/28/1994	15 - 40 Yrs
Orlando — Nikki Bird (Maingate – Walt Disney World® Area, FL (2)	37,971	5,477	1974	7/28/1998	15 - 40 Yrs
Orlando (North), FL (1)	22,054	4,518	1985	7/28/1994	15 - 40 Yrs
Orlando- Walt Disney World Resort, FL (5)	28,580	4,095	1987	7/28/1997	15 - 40 Yrs
Tampa — Busch Gardens, FL (2)	20,784	3,590	1966	7/28/1998	15 - 40 Yrs
Tampa – On Tampa Bay, FL (5)	22,298	3,258	1986	7/28/1997	15 - 40 Yrs
Atlanta — Airport, GA (6)	41,021	5,568	1975	7/28/1998	15 - 40 Yrs
Atlanta — Airport, GA (1)	26,089	3,256	1989	5/4/1998	15 - 40 Yrs
Atlanta — Airport — North, GA (2)	34,796	4,647	1967	7/28/1998	15 - 40 Yrs
Atlanta — Buckhead), GA (1)	47,234	7,120	1988	10/17/1996	15 - 40 Yrs
Atlanta — Downtown, GA (10)	19,702	4,006	1963	7/28/1998	15 - 40 Yrs
Atlanta — Downtown, GA (24)	14,513	2,504	1963	7/28/1998	15 - 40 Yrs
Atlanta — Galleria, GA (11)	34,514	4,757	1990	6/30/1997	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (3)	28,204	3,751	1986	6/30/1997	15 - 40 Yrs
Atlanta — Perimeter — Dunwoody, GA (9)	20,900	2,825	1985	7/28/1998	15 - 40 Yrs
Atlanta — Powers Ferry, GA (6)	33,603	4,109	1981	7/28/1998	15 - 40 Yrs
Atlanta – South (I-75 & US 41), GA (2)	8,529	1,028	1973	7/28/1998	15 - 40 Yrs
Brunswick, GA (1)	6,889	1,279	1988	7/19/1995	15 - 40 Yrs
Columbus – North I-185 at Peachtree Mall, GA (2)	9,029	1,501	1969	7/28/1998	15 - 40 Yrs
Davenport, IA (2)	3,622	51	1966	7/28/1998	15 - 40 Yrs
Chicago — The Allerton, IL (6)	75,786	9,586	1923	7/28/1998	15 - 40 Yrs
Chicago – Northshore/Deerfield (Northbrook), IL (1)	22,932	3,839	1987	6/20/1996	15 - 40 Yrs
Chicago O’Hare Airport, IL (3)	46,592	6,116	1994	6/30/1997	15 - 40 Yrs
Moline — Airport, IL (2)	2,856	43	1961	7/28/1998	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED
Schedule III – Real Estate and Accumulated Depreciation—(continued)
as of December 31, 2003
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
			Buildings		Buildings		Buildings
			and		and		and
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements
Moline — Airport Area, IL (13)	0	232	1,603	0	227	232	1,830
Lexington, KY (11)	6,672	0	21,644	2,488	818	2,488	22,462
Lexington – Lexington Green, KY (14)	17,162	1,955	13,604	0	250	1,955	13,854
Baton Rouge, LA (1)	7,488	2,350	19,092	1	1,022	2,351	20,114
New Orleans, LA (1)	31,285	3,647	31,993	0	6,899	3,647	38,892
New Orleans — French Quarter, LA (2)	22,695	5,228	45,504	0	8,327	5,228	53,831
Boston — Government Center, MA (9)	0	0	45,191	0	5,812	0	51,003
Boston — Marlborough, MA (1)	19,643	948	8,143	761	13,179	1,709	21,322
Baltimore — BWI Airport, MD (1)	0	2,568	22,433	(2)	1,371	2,566	23,804
Troy, MI (1)	0	2,968	25,905	0	1,335	2,968	27,240
Minneapolis — Airport, MN (1)	14,791	5,417	36,508	8	180	5,425	36,688
Minneapolis — Bloomington, MN (1)	11,802	2,038	17,731	0	623	2,038	18,354
Minneapolis -Downtown, MN (1)	0	818	16,820	0	962	818	17,782
St Paul- Downtown, MN (1)	6,507	1,156	17,315	0	93	1,156	17,408
Kansas City NE I-435 North (At Worlds of Fun), MO (2)	5,111	967	8,415	0	68	967	8,483
St. Louis — Downtown, MO (1)	0	3,179	27,659	0	1,464	3,179	29,123
St. Louis – Westport, MO (2)	0	2,767	24,072	0	2,309	2,767	26,381
Jackson — North, MS (15)	0	1,643	14,296	0	229	1,643	14,525
Olive Branch — Whispering Woods Hotel and Conference Center), MS (8)	0	1,238	12,084	(158)	1,792	1,080	13,876
Charlotte SouthPark, NC (5)	0	1,458	12,681	1	1,718	1,459	14,399
Raleigh, NC (5)	14,882	2,124	18,476	0	937	2,124	19,413
Omaha, NE (16)	0	371	3,228	0	24	371	3,252
Omaha — Central, NE (5)	0	1,877	16,328	0	1,296	1,877	17,624
Omaha — Central, NE (12)	0	514	4,477	0	937	514	5,414
Omaha – Central (I-80), NE (2)	0	1,782	15,513	0	3,407	1,782	18,920
Omaha — Old Mill, NE (6)	7,596	971	8,448	0	4,977	971	13,425
Omaha — Southwest, NE (12)	0	464	4,036	0	809	464	4,845
Omaha — Southwest, NE (13)	0	917	7,983	0	930	917	8,913
Piscataway-Somerset, NJ (1)	19,861	1,755	17,424	0	1,213	1,755	18,637
Secaucus — Meadowlands, NJ (6)	0	2,339	20,497	0	4,781	2,339	25,278
Albuquerque Mountain View, NM (2)	0	1,314	11,439	0	874	1,314	12,313

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life Upon
		Accumulated			Which
		Depreciation			Depreciation
		in Statement	Year	Date	in Statement
Location	Total	is Computed	Opened	Acquired	is Computed
Moline — Airport Area, IL (13)	2,062	41	1996	7/28/1998	15 - 40 Yrs
Lexington, KY (11)	24,950	3,096	1989	5/4/1998	15 - 40 Yrs
Lexington – Lexington Green, KY (14)	15,809	2,702	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (1)	22,465	4,141	1985	1/3/1996	15 - 40 Yrs
New Orleans, LA (1)	42,539	8,533	1984	12/1/1994	15 - 40 Yrs
New Orleans — French Quarter, LA (2)	59,059	7,058	1969	7/28/1998	15 - 40 Yrs
Boston — Government Center, MA (9)	51,003	7,038	1968	7/28/1998	15 - 40 Yrs
Boston — Marlborough, MA (1)	23,031	3,771	1988	6/30/1995	15 - 40 Yrs
Baltimore — BWI Airport, MD (1)	26,370	4,053	1987	3/20/1997	15 - 40 Yrs
Troy, MI (1)	30,208	4,639	1987	3/20/1997	15 - 40 Yrs
Minneapolis — Airport, MN (1)	42,113	7,612	1986	11/6/1995	15 - 40 Yrs
Minneapolis — Bloomington, MN (1)	20,392	3,123	1980	2/1/1997	15 - 40 Yrs
Minneapolis -Downtown, MN (1)	18,600	3,638	1984	11/15/1995	15 - 40 Yrs
St Paul- Downtown, MN (1)	18,564	3,765	1983	11/15/1995	15 - 40 Yrs
Kansas City NE I-435 North (At Worlds of Fun), MO (2)	9,450	1,547	1975	7/28/1998	15 - 40 Yrs
St. Louis — Downtown, MO (1)	32,302	4,160	1985	5/4/1998	15 - 40 Yrs
St. Louis – Westport, MO (2)	29,148	3,133	1979	7/28/1998	15 - 40 Yrs
Jackson — North, MS (15)	16,168	1,752	1957	7/28/1998	15 - 40 Yrs
Olive Branch — Whispering Woods Hotel and Conference Center), MS (8)	14,956	1,879	1972	7/28/1998	15 - 40 Yrs
Charlotte SouthPark, NC (5)	15,858	529	N/A	7/12/2002	15 - 40 Yrs
Raleigh, NC (5)	21,537	3,048	1987	7/28/1997	15 - 40 Yrs
Omaha, NE (16)	3,623	528	1996	7/28/1998	15 - 40 Yrs
Omaha — Central, NE (5)	19,501	2,709	1973	2/1/1997	15 - 40 Yrs
Omaha — Central, NE (12)	5,928	832	1965	7/28/1998	15 - 40 Yrs
Omaha – Central (I-80), NE (2)	20,702	2,567	1991	7/28/1998	15 - 40 Yrs
Omaha — Old Mill, NE (6)	14,396	2,313	1974	7/28/1998	15 - 40 Yrs
Omaha — Southwest, NE (12)	5,309	688	1986	7/28/1998	15 - 40 Yrs
Omaha — Southwest, NE (13)	9,830	1,090	1989	7/28/1998	15 - 40 Yrs
Piscataway-Somerset, NJ (1)	20,392	3,611	1988	1/10/1996	15 - 40 Yrs
Secaucus — Meadowlands, NJ (6)	27,617	3,436	N/A	7/28/1998	15 - 40 Yrs
Albuquerque Mountain View, NM (2)	13,627	1,663	1968	7/28/1998	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation—(continued)
as of December 31, 2003
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
			Buildings		Buildings	Depreciation	Buildings
			and		and		and
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements
Cleveland — Downtown, OH (1)	0	1,755	15,329	0	3,194	1,755	18,523
Tulsa – I-44, OK (1)	10,706	525	7,344	0	738	525	8,082
Philadelphia -Center City, PA (6)	0	5,759	50,127	(452)	(3,200)	5,307	46,927
Philadelphia –Historic District, PA (2)	11,286	3,164	27,536	0	6,015	3,164	33,551
Philadelphia Society Hill, PA (3)	32,405	4,542	45,121	0	1,721	4,542	46,842
Pittsburgh at University Center (Oakland), PA (9)	15,500	0	25,031	0	1,711	0	26,742
Charleston -Mills House (Historic Downtown), SC (2)	22,212	3,251	28,295	0	453	3,251	28,748
Myrtle Beach – At Kingston Plantation, SC (1)	0	2,940	24,988	0	1,856	2,940	26,844
Myrtle Beach Resort (22)	0	12,000	17,689	6	5,762	12,006	23,451
Knoxville — Central At Papermill Road, TN (2)	4,733	0	11,517	0	1,585	0	13,102
Nashville- Airport/Opryland Area, TN (1)	0	1,118	9,506	0	595	1,118	10,101
Nashville — Opryland/Airport (Briley Parkway), TN (9)	0	0	27,733	0	2,251	0	29,984
Amarillo — I-40, TX (2)	0	0	5,754	0	2,873	0	8,627
Austin, TX (5)	0	2,508	21,908	0	2,154	2,508	24,062
Austin -Town Lake (Downtown Area), TX (2)	0	0	21,433	0	849	0	22,282
Beaumont – I-10 (Midtown), TX (2)	0	685	5,964	0	2,287	685	8,251
Corpus Christi, TX (1)	5,115	1,113	9,618	51	2,281	1,164	11,899
Dallas, TX (6)	0	0	30,347	5,603	431	5,603	30,778
Dallas – At Campbell Center, TX (7)	0	3,208	27,907	0	1,413	3,208	29,320
Dallas – Park Central, TX (17)	0	0	9,757	1,619	(1,436)	1,619	8,321
Dallas – DFW International Airport North, TX (19)	0	0	56,404	10,002	1,737	10,002	58,141
Dallas – DFW International Airport North) TX (21)	10,119	1,537	13,379	0	376	1,537	13,755
Dallas — DFW International Airport South, TX (1)	16,437	0	35,156	4,041	525	4,041	35,681
Dallas — Love Field, TX (1)	12,986	1,934	16,674	0	588	1,934	17,262
Dallas — Market Center, TX (6)	12,058	4,056	35,303	0	1,082	4,056	36,385
Dallas — Market Center, TX (1)	11,594	2,560	23,751	0	557	2,560	24,308
Dallas — North Dallas- Addison (Near the Galleria), TX (6)	0	4,938	42,965	0	542	4,938	43,507
Dallas — Park Central, TX (3)	0	1,720	28,550	(898)	436	822	28,986
Dallas — Park Central, TX (20)	0	4,513	43,125	0	4,681	4,513	47,806
Dallas — Park Central Area, TX (1)	5,840	1,497	12,722	(19)	936	1,478	13,658
Dallas — Plano, TX (2)	0	885	7,696	0	209	885	7,905

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life Upon
		Accumulated			Which
		Depreciation			Depreciation
		in Statement	Year	Date	in Statement
Location	Total	is Computed	Opened	Acquired	is Computed
Cleveland — Downtown, OH (1)	20,278	3,560	1990	11/17/1995	15 - 40 Yrs
Tulsa – I-44, OK (1)	8,607	2,691	1985	7/28/1994	15 - 40 Yrs
Philadelphia -Center City, PA (6)	52,234	6,442	1970	7/28/1998	15 - 40 Yrs
Philadelphia –Historic District, PA (2)	36,715	5,161	1972	7/28/1998	15 - 40 Yrs
Philadelphia Society Hill, PA (3)	51,384	7,352	1986	10/1/1997	15 - 40 Yrs
Pittsburgh at University Center (Oakland), PA (9)	26,742	3,796	1988	7/28/1998	15 - 40 Yrs
Charleston -Mills House (Historic Downtown), SC (2)	31,999	3,866	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – At Kingston Plantation, SC (1)	29,784	4,992	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (22)	35,457	1,672	1974	7/23/2002	15 - 40 Yrs
Knoxville — Central At Papermill Road, TN (2)	13,102	1,809	1966	7/28/1998	15 - 40 Yrs
Nashville- Airport/Opryland Area, TN (1)	11,219	2,949	1985	7/28/1994	15 - 40 Yrs
Nashville — Opryland/Airport (Briley Parkway), TN (9)	29,984	4,108	1981	7/28/1998	15 - 40 Yrs
Amarillo — I-40, TX (2)	8,627	1,415	1970	7/28/1998	15 - 40 Yrs
Austin, TX (5)	26,570	3,938	1987	3/20/1997	15 - 40 Yrs
Austin -Town Lake (Downtown Area), TX (2)	22,282	3,042	1967	7/28/1998	15 - 40 Yrs
Beaumont – I-10 (Midtown), TX (2)	8,936	1,183	1967	7/28/1998	15 - 40 Yrs
Corpus Christi, TX (1)	13,063	2,175	1984	7/19/1995	15 - 40 Yrs
Dallas, TX (6)	36,381	4,142	1981	7/28/1998	15 - 40 Yrs
Dallas – At Campbell Center, TX (7)	32,528	4,030	1982	5/29/1998	15 - 40 Yrs
Dallas – Park Central, TX (17)	9,940	2,583	1997	7/28/1998	15 - 40 Yrs
Dallas – DFW International Airport North, TX (19)	68,143	8,065	1987	7/28/1998	15 - 40 Yrs
Dallas – DFW International Airport North) TX (21)	15,292	1,826	1989	7/28/1998	15 - 40 Yrs
Dallas — DFW International Airport South, TX (1)	39,722	5,000	1985	7/28/1998	15 - 40 Yrs
Dallas — Love Field, TX (1)	19,196	3,675	1986	3/29/1995	15 - 40 Yrs
Dallas — Market Center, TX (6)	40,441	4,806	1983	7/28/1998	15 - 40 Yrs
Dallas — Market Center, TX (1)	26,868	3,940	1980	6/30/1997	15 - 40 Yrs
Dallas — North Dallas- Addison (Near the Galleria), TX (6)	48,445	5,577	1985	7/28/1998	15 - 40 Yrs
Dallas — Park Central, TX (3)	29,808	3,592	1972	11/1/1998	15 - 40 Yrs
Dallas — Park Central, TX (20)	52,319	7,630	1983	6/30/1997	15 - 40 Yrs
Dallas — Park Central Area, TX (1)	15,136	3,370	1985	7/28/1994	15 - 40 Yrs
Dallas — Plano, TX (2)	8,790	1,019	1983	7/28/1998	15 - 40 Yrs

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation—(continued)
as of December 31, 2003
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
			Buildings		Buildings		Buildings
			and		and		and
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements
Dallas Regal Row, TX (4)	3,129	741	4,290	0	1,369	741	5,659
Dallas — West End/Convention Center, TX (12)	0	1,953	16,989	0	1,940	1,953	18,929
Houston – Greenway Plaza Area, TX (9)	6,526	3,398	29,579	0	584	3,398	30,163
Houston — I-10 East, TX (4)	1,635	586	2,605	0	470	586	3,075
Houston — I-10 East, TX (12)	1,927	478	3,564	0	0	478	3,564
Houston — I-10 West & Hwy. 6 (Park 10 Area), TX (9)	0	3,037	26,431	0	1,293	3,037	27,724
Houston — Intercontinental Airport, TX (2)	12,301	3,868	33,664	0	848	3,868	34,512
Houston — Medical Center, TX (15)	7,752	2,270	19,757	0	2,228	2,270	21,985
Houston – Near the Galleria, TX (10)	14,013	1,855	17,202	0	62	1,855	17,264
Houston – Near the Galleria, TX (4)	4,039	465	4,047	0	1,291	465	5,338
Midland — Country Villa, TX (2)	0	404	3,517	0	180	404	3,697
Odessa, TX (13)	0	370	3,218	0	92	370	3,310
Odessa — Centre, TX (15)	0	487	4,238	0	107	487	4,345
San Antonio – Downtown (Market Square), TX (2)	0	0	22,129	0	903	0	23,032
San Antonio — International Airport, TX (9)	17,148	3,351	29,168	(196)	2,158	3,155	31,326
Waco — I-35, TX (2)	0	574	4,994	0	161	574	5,155
Salt Lake City — Airport, UT (2)	0	0	5,302	0	2,781	0	8,083
Burlington Hotel & Conference Center, VT (3)	20,015	3,136	27,283	(2)	701	3,134	27,984

	$824,646	$292,783	$3,133,473	$45,418	$301,853	$338,207	$3,435,585

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life Upon
		Accumulated			Which
		Depreciation			Depreciation
		Building and	Year	Date	in Statement
Location	Total	Improvements	Opened	Acquired	is Computed
Dallas Regal Row, TX (4)	6,400	972	1969	7/28/1998	15 - 40 Yrs
Dallas — West End/Convention Center, TX (12)	20,882	2,372	1969	7/28/1998	15 - 40 Yrs
Houston – Greenway Plaza Area, TX (9)	33,561	4,113	1984	7/28/1998	15 - 40 Yrs
Houston — I-10 East, TX (4)	3,661	590	1969	7/28/1998	15 - 40 Yrs
Houston — I-10 East, TX (12)	4,042	808	1969	7/28/1998	15 - 40 Yrs
Houston — I-10 West & Hwy. 6 (Park 10 Area), TX (9)	30,761	3,586	1969	7/28/1998	15 - 40 Yrs
Houston — Intercontinental Airport, TX (2)	38,380	4,650	1971	7/28/1998	15 - 40 Yrs
Houston — Medical Center, TX (15)	24,255	3,043	1984	7/28/1998	15 - 40 Yrs
Houston – Near the Galleria, TX (10)	19,119	3,913	1968	7/28/1998	15 - 40 Yrs
Houston – Near the Galleria, TX (4)	5,803	926	1968	7/28/1998	15 - 40 Yrs
Midland — Country Villa, TX (2)	4,101	539	1979	7/28/1998	15 - 40 Yrs
Odessa, TX (13)	3,680	448	1977	7/28/1998	15 - 40 Yrs
Odessa — Centre, TX (15)	4,832	567	1982	7/28/1998	15 - 40 Yrs
San Antonio – Downtown (Market Square), TX (2)	23,032	3,169	1968	7/28/1998	15 - 40 Yrs
San Antonio — International Airport, TX (9)	34,481	4,478	1981	7/28/1998	15 - 40 Yrs
Waco — I-35, TX (2)	5,729	720	1970	7/28/1998	15 - 40 Yrs
Salt Lake City — Airport, UT (2)	8,083	1,299	1963	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (3)	31,118	4,249	1967	12/4/1997	15 - 40 Yrs

	$3,773,585	$545,355

(1)	Embassy Suites

(2)	Holiday Inn

(3)	Sheraton

(4)	Fairfield Inn

(5)	Doubletree Guest Suites

(6)	Crowne Plaza

(7)	Doubletree

(8)	Independents

(9)	Holiday Inn Select

(10)	Courtyard by Marriott

(11)	Sheraton Suites

(12)	Hampton Inn

(13)	Holiday Inn Express

(14)	Hilton Suites

(15)	Holiday Inn Hotel & Suites

(16)	Homewood Suites

(17)	Staybridge Suites

(18)	Crowne Plaza Suites

(19)	Harvey Hotel

(20)	Westin

(21)	Harvey Suites

(22)	Hilton

FELCOR LODGING TRUST INCORPORATED
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2003
(in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002
Reconciliation of Land and building and Improvements
Balance at beginning of period	$3,896,588	$3,826,150
Additions during period:
Acquisitions	81,881	43,827
Improvements	30,942	23,022
Reclass of hotels previously held for sale		16,009
Deductions during period:
Sale of properties	(83,083)	(12,420)
Hotels held for sale	(122,607)
Foreclosures	(26,834)

Balance at end of period before impairment charges	3,773,585	3,896,588
Cumulative impairment charges on real estate assets owned at end of period	(300,974)	(143,465)

Balance at end of period	$3,475,913	$3,753,123

Reconciliation of Accumulated Depreciation
Balance at beginning of period	$466,833	$371,282
Additions during period:
Depreciation for the period	107,261	96,773
Deductions during period:
Sale of properties	(28,739)	(1,222)

Balance at end of period	$545,355	$466,833

Index To Exhibits

Exhibit
Number	Description
21	List of Subsidiaries of FelCor LP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).