Form 10-Q
period 2004-03-31
FELCOR LODGING L P
filed 2004-05-07
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-3959-01

FelCor Lodging Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-25444994 (I.R.S. Employer Identification No.)

545 E. John Carpenter Freeway, Suite 1300, Irving, Texas (Address of principal executive offices)	75062 (Zip Code)

(972) 444-4900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

FELCOR LODGING LIMITED PARTNERSHIP

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31,	December 31,
	2004	2003
ASSETS
Investment in hotels, net of accumulated depreciation of $908,655 at March 31, 2004 and $886,168 at December 31, 2003	$3,096,737	$3,103,796
Investment in unconsolidated entities	116,009	116,553
Hotels held for sale	10,107	21,838
Cash and cash equivalents	231,586	246,036
Accounts receivable, net of allowance for doubtful accounts of $890 at March 31, 2004 and $1,104 at December 31, 2003	57,342	45,385
Deferred expenses, net of accumulated amortization of $17,619 at March 31, 2004 and $16,080 at December 31, 2003	22,888	24,278
Other assets	27,188	33,007

Total assets	$3,561,857	$3,590,893

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $4,063 at March 31, 2004 and $4,253 at December 31, 2003	$2,033,362	$2,037,355
Distributions payable	5,504	5,504
Accrued expenses and other liabilities	155,076	151,423
Minority interest in other partnerships	50,267	50,197

Total liabilities	2,244,209	2,244,479
Commitments and contingencies
Redeemable units at redemption value, 3,033 and 3,034 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively	31,603	33,612

Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 5,980 units issued and outstanding at March 31, 2004 and December 31, 2003	149,512	149,512
Series B Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2004 and December 31, 2003	169,395	169,395
Common units, 59,148 and 59,120 units issued and outstanding at March 31, 2004 and December 31, 2003, respectively	958,121	984,417
Accumulated other comprehensive income	9,017	9,478

Total partners’ capital	1,286,045	1,312,802

Total liabilities, redeemable units and partners’ capital	$3,561,857	$3,590,893

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Hotel operating revenue	$311,085	$286,571
Retail space rental and other revenue	245	382

Total revenues	311,330	286,953

Expenses:
Hotel departmental expenses	113,280	101,229
Other property operating costs	92,907	85,295
Management and franchise fees	15,857	15,306
Taxes, insurance and lease expense	32,118	31,107
Lease termination expense	4,900	—
Corporate expenses	3,386	3,423
Depreciation	30,714	34,064

Total operating expenses	293,162	270,424

Operating income	18,168	16,529
Interest expense, net	(41,120)	(39,805)
Charge-off of deferred financing costs	(230)	—

Loss before equity in income of unconsolidated entities and minority interests	(23,182)	(23,276)
Equity in income from unconsolidated entities	982	(148)
Minority interests	(71)	(430)

Loss from continuing operations	(22,271)	(23,854)
Discontinued operations	165	1,206

Net loss	(22,106)	(22,648)
Preferred distributions	(6,726)	(6,726)

Net loss applicable to common unitholders	$(28,832)	$(29,374)

Loss per unit data:
Basic:
Net loss from continuing operations	$(0.47)	$(0.50)

Net loss	$(0.47)	$(0.48)

Weighted average common units outstanding	61,970	61,821

Diluted:
Net loss from continuing operations	$(0.47)	$(0.50)

Net loss	$(0.47)	$(0.48)

Weighted average common units outstanding	61,970	61,821

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2004 and 2003
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(22,106)	$(22,648)
Foreign currency translation adjustment	(461)	4,819

Comprehensive loss	$(22,567)	$(17,829)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(22,106)	$(22,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	30,894	36,107
Amortization of deferred financing fees	1,309	1,198
Accretion of debt, net of discount	190	91
Amortization of unearned compensation	503	516
Equity in loss (income) from unconsolidated entities	(982)	148
Gain on sale of assets	(272)	—
Gain on debt extinguishment	—	(953)
Charge-off of deferred financing costs	230	—
Minority interests	71	430
Changes in assets and liabilities:
Accounts receivable	(12,055)	(5,080)
Other assets	5,306	(6,349)
Accrued expenses and other liabilities	3,590	(14,719)

Net cash flow provided by (used in) operating activities	6,678	(11,259)

Cash flows used in investing activities:
Acquisition of hotels	(27,759)	—
Proceeds from sale of assets	28,828	—
Improvements and additions to hotels	(12,297)	(24,373)
Cash distributions from unconsolidated entities	1,526	625

Net cash flow used in investing activities	(9,702)	(23,748)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	149,119
Repayment of borrowings	(4,183)	(8,379)
Deferred expenses	(149)	(648)
Distributions paid to preferred unitholders	(6,726)	(6,726)
Distributions paid to common unitholders	—	(9,308)

Net cash flow provided by (used in) financing activities	(11,058)	124,058

Effect of exchange rate changes on cash	(368)	78
Net change in cash and cash equivalents	(14,450)	89,129
Cash and cash equivalents at beginning of periods	246,036	66,542

Cash and cash equivalents at end of periods	$231,586	$155,671

Supplemental cash flow information —
Interest paid	$45,448	$44,053

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was established with six hotels. We are the largest owner of full service, all-suite hotels in the nation. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, the second largest lodging real estate investment trust, or REIT. At March 31, 2004, FelCor owned an approximately 95% equity interest in our operations. At March 31, 2004, our hotel portfolio included 71 upscale, all-suite hotels, and we are the owner of the greatest number of Embassy Suites Hotels®, Crowne Plaza®, Holiday Inn® and independently-owned Doubletree® hotels in North America. Our portfolio also includes 74 hotels in the upscale and full service segments.

     At March 31, 2004, we had ownership interests in 163 hotels. We owned a 100% real estate interest in 126 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 20 hotels. As a result of our ownership interests in the operating lessees of 158 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 156 of the 158 hotels were included in continuing operations at March 31, 2004. The remaining two hotels were held for sale as of March 31, 2004, and their operations are included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

     At March 31, 2004, we had an aggregate of 67,871,049 redeemable and common units of FelCor LP limited partnership interest outstanding.

     The following table reflects the distribution, by brand, of the 156 hotels included in our consolidated hotel continuing operations at March 31, 2004:

Brand	Hotels	Rooms
Embassy Suites Hotels	56	14,279
Doubletree and Doubletree Guest Suites®	10	2,206
Holiday Inn — branded	46	14,637
Crowne Plaza and Crowne Plaza Suites®	15	5,108
Sheraton® and Sheraton Suites®	10	3,269
Other brands	19	4,120

Total hotels	156

     The hotels shown in the above table are located in the United States (33 states) and Canada (two hotels), with concentrations in Texas (36 hotels), California (20 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 58% of our hotel room revenues were generated from hotels in these four states during the three months ended March 31, 2004.

     At March 31, 2004, of the 156 consolidated hotels included in continuing operations, (i) subsidiaries of InterContinental Hotels Group, or IHG, managed 67, (ii) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 66, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed 11, (iv) subsidiaries of Interstate Hotels & Resorts, or Interstate, managed 10, and (v) two independent management companies managed one each.

     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect to previously reported net loss or partners’ capital.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization — (continued)

     The financial information for the three months ended March 31, 2004, and 2003, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2004, and 2003, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“Form 10-K”). Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

2. Acquisition of Hotels

     Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment, and inventory. We allocate the purchase price among these asset classes based upon their respective values determined in accordance with Statement of Financial Accounting Standards, or SFAS 141, “Business Combinations.” When we acquire properties, we acquire them for use. The only intangible assets typically acquired consist of miscellaneous operating agreements, all of which are of short duration and at market rates. We do not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when we acquire hotels. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand owner and manager.

     On March 12, 2004, we purchased the 132-room Santa Monica Holiday Inn for $27 million.

3. Investment in Unconsolidated Entities

     We owned 50% interests in joint venture entities that owned 20 hotels at March 31, 2004, and 29 hotels at March 31, 2003. We also owned a 50% interest in entities that own an undeveloped parcel of land, provide condominium management services, develop condominiums in Myrtle Beach, South Carolina, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.

     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	March 31,	December 31,
	2004	2003
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$352,884	$326,835
Total assets	$377,074	$366,046
Debt	$286,239	$275,209
Total liabilities	$287,463	$276,773
Equity	$89,611	$89,273

     Debt of our unconsolidated entities at March 31, 2004, included $212.0 million of non-recourse mortgage debt, of which our pro rata share is $105.9 million.

     Debt of our unconsolidated entities at March 31, 2004, also included $37.2 million of mortgage debt guaranteed by us and $37.1 million of mortgage debt guaranteed by Hilton, one of our joint venture partners. The debt guaranteed by us consisted primarily of 50% of a loan related to the construction of a residential condominium project in Myrtle Beach, South Carolina. The loan commitment is for $97.6 million of which

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment in Unconsolidated Entities — (continued)

approximately $74.1 million was outstanding as of March 31, 2004. Our guarantee reduces from 50% to 25% of the outstanding balance when the condominium project is completed and receives a certificate of occupancy, which we expect to occur in late 2004.

     Our guarantee is a payment guarantee and will become payable in the event that the joint venture fails to pay interest or principal due under the debt agreement. The loan matures in August 2005, and bears interest at LIBOR plus 200 basis points. As of March 31, 2004, we had not established any liability related to our guarantees of debt, because it was not probable that we would be required to perform under these guarantees.

     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Total revenues	$14,318	$21,148
Net income	$2,706	$910

4. Debt

     Debt at March 31, 2004 and December 31, 2003, consists of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	March 31,	December 31,
	Hotels	March 31, 2004		Date	2004	2003
Promissory note	none	3.10	(a)%	June 2016	$650	$650
Senior unsecured term notes	none	4.37	(b)	Oct. 2004	174,920	174,888
Senior unsecured term notes	none	5.20	(b)	Oct. 2007	124,642	124,617
Senior unsecured term notes	none	10.00		Sept. 2008	597,032	596,865
Senior unsecured term notes	none	9.00		June 2011	298,221	298,158

Total unsecured debt(c)		8.42			1,195,465	1,195,178

Mortgage debt	1 hotel	7.23		September 2005	11,112	11,286
Mortgage debt	10 hotels	3.59	(d)	May 2006	147,241	148,080
Mortgage debt	15 hotels	5.92	(e)	Nov. 2007	130,926	131,721
Mortgage debt	1 hotel	4.00	(a)	August 2008	15,500	15,500
Mortgage debt	7 hotels	7.54		April 2009	91,962	92,445
Mortgage debt	6 hotels	7.55		June 2009	69,207	69,566
Mortgage debt	8 hotels	8.70		May 2010	177,465	178,118
Mortgage debt	7 hotels	8.73		May 2010	137,641	138,200
Mortgage debt	8 hotels	7.48		April 2011	50,098	50,305
Other	1 hotel	9.17		August 2011	6,745	6,956

Total secured debt(c)	78 hotels	6.96			837,897	842,177

Total(c)		7.82%			$2,033,362	$2,037,355

(a)	Variable interest rate based on LIBOR, which was 1.1% as of March 31, 2004.

(b)	These notes were matched with interest rate swap agreements that effectively converted the fixed interest rate on the notes to a variable interest rate based on LIBOR.

(c)	Interest rates are calculated based on the weighted average outstanding debt at March 31, 2004.

(d)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods.

(e)	$100 million of this note was matched with interest rate swap agreements that effectively converted the fixed interest rate on this note to a variable interest rate based on LIBOR.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt — (continued)

     We reported interest expense net of interest income of $0.7 million and $0.4 million and capitalized interest of $0.1 million and $0.3 million, for the three months ended March 31, 2004 and 2003, respectively.

     Ratings downgrades in 2003 on our $1.2 billion in senior unsecured debt resulted in a 50 basis point step-up in interest rates on $900 million of our senior unsecured debt.

     In March 2004, we elected to terminate our line of credit, which resulted in the first quarter charge-off of unamortized loan costs of $0.2 million and will produce cash savings of approximately $0.4 million during the remainder of 2004.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. Through the date of this filing, there have been no borrowings under this facility, and we have an estimated $172 million of borrowing capacity based on the underwritten cash flows of the 14 hotels currently securing this facility. The amount available to us under this facility will fluctuate, prior to conversion into commercial mortgage backed security (CMBS) loans, depending upon the number of hotels provided as security and the underwritten cash flows of those hotels, from time to time. This non-recourse facility has an initial term of 18 months that can be extended for an additional six months at our option and carries a floating interest rate of LIBOR plus 2.25 to 2.75 percent. The outstanding balances on this loan facility will be converted by the lender into fixed rate or floating rate CMBS loans, and we have a one-time option to convert up to $75 million in borrowings to a floating rate CMBS loan. Upon conversion, the fixed rate loans will have a term of 10 years and any floating rate loans will have a maximum term of five years.

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

     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required to meet FelCor’s REIT qualification test; repurchase units; or merge. As of the date of this filing, we have satisfied all such tests, however, under the terms of two of our indentures, we are prohibited from repurchasing any of our units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Our current debt-to-EBITDA ratio exceeds that ratio and is expected to do so for the foreseeable future. Accordingly, we are prohibited from purchasing any of our units, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other partnership units.

     If actual operating results fail to meet our current expectations, as reflected in our public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from utilizing the $172 million undrawn amount currently available to us under our secured debt facility, except to repay or refinance maturing debt with similar priority in the capital structure, and may be prohibited from, among other things, incurring any additional indebtedness or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2004, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2004 and, accordingly, could pay no distributions on our common units.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives

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

     To manage the relative mix of our debt between fixed and variable rate instruments, through March 31, 2004, we had entered into 15 interest rate swap agreements with five financial institutions with an aggregate notional value of $400 million. These interest rate swap agreements modify a portion of the interest characteristics of our outstanding fixed rate debt, without an exchange of the underlying principal amount, and effectively convert fixed rate debt to a variable rate.

     To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     The interest rate swap agreements held at March 31, 2004, are designated as fair value hedges, are marked to market through the income statement, but are offset by the change in fair value of our swapped outstanding fixed rate debt. The estimated unrealized net gain on these interest rate swap agreements was approximately $11.0 million at March 31, 2004, and represents the amount we would receive if the agreements were terminated, based on current market rates.

     The fixed rates we will receive and the variable rates we will pay, under these swaps, as of March 31, 2004, are summarized in the following table:

			Weighted-average
	Notional Amount		Spread Paid in
Swap Maturity	(in millions)	Number of Swaps	Excess of LIBOR		Fixed Rate Received
October 2004	$175	6	3.20%		7.38%
October 2007	125	5	4.03%		7.63%
November 2007	100	4	4.35%		7.46%

	$400		3.77	%(a)	7.42	%(a)

(a)	Based on the weighted average as of March 31, 2004.

     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps decreased interest expense by $2.8 million and $1.6 million during the three months ended March 31, 2004 and 2003, respectively. Our interest rate swaps have monthly to semi-annual settlement dates. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for the financial institutions that are counterparties to our interest rate swap agreements range from A+ to AA-.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives — (continued)

     To fulfill requirements under a $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps with a notional amount of $150 million. We concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps was $0.1 million at March 31, 2004, resulting in no net earnings impact.

6. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Room revenue	$247,395	$227,659
Food and beverage revenue	47,220	43,628
Other operating departments	16,470	15,284

Total hotel operating revenues	$311,085	$286,571

     Approximately 99.9% of our revenue was comprised of hotel operating revenues, which includes room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers), in 2004 and 2003. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 0.1% of our revenue was from retail space rental revenue and other sources in 2004 and 2003.

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

     Included in total hotel operating revenue for the three months ended March 31, 2004, was $7.1 million of hotel operating revenue from the consolidation of our joint venture with Interstate in June 2003. This joint venture had been previously accounted for by the equity method.

     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Room	$66,594	$59,030
Food and beverage	38,205	35,144
Other operating departments	8,481	7,055

Total hotel departmental expenses	$113,280	$101,229

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs — (continued)

     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Hotel general and administrative expense	$30,430	$29,109
Marketing	27,607	25,122
Repair and maintenance	18,277	16,443
Utilities	16,593	14,621

Total other property operating costs	$92,907	$85,295

     Included in hotel departmental expenses and other property operating costs are hotel employee compensation and benefit expenses of $105 million and $97 million for the three months ended March 31, 2004 and 2003, respectively.

     Included in hotel departmental expenses and other property operating costs for the three months ended March 31, 2004, was $4.9 million associated with the consolidation of our joint venture with Interstate in June 2003, which were previously unconsolidated.

7. Taxes, Insurance and Lease Expense

     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Operating lease expense (a)	$15,022	$13,368
Real estate and other taxes	13,102	13,008
Property and general liability insurance	3,994	4,731

Total taxes, insurance and lease expense	$32,118	$31,107

(a)	Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense are $3.3 million and $2.1 million in percentage rent for the three months ended March 31, 2004 and 2003, respectively.

8. Discontinued Operations

     Condensed combined financial information for the hotels included in discontinued operations is as follows:

	Three Months Ended
	March 31,
	2004	2003
Hotel operating revenue	$4,285	$20,393
Hotel operating expenses	4,392	19,692

Operating income (loss)	(107)	701
Direct interest costs	—	(448)
Gain on the early extinguishment of debt	—	953
Gain on disposition	272	—

Income from discontinued operations	$165	$1,206

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations — (continued)

     In January 2004, we sold a Holiday Inn in Plano, Texas, for net proceeds of $2.4 million. In February 2004, we sold a Crowne Plaza in Jackson, Mississippi, for net proceeds of $7 million. In March 2004, we sold a Hampton Inn in Omaha, Nebraska, for net proceeds of $3.8 million and a Crowne Plaza in Houston, Texas, for net proceeds of $15.6 million. From the sale of these hotels, we realized a net gain of $0.3 million on disposition. The results of operations of these hotels for the three months ending March 31, 2004, are included in discontinued operations in the accompanying statement of operations.

     The results of operations of the four hotels sold in the first quarter of 2004, the two hotels designated as held for sale at March 31, 2004, and the 16 hotels sold in 2003, are included in discontinued operations in the accompanying statement of operations.

9. Earnings (Loss) Per Unit

     The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Loss from continuing operations	$(22,271)	$(23,854)
Less: Preferred distributions	(6,726)	(6,726)

Loss from continuing operations applicable to common unitholders	(28,997)	(30,580)
Discontinued operations	165	1,206

Net loss applicable to common unitholders	$(28,832)	$(29,374)

Denominator:
Denominator for basic loss per unit — weighted average common units	61,970	61,821

Denominator for diluted loss per unit — adjusted weighted average common units and assumed conversions	61,970	61,821

Loss per unit data:
Basic:
Loss from continuing operations	$(0.47)	$(0.50)
Discontinued operations	0.00	0.02

Net loss	$(0.47)	$(0.48)

Diluted:
Loss from continuing operations	$(0.47)	$(0.50)
Discontinued operations	0.00	0.02

Net loss	$(0.47)	$(0.48)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Earnings (Loss) Per Unit — (continued)

     Securities that could potentially dilute basic earnings per unit in the future that were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
FelCor restricted shares granted but not vested	201	309
Series A convertible preferred units	4,636	4,636

     Series A preferred distributions that would be excluded from net loss applicable to common unitholders, if these Series A preferred units were dilutive, were $2.9 million for the three months ended March 31, 2004 and 2003, respectively.

10. FelCor’s Stock Based Compensation Plans

     FelCor applies Accounting Principles Board, or APB, Opinion 25 and related interpretations in accounting for its stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, “Accounting for Stock-Based Compensation,” was issued, which, if fully adopted by FelCor, would have changed the methods it applies in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” FelCor began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for FelCor’s stock-based compensation plans been determined in accordance with SFAS 123 prior to January 1, 2003, our net income or loss and net income or loss per unit for the periods presented would approximate the pro forma amounts below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Loss from continuing operations, as reported	$(22,271)	$(23,854)
Add stock based compensation included in the net loss, as reported	503	516
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(510)	(552)

Loss from continuing operations, pro forma	$(22,278)	$(23,890)

Basic and diluted net loss from continuing operations per unit:
As reported	$(0.47)	$(0.50)
Pro forma	$(0.47)	$(0.50)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

11. Lease Termination Costs

     We lease the San Francisco Holiday Inn Select Downtown & Spa hotel under a lease that expires at the end of 2004. In May 2003, the lessor asserted that we were in default of our obligations for maintenance, repair and replacement under the lease, and asserted that the cost of correcting the alleged deficiencies was approximately $13.9 million. The lessor subsequently asserted that we were also in default of our capital expenditure obligations under the lease in the approximate amount of $3 million. In October 2003, we reached a partial settlement with the lessor, pursuant to which we paid the lessor $296,000 in full satisfaction and discharge of certain maintenance obligations that the lessor had valued in its original claim at $470,300. On May 3, 2004, we executed a settlement agreement. Under the terms of the settlement, we have paid the lessor

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Lease Termination Costs — (continued)

$5 million and will transfer our interest in the hotel to the lessor as of June 30, 2004, in exchange for which we will be relieved of the obligation to make any capital improvements to the hotel other than certain items currently in progress and specifically agreed to, and will receive a full release of all known and unknown claims and further obligations under the lease. During the three months ended March 31, 2004, we expensed $4.9 million representing the unaccrued cost of the termination of this lease. We have received a release of termination liability to IHG under their management agreement with respect to this hotel, upon its termination in connection with the above settlement.

12. Consolidating Financial Information

     Certain of the Company’s wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor/CSS Hotels, L.L.C.; FelCor/LAX Hotels L.L.C.; FelCor Eight Hotels, L.L.C.; FelCor/St. Paul Holdings, L.P.; FelCor/LAX Holdings, L.P.; FHAC Nevada Holdings, L.L.C.; FelCor TRS Holdings, L.P.; Kingston Plantation Development Corp.; FHAC Texas Holdings, L.P.; FelCor Omaha Hotel Company, L.L.C.; FelCor Country Villa Hotel, L.L.C.; FelCor Moline Hotel, L.L.C.; FelCor Canada Co. and FelCor Hotel Asset Company, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor and two of its wholly-owned subsidiaries (FelCor Holdings Trust and FelCor Nevada Holdings, L.L.C.), are guarantors of senior debt. The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2004
(in thousands)

ASSETS

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Net investment in hotel properties	$224,691	$1,075,645	$1,796,401	$—	$3,096,737
Equity investment in consolidated entities	2,122,919	—	—	(2,122,919)	—
Investment in unconsolidated entities	93,430	22,579	—	—	116,009
Assets held for sale	—	780	9,327	—	10,107
Cash and cash equivalents	147,037	71,246	13,303	—	231,586
Accounts receivable	3,544	53,791	7	—	57,342
Deferred assets	13,995	745	8,148	—	22,888
Other assets	5,547	18,394	3,247	—	27,188

Total assets	$2,611,163	$1,243,180	$1,830,433	$(2,122,919)	$3,561,857

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$1,261,480	$122,745	$649,137	$—	$2,033,362
Distributions payable	5,504	—	—	—	5,504
Accrued expenses and other liabilities	18,128	117,022	19,926	—	155,076
Minority interest — other partnerships	8,403	(3,703)	45,567	—	50,267

Total liabilities	1,293,515	236,064	714,630	—	2,244,209

Redeemable units, at redemption value	31,603	—	—	—	31,603

Preferred units	318,907	—	—	—	318,907
Common units	967,138	998,099	1,115,803	(2,122,919)	958,121
Accumulated other comprehensive income	—	9,017	—	—	9,017

Total partners’ capital	1,286,045	1,007,116	1,115,803	(2,122,919)	1,286,045

Total liabilities, redeemable units and partners’ capital	$2,611,163	$1,243,180	$1,830,433	$(2,122,919)	$3,561,857

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Consolidating Financial Information — (continued)

CONSOLIDATING BALANCE SHEET
December 31, 2003
(in thousands)

ASSETS

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Net investment in hotel properties	$276,342	$1,080,594	$1,746,860	$—	$3,103,796
Equity investment in consolidated entities	2,079,399	—	—	(2,079,399)	—
Investment in unconsolidated entities	93,337	23,216	—	—	116,553
Assets held for sale	—	6,238	15,600	—	21,838
Cash and cash equivalents	170,057	59,317	16,662	—	246,036
Accounts receivable	2,214	40,568	2,603	—	45,385
Deferred assets	15,133	783	8,362	—	24,278
Other assets	10,467	16,907	5,633	—	33,007

Total assets	$2,646,949	$1,227,623	$1,795,720	$(2,079,399)	$3,590,893

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$1,261,460	$123,519	$652,376	$—	$2,037,355
Distributions payable	5,504	—	—	—	5,504
Accrued expenses and other liabilities	25,009	(217,023)	343,437	—	151,423
Minority interest — other partnerships	8,562	(3,797)	45,432	—	50,197

Total liabilities	1,300,535	(97,301)	1,041,245	—	2,244,479

Redeemable units, at redemption value	33,612	—	—	—	33,612

Preferred units	318,907	—	—	—	318,907
Common units	993,895	1,315,446	754,475	(2,079,399)	984,417
Accumulated other comprehensive income	—	9,478	—	—	9,478

Total partners’ capital	1,312,802	1,324,924	754,475	(2,079,399)	1,312,802

Total liabilities, redeemable units and partners’ capital	$2,646,949	$1,227,623	$1,795,720	$(2,079,399)	$3,590,893

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$311,085	$—	$—	$311,085
Percentage lease revenue	8,688	40,088	55,300	(104,076)	—
Other revenue	245	—	—	—	245

Total revenue	8,933	351,173	55,300	(104,076)	311,330

Expenses:
Hotel operating expense	—	222,044	—	—	222,044
Taxes, insurance and lease expense	1,639	126,854	7,701	(104,076)	32,118
Corporate expenses	270	1,877	1,239	—	3,386
Depreciation	3,264	10,960	16,490	—	30,714
Lease termination expense	—	4,900	—	—	4,900

Total operating expenses	5,173	366,635	25,430	(104,076)	293,162

Operating income (loss)	3,760	(15,462)	29,870	—	18,168
Interest expense, net	(25,759)	(2,725)	(12,636)	—	(41,120)
Charge-off of deferred financing cost	(230)	—	—	—	(230)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(22,229)	(18,187)	17,234	—	(23,182)
Equity in loss from consolidated entities	(1,562)	—	—	1,562	—
Equity in income from unconsolidated entities	1,526	(544)	—	—	982
Minority interests in other partnerships	159	(94)	(136)	—	(71)

Income (loss) from continuing operations	(22,106)	(18,825)	17,098	1,562	(22,271)
Discontinued operations from consolidated entities	—	158	7	—	165

Net income (loss)	(22,106)	(18,667)	17,105	1,562	(22,106)
Preferred distributions	(6,726)	—	—	—	(6,726)

Net loss applicable to unitholders	$(28,832)	$(18,667)	$17,105	$1,562	$(28,832)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$285,241	$1,330	$—	$286,571
Percentage lease revenue	14,633	46,858	38,553	(100,044)	—
Other revenue	(188)	570	—	—	382

Total revenue	14,445	332,669	39,883	(100,044)	286,953

Expenses:
Hotel operating expense	121	201,174	535	—	201,830
Taxes, insurance and other	3,299	122,155	5,697	(100,044)	31,107
Corporate expenses	404	2,074	945	—	3,423
Depreciation	5,288	15,583	13,193	—	34,064
Abandoned project costs	—	—	—	—	—

Total operating expenses	9,112	340,986	20,370	(100,044)	270,424

Operating income	5,333	(8,317)	19,513	—	16,529
Interest expense, net	(25,785)	(3,141)	(10,879)	—	(39,805)

Income (loss) before equity in income from unconsolidated entities, minority interests, and gain on sale of assets	(20,452)	(11,458)	8,634	—	(23,276)
Equity in income from consolidated entities	(4,735)	—	—	4,735	—
Equity in income from unconsolidated entities	70	(218)	—	—	(148)
Minority interests in other partnerships	—	—	(430)	—	(430)

Income (loss) from continuing operations	(25,117)	(11,676)	8,204	4,735	(23,854)
Discontinued operations from consolidated entities	2,469	(1,709)	446	—	1,206

Net income (loss)	(22,648)	(13,385)	8,650	4,735	(22,648)
Preferred distributions	(6,726)	—	—	—	(6,726)

Net income (loss) applicable to unitholders	$(29,374)	$(13,385)	$8,650	$4,735	$(29,374)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(20,318)	$(7,313)	$34,309	$6,678
Cash flows from (used in) investing activities	258	(18,727)	8,767	(9,702)
Cash flows from (used in) financing activities	(2,960)	38,337	(46,435)	(11,058)
Effect of exchange rates changes on cash	—	(368)	—	(368)

Change in cash and cash equivalents	(23,020)	11,929	(3,359)	(14,450)
Cash and cash equivalents at beginning of period	170,057	59,317	16,662	246,036

Cash and equivalents at end of period	$147,037	$71,246	$13,303	$231,586

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(22,471)	$(3,319)	$14,531	$(11,259)
Cash flows from (used in) investing activities	(8,643)	(7,725)	(7,380)	(23,748)
Cash flows from (used in) financing activities	89,653	42,928	(8,523)	124,058
Effect of exchange rates changes on cash	—	78	—	78

Change in cash and cash equivalents	58,539	31,962	(1,372)	89,129
Cash and cash equivalents at beginning of period	24,725	24,479	17,338	66,542

Cash and equivalents at end of period	$83,264	$56,441	$15,966	$155,671

13. Subsequent Events

     On April 5, 2004, FelCor completed the sale of 4,600,000 shares of its $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.79 per share, which included accrued distributions of $0.51 per share through April 5, 2004, resulting in net proceeds to FelCor of approximately $105 million. The proceeds from the Series A preferred stock were contributed to us in exchange for a like number of Series A preferred units. The preference on these units is the same as FelCor’s Series A preferred stock. The proceeds are currently expected to be used for the retirement of debt.

     During April 2004, we purchased in the open market an aggregate of $26.5 million in principal amount, of our 91/2% Senior Notes due 2008. These notes are callable beginning September 15, 2004 at an initial premium 104.75% of par.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     In the first quarter of 2004, revenue per available room, or RevPAR, for our consolidated hotel portfolio in continuing operations, increased 4.4% compared to the same period last year, which surpassed our original expectations of a RevPAR increase of 1.5% to 2.5%. Including April 2004, we will have had five consecutive months with year-over-year RevPAR increases. Occupied rooms at our hotels, or occupancy, increased 5.2% for the quarter, compared to the same quarter last year, while the average daily rate, or ADR, of our hotel portfolio decreased by 0.7%. Hotel demand has been getting stronger and, similar to past lodging cycles, as our hotel occupancy increases, ADR should improve.

     We currently have 28 hotels that we have previously designated as non-strategic and intend to sell by the end of 2005, with expected proceeds of approximately $200 million. We expect to complete hotel sales in 2004 of approximately $125 million. In 2004, through April, we have sold seven hotels, receiving aggregate proceeds of $43 million.

     We continue to invest in our core hotels to maintain their competitive position and to take advantage of the current recovery phase of the lodging cycle. During the first quarter of 2004, we spent $12 million for capital improvements and replacements, and anticipate capital spending on our hotels to approximate $75 million to $100 million for the full year.

Financial Comparison (in thousands of dollars, except RevPAR, operating margin and percentage change)

	Three Months Ended
	March 31,
	2004	2003	% Change
RevPAR	$62.57	$59.92	4.4
Hotel operating profit from continuing operations(1)	89,041	84,741	5.1
Operating margin from continuing operations(1)	28.6%	29.6%	(3.4)
Net loss(2)	(22,106)	(22,648)	2.4
Funds From Operations (“FFO”)(1)(3)	8,464	9,592	(11.8)
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(3)	58,857	59,801	(1.6)

(1)	Included in the Financial Comparison are non-GAAP financial measures, including hotel operating profit, operating margin, FFO and EBITDA. Further discussion, and a detailed reconciliation, of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in net loss are the following amounts (in thousands).

	Three Months Ended March 31,
	2004	2003
Lease termination expense	$4,900	$—
Charge off of deferred debt costs	230	—
Gain on early extinguishment of debt	—	(953)

	$5,130	$(953)

(3)	Included in FFO and EBITDA are the following amounts (in thousands):

	Three Months Ended March 31,
	2004	2003
Charge off of deferred debt costs	$230	$—
Gain on early extinguishment of debt	—	(953)

	$230	$(953)

Results of Operations

     At March 31, 2004, we had 158 hotels included in our consolidated operations, including the two hotels that were classified as “held for sale” and included in discontinued operations, of which 29 hotels had been identified as non-strategic. Included in our discontinued operations at March 31, 2004, were 4 non-strategic hotels disposed of during the first three months of 2004. Disposition proceeds from the 4 non-strategic hotels sold during the first quarter of 2004 totaled approximately $30 million.

     For the three months ended March 31, 2004, we recorded a loss applicable to common unitholders of $28.8 million, compared to a loss in 2003 of $29.4 million. The first quarter 2004 loss included a non-recurring $4.9 million expense, representing $0.08 per unit, associated with an anticipated settlement that is expected to include an early termination of the lease on one hotel and a release of claims relating to that hotel. The early termination of this lease is expected to result in an improvement of $0.01 per unit in second half 2004 earnings. Also included in the prior year loss was a gain of $1 million, or $0.02 per unit, from the early extinguishment of debt.

     Revenues from continuing operations for the first three months was $311 million, reflecting an increase of $24 million, or 8.5%, compared to the same quarter in 2003. The increase in revenues was primarily related to a 4.4% increase in our hotel portfolio’s RevPAR, compared to the same quarter in 2003. Occupancy increased 5.2%, to 64.4%, and ADR decreased 0.7% to $97.16, compared to the same quarter of 2003. We attribute the increase in occupancy to increases in corporate transient business and strong leisure demand.

     Included in revenue for 2004 is $7 million of revenue from consolidation of our joint venture with Interstate Hotels & Resorts, and the operating results of the joint venture’s hotels, which had been accounted for by the equity method until June 2003.

     Our first quarter 2004 hotel operating profit from continuing operations increased by $4 million over the same period in 2003. Operating margin, which is hotel operating profit divided by hotel revenue, decreased from 29.7% to 28.7%. We attribute the decrease in operating margin principally to the 0.7% drop in ADR and an increase in labor related costs, including workers compensation insurance.

     The 29 non strategic hotels included in continuing operations at March 31, 2004, represented 18% of the rooms in our hotel portfolio, but approximately 8% of our consolidated hotel operating profit in 2004. The operating margin for these 29 hotels was 18.6%, compared to 30.3% for the remainder of our portfolio.

     Included in the first quarter of 2003 loss is a $1 million gain from the early extinguishment of debt.

     Discontinued operations represent the operating income, direct interest costs and gains or losses on sale of the four hotels sold during the first quarter of 2004, the two hotels that were designated as held for sale at March 31, 2004, and the 16 hotels sold in 2003.

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

     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. FFO and EBITDA are not measures of operating performance under generally accepted accounting principles in the U.S., or GAAP. However, we believe that FFO and EBITDA are helpful to management and investors as supplemental measures of the performance of an equity REIT. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

     FFO and EBITDA should not be considered as alternatives to net income, operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. Neither should FFO, FFO per unit and EBITDA be considered as measures of our liquidity or indicative of funds available for our cash needs, including our ability to make cash distributions. FFO per unit does not measure, and should not be used as a measure of amounts that accrue directly to the benefit of unitholders.

     The following tables detail our computation of FFO and EBITDA (in thousands):

	Three Months Ended March 31,
	2004			2003
			Per Unit			Per Unit
	Dollars	Shares	Amount	Dollars	Shares	Amount
Net loss	$(22,106)			$(22,648)
Preferred distributions	(6,726)			(6,726)
Net loss applicable to unitholders	(28,832)	61,970	$(0.47)	(29,374)	61,821	$(0.48)
Depreciation from continuing operations	30,714		0.50	34,064		0.55
Depreciation from unconsolidated entities and discontinued operations	1,954		0.03	4,902		0.08
Gain on sale of assets	(272)		0.00	—		—
Lease termination costs(a)	4,900		0.08	—		—
Conversion of options and unvested restricted stock	—	201	—	—	309	—

FFO	$8,464	62,171	$0.14	$9,592	62,130	$0.15

(a)	We consider this lease termination cost, associated with the early termination of a lease to be unusual or non-recurring in accordance with Item 10 of Regulation S-K.

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Charge off of deferred debt costs	$230	$—
Gain on early extinguishment of debt	—	(953)

	$230	$(953)

Per unit amounts	$—	$(0.02)

Reconciliation of Net Loss to EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(22,106)	$(22,648)
Depreciation from continuing operations	30,714	34,064
Depreciation from unconsolidated entities and discontinued operations	1,954	4,902
Gain on sale of assets	(272)	—
Lease termination costs	4,900	—
Interest expense	41,844	40,628
Interest expense from unconsolidated entities and discontinued operations	1,320	2,339
Amortization expense	503	516

EBITDA	$58,857	$59,801

Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Charge off of deferred debt costs	$230	$—
Gain on early extinguishment of debt	—	(953)

	$230	$(953)

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

Hotel Operating Profit
(dollars in thousands)

	Three Months
	Ended March 31,
	2004	2003
Total revenue	$311,330	$286,953
Retail space rental and other revenue	(245)	(382)

Hotel revenue	311,085	286,571
Hotel operating expenses	(222,044)	(201,830)

Hotel operating profit	$89,041	$84,741

Operating margin	28.6%	29.6%

Hotel Operating Expense Composition
(dollars in thousands)

	Three Months Ended March 31,
	2004		2003
		% of Hotel		% of Hotel
Hotel departmental expenses:		Revenue		Revenue
Room	$66,594	21.4%	$59,030	20.6%
Food and beverage	38,205	12.3	35,144	12.2
Other operating departments	8,481	2.7	7,055	2.5
Other property related costs:
Administrative and general	30,430	9.8	29,109	10.2
Marketing and advertising	27,607	8.9	25,122	8.8
Repairs and maintenance	18,277	5.9	16,443	5.7
Energy	16,593	5.3	14,621	5.1

Total other property related costs	92,907	29.9	85,295	29.8
Management and franchise fees	15,857	5.1	15,306	5.3

Hotel operating expenses	$222,044	71.4%	$201,830	70.4%

	Three Months
	Ended March 31,
	2004	2003
Reconciliation of total operating expenses to hotel operating expenses:
Total operating expenses	$293,162	$270,424
Taxes, insurance and lease expense	(32,118)	(31,107)
Lease termination expense	(4,900)	—
Corporate expenses	(3,386)	(3,423)
Depreciation	(30,714)	(34,064)

Hotel operating expenses	$222,044	$201,830

Hotel Portfolio Composition

     The following tables set forth, as of March 31, 2004, for our consolidated hotel portfolio of 156 hotels included in continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

			% of	% of 2003 Hotel
Brand	Hotels	Rooms	Total Rooms	Operating Profit(b)
Embassy Suites®	56	14,279	33%	47%
Holiday Inn®-branded	46	14,637	34	25
Crowne Plaza®	15	5,108	12	7
Sheraton®-branded	10	3,269	7	8
Doubletree®-branded	10	2,206	5	6
Other	19	4,120	9	7

			% of	% of 2003 Hotel
Top Markets	Hotels	Rooms	Total Rooms	Operating Profit(b)
Dallas	15	4,724	11%	6%
Atlanta	12	3,514	8	7
San Francisco Bay Area	9	3,255	7	6
Houston	8	1,969	5	3
Orlando	6	2,218	5	4
Los Angeles Area	6	1,492	3	4
Boca Raton/Ft. Lauderdale	4	1,118	3	4
Chicago	4	1,239	3	4
Minneapolis	4	955	2	3
Phoenix	4	1,016	2	3
Philadelphia	3	1,174	3	3
New Orleans	2	746	2	3
San Diego	1	600	1	3

			% of	% of 2003 Hotel
Top Four States	Hotels	Rooms	Total Rooms	Operating Profit(b)
Texas	36	9,904	23%	16%
California	20	6,158	14	17
Florida	16	5,342	12	11
Georgia	14	3,868	9	8

			% of	% of 2003 Hotel
Location	Hotels	Rooms	Total Rooms	Operating Profit(b)
Suburban	69	17,649	41%	39%
Urban	33	10,543	24	27
Airport	30	9,206	21	22
Highway	12	2,565	6	3
Resort	12	3,676	8	9

			% of	% of 2003 Hotel
Segment	Hotels	Rooms	Total Rooms	Operating Profit(b)
Upscale all-suite	71	17,325	40%	55%
Full service	47	15,300	35	26
Upscale	27	9,232	21	17
Limited service	11	1,762	4	2

			% of	% of 2003 Hotel
	Hotels	Rooms	Total Rooms	Operating Profit(b)
Non-Strategic Hotels(a)	29	7,887	18%	8%

(a)	Excludes two hotels that met the “held for sale” accounting requirements, and were included in discontinued operations.

(b)	A detailed description of Hotel Operating Profit is contained in the “Non-GAAP Financial Measures” section found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Hotel Operating Statistics

     The following tables set forth historical occupancy, ADR and RevPAR at March 31, 2004 and 2003, and the percentage changes therein between the periods presented, for our 156 consolidated hotels included in continuing operations:

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended March 31,
	2004	2003	% Variance
Embassy Suites Hotels	69.2	66.6	3.9
Holiday Inn-branded hotels	61.2	59.4	3.0
Crowne Plaza hotels	61.0	55.1	10.7
Doubletree-branded hotels	68.6	63.9	7.3
Sheraton-branded hotels	62.2	58.1	7.2
Other hotels	62.7	57.4	9.2
Total hotels	64.4	61.2	5.2

	ADR ($)
	Three Months Ended March 31,
	2004	2003	% Variance
Embassy Suites Hotels	119.30	119.71	(0.3)
Holiday Inn-branded hotels	78.81	78.69	0.2
Crowne Plaza hotels	87.58	91.75	(4.5)
Doubletree-branded hotels	103.79	104.01	(0.2)
Sheraton-branded hotels	97.16	97.72	(0.6)
Other hotels	81.82	82.25	(0.5)
Total hotels	97.16	97.86	(0.7)

	RevPAR ($)
	Three Months Ended March 31,
	2004	2003	% Variance
Embassy Suites Hotels	82.57	79.77	3.5
Holiday Inn-branded hotels	48.25	46.76	3.2
Crowne Plaza hotels	53.44	50.60	5.6
Doubletree-branded hotels	71.23	66.50	7.1
Sheraton-branded hotels	60.46	56.74	6.6
Other hotels	51.27	47.22	8.6
Total hotels	62.57	59.92	4.4

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended March 31,
	2004	2003	% Variance
Dallas	55.7	50.1	11.2
Atlanta	66.8	66.4	0.7
San Francisco Bay Area	61.4	59.8	2.6
Houston	72.0	65.3	10.3
Orlando	76.0	65.7	15.6
Los Angeles Area	70.2	70.8	(0.9)
Boca Raton/Ft. Lauderdale	87.0	82.9	4.9
Chicago	62.2	58.3	6.7
Minneapolis	62.6	59.6	5.1
Phoenix	79.6	80.0	(0.5)
Philadelphia	56.2	52.6	6.7
New Orleans	66.1	62.2	6.4
San Diego	86.4	78.0	10.7

	ADR ($)
	Three Months Ended March 31,
	2004	2003	% Variance
Dallas	83.98	87.25	(3.7)
Atlanta	88.54	89.38	(0.9)
San Francisco Bay Area	105.55	108.41	(2.6)
Houston	74.79	72.43	3.3
Orlando	83.80	83.48	0.4
Los Angeles Area	107.40	101.43	5.9
Boca Raton/Ft. Lauderdale	139.05	142.23	(2.2)
Chicago	94.27	101.30	(6.9)
Minneapolis	120.42	119.86	0.5
Phoenix	127.22	119.27	6.7
Philadelphia	96.14	99.47	(3.3)
New Orleans	147.76	156.18	(5.4)
San Diego	114.93	122.13	(5.9)

	RevPAR ($)
	Three Months Ended March 31,
	2004	2003	% Variance
Dallas	46.76	43.68	7.1
Atlanta	59.14	59.31	(0.3)
San Francisco Bay Area	64.80	64.85	(0.1)
Houston	53.84	47.28	13.9
Orlando	63.67	54.87	16.0
Los Angeles Area	75.36	71.79	5.0
Boca Raton/Ft. Lauderdale	120.90	117.92	2.5
Chicago	58.63	59.07	(0.8)
Minneapolis	75.43	71.42	5.6
Phoenix	101.22	95.36	6.1
Philadelphia	54.00	52.34	3.2
New Orleans	97.74	97.12	0.6
San Diego	99.28	95.28	4.2

Liquidity and Capital Resources

     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the three months ended March 31, 2004, net cash flow provided by operating activities, consisting primarily of hotel operations, was $6.7 million. At March 31, 2004, we had cash on hand of approximately $232 million. Included in cash on hand are approximately $35 million held under our hotel management agreements to meet our hotel minimum working capital requirements and $22 million held in escrow under certain of our debt agreements.

     We currently expect that our cash flow provided by operating activities for 2004 will be approximately $86 million to $92 million. These cash flow forecasts assume a RevPAR increase of 4% to 5% and operating margin of approximately 29% to 30%. In 2004, our current operating plan contemplates preferred distribution payments of $34 million, capital expenditures of approximately $75 to $100 million, debt maturities of $175 million, $17 million in normal recurring principal payments and sales of approximately $125 million in non-strategic hotels. We expect cash necessary to fund cash flow shortfalls and distributions, if any, will be funded from our cash balances, proceeds from the sale of hotels, and the $172 million currently estimated to be available to us under our secured debt facility. We currently anticipate that FelCor’s board of directors will defer the resumption of common distributions until the anticipated recovery in our business is more firmly established, and to determine the amount of preferred distributions, if any, for each quarterly period, based upon the actual operating results of that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

     On April 5, 2004, FelCor completed the sale of 4,600,000 shares of its $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.79 per share, which included accrued distributions of $0.51 per share through April 5, 2004, resulting in net proceeds to FelCor of approximately $105 million. The proceeds were contributed to us in exchange for a like number of Series A preferred units. We currently expect to use the proceeds to retire debt.

     During April 2004, we purchased in the open market an aggregate of $26.5 million in principal amount, of our 91/2% Senior Notes due 2008. These notes are callable beginning September 15, 2004 at an initial premium 104.75% of par.

     Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.

     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required for FelCor to meet the REIT qualification test; repurchase units; or merge. As of the date of this filing, we have satisfied all such tests; however, under the terms of two of our indentures, we are prohibited from repurchasing any of our units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Our current debt-to-EBITDA ratio exceeds that ratio and is expected to do so for the foreseeable future. Accordingly, we are prohibited from purchasing any of our units, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other units.

     If actual operating results fail to meet our current expectations, as reflected in our current public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from utilizing the undrawn amounts currently available to us under our secured debt facility, except to repay or refinance maturing debt with similar priority in the capital structure, and may be prohibited from, among other things, incurring any additional indebtedness or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that they distribute currently at least 90% of their taxable income.

In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2004, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2004 and, accordingly, could pay no distributions on our common units.

     We currently anticipate that we will meet our financial covenant and incurrence tests under the RevPAR guidance provided by us at our first quarter earnings conference call on April 29, 2004. For the second quarter of 2004, we currently anticipate that our portfolio RevPAR will be 5% to 6% above the comparable period of the prior year. The RevPAR increase for the first 25 days of April 2004, compared to the same period in 2003, was approximately 7.3%. We currently anticipate that full year 2004 hotel portfolio RevPAR will increase approximately 4% to 5%. For 2004 we expect to make capital expenditures of $75 to $100 million, and we anticipate selling approximately $125 million in non-strategic hotels. We estimate that our net loss applicable to unitholders for 2004 will be in the range of $79 to $73 million or $1.27 to $1.17 per unit. FFO per unit, for the year 2004, is anticipated to be within the range of $0.89 to $0.98, and EBITDA is expected to be within the range of $257 to $263 million. Our FFO and EBITDA estimates include an $8 million gain expected on the sale of a 251-unit residential condominium development expected to be completed and sold in 2004 and $5 million in lease termination costs expensed in the first quarter of 2004. No other transaction gains or losses are included in these earnings estimates.

Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per unit data)

	Full Year 2004 Guidance
	Low Guidance		High Guidance
		Per Unit		Per Unit
	Dollars	Amount (a)	Dollars	Amount (a)
Net loss	$(45)		$(39)
Preferred distributions	(34)		(34)

Net loss applicable to unitholders	(79)	$(1.27)	(73)	$(1.17)
Lease termination costs	5		5
Depreciation	129		129

FFO	$55	$0.89	$61	$0.98

Net loss	$(45)		$(39)
Lease termination costs	5		5
Depreciation	129		129
Interest expense	166		166
Amortization expense	2		2

EBITDA	$257		$263

(a)	Assumed weighted average units are 62.3 million.

     Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2004, approximately 72% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity date. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The fair value of our fixed to variable interest rate swaps indicates the estimated amount that would have been received or paid by us had the swaps been terminated at the date presented.

Expected Maturity Date
at March 31, 2004
(dollars in thousands)

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$185,579	$24,521	$15,227	$258,793	$613,800	$776,114	$1,874,034	$1,993,920
Average interest rate	7.41%	7.67%	8.00%	7.47%	9.96%	8.54%	8.73%
Floating rate:
Debt	2,572	3,568	141,101	—	15,500	650	163,391	163,391
Average interest rate(a)	3.62%	3.59%	3.59%	—	4.00%	3.12%	3.65%
Interest rate swaps (fixed to floating)(b)
Notional amount	175,000	—	—	225,000	—	—	400,000	10,959
Pay rate(b)	4.37%	—	—	5.27%	—	—	4.90%
Receive rate	7.38%	—	—	7.45%	—	—	7.42%
Total debt	$188,151	$28,089	$156,328	$258,793	$629,300	$776,764	2,037,425
Average interest rate	4.56%	7.16%	4.05%	5.60%	9.71%	8.53%	7.82%
Net discount							(4,063)
Total debt							$2,033,362

(a)	The average floating rate of interest represents the implied forward rate in the yield curve at March 31, 2004.

(b)	The interest rate swaps decreased our interest expense by $2.8 million during the three months ended March 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information and disclosures regarding market risks applicable to us is incorporated herein by reference to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Quantitative and Qualitative Disclosures About Market Risks” contained elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal accounting officer who, in the absence of a chief financial officer, is acting as its principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and acting principal financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including FelCor’s chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (a) Changes in internal controls.

           Not applicable.

PART II. — OTHER INFORMATION

Item 5. Other Information

     On April 27, 2004, FelCor announced in a press release that Richard J. O’Brien, its Executive Vice President and Chief Financial Officer since 2001, had submitted his resignation. Mr. O’Brien left FelCor to pursue other opportunities as of April 23, 2004. FelCor has engaged a professional search firm to assist it in identifying potential candidates to fill the vacancy created by Mr. O’Brien’s resignation.

     In April 2004, the Compensation Committee of FelCor’s Board of Directors recommended, and its Board of Directors approved, effective January 1, 2004, the payment of cash compensation of $222,050 annually to its Chairman of the Board of Directors, in addition to the compensation he would otherwise receive as a director of FelCor. The additional compensation was granted in recognition of the increased responsibilities and commitments in time that Donald J. McNamara has undertaken in his role as the Chairman of the Board. The office of Chairman of the Board remains as a non-executive position, although in light of Mr. McNamara’s increased interaction with management, FelCor’s Board of Directors will no longer consider Mr. McNamara to be “independent” under the rules of the New York Stock Exchange.

Item 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1.4	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor Lodging Trust Incorporated’s (“FelCor”) Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.1.5	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

     (b) During the three months ended March 31, 2004, the Partnership did not file any Current Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware Limited Partnership

BY	FelCor Lodging Trust Incorporated
Its General Partner

By:	/s/ Lester C. Johnson

Lester C. Johnson
Senior Vice President and
Principal Accounting Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1.4	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor Lodging Trust Incorporated’s (“FelCor”) Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.1.5	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).