Form 10-K
period 2004-12-31
FelCor Lodging LP
filed 2005-03-03
CIK 1048789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 333-3959-01

FelCor Lodging Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware	75-2544994
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

545 E. John Carpenter Frwy., Suite 1300, Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)

(972) 444-4900

(Registrant’s telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

     Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No

     The aggregate market value of the voting and non-voting limited partnership interests held by non-affiliates of the registrant, at the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the 2005 Annual Meeting of Stockholders of FelCor Lodging Trust Incorporated, filed pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FELCOR LODGING LIMITED PARTNERSHIP

     This Annual Report on Form 10-K contains registered trademarks owned or licensed by companies other than us, including but not limited to Candlewood Suites®, Courtyard by Marriott®, Crowne Plaza®, Disneyland®, Doubletree®, Doubletree Guest Suites®, Embassy Suites Hotels®, Fairfield Inn®, Four Points® by Sheraton, Hampton Inn®, Harvey Hotel®, Harvey Suites®, Hilton®, Hilton Garden Inn®, Hilton Grand Vacations Company®, Hilton Suites®, Holiday Inn®, Holiday Inn & Suites®, Holiday Inn Express®, Holiday Inn Express & Suites®, Holiday Inn Select®, Homewood Suites® by Hilton, InterContinental®, Priority Club®, Sheraton®, Sheraton Suites®, St. Regis®, Staybridge Suites®, The Luxury Collection®, W®, Walt Disney World®, Worlds of Fun® and Westin®.

PART I

Item 1. Business

     At December 31, 2004, FelCor Lodging Limited Partnership and our subsidiaries, or FelCor LP, held ownership interests in 149 hotels with approximately 41,000 rooms and suites. The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated, or FelCor, a Maryland corporation and the nation’s second largest public lodging real estate investment trust, or REIT, based on total assets and number of hotels owned. All of FelCor’s operations are conducted solely through FelCor LP and at December 31, 2004, FelCor owned a greater than 95% partnership interest in FelCor LP. When used in this Annual Report on Form 10-K, “we” and “our” refer to FelCor LP and its consolidated subsidiaries, unless otherwise indicated.

     At December 31, 2004, we owned a 100% interest in 112 hotels, a 90% or greater interest in entities owing seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and a 50% interest in entities owning 20 hotels. As the result of our ownership interests in the operating lessees of 144 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 143 of the 144 consolidated hotels were included in continuing operations at December 31, 2004. The remaining one hotel was subject to a firm sale contract at December 31, 2004, and its operations were included in discontinued operations. The operating revenues and expenses of the remaining five hotels were reported on the equity method.

     Our hotels included in continuing operations are located in the United States (31 states) and Canada, with concentrations in Texas (31 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). We own the largest number of Embassy Suites Hotels, Crowne Plaza and independently owned Doubletree-branded hotels. At December 31, 2004, we had 19 hotels that had been identified as non-strategic assets to be sold, one of which was subject to a firm sale contract and was classified as “held for sale.”

     Our business is conducted in one reportable segment, which is hospitality. During 2004, we derived 98% of our revenues from hotels located within the United States and the balance from our Canadian hotels.

     We seek to increase operating cash flow through aggressive asset management and the competitive positioning of our hotels, to maintain a sound and flexible capital structure, and to reposition our portfolio through the sale of non-strategic hotels and investment in newer, higher quality hotels in major urban and resort markets with greater growth potential. The hotels in which we may invest are expected to be affiliated with, or to benefit from affiliation with, one of the premium brands available to us through our strategic brand owner and manager relationships with Hilton Hotels Corporation, or Hilton, InterContinental Hotels Group, or IHG, and Starwood Hotels & Resorts Worldwide Inc., or Starwood.

     At December 31, 2004, we had an aggregate of 62,605,439 redeemable and common units of FelCor LP limited partnership interest outstanding.

     Additional information relating to our hotels and our business, including the charters of FelCor’s corporate governance and nominating committee, compensation committee and audit committee; its corporate governance guidelines; and its code of business conduct and ethics can be found on FelCor’s website at www.felcor.com. Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

Developments During 2004

     We completed 2004 with a 4.9% increase in our hotel revenue per available room, or RevPAR, compared to 2003, in contrast to the unprecedented consecutive three year decline in RevPAR that we had experienced prior to 2004. The fundamentals of the lodging industry appear to be in the early stages of a recovery, as evidenced by the national trend of increased RevPAR and increases in average daily room rates, or ADR, which are beginning to represent a major portion of the increase in RevPAR. The increase in ADR generally results in increases in hotel operating margins, which we also saw during the last two quarters of 2004.

     During 2004, we reduced our debt outstanding and significantly reduced our weighted average cost of debt through the following capital transactions and use of cash on hand:

•	We completed the early retirement of $775 million in senior notes:

o	$600 million of senior notes maturing in 2008; and

o	$175 million of senior notes maturing in 2004;

•	We issued $290 million of floating rate senior notes;

•	We issued $234 million in mortgage debt; and

•	We issued $160 million of convertible preferred units.

     Of the hotels previously identified for sale, we sold 17 during 2004 for gross proceeds of $157 million and terminated the lease on one hotel at a cost of $5 million. At December 31, 2004, we had one hotel designated as “held for sale,” which subsequently was sold in January 2005, for $1 million, leaving 18 hotels that had been identified for sale, substantially all of which are expected to be sold over the next 18 months for anticipated gross proceeds of approximately $155 million.

     For 2004, we paid preferred distributions of $1.95 per unit on our Series A preferred units and preferred distributions of $2.25 per depository unit on our Series B preferred units. No distributions were paid on our common units during 2004.

Recent Developments

     During the first quarter of 2005, one of the 18 hotels previously identified for sale was placed under a firm sale contract with a non-refundable deposit. We currently expect this sale to close in the late first or early second quarter, generating gross proceeds of approximately $38 million.

The Industry

     After three consecutive years of declining or flat RevPAR, the industry finally experienced the long awaited turn-around in 2004. Industry RevPAR grew 7.8% in 2004 according to Smith Travel Research, or STR. Demand for U.S. hotel rooms increased by 4.6% in 2004. The improvement in demand was driven by the return of the business traveler and the continuing strength of the leisure market. In 2004, the average number of rooms sold on Wednesdays, the peak day for business demand, increased by more than 210,000 rooms, compared to 2003, and represented an increase over the same measure in 2000.

     Supply growth, one of the most critical factors in the health of the lodging industry, continues to be held in check. Over the past seven years, supply growth has steadily declined from 3.9% in 1998 to 1.0% in 2004 according to STR. This level of growth is the lowest since 1993 and is well below the historical 15-year average supply growth of 2.6% per year.

     With demand growing and supply stable, hotel operators were able to increase prices in 2004. According to STR, the industry’s ADR increased 4.0%, as compared to declining rates in 2001 and 2002 and flat rates in 2003. ADR growth contributed 51% of the industry’s growth in RevPAR in 2004. This newfound pricing power contributed to the industry’s 29.9% growth in profits to $16.6 billion during 2004, according to a January 18, 2005, press release by PricewaterhouseCoopers, or PwC.

     A number of sources predict that the recovery in the lodging industry will continue during 2005. The U.S. economy’s recovery, the re-emergence of the corporate business traveler and the limited new supply growth allow us to look optimistically towards the future. Macroeconomic Advisers forecasts Real GDP (GDP adjusted for inflation) growth to be 3.7% in 2005 and 3.9% in 2006. However, the road to recovery varies significantly across the country, with each market having its own dynamics between demand and supply.

     STR classifies hotel chains into seven distinct categories: Luxury, Upper Upscale, Upscale, Midscale with Food & Beverage, Midscale without Food & Beverage, Economy and Independent. Our hotels are principally in the following categories: Upper Upscale (including Doubletree Guest Suites, Doubletree, Embassy Suites Hotels, Sheraton and Westin hotels); Upscale (including Crowne Plaza and Courtyard); and Midscale With Food & Beverage (including Holiday Inn and Holiday Inn Select hotels). Our hotels in these categories generated 99% of our 2004 earnings before interest, taxes, depreciation and amortization, or EBITDA. Our Upper Upscale all-suite hotels accounted for more than 59% of our EBITDA in 2004.

     STR also categorizes hotels based upon their relative market positions, as measured by ADR, as Luxury, Upscale, Midprice, Economy and Budget. The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for our hotels, as well as all Upscale U.S. hotels, all Midprice U.S. hotels and all U.S. hotels, as reported by STR, for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000	1999
Number of FelCor LP Hotels	142	159	183	183	186	188
Occupancy:
FelCor hotels (1)	65.5%	62.4%	62.1%	63.9%	70.4%	68.2%
All Upscale U.S. hotels (2)	63.0	60.8	60.8	60.8	64.0	63.9
All Midprice U.S. hotels (3)	59.4	57.2	56.8	57.8	61.1	61.0
All U.S. hotels	61.3	59.2	59.0	59.7	63.3	62.8
ADR:
FelCor hotels (1)	$99.07	$94.92	$96.84	$102.18	$104.42	$100.72
All Upscale U.S. hotels (2)	94.05	90.55	90.47	91.87	93.01	88.87
All Midprice U.S. hotels (3)	69.81	67.54	67.96	69.76	70.23	67.32
All U.S. hotels	86.20	82.92	82.83	84.10	85.33	80.97
RevPAR:
FelCor hotels (1)	$64.91	$59.19	$60.16	$65.34	$73.73	$68.93
All Upscale U.S. hotels (2)	59.26	55.06	55.02	55.87	59.54	56.82
All Midprice U.S. hotels (3)	41.47	38.60	38.58	40.30	42.93	41.04
All U.S. hotels	52.88	49.07	48.87	50.24	54.00	50.88

(1)	Information is historical, including periods prior to ownership by FelCor LP.

(2)	This category includes hotels in the “upscale price level,” defined as hotels with ADRs in the 70th to 85th percentiles in their respective markets.

(3)	This category includes hotels in the “midprice level,” defined as hotels with ADRs in the 40th to 70th percentiles in their respective markets.

Business Strategy

     We have identified three long-term strategic objectives: growth in our earnings; improvement in our return on invested capital; and a reduction in our overall financial leverage. In order to achieve these strategic objectives, our business strategy is to: dispose of non-strategic hotels; acquire hotels that meet our refined investment strategy; improve the competitive positioning of our core hotels through aggressive asset management and the judicious application of capital; and pay down debt through a combination of operational cash flow, the sale of non-strategic hotels and, if appropriate, other capital transactions. We continue to examine our portfolio to address market supply and concentration of risk issued. Additionally, we are considering external growth, through acquisition of hotels, that does three things: increases long-term partnership value, improves the quality of our portfolio and improves both our market distribution and future EBITDA growth.

  Sale of Non-Strategic Hotels

     In 2003, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio, as a result of which we decided to sell certain under-performing smaller hotels in secondary and tertiary markets, markets with high supply growth, and markets in which we had an undesirable concentration, such as Dallas. We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon changing market conditions and other factors.

     During 2004, we sold 17 of the non-strategic hotels previously identified for sale, terminated the lease on one hotel, had one hotel under a firm contract of sale with a non-refundable deposit (which was classified as “held for sale” and included in our discontinued operations), leaving 18 non-strategic hotels remaining to be sold at year end, substantially all of which are expected to be sold over the next 18 months. The 17 hotels sold in 2004, had 4,335 rooms and were sold for aggregate gross proceeds of $157 million. We expect the aggregate gross sale proceeds from the 18 remaining non-strategic hotels previously identified for sale to be approximately $155 million. The composition, by brand, of the 18 hotels identified for sale at December 31, 2004, is as follows: Holiday Inn-branded (11 hotels); Embassy Suites (three hotels); Doubletree-branded (two hotels); Hampton Inn (one hotel); and Independent (one hotel).

     During the first quarter of 2005, one of the 18 hotels previously identified for sale was placed under a firm sale contract with a non-refundable deposit. We currently expect this sale to close in the late first or early second quarter, generating gross proceeds of approximately $38 million.

     Under the management agreement entered into with IHG in July 2001, we were obligated to reinvest the net proceeds from the sale of any IHG managed hotel in other IHG managed hotels or pay substantial liquidated damages to IHG. This potential exposure to liquidated damages made it impractical to sell certain hotels and use the proceeds to pay down debt. In September 2003, we completed an amendment to the IHG management agreement covering 78 of our hotels, pursuant to which we extended the term of the management contracts on 27 hotels from 2013 to 2018 and, in exchange, we received from IHG a liquidated damage credit of $25 million to apply to the satisfaction of liquidated damages otherwise payable to IHG upon the sale of certain IHG managed hotels where the proceeds of sale were applied to the reduction of our debt rather than to reinvestment in IHG managed hotels. At the end of December 2004, we had utilized all of the $25 million liquidated damages credit available to us. Following the full utilization of this credit, we were again required to reinvest the proceeds from the further sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial liquidated damages to IHG.

     At March 1, 2005, we had a reinvestment requirement of $17 million. If we do not fulfill this reinvestment obligation within 12 months of the date of sale, we will be required to pay liquidated damages to IHG aggregating $5.3 million. Thirteen of the 18 remaining hotels identified for sale are managed by IHG and subject to the reinvestment obligations in the event they are sold. We will incur additional reinvestment obligations of approximately $76 million if these hotels are sold at currently estimated prices or, if the proceeds of sale are not so reinvested, we will incur approximately $19 million in additional liquidated damages for which we would be liable to IHG.

     The 18 non-strategic hotels included in our continuing operations at December 31, 2004, represented 12% of the rooms in our hotel portfolio, but only 5% of our consolidated hotel operating profit in 2004. The 2004 operating margin for these 18 hotels averaged approximately 1,000 basis points below the remainder of our portfolio.

  Refined Investment Strategy

     We plan to focus our future acquisition efforts on higher quality hotels in markets with significant barriers to entry, such as central business districts and resort locations. Hotel brand and market segment will be secondary concerns when we are considering investment opportunities. We anticipate that this focus will lead to an increase in the number of our upper upscale properties, group and resort destination properties, and greater diversification of our portfolio by geographic location, brand, and customer base. In keeping with this strategy, in March 2004, we purchased the 132-room Santa Monica Holiday Inn. This hotel has a premier location across from the Santa Monica Pier and the Santa Monica beaches and will continue to be operated as a full service upscale hotel.

  Improving the Competitive Positioning of Our Hotels

     We seek to improve the competitive position of our hotels through aggressive asset management and the maintenance of strong relationships with our brand-owner managers. While REIT requirements prohibit us from directly managing our hotels, we work closely with our brand-owner managers to actively monitor and review hotel operations. We strongly urge our managers to implement best practices in expense management at our hotels, and we strive to influence brand strategy on marketing and revenue enhancement programs. Consistent with our commitment to position our hotels for the recovery in the lodging industry, we have continued making both revenue enhancing and maintenance capital improvements at our hotels. During 2004, we spent $102 million on capital expenditures, including our pro rata share of capital improvements made by our unconsolidated joint ventures. These capital expenditures included quality upgrades at 20 of our hotels. Additionally, in 2004, our repair and maintenance expense represented 5.7% of our hotel room revenue from continuing operations. We intend to focus our 2005 capital expenditures on those hotels with the potential to provide the highest return on investment.

  Paydown of Debt

     We are committed to pay down our debt, while maintaining short-term liquidity. In 2004, we reduced our debt by $270 million and lowered our average cost of debt from 7.8% to 7.4%. This was accomplished through the following capital transactions:

•	We completed the early retirement of $775 million in senior notes consisting of:

o	$600 million of senior notes maturing in 2008 that bore interest at 10%; and

o	$175 million of senior notes maturing in October 2004.

•	We issued $290 million of floating rate senior notes.

•	We issued $234 million in mortgage debt.

•	We issued $160 million of convertible preferred units.

     At December 31, 2004, we had cash balances of $119 million. Our cash balances included $28 million held under our hotel management agreements to meet our hotel minimum working capital requirements. We have no significant nonextendable debt maturities until 2007, when approximately $246 million in debt matures in excess of normal recurring principal payments. We will continue to seek opportunities to reduce our debt and our cost of capital on an economically sound basis.

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

•	Hilton Hotels Corporation (www.hiltonworldwide.com) is recognized internationally as a preeminent hospitality company. Hilton develops, owns, manages or franchises more than 2,200 hotels, resorts and vacation ownership properties, including approximately 353,000 rooms in the United States. Its portfolio includes many of the world’s best known and most highly regarded hotel brands, including Hilton, Hilton Garden Inn, Doubletree, Embassy Suites Hotels, Hampton Inn and Homewood Suites by Hilton, among others. Subsidiaries of Hilton managed 66 of our hotels at December 31, 2004. Hilton is a 50% partner in joint ventures with us in the ownership of 12 hotels and the development and management of residential luxury condominiums, and is the holder of a 10% equity interest in certain of our consolidated subsidiaries owning six hotels.

•	InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom is the world’s most global hotel company and the largest by number of rooms. IHG owns, manages, leases or franchises, through various subsidiaries, more than 3,500 hotels and 536,000 guest rooms in nearly 100 countries and territories around the world. IHG owns a portfolio of well recognized and respected hotel brands including InterContinental Hotels & Resorts, Crowne Plaza Hotels & Resorts, Holiday Inn, Holiday Inn Express, Holiday Inn Select, Staybridge Suites, Candlewood Suites, and also manages the world’s largest hotel loyalty program, Priority Club Rewards, with more than 23 million members worldwide. Building on more than 50 years of innovation, IHG has contributed to a wide-range of industry “firsts.” Among these innovations, IHG was the first hotel company to recognize and reward customer loyalty through a customer frequency program, Priority Club Rewards, and the first hotel company to receive reservations via the Internet. Subsidiaries of IHG managed 55 of our hotels at December 31, 2004, and also own approximately 17% of FelCor’s outstanding common stock.

•	Starwood Hotels & Resorts Worldwide, Inc. (www.starwoodhotels.com) is one of the leading hotel and leisure companies in the world with approximately 750 properties in 80 countries and 110,000 employees. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including: St. Regis, The Luxury Collection, Sheraton, Westin, Four Points by Sheraton

and W brands. Subsidiaries of Starwood managed 11 of our hotels at December 31, 2004. Starwood is a 40% joint venture partner with us in the ownership of two hotels and a 50% joint venture partner with us in the ownership of one hotel.

Competition

     The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties and competes for guests primarily with other full service and limited service hotels in its immediate vicinity and secondarily with other hotel properties in its geographic market. We believe that location, brand recognition, the quality of the hotel, the services provided, and price are the principal competitive factors affecting our hotels.

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

Tax Status

     FelCor elected to be taxed as a REIT under the federal income tax laws, commencing with its initial taxable year ended December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. In connection with FelCor’s election to be taxed as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. We expect to make distributions on our units sufficient to enable FelCor to meet its distribution obligations as a REIT. As a result of the passage of the REIT Modernization Act, in 2001 we acquired or terminated all of our hotel leases and contributed them to taxable REIT subsidiaries, or TRSs. These TRSs are subject to both federal and state income taxes. At December 31, 2004, our TRSs had a federal tax loss carry forward of $296 million.

Employees

     We have no employees. FelCor as our sole general partner performs our management functions. Mr. Thomas J. Corcoran, Jr., FelCor’s President and Chief Executive Officer, entered into an employment agreement with FelCor in 1994 that continues in effect until December 31, 2005, and automatically renews for successive one-year terms unless terminated by either party. FelCor’s executive officers, including Mr. Corcoran, have change in control contracts that renew annually. FelCor had 70 full-time employees at December 31, 2004.

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

Future terrorist activities and United States military involvement in the Middle East and elsewhere may result in reducing business and leisure travel, which would reduce our revenues.

     The terrorist attacks of September 11, 2001, caused a significant disruption in travel-related businesses in the United States. Consistent with the rest of the lodging industry, we experienced substantial declines in occupancy and ADR, due to a decline in both business and leisure travel in 2001 and the continued decline in business travel in 2002. In 2003, the continuing sluggish economy, the crisis in the Middle East, culminating in Operation Iraqi Freedom, continued United States military involvement in the Middle East and ongoing threats of terrorism acted to restrict travel and lodging demand. While the lodging industry experienced the beginnings of a recovery in 2004, another act of terrorism in the United States, protracted or expanded United States military involvement in the War on Terrorism, heightened “Threat Levels,” contractions in the airline industry, or increased security precautions making air travel more difficult could limit or delay any recovery, or result in further decreases, in travel and our revenues. We are unable to predict with certainty when or if travel and lodging demand will be fully restored to levels experienced prior to 2001. The factors described above, as well as other political or economic events, may limit or delay any recovery in the lodging industry, thereby extending the already lengthy period of uncertainty that has adversely affected the lodging industry, including us, as a result of reduced public travel.

Our financial leverage is high and is exacerbated by depressed operating cash flows.

     At December 31, 2004, our consolidated debt of $1.8 billion represented 56% of our total market capitalization. The decline in our revenues and cash flow from operations during 2001, 2002 and 2003, have resulted in a reduction of our public debt ratings and may limit our access to additional debt capital. Our senior unsecured public notes currently are rated B1 by Moody’s Investors Service, and B- by Standard & Poor’s, which are considered below investment grade. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to debt financing could adversely affect our ability to fund these activities and programs in the future.

     The economic slowdown, which began in early 2001 and which was accelerated by the terrorist attacks of September 11, 2001, resulted in consecutive declines in our RevPAR during 2001, 2002 and 2003, compared to the prior years. While we had a 4.9% increase in RevPAR in 2004, if RevPAR continues at current levels for a protracted period of time, or worsens, it could result in a continuation, or worsening, of our net losses and reduce our ability to pay distributions and service our debt.

     Our financial leverage could have important consequences. For example, it could:

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain additional financing;

•	increase our vulnerability to adverse economic and industry conditions, as well as to fluctuations in interest rates;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for capital expenditures, future business opportunities, the payment of distributions or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	place us at a competitive disadvantage, compared to our competitors that have less debt.

     We may be able to incur substantial debt in the future, which could increase the risk described above. Based upon our calculation of the limitations described below, assuming additional debt was borrowed at a 7% annual interest rate and invested in assets generating annual EBITDA equal to 7% of their cost, at December 31, 2004, we could have incurred approximately $900 million of additional indebtedness, all of which could have been secured indebtedness. In addition, we may be able to borrow up to the greater of $50 million or 1.5 times our consolidated EBITDA for the trailing four quarters under a line of credit and incur indebtedness to refinance or refund existing indebtedness, even if the incurrence tests described below are not satisfied.

We have restrictive debt covenants that could adversely affect our ability to finance our operations or engage in other business activities.

     The indentures governing our outstanding senior unsecured notes contain various restrictive covenants and incurrence tests, including, among others, provisions that can restrict our ability to:

•	incur any additional indebtedness if, after giving effect thereto, our consolidated indebtedness would exceed 60% of our adjusted total assets or our interest coverage ratio, as defined in the indentures, would be less than 2.0 to 1;

•	incur any additional secured indebtedness or subsidiary debt if, after giving effect thereto, our consolidated secured indebtedness and subsidiary debt exceeds 40% of our adjusted total assets;

•	make common and preferred distributions;

•	make investments;

•	engage in transactions with affiliates;

•	incur liens;

•	merge or consolidate with another person;

•	dispose of all or substantially all of our assets; and

•	permit limitations on the ability of our subsidiaries to make payments to us.

     These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.

     Under the terms of the indentures governing one of our outstanding senior notes, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indenture, exceeds 4.85 to 1. Because our debt-to-EBITDA ratio was greater than 4.85 to 1 during fiscal 2003 and 2004, we were restricted in making unit repurchases during such periods. Although our current debt-to-EBITDA ratio is slightly below that threshold, a decline in our EBITDA, or an increase in our debt could raise our ratio above the 4.85 to 1 threshold. Accordingly, we may again be prohibited from purchasing any of our partnership units, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other partnership units.

     If actual operating results were to be significantly below our current expectations, as reflected in our public guidance, or if interest rates increase significantly more than we expect, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from incurring additional indebtedness, except to repay or refinance maturing debt with debt of similar priority in the capital structure, and may be prohibited from, among other things, paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income.

     Our failure to timely satisfy any judgment or recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.

Future or existing relationships may result in certain of FelCor’s directors and officers having interests that conflict with ours.

     Adverse tax consequences to affiliates upon a sale of certain hotels. Thomas J. Corcoran, Jr., FelCor’s President and Chief Executive Officer and a director of FelCor, and Robert A. Mathewson, a director of FelCor, may incur additional tax liability if we sell our investments in six hotels that we acquired in July 1994 from partnerships in which they were investors. Consequently, our interests could differ from Messrs. Corcoran’s and Mathewson’s interests in the event that we consider a sale of any of these hotels. Decisions regarding a sale of any of these six hotels must be made by a majority of FelCor’s independent directors.

     Conflicts of interest. A director of FelCor who has a conflict of interest with respect to an issue presented to FelCor’s board will have no legal obligation to abstain from voting upon that issue. FelCor does not have provisions in its bylaws or charter that require an interested director to abstain from voting upon an issue, and it does not expect to add provisions in its charter and bylaws to this effect. Although each director of FelCor has a fiduciary duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director’s participation in the meeting and discussion of an issue in which he has, or companies with which he is associated have, an interest could influence the votes of other directors regarding the issue.

We are subject to the risks inherent in the hospitality industry.

     The economic slowdown that began in 2001 has had a significant adverse effect on our RevPAR performance and results of operations. Unless the current economic recovery continues, the effects on our financial condition could be material. We experienced declines in RevPAR, beginning in March 2001 through 2003. A sharp reduction in business travel was the primary cause of the RevPAR decline. The decreased occupancies led to declines in room rates, as hotels competed more aggressively for guests. Both of these factors have had a significant adverse effect on our RevPAR, operating margins and results of operations. Primarily as a result of the concentration of our hotels in certain markets, the RevPAR performance of our hotels has been below the national average. The following table reflects the RevPAR changes experienced by our hotels, as a group on a same-store basis, compared to all U.S. hotels, as a group, for the past three calendar years.

	Change in RevPAR
	Year Ended December 31,
	2004	2003	2002
All FelCor LP hotels	+4.9%	–4.0%	–7.6%
All U.S. hotels	+7.8%	+0.4%	–2.7%

     If the current economic recovery stalls, or if the lodging industry fails to benefit from the recovery for a protracted period of time, or if the markets in which we have significant concentrations should fail to participate in any recovery in the industry, our results of operations and financial condition could deteriorate.

     Investing in hotel assets involves special risks. We have invested in hotel-related assets, and our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

•	competition from other hotels;

•	construction of more hotel rooms in a particular area than needed to meet demand;

•	the current high cost of, and any further increases in, fuel costs and other travel expenses, inconveniences and other events that reduce business and leisure travel;

•	adverse effects of declines in general and local economic activity;

•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

     We could face increased competition. Each of our hotels competes with other hotels in its geographic area. A number of additional hotel rooms have been, or may be, built in a number of the geographic areas in which our hotels are located, which could adversely affect both occupancy and rates in the markets in which our hotels are located. A significant increase in the supply of Midprice, Upscale and Upper Upscale hotel rooms and suites, if demand fails to increase at least proportionately, could have a severe adverse effect on our business, financial condition and results of operations.

     We face reduced coverages and increased costs of insurance. In an effort to keep our cost of insurance within reasonable limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. Our terrorism insurance policies have both per occurrence and aggregate limits of $52.5 million with regard to 77 hotels and $75 million with regard to 16 hotels. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 79 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible. Our property insurance has a $100,000 all risk deductible, a deductible of 2% of insured value for named windstorm coverage and a deductible of 5% of insured value for California earthquake coverage. Should uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results, cash flows and financial condition.

     We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2004, approximately 58% of our hotel rooms were located in, and 50% of our 2004 hotel operating profits were generated from, four states: California, Florida, Georgia and Texas. Additionally, at December 31, 2004, we had concentrations in three major metropolitan areas, Atlanta, the Los Angeles area and Dallas, which together represented approximately 19% of our hotel operating profits for the year ended December 31, 2004. Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas will have a greater adverse effect on us than on the industry as a whole.

     We had 18 hotels at December 31, 2004, that we intend to sell within 18 months. We may be unable to sell these hotels at acceptable prices, or at all, within the proposed time frame. If we are unable to sell these hotels at anticipated prices, we may realize additional losses upon sale. Even if we are successful in selling these hotels as contemplated, if we fail to reinvest the net proceeds in a manner that will generate returns equal to, or better than, the hotels sold, our results of operations will be adversely affected.

     The sale of IHG managed hotels could result in reinvestment requirements or liquidated damages. In September 2003, we completed an amendment to the IHG management agreement covering 78 of our hotels, pursuant to which we extended the term of the management contracts on 27 hotels from 2013 to 2018 and, in exchange, we received from IHG a liquidated damage credit of $25 million to apply to the satisfaction of liquidated damages otherwise payable to IHG upon the sale of certain IHG managed hotels. We agreed that the proceeds of hotel sales for which the credit was utilized would be applied to the reduction of our debt. In the fourth quarter of 2004, we utilized the remaining balance of the $25 million liquidated damages credit available to us. As a result of the full utilization of this credit, we are again required to reinvest the proceeds from the further sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial termination fees. Termination fees, stated in terms of liquidated damages for the termination of the management agreement, vary by hotel, depending upon the remaining term of the applicable management agreement, and are based upon a multiple of the trailing 12 months’ management fees paid to IHG. The multiples for 2005, range from 6.0 to 8.7 times the past year’s management fees and decline annually through the term of the agreement. No termination fee or liquidated damages will be incurred by us if we timely reinvest the net proceeds from the sale of an IHG managed hotel in an approved substitute hotel to be managed by IHG under the master management agreement. As of March 1, 2005, we had an unsatisfied reinvestment obligation of $17 million. If we do not fulfill this reinvestment obligation within 12 months of the date of sale, we will be required to pay liquidated damages to IHG aggregating $5.3 million. Additionally, until the earlier of either our satisfaction of the reinvestment requirement, or the payment of liquidated damages, we are required to pay monthly termination fees of $57,000 (based on the hotels we have sold through March 1, 2005), which payments will be offset against any liquidated damages payable with respect to these properties. In addition, 13 of the 18 remaining hotels previously identified for sale are managed by IHG and subject to the reinvestment obligations in the event they are sold. We will incur additional reinvestment obligations of approximately $76 million if these hotels are sold at currently estimated prices or, if the proceeds of sale are not so reinvested, we will incur approximately $19 million in additional liquidated damages for which we would be liable to IHG.

     We are subject to possible adverse effects of franchise and license agreement requirements. Substantially all of our hotels are operated under existing franchise or license agreements with nationally recognized hotel brands. Each agreement requires that the licensed hotel be maintained and operated in accordance with specific standards and restrictions in order to maintain uniformity within the franchisor system. Compliance with these standards, and changes in these standards, could require us to incur significant expenses or capital expenditures, which could adversely affect our results of operations and ability to pay distributions to our unitholders and service on our indebtedness. In 2004, we were notified of certain unsatisfied demands relating to two hotels franchised by affiliates of Hilton and four hotels licensed by affiliates of IHG that we make certain capital improvements to those hotels or that the applicable franchise or license could be terminated. Capital improvement plans have been submitted to, and approved by, the brand owners for these hotels, with an aggregate estimated cost of $4 million. The work is in progress, or substantially completed, on each of these improvement plans. No assurance can be provided that we will be able to timely satisfy all of these capital requirements or that, if satisfied, additional requirements will not be imposed.

     If a franchise or license agreement terminates due to our failure to make required improvements, we may be liable to the brand manager or franchisor for a termination payment. These termination payments vary by agreement and hotel, but are generally measured by a multiple of between three and 8.7 times the annual fees received by the franchisor or brand manager. The loss of a substantial number of brand licenses could have a material adverse effect on our business because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the brand manager or franchisor. Our franchise agreements also expire or terminate, subject to certain specified renewal rights, at various times. As a condition of the renewal or extension of the franchise agreements, the brand owner may require the payment of substantial fees and may require substantial capital improvements to be made to the hotels for which we would be responsible. During the next five years, the franchise or license agreements applicable in respect of 15 of our hotels are scheduled to expire in accordance with their terms.

     We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand.

     The following table reflects the operating profit from our consolidated portfolio of 143 hotels included in continuing operations as of December 31, 2004, generated by hotels operated under each of the indicated brands during the year ended December 31, 2004:

		% of 2004
		Hotel
		Operating
	Hotels	Profit
Embassy Suites Hotels	56	52%
Holiday Inn-branded hotels	39	21
Sheraton-branded hotels	10	10
Doubletree-branded hotels	10	6
Crowne Plaza hotels	12	5

     Should any of these brands suffer a significant decline in popularity with the traveling public, it could adversely affect our revenues and profitability.

     We are subject to the risks of hotel operations. Through our ownership of the lessees of our hotels, we are subject to the risk of fluctuating hotel operating expenses at our hotels, including, but not limited to:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	gas and electricity costs;

•	insurance costs, including health, general liability and workers compensation; and

•	other operating expenses.

     In addition, we are subject to the risks of a decline in operating margins, which occurs when hotel operating expenses increase disproportionately to revenues. These operating expenses and margins are within the control of our brand-owner managers, over which we have limited control, resulting in an increased risk of volatility in our results of operations.

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

Our ability to grow or sustain our business may be limited by our ability to attract debt or equity financing, and we may have difficulty accessing capital on attractive terms.

     We may not be able to fund future growth and operations solely from cash provided from operating activities because of recent declines in cash flows and our obligation to fund FelCor’s requirement to distribute at least 90% of our taxable income each year to maintain FelCor’s status as a REIT. Consequently, we may be forced to rely upon the proceeds of hotel sales or the availability of debt or equity capital to fund hotel acquisitions and necessary capital improvements, and we may be dependent upon our ability to attract debt financing from public or institutional lenders. The capital markets have been, and in the future may be, adversely affected by various events beyond our control, such as the United States’ military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies, such as Enron Corp. Similar events, such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future growth and operations, or to pay or refinance existing debt, at an acceptable cost, or at all.

We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements.

     We own, through our subsidiaries, interests in several real estate joint ventures with third parties. Joint ventures that are not consolidated into our financial statements owned a total of 20 hotels, in which we had an aggregate investment of $111 million at December 31, 2004. The operations of 15 of these hotels are included in our consolidated results of operations due to our majority ownership of the lessees of these hotels. None of FelCor’s directors or officers hold any interest in any of these ventures. Our joint venture partners are affiliates of Hilton, with respect to 12 hotels, affiliates of Starwood, with respect to one hotel, and private entities or individuals with respect to seven hotels. The ventures and hotels were subject to non-recourse mortgage loans aggregating $218 million at December 31, 2004.

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

     Our subsidiaries may not legally be able to control decisions being made regarding these ventures and their hotels. In addition, the hotels in a venture may perform at levels below expectations, resulting in the potential for insolvency of the venture unless the partners or members provide additional funds. In some ventures, the partners or members may elect to make additional capital contributions. We may be faced with the choice of losing our investment in a venture or investing additional capital in it with no guaranty of receiving a return on that investment.

     Interstate Hotels & Resorts, which is our partner in the ownership of eight hotels declined to make further capital contributions to the venture, beginning in 2004. In order to sustain this venture we made $3 million in advances in 2004, and an additional $1 million in 2005, with a priority in right (but no assurance) of return. We have received a request for additional funding of $2.5 million; however, we have determined that it is not in our best interest to continue funding the further cash shortfalls related to this venture, and have notified the lender to that effect. This venture, which we consolidate, currently has $49 million in non-recourse debt secured by the eight hotels owned by the venture. We have written down our investment in this venture below the current debt balance. We are considering our options with regard to this venture, one of which is to surrender the hotels to the lender.

As a REIT, FelCor is subject to specific tax laws and regulations, the violation of which could subject us to significant tax liabilities.

     The federal income tax laws governing REITs are complex. FelCor has operated, and intends to continue to operate, in a manner that is intended to enable it to qualify as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, FelCor cannot be certain that it has been, or will continue to be, successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT.

     Failure to make required distributions would subject FelCor to tax. Each year, a REIT must pay out to its stockholders at least 90% of its taxable income, other than any net capital gain. To the extent that FelCor satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed taxable income. In addition, FelCor will be subject to a 4% nondeductible tax if the actual amount it pays out to its stockholders in a calendar year is less than the minimum amount specified under federal tax laws. FelCor’s only source of funds to make such distributions comes from distributions from FelCor LP. Accordingly, we may be required to borrow money or sell assets to enable FelCor to pay out enough of its taxable income to satisfy the distribution requirements and to avoid corporate income tax and the 4% tax in a particular year.

     Failure to qualify as a REIT would subject FelCor to federal income tax. If FelCor fails to qualify as a REIT in any taxable year, it would be subject to federal income tax at regular corporate rates on its taxable income for any such taxable year for which the statute of limitations remains open. We might need to borrow money or sell hotels in order to distribute to FelCor the funds necessary to pay any such tax. If FelCor ceases to be a REIT, it no longer would be required to distribute most of its taxable income to its stockholders. Unless FelCor’s failure to qualify as a REIT was excused under federal income tax laws, it could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

     A sale of assets acquired from Bristol Hotel Company, or Bristol, within ten years after the merger may result in FelCor incurring corporate income tax. If we sell any asset acquired from Bristol within ten years after our 1998 merger with Bristol, and FelCor recognizes a taxable gain on the sale, it will be taxed at the highest corporate rate on an amount equal to the lesser of:

•	the amount of gain recognized at the time of the sale; or

•	the amount of gain that FelCor would have recognized if we had sold the asset at the time of the Bristol merger for its then fair market value.

     The sales of Bristol hotels that have been made to date have not resulted in any material amount of tax liability to FelCor. If we are successful in selling the hotels that we have designated as sale hotels, the majority of which are Bristol hotels, FelCor could incur corporate income tax with respect to the related built-in gain.

Departure of FelCor’s key personnel, including Mr. Corcoran, would deprive us of the institutional knowledge, expertise and leadership they provide.

     FelCor’s management includes four senior-level executive positions, including the President and Chief Executive Officer, currently Mr. Corcoran, and three Executive Vice Presidents. The persons in these positions generally possess institutional knowledge about our organization or the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations. The loss of any of FelCor’s senior executive officers could adversely affect our ability to execute our business strategy.

We are subject to the risks of real estate ownership, which could increase our costs of operations.

     General Risks. Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

•	adverse changes in general or local economic or real estate market conditions;

•	changes in zoning laws;

•	increases in supply or competition;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in assessed valuation and real estate tax rates;

•	increases in the cost of property insurance;

•	recent and future increases in the cost of wood, steel, concrete and other building materials, which increase the cost of renovations, expansions and new construction;

•	costly governmental regulations and fiscal policies;

•	the potential for uninsured or underinsured property losses;

•	the potential that we are unable to meet all requirements under the Americans with Disabilities Act;

•	the impact of environmental laws and regulations; and

•	other circumstances beyond our control.

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

     Compliance with the Americans with Disabilities Act may adversely affect our financial condition. Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We believe that our hotels substantially comply with the requirements of the Americans with Disabilities Act and other applicable laws. However, a determination that the hotels are not in compliance with these laws could result in liability for both governmental fines and payments to private parties. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the Americans with Disabilities Act and other similar laws, it could adversely affect our ability to make distributions to our unitholders and to pay our obligations.

FelCor’s charter contains limitations on ownership and transfer of shares of its stock that could adversely affect attempted transfers of FelCor’s capital stock.

     To maintain FelCor’s status as a REIT, no more than 50% in value of its outstanding stock may be owned, actually or constructively, under the applicable tax rules, by five or fewer persons during the last half of any taxable year. FelCor’s charter prohibits, subject to some exceptions, any person from owning more than 9.9%, as determined in accordance with the Internal Revenue Code and the Exchange Act, of the number of outstanding shares of any class of its stock. FelCor’s charter also prohibits any transfer of its stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in its failure to qualify as a REIT. Any attempted transfer of shares in violation of the charter prohibitions will be void, and the intended transferee will not acquire any right in those shares. FelCor has the right to take any lawful action that it believes is necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve its status as a REIT, including refusing to recognize any transfer of stock in violation of its charter.

Some provisions in FelCor’s charter and bylaws and Maryland law make a takeover of FelCor more difficult.

     Ownership Limit. The ownership and transfer restrictions of FelCor’s charter may have the effect of discouraging or preventing a third party from attempting to gain control of it without the approval of FelCor’s board of directors. Accordingly, it is less likely that a change in control, even if beneficial to our partners, could be effected without the approval of FelCor’s board.

     Staggered Board. FelCor’s board of directors is divided into three classes. Directors in each class are elected for terms of three years. As a result, the ability of stockholders to effect a change in control of FelCor through the election of new directors is limited by the inability of stockholders to elect a majority of its board at any particular meeting.

     Authority to Issue Additional Shares. Under FelCor’s charter, its board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by FelCor’s board that may delay or prevent a change in control of FelCor, even if the change is in the best interests of our partners. As of December 31, 2004, FelCor had outstanding 12,880,475 shares of its Series A preferred stock and 67,758 shares, represented by 6,775,800 depositary shares, of its Series B preferred stock. FelCor has contributed the proceeds of all of its preferred stock to us in exchange for preferred units. The preference on these units is the same as FelCor’s preferred stock.

     Maryland Takeover Statutes. As a Maryland corporation, FelCor is subject to various provisions under the Maryland General Corporation Law, including the Maryland Business Combination Act, that may have the effect of delaying or preventing a transaction or a change in control that might involve a premium price for the stock or otherwise be in the best interests of our partners. Under the Maryland business combination statute, some “business combinations,” including some issuances of equity securities, between a Maryland corporation and an “interested stockholder,” which is any person who beneficially owns 10% or more of the voting power of the corporation’s shares, or an affiliate of that stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Any of these business combinations must be approved by a stockholder vote meeting two separate super majority requirements, unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the statute, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. IHG is an interested stockholder of FelCor. FelCor’s charter currently provides that the Maryland Control Share Acquisition Act will not apply to any of its existing or future stock. That statute may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. To the extent these or other laws are applicable to FelCor or us, they may have the effect of delaying or preventing a change in control of FelCor even though beneficial to our partners.

Item 2. Properties

     We own a diversified portfolio of nationally branded, upscale and full-service hotels managed principally by the brand owners, which are Hilton, IHG, and Starwood. We are competitively positioned, with a strong management team, brand manager alliances, diversified upscale and full-service hotels, and value creation expertise.

     We consider our hotels, generally, to be high quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The hotels generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities. Our hotels included in continuing operations, are located in 31 states and Canada, and are situated primarily in major markets near airport, suburban or downtown areas. The following tables illustrate the distribution of our 143 consolidated hotels included in continuing operations at December 31, 2004.

			% of	% of 2004 Hotel
Top Markets	Hotels	Rooms	Total Rooms	Operating Profit(b)
Atlanta	12	3,514	9%	9%
Dallas	13	3,789	9	5
Los Angeles Area	6	1,492	4	5
Boca Raton/Ft. Lauderdale	4	1,118	3	4
New Orleans	2	746	2	4
Orlando	6	2,219	6	4
San Francisco Bay Area	8	2,690	7	3
Minneapolis	4	955	2	3
San Diego	1	600	2	3
Phoenix	4	1,016	3	3
Houston	8	1,969	5	3
Chicago	4	1,239	3	3
Philadelphia	3	1,174	3	3

			% of	% of 2004 Hotel
Top Four States	Hotels	Rooms	Total Rooms	Operating Profit
California	19	5,593	14%	15%
Texas	31	8,284	21	14
Florida	16	5,343	13	11
Georgia	14	3,868	10	10

			% of	% of 2004 Hotel
Location	Hotels	Rooms	Total Rooms	Operating Profit
Suburban	63	15,671	39%	40%
Urban	37	11,338	29	28
Airport	28	8,509	21	21
Resort	13	4,044	10	11
Interstate	2	418	1	0

			% of	% of 2004 Hotel
Segment	Hotels	Rooms	Total Rooms	Operating Profit
Upscale all-suite	69	17,145	43%	59%
Full service	40	13,004	32	22
Upscale	25	8,263	21	18
Limited service	9	1,568	4	1

			% of	% of 2004 Hotel
	Hotels	Rooms	Total Rooms	Operating Profit
Core Hotels	125	35,256	88%	95%
Sale Hotels(a)	18	4,724	12	5

(a)	Excludes one hotel that met held for sale accounting requirements, and was included in discontinued operations at December 31, 2004.

(b)	A detailed description and computation of Hotel Operating Profit is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

     Our hotels have an average of approximately 275 rooms, with six hotels having 500 or more rooms. Although obsolescence arising from age and condition of facilities can adversely affect our hotels, we have invested in excess of $600 million, in the aggregate, during the past six years to upgrade, renovate and/or redevelop our hotels to enhance or maintain their competitive position. We are committed to maintaining the high standards of our hotels. In 2004, we spent $102 million on capital expenditures, including our pro rata share of unconsolidated joint venture capital expenditures of $6 million, and spent 5.7% of our consolidated room revenue on maintenance and repair expense.

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

	Brand Distribution
			% of	% of 2004 Hotel
Brand	Hotels	Rooms	Total Rooms	Operating Profit
Embassy Suites Hotels	56	14,279	36%	52%
Holiday Inn-branded hotels	39	12,769	32	21
Sheraton-branded hotels	10	3,269	8	10
Doubletree-branded hotels	10	2,206	6	6
Crowne Plaza hotels	12	4,025	10	5
Other	16	3,432	8	6

Hotel Operating Statistics

     The following tables set forth historical occupied rooms, or Occupancy, ADR and RevPAR at December 31, 2004 and 2003, and the percentage changes therein between the periods presented for our consolidated hotels included in continuing operations (excluding Holiday Inn Cocoa Beach, which was closed during the fourth quarter of 2004 because of hurricane damage):

Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2004	2003	% Variance
Embassy Suites Hotels	69.5	67.3	3.1
Holiday Inn-branded hotels	64.7	62.9	2.9
Sheraton-branded hotels	63.1	59.8	5.5
Crowne Plaza hotels	63.4	60.5	4.9
Doubletree-branded hotels	66.0	65.9	0.1
Other hotels	56.5	55.9	1.0
Total hotels	65.5	63.6	3.1

	ADR ($)
	Year Ended December 31,
	2004	2003	% Variance
Embassy Suites Hotels	117.49	115.85	1.4
Holiday Inn-branded hotels	81.06	80.20	1.1
Sheraton-branded hotels	98.33	94.53	4.0
Crowne Plaza hotels	93.83	93.50	0.4
Doubletree-branded hotels	103.79	100.07	3.7
Other hotels	82.68	79.71	3.7
Total hotels	99.07	97.38	1.7

	RevPAR ($)
	Year Ended December 31,
	2004	2003	% Variance
Embassy Suites Hotels	81.61	78.02	4.6
Holiday Inn-branded hotels	52.45	50.42	4.0
Sheraton-branded hotels	62.08	56.57	9.7
Crowne Plaza hotels	59.53	56.55	5.3
Doubletree-branded hotels	68.50	65.98	3.8
Other hotels	46.70	44.58	4.8
Total hotels	64.91	61.89	4.9

Operating Statistics for Our Top Markets

	Occupancy (%)
	Year Ended December 31,
	2004	2003	% Variance
Atlanta	67.2	64.6	4.1
Dallas	48.8	47.0	3.9
Los Angeles Area	68.7	69.8	(1.5)
Boca Raton/Ft. Lauderdale	79.0	73.5	7.5
New Orleans	66.3	65.8	0.7
San Francisco Bay Area	65.3	64.2	1.6
Orlando	76.1	68.8	10.7
Minneapolis	68.0	65.2	4.2
San Diego	80.9	79.9	1.3
Phoenix	66.2	65.9	0.3
Houston	65.5	65.3	0.3
Chicago	69.7	67.6	3.2
Philadelphia	68.0	61.8	10.1

	ADR ($)
	Year Ended December 31,
	2004	2003	% Variance
Atlanta	86.68	85.26	1.7
Dallas	89.77	87.74	2.3
Los Angeles Area	110.30	102.32	7.8
Boca Raton/Ft. Lauderdale	115.01	113.65	1.2
New Orleans	136.96	133.17	2.9
San Francisco Bay Area	112.44	112.34	0.1
Orlando	77.32	74.68	3.5
Minneapolis	125.48	122.82	2.2
San Diego	120.16	116.95	2.7
Phoenix	105.43	98.98	6.5
Houston	69.32	69.92	(0.9)
Chicago	106.44	109.36	(2.7)
Philadelphia	105.99	105.96	0.0

	RevPAR ($)
	Year Ended December 31,
	2004	2003	% Variance
Atlanta	58.28	55.08	5.8
Dallas	43.81	41.23	6.3
Los Angeles Area	75.83	71.42	6.2
Boca Raton/Ft. Lauderdale	90.90	83.58	8.8
New Orleans	90.78	87.66	3.6
San Francisco Bay Area	73.39	72.18	1.7
Orlando	58.85	51.35	14.6
Minneapolis	85.30	80.14	6.4
San Diego	97.26	93.41	4.1
Phoenix	69.76	65.28	6.9
Houston	45.40	45.64	(0.5)
Chicago	74.22	73.88	0.5
Philadelphia	72.07	65.43	10.1

     Embassy Suites Hotels

     Embassy Suites Hotels are upscale, full-service, all-suite hotels that cater to both business travelers and leisure guests. Part of the Hilton family of hotels, each Embassy Suites Hotel features convenient, value-added guest services and amenities including:

•	spacious two-room suites featuring a separate living area, private bedroom and a mini-kitchen;

•	two remote-controlled televisions, two telephones with voice mail and data ports, iron and ironing board, refrigerator, microwave oven, wet bar, and coffee maker in every suite;

•	complimentary, full cooked-to-order breakfast every morning;

•	complimentary beverages at two-hour Managers’ Receptions each evening, subject to local laws and regulations, in an atrium environment; and

•	business centers equipped with fax and copy machines.

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

Holiday Inn Branded Hotels

     The Holiday Inn brand is one of the most widely recognized lodging brands in the world, with more than 1,500 properties worldwide. The brand offers today’s travelers dependability, friendly service and modern, attractive facilities at an excellent value. Holiday Inn hotels offer guests dependable services and amenities for both business and leisure travelers. Guests enjoy amenities such as restaurants and room service, relaxing lounges, swimming pools and fitness centers. Properties also feature guest rooms equipped with coffee makers, hair dryers and irons. Holiday Inn hotels also offer 24-hour business services and meeting facilities.

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

     With more than approximately 1,500 properties worldwide, Holiday Inn Express, is the mid-priced hotel for value-oriented travelers. Guests receive a complimentary breakfast bar, free local phone calls and free high speed internet access, among other amenities.

Crowne Plaza Hotels

     Crowne Plaza hotels is the ideal hotel choice for small- to mid-sized business meetings and offers personalized service and one point of contact for hassle-free, successful meetings as “The Place To Meet.” Crowne Plaza hotels provide comfortably appointed guest rooms, upscale dining, quality fitness facilities, concierge services and full-service meeting rooms. With more than 200 hotels and 59,000 guest rooms in over 40 countries, Crowne Plaza hotels are located in major urban centers, gateway cities and resort destinations worldwide.

Sheraton and Sheraton Suites

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

Other Hotels

     As of December 31, 2004, 16 of our hotels were operated under brands other than described above, as follows:

•	Fairfield by Marriott (5 hotels);

•	Hampton Inn (3 hotels);

•	Courtyard by Marriott (2 hotels);

•	Harvey Suites (1 hotel);

•	Hilton Hotel (1 hotel);

•	Hilton Suites (1 hotel);

•	Staybridge Suites (1 hotel);

•	Westin (1 hotel); and

•	Independent (1 hotel).

Hotel Portfolio

     The following table sets forth certain descriptive information regarding the 149 hotels in which we owned an interest at December 31, 2004:

Consolidated Continuing Operations	State	Rooms	% Owned(1)	Brand
Birmingham(2)	AL	242		Embassy Suites
Montgomery – East I-85(2)	AL	210		Holiday Inn
Phoenix – Biltmore(2)	AZ	232		Embassy Suites
Phoenix Crescent Hotel(2)	AZ	342		Sheraton
Phoenix Scottsdale/Downtown(b)	AZ	218	51%(b)	Fairfield Inn
Phoenix Tempe(2)	AZ	224		Embassy Suites
Dana Point – Doheny Beach	CA	195		Doubletree Guest Suites
Irvine – Orange County Airport (Newport Beach)	CA	335		Crowne Plaza
Los Angeles – Anaheim (Located near Disneyland Park)(2)	CA	222		Embassy Suites
Los Angeles – Covina/I-10(2)	CA	259	50%(a)	Embassy Suites
Los Angeles – El Segundo – International Airport – South	CA	349	97%(c)	Embassy Suites
Milpitas – Silicon Valley(2)	CA	266		Embassy Suites
Milpitas – San Jose-North (Milpitas – Silicon Valley)	CA	305		Crowne Plaza
Napa Valley(2)	CA	205		Embassy Suites
Oxnard – Mandalay Beach Resort & Conference Center(2)	CA	248		Embassy Suites
Palm Desert – Palm Desert Resort(2)	CA	198		Embassy Suites
Pleasanton (San Ramon Area)	CA	244		Crowne Plaza
San Diego – On the Bay	CA	600		Holiday Inn
San Francisco – Burlingame Airport	CA	340		Embassy Suites
San Francisco – South San Francisco Airport(2)	CA	312		Embassy Suites
San Francisco – Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco – Union Square	CA	403		Crowne Plaza
San Rafael – Marin County/Conference Center(2)	CA	235	50%(a)	Embassy Suites
Santa Barbara – Goleta(2)	CA	160		Holiday Inn
Santa Monica – Beach at the Pier	CA	132		Holiday Inn
Denver – Aurora(2)	CO	248	90%(a)	Doubletree
Stamford	CT	380		Holiday Inn Select
Wilmington(2)	DE	244	90%(a)	Doubletree
Boca Raton(2)	FL	263		Embassy Suites
Cocoa Beach – Oceanfront	FL	500		Holiday Inn
Deerfield Beach – Boca Raton/Deerfield Beach Resort(2)	FL	244		Embassy Suites
Ft. Lauderdale – 17th Street(2)	FL	358		Embassy Suites
Ft. Lauderdale – Cypress Creek(2)	FL	253		Sheraton Suites
Jacksonville – Baymeadows(2)	FL	277		Embassy Suites
Miami – International Airport(2)	FL	316		Embassy Suites
Miami – International Airport (LeJeune Center)	FL	304		Crowne Plaza
Orlando – International Airport(2)	FL	288		Holiday Inn Select
Orlando – International Drive – Resort(2)	FL	651		Holiday Inn
Orlando – International Drive South/Convention Center(2)	FL	244		Embassy Suites
Orlando– Nikki Bird (Maingate – Walt Disney World Area)	FL	530		Holiday Inn
Orlando– (North)	FL	277		Embassy Suites
Orlando – Walt Disney World Resort(2)	FL	229		Doubletree Guest Suites

Consolidated Continuing Operations	State	Rooms	% Owned(1)	Brand
Tampa – Busch Gardens	FL	406		Holiday Inn
Tampa– On Tampa Bay(2)	FL	203		Doubletree Guest Suites
Atlanta – Airport(2)	GA	378		Crowne Plaza
Atlanta – Airport(2)	GA	233		Embassy Suites
Atlanta – Airport-North(2)	GA	493		Holiday Inn
Atlanta – Buckhead(2)	GA	317		Embassy Suites
Atlanta – Downtown(2)	GA	211	51%(b)	Courtyard by Marriott
Atlanta – Downtown(2)	GA	242	51%(b)	Fairfield Inn
Atlanta – Galleria(2)	GA	278		Sheraton Suites
Atlanta – Gateway – Atlanta Airport	GA	395		Sheraton
Atlanta – Perimeter – Dunwoody(2)	GA	250		Holiday Inn Select
Atlanta – Perimeter Center(2)	GA	241	50%(b)	Embassy Suites
Atlanta – Powers Ferry(2)	GA	296		Crowne Plaza
Atlanta – South (I-75 & US 41)(2)	GA	180		Holiday Inn
Brunswick(2)	GA	130		Embassy Suites
Columbus – North (I-185 at Peachtree Mall)	GA	224		Holiday Inn
Davenport	IA	288		Holiday Inn
Chicago – The Allerton	IL	443		Crowne Plaza
Chicago – Lombard/Oak Brook(2)	IL	262	50%(a)	Embassy Suites
Chicago – Northshore/Deerfield (Northbrook)(2)	IL	237		Embassy Suites
Chicago O’Hare Airport(2)	IL	297		Sheraton Suites
Moline – Airport	IL	216		Holiday Inn
Moline – Airport Area	IL	110		Holiday Inn Express
Indianapolis – North(2)	IN	221	50%(e)	Embassy Suites
Kansas City – Overland Park(2)	KS	199	50%(a)	Embassy Suites
Lexington(2)	KY	155		Sheraton Suites
Lexington – Lexington Green(2)	KY	174		Hilton Suites
Baton Rouge(2)	LA	223		Embassy Suites
New Orleans(2)	LA	372		Embassy Suites
New Orleans – French Quarter(2)	LA	374		Holiday Inn
Boston – Government Center	MA	303		Holiday Inn Select
Boston – Marlborough(2)	MA	229		Embassy Suites
Baltimore – BWI Airport(2)	MD	251	90%(a)	Embassy Suites
Troy – North (Auburn Hills)(2)	MI	251	90%(a)	Embassy Suites
Bloomington(2)	MN	219		Embassy Suites
Minneapolis – Airport(2)	MN	310		Embassy Suites
Minneapolis – Downtown	MN	216		Embassy Suites
St. Paul – Downtown(2)	MN	210		Embassy Suites
Kansas City – NE I-435 North (At Worlds of Fun)(2)	MO	165		Holiday Inn
Kansas City – Plaza(2)	MO	266	50%(a)	Embassy Suites
St. Louis – Downtown	MO	297		Embassy Suites
Jackson – North	MS	222		Holiday Inn & Suites
Olive Branch Whispering Woods Hotel and Conference Center	MS	181		Independent
Charlotte(2)	NC	274	50%(e)	Embassy Suites
Charlotte SouthPark	NC	208		Doubletree Guest Suites
Raleigh(2)	NC	203		Doubletree Guest Suites
Raleigh – Crabtree(2)	NC	225	50%(a)	Embassy Suites
Omaha – Central	NE	187		Doubletree Guest Suites
Omaha – Central	NE	129		Hampton Inn
Omaha – Central (I-80)	NE	383		Holiday Inn
Omaha – Old Mill(2)	NE	223		Crowne Plaza
Parsippany(2)	NJ	274	50%(a)	Embassy Suites
Piscataway – Somerset(2)	NJ	224		Embassy Suites
Secaucus – Meadowlands(2)	NJ	261	50%(a)	Embassy Suites
Cleveland – Downtown	OH	268		Embassy Suites

Consolidated Continuing Operations	State	Rooms	% Owned(1)	Brand
Tulsa – I-44(2)	OK	244		Embassy Suites
Philadelphia – Center City	PA	445		Crowne Plaza
Philadelphia – Historic District(2)	PA	364		Holiday Inn
Philadelphia – Society Hill(2)	PA	365		Sheraton
Pittsburgh – At University Center (Oakland)(2)	PA	251		Holiday Inn Select
Charleston – Mills House (Historic Downtown)(2)	SC	214		Holiday Inn
Myrtle Beach – At Kingston Plantation	SC	255		Embassy Suites
Myrtle Beach Resort	SC	385		Hilton
Knoxville – Central At Papermill Road(2)	TN	240		Holiday Inn
Nashville – Airport/Opryland Area	TN	296		Embassy Suites
Nashville – Opryland/Airport (Briley Parkway)	TN	382		Holiday Inn Select
Amarillo – I-40	TX	248		Holiday Inn
Austin(2)	TX	189	90%(a)	Doubletree Guest Suites
Austin – North(2)	TX	260	50%(a)	Embassy Suites
Austin – Town Lake (Downtown Area)(2)	TX	320		Holiday Inn
Corpus Christi(2)	TX	150		Embassy Suites
Dallas	TX	295		Crowne Plaza Suites
Dallas – At Campbell Centre	TX	300	90%(a)	Doubletree
Dallas – Dallas Park Central	TX	114		Staybridge Suites
Dallas – DFW International Airport-North(2)	TX	164		Harvey Suites
Dallas – DFW International Airport-South(2)	TX	305		Embassy Suites
Dallas – Love Field(2)	TX	248		Embassy Suites
Dallas – Market Center(2)	TX	354		Crowne Plaza
Dallas – Market Center(2)	TX	244		Embassy Suites
Dallas – Park Central	TX	438	60%(c)	Sheraton
Dallas – Park Central	TX	536	60%(c)	Westin
Dallas – Park Central Area(2)	TX	279		Embassy Suites
Dallas – Regal Row(2)	TX	203	51%(b)	Fairfield Inn
Dallas – West End/Convention Center	TX	309		Hampton Inn
Houston – Greenway Plaza Area(2)	TX	355		Holiday Inn Select
Houston – I-10 East(2)	TX	160	51%(b)	Fairfield Inn
Houston – I-10 East(2)	TX	90	51%(b)	Hampton Inn
Houston – I-10 West & Hwy. 6 (Park 10 Area)	TX	349		Holiday Inn Select
Houston – Intercontinental Airport(2)	TX	415		Holiday Inn
Houston – Medical Center(2)	TX	284		Holiday Inn & Suites
Houston – Near the Galleria(2)	TX	209	51%(b)	Courtyard by Marriott
Houston – Near the Galleria(2)	TX	107	51%(b)	Fairfield Inn
San Antonio – Downtown (Market Square)	TX	315		Holiday Inn
San Antonio – International Airport(2)	TX	261	50%(a)	Embassy Suites
San Antonio – International Airport(2)	TX	397		Holiday Inn Select
San Antonio – N.W. I-10(2)	TX	216	50%(a)	Embassy Suites
Waco – I-35	TX	170		Holiday Inn
Burlington Hotel & Conference Center(2)	VT	309		Sheraton
Vienna – At Tysons Corner(2)	VA	437	50%(c)	Sheraton

Canada Toronto – Airport	Ontario	445		Holiday Inn Select
Toronto – Yorkdale	Ontario	370		Holiday Inn

Hotel Included in Discontinued Operations
Salt Lake City – Airport(3)	UT	191		Holiday Inn

Consolidated Continuing Operations	State	Rooms	% Owned(1)	Brand
Unconsolidated Operations
Hays(2)	KS	114	50%(d)	Hampton Inn
Hays(2)	KS	191	50%(d)	Holiday Inn
Salina(2)	KS	192	50%(d)	Holiday Inn
Salina – I-70(2)	KS	93	50%(d)	Holiday Inn Express &
				Suites
New Orleans – Chateau LeMoyne (In French Quarter/Historic Area)(2)	LA	171	50%(e)	Holiday Inn

(1)	We own 100% of the real estate interests unless otherwise noted. Where our ownership interest is less than 100%, the remaining interest is owned by one of the following parties, as noted:

(a)	affiliates of Hilton Hotels Corporation

(b)	affiliates of Interstate Hotels & Resorts

(c)	affiliates of Starwood Hotels and Resorts

(d)	Great Plains Investments, LLC; or

(e)	other private individuals or partnerships not affiliated with us or any manager or franchisor of the hotel.

With respect to hotels in which we own less than a 100% interest, we serve as the administrative agent or managing member, which allows us to handle administrative functions and to conduct the day-to-day operations of the venture. Generally, however, and in all cases in which we own less than a 51% interest, the consent of the other partner or partners is required to permit us to make major decisions, such as selling or encumbering the hotel, acquiring assets, borrowing money or entering into other capital transactions.

(2)	This hotel is encumbered by mortgage debt or capitalized lease obligations.

(3)	This hotel was sold subsequent to December 31, 2004.

Management Agreements

     The management agreements governing the operation of 75 of our hotels that are (i) managed by IHG or Starwood under brands owned by them, or (ii) managed by Hilton under the Doubletree brand, contain the right and license to operate the hotels under the specified brands. No separate franchise agreements or payment of separate franchise fees are required for the operation of these hotels.

     Management Fees and Performance Standards. Under the management agreements with IHG for 52 of our hotels operated under Holiday Inn and Crowne Plaza names, the TRS lessees generally pay IHG a basic management fee for each hotel equal to 2% of total revenue of the hotel plus 5% of the room revenue of the hotel (which is the equivalent of a franchise fee) for each fiscal month during the initial term and any renewal term. The minimum basic management fees owed under the other management agreements are generally as follows:

•	Embassy Suites Hotels (56 hotels) — 2% of the hotel’s total revenue per month;

•	Sheraton – Westin (11 hotels) — 2% of the hotel’s total revenue per month; and

•	Doubletree (10 hotels) — between 2% and 3% of the hotel’s total revenue per month.

     Under the management agreements with IHG, the TRS lessees are required to pay an incentive management fee based on the performance of all the managed hotels, considered in the aggregate. The incentive management fee is computed as a percentage of hotel profits in excess of specified returns to us, based on our investment in the managed hotels. The management agreements with the other managers generally provide for an incentive management fee based on a percentage of the TRS lessee’s net income before overhead up to an additional 2% of revenues, on a hotel by hotel basis, or, in the case of seven Embassy Suites Hotels whose management agreements expired in 2004 and were renewed for a five-year term, an incentive management fee measured as a percentage of cash flow, subordinate to a 12% return on our book investment, subject to the same 2% of revenues maximum. The management fees we paid with respect to hotels in continuing operations during each of the past three years are as follows:

	Management Fees Paid During
	Year Ended December 31,
Brand	2004	2003	2002
	(dollars in thousands)
Holiday Inn	$18,196	$17,291	$18,202
Crowne Plaza	6,695	6,366	6,925
Embassy Suites	10,015	10,205	11,119
Sheraton – Westin	4,721	4,243	1,962
Doubletree	1,914	1,848	1,822
Other	1,546	1,424	1,310

Total	$43,087	$41,377	$41,340

     Term and Termination. The management agreements with IHG terminate in 2013 for 48 hotels and 2018 for the remainder. IHG may renew the management agreements under certain circumstances, for one additional five-year term on mutually acceptable terms and conditions. The TRSs may elect not to continue to operate the hotels under the brand beyond the expiration of the initial term; however, that election will give IHG the right to force us to sell that hotel to it at an appraised value. The management agreements with the other managers generally have initial terms of between 10 and 20 years, and the agreements are generally renewable beyond the initial term for a period or periods of between five and 10 years only upon the mutual written agreement of the parties. The management agreements covering our hotels expire, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring in
Brand	2005	2006	2007	2008	2009	Thereafter
Embassy Suites	10	19	9	5	11	2
Sheraton – Westin	0	0	0	1	0	10
Doubletree	0	0	4	2	0	4
Holiday Inn	0	0	0	0	1	43
Crowne Plaza	0	0	0	0	0	12
Other	0	1	0	0	0	15

Total	10	20	13	8	12	86

     The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations. Upon termination by either party for any reason, the TRSs generally will pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of a default by us, we may also be liable for damages suffered by the manager. Under the IHG management agreements, if we sell certain hotels, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year. In addition, if a TRS breaches the agreement, resulting in a default and its termination, or otherwise causes or suffers a termination for any reason other than an event of default by IHG, the TRS may be liable for liquidated damages under the terms of the management agreement. However, if the termination results from the sale of a hotel, no liquidated damages will be owed if the net proceeds of the sold hotel are reinvested to purchase additional, or add rooms to existing, hotels licensed and managed by IHG within one year from the sale of the hotel.

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

Franchise Agreements

     Other than our 77 hotels, whose license to use a brand name are contained in the management agreement governing their operations, and our hotel that does not operate under a nationally recognized brand name, each of our remaining hotels operates under a separate franchise or license agreement. Of our 71 hotels that are operated under a separate franchise or license agreement, 56 are operated under the Embassy Suites Hotels brand.

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

     Typically, our Embassy Suites Hotels franchise license agreements provide for payment to the franchisor of a license fee or royalty of 4% of suite revenues. In addition, we pay approximately 3.5% of suite revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. The license fees we paid with respect to hotels in continuing operations, during each of the past three years are as follows:

	License Fees Paid During
	Year Ended December 31,
Brand	2004	2003	2002
Embassy Suites Hotels	$17,060	$16,265	$16,523
Other	1,432	1,069	642

Total	$18,492	$17,334	$17,165

     Our typical Embassy Suites Hotels franchise license agreement provides for a term of 20 years, but we have a right to terminate the license for any particular hotel on the 10th or 15th anniversary of the agreement upon payment by us of an amount equal to the fees paid to the franchisor with respect to that hotel during the two preceding years. The agreements provide us with no renewal or extension rights. The agreements are not assignable by us and a change in control of the franchisee will constitute a default on our part. In the event we breach one of these agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years. Franchise license agreements covering 13 of our Embassy Suites Hotels expire within the next five years. Franchise license agreements covering our hotels expire as follows:

	Number of Franchise Agreements Expiring in
Brand	2005	2006	2007	2008	2009	Thereafter
Embassy Suites Hotels	1	0	7	1	4	43
Other(1)	0	2	0	0	0	9

Total	1	2	7	1	4	52

(1) Included in “Other” are the following brands: Fairfield Inn (5 hotels); Hampton Inn (3 hotels); Hilton Suites (1 hotel); and Courtyard by Marriott (2 hotels).

Item 3. Legal Proceedings

     At December 31, 2004, there was no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of these ordinary course of business claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.

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

	High	Low
2003
First quarter	$11.87	$5.80
Second quarter	8.93	6.05
Third quarter	11.71	7.46
Fourth quarter	11.85	10.00
2004
First quarter	$12.60	$9.92
Second quarter	12.30	9.50
Third quarter	12.35	10.50
Fourth quarter	14.97	10.92

Stockholder Information

     At March 1, 2005, FelCor had approximately 360 holders of record of its common stock and approximately 50 holders of record of its Series A preferred stock (which is convertible into common stock). It is estimated that there were approximately 12,000 beneficial owners, in the aggregate, of FelCor’s common stock and Series A preferred stock at that date. At March 1, 2005, we had approximately 30 holders of record of our common units.

     IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO FELCOR’S QUALIFICATION AS A REIT, FELCOR’S CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ITS COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF ITS OUTSTANDING COMMON STOCK.

Distribution Information

     Although we had declared a quarterly common distribution on our common units from our inception through 2002, as a result of the uncertain geopolitical environment and soft business climate, together with the decline in margins resulting from continued declines in our portfolio’s average daily rate, FelCor’s board of directors suspended the payment of distributions on our common units in 2003. We have, however, continued to pay the full accrued distributions on our outstanding preferred units throughout 2003 and 2004.

     Our current 2005 operating plan contemplates the continued payment of full preferred unit distributions, assuming that our announced expectations of 2005 operating performance are met, but not the resumption of distributions on our common units. This operating plan, and our policy regarding distributions, may change, depending upon our actual results of operations, our continued ability to meet the incurrence test under our outstanding senior notes, our success in selling non-strategic hotels and other factors. We currently expect FelCor’s board of directors to consider the amount, if any, to be distributed on a quarterly basis in preferred and common distributions, based upon the actual operating results of that quarter, economic conditions and other operating trends. Accordingly, future distributions, if any, paid by us will be at the discretion of FelCor’s board of directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements for FelCor under the REIT provisions of the Internal Revenue Code and such other factors as FelCor’s board of directors deems relevant.

     We did not declare any distributions on FelCor LP’s common units during 2003 or 2004.

     In order to maintain FelCor’s qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (which does not include net capital gains). For the years ended December 31, 2003 and 2004, distributions to preferred stockholders satisfied FelCor’s annual distribution requirements. Under certain circumstances we may be required to make distributions in excess of cash available for distribution in order to meet FelCor’s REIT distribution requirements. In that event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain FelCor’s qualification as a REIT for federal income tax purposes.

Issuances Of Unregistered Securities

     None.

Equity Compensation Plan Information

     The following table sets forth as of December 31, 2004, information concerning FelCor’s equity compensation plans, including the number of shares issuable and available for issuances under its plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

FelCor’s Equity Compensation Plan Information

	Number of shares to be	Weighted average
	issued upon exercise of	exercise price of	Number of shares
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders:
Stock Options	1,478,760	$24.72
Unvested Restricted Stock	629,455

Total	2,108,215		695,787

Item 6. Selected Financial Data

     The following tables set forth selected financial data for us for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 that has been derived from our audited financial statements and the notes thereto. This data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA
(in thousands, except per unit data)

	Year Ended December 31,
	2004	2003	2002(1)	2001(2)	2000
Statement of Operations Data:(3)
Total revenues	$1,191,584	$1,111,750	$1,145,614	$1,068,773	$471,295
Net income (loss) from continuing operations(4)	(118,545)	(191,690)	(68,157)	(64,048)	44,130
Net income (loss) from continuing operations applicable to common unitholders(4)	(153,675)	(218,598)	(94,449)	(88,647)	19,448

Diluted earnings per unit
Net income (loss) from continuing operations applicable to common unitholders	$(2.48)	$(3.54)	$(1.53)	$(1.33)	$0.29

Other Data:
Cash distributions declared per common unit(5)	$—	$—	$0.60	$1.70	$2.20
Funds From Operations (6)	(30,608)	(207,462)	(60,018)	105,492	221,771
EBITDA(6)	184,950	(532)	150,024	353,435	406,591
Cash flows provided by operating activities	33,281	52,914	106,037	144,766	294,268

Balance Sheet Data (at end of period):
Total assets	$3,317,658	$3,590,893	$3,780,363	$4,079,485	$4,103,603
Total debt, net of discount	1,767,122	2,037,355	1,877,134	1,938,408	1,838,241

(1)	Includes hotel revenue and expenses with respect to 88 hotels that were leased to IHG prior to July 1, 2001. Prior to acquisition of these leases, our revenues with respect to these 88 hotels were comprised mainly of percentage lease revenues. Accordingly, revenues, expenses and operating results for the year ended December 31, 2002, are not directly comparable to the same period in 2001.

(2)	Includes hotel revenues and expenses with respect to 96 hotels that were leased to either DJONT or subsidiaries of IHG prior to January 1, 2001, and 88 hotels that were leased to IHG prior to July 1, 2001. Prior to the acquisition of the leases, our revenues were comprised mainly of percentage lease revenues. Accordingly, revenues, expenses and operating results for the year ended December 31, 2001, are not directly comparable to the same periods in 2000 or 2002.

(3)	All years prior to 2004 have been adjusted to reflect those hotels disposed of in 2004 and 2003, or considered held for sale at December 31, 2004, as discontinued operations.

(4)	Included in net income (loss) from continuing operations are the following amounts (in thousands):

	Years Ended December 31,
	2004	2003	2002	2001	2000
Impairment loss	$(33,760)	$(107,409)	$(19,247)	$(6,273)	$(53,856)
Minority interest share of impairment loss	—	1,770	—	—	—
Loss on early extinguishment of debt	(44,216)	—	—	—	—
Charge-off of deferred debt costs	(6,960)	(2,834)	(3,222)	(1,270)	(3,865)
Abandoned projects	—	—	(1,663)	(837)	—
Lease acquisition costs	—	—	—	(36,604)	—
Merger termination costs	—	—	—	(19,919)	—
Merger related financing costs	—	—	—	(5,486)	—
Gain (loss) on swap termination	1,005	—	—	(7,049)	—
Gain on sale of assets	1,167	284	5,861	2,935	4,388

(5)	Although we had declared a quarterly common distribution on our common units from our inception through 2002, as a result of the uncertain geopolitical environment and soft business climate, together with the decline in margins resulting from continued declines in our portfolio’s average daily rate, FelCor’s board of directors suspended the payment of distributions on our common units in 2003. We have, however, continued to pay the full accrued distributions on our outstanding preferred units throughout 2004 and 2003.

(6)	A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Consistent with SEC guidance, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000
Impairment loss	$(38,289)	$(245,509)	$(157,505)	$(7,000)	$(63,000)
Minority interest share of impairment loss	—	1,770	—	—	—
Charge-off of deferred debt costs	(6,960)	(2,834)	(3,222)	(1,270)	(3,865)
Loss on early extinguishment of debt	(44,216)	1,611	—	—	—
Lease termination costs from asset disposition	(4,900)	—	—	—	—
Abandoned projects	—	—	(1,663)	(837)	—
Lease acquisition costs	—	—	—	(36,604)	—
Merger termination costs	—	—	—	(19,919)	—
Merger related financing costs	—	—	—	(5,486)	—
Gain (loss) on swap termination	1,005	—	—	(7,049)	—

          Consistent with SEC guidance, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Years Ended December 31,
	2004	2003	2002	2001	2000
Impairment loss	$(38,289)	$(245,509)	$(157,505)	$(7,000)	$(63,000)
Minority interest share of impairment loss	—	1,770	—	—	—
Charge-off of deferred debt costs	(6,960)	(2,834)	(3,222)	(1,270)	(3,865)
Gain (loss) on early extinguishment of debt	(44,216)	1,611	—	—	—
Gain (loss) on swap termination	1,005	—	—	(7,049)	—
Lease termination costs	(4,900)	—	—	—	—
Abandoned projects	—	—	(1,663)	(837)	—
Gain on sale of depreciable assets	19,422	2,660	5,861	—	2,595

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We completed 2004 with a 4.9% increase in our hotel revenue per available room, or RevPAR, compared to 2003, in contrast to the unprecedented consecutive three year decline in RevPAR that we had experienced prior to 2004. The fundamentals of the lodging industry appear to be in the early stages of a recovery, as evidenced by the national trend of increasing RevPAR and increasing average daily room rates, or ADR, which are beginning to represent a major portion of the increases in RevPAR.

     During 2004, we reduced our debt outstanding and our weighted average cost of debt through the following capital transactions and use of cash on hand:

•	We completed the early retirement of $775 million in senior notes:

o	$600 million of senior notes maturing in 2008 that bore interest at 10%; and

o	$175 million of senior notes maturing in October 2004;

•	We issued $290 million of floating rate senior notes;

•	We issued $234 million in mortgage debt; and

•	We issued $160 million of convertible preferred units.

     Of the non-strategic hotels previously identified for sale, we sold 17 during 2004 for gross proceeds of $157 million and terminated the lease on one hotel at a cost of $5 million. At December 31, 2004, we had one hotel designated as “held for sale,” which subsequently was sold in January 2005, for $1 million. During the first quarter of 2005, one of the 18 hotels previously identified for sale that remained at year end was placed under a firm sale contract with a non-refundable deposit. We currently expect this sale to close in the late first or early second quarter, generating gross proceeds of approximately $38 million. This will leave us with 17 hotels that have previously been identified for sale, substantially all of which are expected to be sold over the next 18 months with anticipated gross proceeds of approximately $117 million.

Financial Comparison (in thousands, except RevPAR, operating margin and percentage change)

	Years Ended December 31,
			% Change		% Change
	2004	2003	2004-2003	2002	2003-2002
RevPAR	$64.91	$61.89	4.9%	$64.49	(4.0)%
Hotel operating profit(1)	231,380	215,475	7.4%	265,274	(18.7)%
Operating margin(1)	19.5%	19.4%	1.0%	23.2%	(16.4)%
Net loss from continuing operations(2)	(118,545)	(191,690)	38.2%	(68,157)	(181.2)%
Funds From Operations (“FFO”)(1) (3)	(30,608)	(207,462)	85.2%	(60,018)	(245.7)%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1) (4)	184,950	(532)	348.7%	150,024	(100.4)%

(1)	Included in the Financial Comparison are non-GAAP financial measures, including hotel operating profit, hotel operating margin, FFO and EBITDA. Further discussion and a detailed reconciliation of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in net loss from continuing operations are the following amounts (in thousands):

	Years Ended December 31,
	2004	2003	2002
Impairment loss	$(33,760)	$(107,409)	$(32,666)
Minority interest share of impairment loss	—	1,770	—
Loss on early extinguishment of debt	(44,216)	—	—
Charge-off of deferred debt costs	(6,960)	(2,834)	(3,222)
Abandoned projects	—	—	(1,663)
Gain on swap termination	1,005	—	—
Gain on sale of assets	1,167	284	5,861

(3)	Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net loss (in thousands, except per unit amounts).

	2004		2003		2002
		Per Unit		Per Unit		Per Unit
	Dollars	Amount	Dollars	Amount	Dollars	Amount
Impairment loss	$(38,289)	$(0.62)	$(245,509)	$(3.97)	$(157,505)	$(2.55)
Minority interest share of impairment loss	—	—	1,770	0.03	—	—
Charge-off of deferred debt costs	(6,960)	(0.11)	(2,834)	(0.05)	(3,222)	(0.05)
Gain (loss) on early extinguishment of debt	(44,216)	(0.71)	1,611	0.03	—	—
Abandoned projects	—	—	—	—	(1,663)	(0.03)
Lease acquisition costs	(4,900)	—	—	—	—	—
Gain on swap termination	1,005	0.02	—	—	—	—

(4)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net loss (in thousands).

	Years Ended December 31,
	2004	2003	2002
Impairment loss	$(38,289)	$(245,509)	$(157,505)
Minority interest share of impairment loss	—	1,770	—
Charge off of deferred debt costs	(6,960)	(2,834)	(3,222)
Gain (loss) on early extinguishment of debt	(44,216)	1,611	—
Gain on swap termination	1,005	—	—
Lease termination costs	(4,900)	—	—
Abandoned projects	—	—	(1,663)
Gain on sale of assets	20,589	2,660	6,061

RevPAR and Hotel Operating Margin

     In 2004, we had our first year-over-year increase in RevPAR since 2000. For the year, our RevPAR increased 4.9% from $61.89 to $64.91. The increase in RevPAR was comprised of a 3.1% increase in occupancy to 65.5% and a 1.7% increase in average daily room rate, or ADR. We attribute the increase in RevPAR largely to the beginning of a nationwide lodging industry recovery. In 2004, a significant portion of the improvement came from an increase in occupancy; however, over the last six months of 2004, a more significant portion of the increase in RevPAR was derived from the increase in ADR. We expect this trend of increasing RevPAR to continue in 2005 and further believe that improvements in ADR will continue to become an increasing portion of the growth in RevPAR. This is significant to the lodging industry, because increases in room rate generally result in increases in hotel operating margins. We have seen a gradual firming of the hotel operating margins at our hotels, which improved from 19.4% in 2003 to 19.5% in 2004, and we expect to see further improvements in 2005 as ADR continues to become a larger percentage of the RevPAR improvement. Our current hotel operating margins remain well below 2000 levels and present one of our major challenges and opportunities. We are focused on working with our brand managers to control the expense creep that generally occurs during the early years of a lodging industry recovery, to improve our hotel operating margins.

Sale of Non-Strategic Hotels

     In 2003, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio, as a result of which we decided to sell certain under-performing smaller hotels in secondary and tertiary markets, markets with high supply growth, and markets in which we had an undesirable concentration, such as Dallas. We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon changing market conditions and other factors.

     During 2004, we sold 17 of the non-strategic hotels previously identified for sale, terminated the lease on one hotel, had one hotel under a firm contract of sale with a non-refundable deposit (which was classified as “held for sale” and included in our discontinued operations) leaving 18 non-strategic hotels remaining to be sold at year end, substantially all of which are expected to be sold over the next 18 months. The 17 hotels sold in

2004 had 4,335 rooms and were sold for aggregate gross proceeds of $157 million. We expect the aggregate gross sale proceeds from the 18 remaining non-strategic hotels previously identified for sale to be approximately $155 million. The composition, by brand, of the 18 hotels identified as held for sale at December 31, 2004, is as follows: Holiday Inn-branded (11 hotels); Embassy Suites (three hotels); Doubletree-branded (two hotels); Hampton Inn (one hotel); and Independent (one hotel).

     The following table summarizes information on hotels sold during 2004 and 2003 (in thousands):

	Investment	Accumulated	Impairment	Net Investment	Net Sale	Gain (loss)
Year of Sale	in Hotel	Depreciation	Charge	in Hotel	Proceeds	on Sale
2004	$356,148	$66,448	$157,800	$131,900	$151,322	$19,422
2003	$212,336	$36,255	$83,492	$92,589	$94,965	$2,376

     During the first quarter of 2005, one of the 18 hotels previously identified for sale that remained at year end was placed under a firm sale contract with a non-refundable deposit. We currently expect this sale to close in the late first or early second quarter, generating gross proceeds of approximately $38 million.

     Under the management agreement entered into with IHG in July 2001, we were obligated to reinvest the net proceeds from the sale of any IHG managed hotel in other IHG managed hotels or pay substantial liquidated damages to IHG. This potential exposure to liquidated damages made it impractical to sell certain hotels and use the proceeds to pay down debt. In September 2003, we completed an amendment to the IHG management agreement covering 78 of our hotels, pursuant to which we extended the term of the management contracts on 27 hotels from 2013 to 2018 and, in exchange, we received from IHG a liquidated damage credit of $25 million to apply to the satisfaction of liquidated damages otherwise payable to IHG upon the sale of certain IHG managed hotels where the proceeds of sale were applied to the reduction of our debt rather than to reinvestment in IHG managed hotels. At the end of December 2004, we had utilized all of the $25 million liquidated damages credit available to us. Following the full utilization of this credit, we were again required to reinvest the proceeds from the further sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial liquidated damages to IHG.

     At March 1, 2005, we had a reinvestment requirement of $17 million. If we do not fulfill this reinvestment obligation within 12 months of the date of sale, we will be required to pay liquidated damages to IHG aggregating $5.3 million. Thirteen of the 18 remaining hotels identified for sale at year end are managed by IHG and subject to the reinvestment obligation in the event that they are sold. We will incur additional aggregate reinvestment obligations of approximately $76 million if these hotels are sold at currently estimated prices or, if the proceeds of sale are not so reinvested, we will incur approximately $19 million in additional liquidated damages for which we would be liable to IHG.

     The 18 non-strategic hotels identified for sale that were included in our continuing operations at December 31, 2004, represented 12% of the rooms in our hotel portfolio, but only 5% of our consolidated hotel operating profit in 2004. The 2004 operating margin for these 18 hotels averaged approximately 1,000 basis points below the remainder of our portfolio.

Refined Investment Strategy

     We plan to focus our future acquisition efforts on higher quality hotels in markets with significant barriers to entry, such as central business districts and resort locations. Hotel brand and market segment will be secondary concerns when we are considering investment opportunities. We anticipate that this focus will lead to an increase in the number of our upper upscale properties, group and resort destination properties, and greater diversification of our portfolio by geographic location, brand, and customer base. In keeping with this strategy, in March 2004, we purchased the 132-room Santa Monica Holiday Inn. This hotel has a premier location across from the Santa Monica Pier and the Santa Monica beaches and will continue to be operated as a full service upscale hotel.

Results of Operations

Comparison of the Years Ended December 31, 2004 and 2003

     For the year ended December 31, 2004, we recorded a loss applicable to common unitholders of $142 million, compared to a loss in 2003 of $335 million. During 2004 our hotel operating revenue from continuing operations increased by $78 million, reflecting the 4.9% increase in RevPAR for the year. This RevPAR improvement came on the heels of an unprecedented three year decline in our RevPAR, which has resulted in hotel revenues remaining well below historical levels. Also contributing to the current year loss were; $50 million of net costs associated with the early retirement of $775 million in senior notes; $38 million of impairment charges on our hotels; a $5 million charge associated with the early termination of a hotel lease; $2 million of hurricane losses sustained in the third quarter at 13 of our hotels; and a gain of $12 million from the development and sale of the 251-unit Margate condominium tower at the Kingston Plantation in Myrtle Beach, South Carolina.

     Our revenues from continuing operations for 2004 were $1.2 billion, which reflected a 7% increase, over 2003. The increase in revenues principally resulted from the 4.9% increase in hotel RevPAR. Our hotel portfolio occupancy increased by 3.1% over the prior year and its ADR increased by 1.7%. We attribute the increase in RevPAR to the general firming of the US economy resulting in increased business travel, from which we derive a significant portion of out hotel business. Business travelers generally pay a higher room rate than other types of hotel guests and, as business travel increases, we are able to accept smaller amounts of lower room rate business.

     Also contributing to the increase in revenues for 2004 was the consolidation of our eight-hotel joint venture with Interstate Hotels & Resorts in June 2003 and the acquisition in March 2004 of the Holiday Inn in Santa Monica, California. These hotels contributed $13 million of our consolidated revenues in 2003 and $29 million in 2004.

     The hotel operating margin of our hotels included in continuing operations at December 31, 2004, was 19.5% compared to 19.4% in 2003. The slight increase in hotel operating margins is attributed primarily to decreases in property tax and insurance expenses, which were largely offset by increased labor related costs. Property tax expense decreased in 2004, compared to 2003, largely from reductions in assessed values and resolution of prior years’ property tax appeals. The reduction in insurance expense, compared to prior year, reflects the softening in the property insurance markets and reductions in general liability losses.

     Our interest expense included in continuing operations decreased by 9%, to $150 million, as compared to 2003. The reduction in interest expense is related to a $270 million reduction in outstanding debt and a reduction in our weighted average interest rate by 23 basis points, compared to 2003. The change in debt outstanding and the reduction in average interest rate resulted from the capital transactions described above under the caption “General.”

     The impairment charge of $38 million recorded in 2004 related to 17 hotels, with $34 million being included in continuing operations and $4 million being recorded in discontinued operations. Seven of the hotels had significantly lower operating cash flows, compared to the prior year and budget, and their estimated holding periods were reduced. With respect to one hotel, we entered into an option to sell it for less than its book value and for six hotels, whose expected holding periods had been shortened, we recorded an impairment loss to reduce their carrying value to our then current estimate of fair value. In 2003, we had recorded impairment charges of $246 million, $108 million of which was recorded in continuing operations, $138 million of which was recorded in discontinued operations and $2 million was recorded in equity in income from unconsolidated entities.

     At December 31, 2004, the 18 hotels included in continuing operations that had been identified for sale, represented 12% of the rooms in our hotel portfolio, but only 5% of our consolidated hotel operating profit, in 2004. The 2004 hotel operating margin for these 18 hotels averaged 1,000 basis points below the remainder of our portfolio.

     During 2004 we completed the early retirement of $775 million of senior notes. Associated with this early retirement we recorded a charge-off of deferred financing costs of $7 million, a loss on early retirement of debt (representing the premium paid at retirement) of $44 million and we had a gain of $1 million related to the termination of an interest rate swap on a portion of these notes.

     Equity in income from unconsolidated entities increased $15 million compared to 2003. The principal component of this increase was our portion of the gain on the development and sale of the Margate condominium tower at the Kingston Plantation in Myrtle Beach, South Carolina, by an unconsolidated entity in which we owned a 50% interest.

     Included in the loss from discontinued operations are the results of operations of the 18 hotels disposed of in 2004, the one hotel designated as held for sale at December 31, 2004, and the 16 hotels sold in 2003.

Comparison of the Years Ended December 31, 2003 and 2002

     For the year ended December 31, 2003, we recorded a loss applicable to common unitholders of $355 million, compared to a loss in 2002 of $219 million. The principal components of the loss in 2003 were: impairment charges of $246 million, primarily related to our decision to sell 18 additional hotels over the next two years; the decrease in hotel RevPAR of 4.0%, compared to 2002; and a 380 basis point decrease in hotel operating margin, and increases in workers compensation and employee health insurance, compared to 2002.

     Our revenues from continuing operations for the full year 2003 were $1.1 billion, which reflected a decline of 3.0%, compared to 2002. This decline in revenue principally resulted from a 4.0% decline in hotel portfolio RevPAR, compared to 2002. Occupancy decreased 0.4%, to 63.6%, and ADR decreased 3.6%, to $97.38, compared to 2002. We attribute the decrease in ADR principally to the continued weakness in corporate travel, from which we derive a significant portion of our hotel business. Business travelers generally pay a higher room rate than other types of hotel guests and, in an effort to maintain hotel occupancies, we have been accepting a larger amount of lower room rate business, which adversely affects our operating margins.

     The revenue decrease related to the RevPAR decline during 2003 was partially offset by $13 million of increased revenues from the consolidation of our joint venture with Interstate Hotels & Resorts, and the operating results of its eight hotels, in June 2003. This joint venture had been previously accounted for by the equity method.

     The hotel operating margin of our hotels included in continuing operations at December 31, 2003, was 19.4%, which represents a 380 basis point decrease, compared to 2002. The 2003 decrease in operating margin principally resulted from the $3.65, or 3.6% decline in ADR during the year. The decrease in ADR, together with the slight decrease in occupancy, meant that our hotels served approximately the same number of guests in 2003 as in 2002, but with lower revenues. In addition, increases in health and workers compensation insurance and energy costs further decreased our operating margins, compared to 2002.

     We recorded impairment losses of $246 million in 2003 ($108 million of which was included in continuing operations and $138 million were included in discontinued operations) and $158 million in 2002 ($33 million of which was included in continuing operations and $125 million were included in discontinued operations). The impairment losses in 2003 and 2002 principally resulted from our decision to sell non-strategic hotels and reflects the difference between the book value and the current estimated fair market value of these hotels. After the completion of a comprehensive review of our investment strategy and our hotel portfolio, we refined our investment strategy and decided to sell smaller hotels in secondary and tertiary markets, emphasize the acquisition of higher quality hotels in low supply growth markets, and better diversify our portfolio by geographic market, brand, and customer base.

     Discontinued operations represent the hotel operating income, direct interest costs, impairment losses and gains or losses on sale of the 18 hotels disposed of in 2004, the one hotel designated as held for sale at December 31, 2004, and 16 hotels sold during 2003.

Non-GAAP Financial Measures

     We refer in this annual report on Form 10-K to certain “non-GAAP financial measures.” These measures, including FFO, EBITDA, hotel operating profit and hotel operating margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles (“GAAP”). The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

     The following tables detail our computation of FFO (in thousands, except for per unit data):

Reconciliation of Net Income (Loss) to FFO
(in thousands, except per unit data)

	Year Ended December 31,
	2004			2003			2002
			Per Unit			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount	Dollars	Units	Amount
Net income (loss)	$(106,808)			$(327,921)			$(192,298)
Preferred distributions	(35,130)			(26,908)			(26,292)

Net income (loss) applicable to common unitholders	(141,938)	61,984	$(2.29)	(354,829)	61,845	$(5.74)	(218,590)	61,737	$(3.54)
Depreciation from continuing operations	118,855		1.92	123,968		2.01	129,565		2.10
Depreciation from unconsolidated entities and discontinued operations	11,897		0.19	26,067		0.42	34,868		0.56
Gain on sale of assets	(19,422)		(0.31)	(2,668)		(0.04)	(5,861)		(0.09)

FFO	$(30,608)	61,984	$(0.49)	$(207,462)	61,845	$(3.35)	$(60,018)	61,737	$(0.97)

	Year Ended December 31,
	2001			2000
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income (loss)	$(50,144)			$66,392
Preferred distributions	(24,600)			(24,682)

Net income (loss) applicable to common unitholders	(74,744)	61,635	$(1.21)	41,710	62,556	$0.67
Depreciation from continuing operations	136,952		2.22	141,501		2.62
Depreciation from unconsolidated entities and discontinued operations	31,622		0.51	29,411		0.47
Gain on sale of assets	—		—	(2,595)		(0.04)
Preferred distributions	11,662	4,636	0.06	11,744	4,683	(0.42)
FelCor stock options and unvested restricted shares	—	404	—	—	—	—

FFO	$105,492	66,675	$1.58	$221,771	67,239	$3.30

     Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands, except for per unit amounts):

	Year Ended December 31,
	2004		2003		2002		2001		2000
		Per		Per				Per		Per
		Unit		Unit		Per		Unit		Unit
	Dollars	Amount	Dollars	Amount	Dollars	Unit Amount	Dollars	Amount	Dollars	Amount
Impairment loss	$(38,289)	$(0.62)	$(245,509)	$(3.97)	$(157,505)	$(2.55)	$(7,000)	$(0.10)	$(63,000)	$(0.94)
Minority interest share of impairment loss	—	—	1,770	0.03	—	—	—	—	—	—
Charge-off of deferred debt costs	(6,960)	(0.10)	(2,834)	(0.05)	(3,222)	(0.05)	(1,270)	(0.02)	(3,865)	(0.06)
Loss on early extinguishment of debt	(44,216)	(0.71)	1,611	0.03	—	—	—	—	—	—
Abandoned projects	—	—	—	—	(1,663)	(0.03)	(837)	(0.01)	—	—
Lease termination cost from asset disposition	(4,900)	(0.08)	—	—	—	—	—	—	—	—
Lease acquisition costs	—	—	—	—	—	—	(36,604)	(0.55)	—	—
Merger termination costs	—	—	—	—	—	—	(19,919)	(0.30)	—	—
Merger related financing costs	—	—	—	—	—	—	(5,486)	(0.08)	—	—
Gain (loss) from swap termination	1,005	0.02	—	—	—	—	(7,049)	(0.11)	—	—

     The following table details our computation of EBITDA (in thousands):

Reconciliation of Net Income (Loss) to EBITDA
(in thousands)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net income (loss)	$(106,808)	$(327,921)	$(192,298)	$(50,144)	$66,392
Depreciation from continuing operations	118,855	123,968	129,565	136,952	141,501
Depreciation from unconsolidated entities and discontinued operations	11,897	26,067	34,868	31,622	29,411
Merger termination costs	—	—	—	19,919	—
Merger financing costs	—	—	—	5,486	—
Lease acquisition costs	—	—	—	36,604	—
Interest expense	152,394	167,431	164,368	159,179	158,620
Interest expense from unconsolidated entities and discontinued operations	5,667	7,713	11,433	11,724	9,187
Amortization expense	2,945	2,210	2,088	2,093	1,480

EBITDA	$184,950	$(532)	$150,024	$353,435	$406,591

     Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000
Impairment loss	$(38,289)	$(245,509)	$(157,505)	$(7,000)	$(63,000)
Minority interest share of impairment loss	—	1,770	—	—	—
Charge-off of deferred debt costs	(6,960)	(2,834)	(3,222)	(1,270)	(3,865)
Gain (loss) on early extinguishment of debt	(44,216)	1,611	—	—	—
Gain (loss) from swap termination	1,005	—	—	(7,049)	—
Lease termination costs from asset disposition	(4,900)	—	—	—	—
Abandoned projects	—	—	(1,663)	(837)	—
Gain on sale of assets	19,422	2,668	5,861	—	2,595

Hotel Operating Profit and Hotel Operating Margin
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Continuing Operations
Total revenue	$1,191,584	$1,111,750	$1,145,614
Retail space rental and other revenue	(2,721)	(1,022)	(1,646)

Hotel revenue	1,188,863	1,110,728	1,143,968
Hotel operating expenses	(957,483)	(895,253)	(878,694)

Hotel operating profit	$231,380	$215,475	$265,274

Hotel operating margin(1)	19.5%	19.4%	23.2%

(1) Hotel operating profit as a percentage of hotel revenue.

Hotel Operating Expense Composition
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Continuing Operations
Hotel departmental expenses:
Room	$257,016	$234,242	$228,739
Food and beverage	143,079	133,412	134,694
Other operating departments	31,887	27,024	27,426
Other property related costs:
Administrative and general	115,422	106,466	105,236
Marketing and advertising	102,897	96,400	92,185
Repairs and maintenance	67,827	63,696	59,775
Energy	63,128	57,640	53,419
Taxes, insurance and lease expense	114,648	117,662	118,715

Total other property related costs	895,904	836,542	820,189
Management and franchise fees	61,579	58,711	58,505

Hotel operating expenses	$957,483	$895,253	$878,694

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$1,093,432	$1,033,487	$1,023,678
Abandoned projects	—	—	(1,663)
Corporate expenses	(17,094)	(14,266)	(13,756)
Depreciation	(118,855)	(123,968)	(129,565)

Hotel operating expenses	$957,483	$895,253	$878,694

Reconciliation of Net Loss to Hotel Operating Profit
(in thousands)

	Year Ended December 31,
	Actual	Actual	Actual
	2004	2003	2002
Net loss	$(100,127)	$(310,144)	$(178,581)
Discontinued operations	(11,184)	129,555	117,560
Equity in income from unconsolidated entities	(17,121)	(2,370)	10,127
Gain on sale of assets	(1,167)	(284)	(5,861)
Minority interests	(7,928)	(13,912)	(6,041)
Interest expense, net	149,623	165,175	162,263
Charge-off of deferred financing costs	6,960	2,834	3,222
Swap termination costs	(1,005)	—	—
Impairment loss	33,760	107,409	19,247
Abandoned projects	—	—	1,663
Hurricane loss	2,125	—	—
Loss on early extinguishment of debt	44,216	—	—
Corporate expenses	17,094	14,266	13,756
Depreciation	118,855	123,968	129,565
Retail space rental and other revenue	(2,721)	(1,022)	(1,646)

Hotel operating profit	$231,380	$215,475	$265,274

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel Operating Margin

	Year Ended December 31,
	Actual	Actual	Actual
	2004	2003	2002
Ratio of operating income to total revenues	8.2%	7.0%	10.6%
Less:
Retail space rental and other revenue	(0.2)	(0.1)	(0.1)
Plus:
Abandoned projects	—	—	0.1
Corporate expenses	1.5	1.3	1.2
Depreciation	10.0	11.2	11.4

Hotel operating margin	19.5%	19.4%	23.2%

     Substantially all of our non-current assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company’s operations. These supplemental measures, including FFO, EBITDA, hotel operating profit and hotel operating margin, are not measures of operating performance under GAAP. However, we and FelCor consider these non-GAAP measures to be supplemental measures of a REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of FelCor’s and our operating performance.

FFO and EBITDA

     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT,”) defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by others that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

     EBITDA is a commonly used measure of performance in many industries. We define EBITDA as net income or loss (computed in accordance with GAAP) plus interest expenses, income taxes, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDA on the same basis.

Hotel Operating Profit and Operating Margin

     Hotel operating profit and operating margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that hotel operating profit and operating margin is useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with hotel REITs and hotel owners. We present hotel operating profit and hotel operating margin by eliminating corporate-level expenses, depreciation and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management in running our business on a property-level basis. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time.

Use and Limitations of Non-GAAP Measures

     FelCor’s management and Board of Directors use FFO and EBITDA to evaluate the performance of our hotels and to facilitate comparisons between us and lodging REITs, hotel owners who are not REITs and other capital intensive companies. We use hotel operating profit and hotel operating margin in evaluating hotel-level performance and the operating efficiency of our hotel managers.

     The use of these non-GAAP financial measures has certain limitations. FFO, EBITDA, hotel operating profit and hotel operating margin, as presented by us, may not be comparable to FFO, EBITDA, hotel operating profit and hotel operating margin as calculated by other real estate companies. These measures do not reflect certain expenses that we incurred and will incur, such as depreciation, interest and capital expenditures. FelCor’s management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

     These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. Neither should FFO, FFO per unit or EBITDA be considered as measures of our liquidity or indicative of funds available for our cash needs, including our ability to make cash distributions or service our debt. FFO per unit does not measure, and should not be used as a measure of, amounts that accrue directly to the benefit of unitholders. FFO, EBITDA, hotel operating profit and hotel operating margin reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. Management strongly encourages investors to review our financial information in its entirety and not to rely on a single financial measure.

Liquidity and Capital Resources

     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the year ended December 31, 2004, net cash flow provided by operating activities, consisting primarily of hotel operations, was $33 million. At December 31, 2004, we had cash on hand of $119 million. Included in cash on hand was $28 million held under our hotel management agreements to meet our hotel minimum working capital requirements.

     We currently expect that our cash flow provided by operating activities for 2005 will be approximately $119 million to $126 million. These cash flow forecasts assume a RevPAR increase of 5% to 6%, hotel operating margin of 19.9% to 20.2%, and the sale of one hotel for $38 million. Our current operating plan contemplates that we will make preferred distribution payments of $40 million, capital expenditures of approximately $100 million, debt maturities of $11 million (which we currently anticipate refinancing), and $22 million in normal recurring principal payments, leaving a cash flow shortfall of approximately $9 million to $16 million. We expect the cash necessary to fund this cash flow shortfall and distributions, if any, on our common units, will come from our cash balances or the proceeds from the sale of hotels. We anticipate that FelCor’s board of directors will develop a policy with respect to the payment of common distributions during 2005, and to determine the amount of preferred and common distributions, if any, for each quarterly period, based upon the actual operating results of that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

     Events, including the threat of additional terrorist attacks, U.S. military involvement in the Middle East and the bankruptcy of several major corporations, had an adverse impact on the capital markets in prior years. Similar events, such as new terrorist attacks or additional bankruptcies could further adversely affect the availability and cost of capital for our business. In addition, should the recovery of the overall economy and of the lodging industry stall, that could also adversely affect our operating cash flow and the availability and cost of capital for our business.

     As a consequence of the recent prolonged economic slowdown from 2001 through 2003, its impact on the travel and lodging industries, and our higher secured debt levels, Moody’s and Standard & Poor’s lowered their ratings on our senior unsecured debt in 2003, to B1 and B-, respectively. This downgrade triggered a 50 basis point step-up in interest rates applicable to $300 million of our senior unsecured debt outstanding at December 31, 2004. The obligation to pay this increased interest rate will continue to be in effect unless and until either Moody’s raises its rating on our senior unsecured debt to Ba3 or Standard & Poor’s increases its rating to BB-.

     We are also subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, utilities, insurance, and other operating expenses that can fluctuate disproportionately to revenues. These operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations. The recent economic slowdown that began in 2001, led to a sharp drop in occupancy and ADR resulting both in declines in RevPAR and in the erosion in our operating margins through 2003. Our operating margins from continuing operations have dropped from 23.2% in 2002 to 19.4% in 2003 and increased slightly to 19.5% in 2004. If our hotel RevPAR and/or operating margins worsen, or continue at current levels for a protracted time, they could have a material adverse effect on our operations, earnings and cash flow.

     In March 2004, we elected to terminate our line of credit, which resulted in a charge-off of unamortized loan costs of $0.2 million and produced cash savings of approximately $0.4 million during 2004. At the date of termination of the line of credit, there were no borrowings under the line, and we were in compliance with all the applicable covenants.

     In April 2004, FelCor completed the sale of 4,600,000 shares of its $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.79 per share, which included accrued dividends of $0.51 per share through April 5, 2004, resulting in net proceeds to FelCor of $105 million. In August 2004, FelCor completed the sale of an additional 2,300,000 shares of its Series A preferred stock. These shares were sold at a price of $23.22 per share, which included accrued dividends of $0.28 per share through August 22, 2004, resulting in proceeds to FelCor of $52 million. FelCor contributed the proceeds of these offerings to us in exchange for preferred units. The preference on these units is the same as FelCor’s preferred stock. The proceeds of both offerings were used to retire senior unsecured debt.

     In May 2004, we issued $175 million in aggregate principal amount of Senior Floating Notes due 2011, or 2011 Notes. We received net proceeds of $174.1 million. The 2011 Notes will mature on June 1, 2011 and bear interest, adjusted semi annually, at the six-month LIBOR rate, plus 4.25%. The Notes are callable on or after December 1, 2006, and will rank equally with our other existing senior unsecured debt. In July 2004, we issued an additional $115 million of the 2011 Notes. The proceeds were used to retire senior unsecured debt.

     In June 2004, we redeemed all $175 million in principal amount of our outstanding 7.375% Senior Notes due 2004. The redemption price was $1,018.14 per $1,000 of the principal amount plus accrued interest. With the retirement of this debt, we recorded a loss on redemption of $3 million and wrote off $0.3 million of debt issue costs. The loss was partially offset by a $1 million gain on the termination of interest rate swaps tied to this debt.

     During 2004, we purchased all $600 million principal amount of our 9.5% Senior Notes due 2008 (which bore interest at 10% as a result of the 2003 downgrade of the credit ratings on our senior notes) through tender offers, redemptions and purchases in the open market. With the retirement of this debt, we recorded a loss on early extinguishment of debt of $41 million, of which $38 million related to the premium paid in excess of par and $3 million related to the charge off of unamortized discount. We also wrote off debt issue costs of $6 million.

     In June 2003, we entered into a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. In 2004, we borrowed $194 million under this facility (collateralized by 15 hotels). The amount borrowed under the facility was converted into: (i) $107 million under nine separate fixed rate CMBS loans secured by nine hotels, with a weighted average interest rate of 6.5% and with maturity dates ranging from 2009 to 2014, and (ii) $87 million under a cross-collateralized floating rate CMBS loan secured by six hotels with an interest rate of LIBOR plus 2.11% and with a maturity date of 2009, including extension options which are subject to our satisfaction of certain conditions. On July 28, 2004, we cancelled the unused balance of this $200 million facility.

     In December 2004, we closed on $40 million second mortgage financing with regard to seven of our hotels. The second mortgage loan has a fixed interest rate of 6.82% and contains the same terms and conditions as the first mortgage, including the maturity date of March 2009.

     At December 31, 2004, we had aggregate mortgage indebtedness of $1.1 billion that was secured by 79 of our consolidated hotels, with an aggregate book value of $1.8 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse provisions. Loans secured by 41 hotels provide for lock-box arrangements. With respect to loans secured by 23 of these hotels, if the debt service coverage ratios fall below certain levels, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, before the balance of the revenues, if any, would be available to the owner to pay the expenses of hotel operations and provide a return to the owner. Eight of these 23 hotels, which accounted for 2% of our total revenues in 2004, are currently below the prescribed debt service coverage ratios and are subject to these lock-box requirements. These eight hotels, in the aggregate, are currently covering their hotel operating expenses, before capital expenditures.

     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a similar lock-box arrangement if a specified debt service coverage ratio is not met. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, any accumulated excess cash may be applied to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2004, are currently below the applicable debt service coverage ratio and are subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.

     Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.

     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and an interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distributions required to meet FelCor’s REIT qualification test; repurchase partnership units; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for actual cash distributions by unconsolidated entities, gains or losses from asset sales, distributions on preferred units and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. Our debt-to-EBITDA ratio, as defined, was 4.8 to 1, 6.0 to 1 and 5.3 to 1 for the years ended December 31, 2004, 2003 and 2002, respectively. The ratio increased in 2002 and 2003 principally because of the decline in our EBITDA as a result of the recession that began in March of 2001 and was exacerbated by the terrorist attacks of September 11, 2001. These events contributed to a deep and protracted recession in the hospitality industry. Our EBITDA has also decreased due to the sale of non-strategic hotels. Although our current debt-to-EDITDA ratio is slightly below 4.85 to 1, a decline in our EBITDA, as a result of asset sales or adverse economic developments, or an increase in our debt, could again make us subject to this limitation. Accordingly, we may again be prohibited from purchasing any of our partnership units, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other partnership units.

     If actual operating results fall significantly below our current expectations, as reflected in our current public guidance, or if interest rates increase substantially above expected levels, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2005, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2005 and, accordingly, could pay no distributions on our common units.

     We currently anticipate that we will meet our financial covenant and incurrence tests under the RevPAR guidance provided by FelCor at its fourth quarter earnings conference call on February 10, 2005. For the first quarter of 2005, we currently anticipate that our portfolio RevPAR will be 4% to 5% above the comparable period of the prior year. The RevPAR increase in 2005, compared to the same periods in 2004, was approximately 7.1% for January and 7.3% for February 2005. We currently anticipate that full year 2005 hotel portfolio RevPAR will increase approximately 5% to 6%. For 2005 we expect to make capital expenditures of approximately $100 million, and we are currently under contract to sell one hotel for $38 million, which is expected to close in March 2005. We estimate that our net loss for 2005 will be in the range of $37 to $31 million or $0.59 to $0.49 per unit. FFO for the year 2005, is anticipated to be within the range of $70 to $76 million, and EBITDA is expected to be within the range of $259 to $265 million. No other asset sales or capital transactions are assumed in the preparation of our guidance.

Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per unit data)

	Full Year 2005 Guidance
	Low Guidance		High Guidance
		Per Unit		Per Unit
	Dollars	Amount(a)	Dollars	Amount (a)
Net loss	$(37)	$(0.59)	$(31)	$(0.49)
Depreciation	147		147
Preferred distributions	(40)		(40)

FFO	$70	$1.11	$76	$1.21

Net loss	$(37)		$(31)
Depreciation	147		147
Interest expense	139		139
Interest expense from unconsolidated entities	7		7
Amortization expense	3		3

EBITDA	$259		$265

(a)	Weighted average units are 62.8 million.

     The following table details our debt outstanding at December 31, 2004 and 2003 (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	December 31,
	Hotels	December 31, 2004		Date	2004	2003
Promissory note	none	4.31	(a)	June 2016	$650	$650
Senior unsecured term notes	none	—		Oct. 2004	—	174,888
Senior unsecured term notes	none	7.63		Oct. 2007	122,426	124,617
Senior unsecured term notes	none	—		Sept. 2008	—	596,865
Senior unsecured term notes	none	9.00		June 2011	298,409	298,158
Senior unsecured term notes	None	7.19	(b)	June 2011	290,000	—

Total unsecured debt(c)		8.02			711,485	1,195,178

Mortgage debt	15 hotels	5.50		July 2009-2014	192,363	—
Mortgage debt	10 hotels	4.63	(d)	May 2006	144,669	148,080
Mortgage debt	15 hotels	7.24		Nov. 2007	127,316	131,721
Mortgage debt	7 hotels	7.32		April 2009	130,458	92,445
Mortgage debt	6 hotels	7.55		June 2009	67,959	69,566
Mortgage debt	8 hotels	8.70		May 2010	175,504	178,118
Mortgage debt	7 hotels	8.73		May 2010	135,690	138,200
Mortgage debt	1 hotel	4.06	(a)	August 2008	15,500	15,500
Mortgage debt	1 hotel	7.23		September 2005	10,521	11,286
Mortgage debt	8 hotels	7.48		April 2011	49,476	50,305
Other	1 hotel	9.17		August 2011	6,181	6,956

Total secured debt(c)	79 hotels	7.00			1,055,637	842,177

Total(c)		7.41%			$1,767,122	$2,037,355

(a)	Variable interest rate based on LIBOR. The six month LIBOR was 2.78% at December 31, 2004.

(b)	$100 million of these notes were matched with interest rate swap agreements that effectively converted the variable interest rate of LIBOR plus 425 basis points to a fixed rate of 7.8% through December 2007.

(c)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2004.

(d)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods, subject to certain contingencies.

     At December 31, 2004, we had three interest rate swaps with an aggregate notional amount of $100 million, maturing in December 2007. The interest rate received on these interest rate swaps is 4.25% plus LIBOR and the interest rate paid is 7.80%.

     During 2004, we spent an aggregate of $102 million on capital expenditures, including our pro rata share of capital improvements made by our unconsolidated joint ventures.

Contractual Obligations

     We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2004 (in thousands):

		Less Than	1 – 3	4 – 5	After
	Total	1 Year	Years	Years	5 Years
Debt	$1,771,651	$32,319	$424,841	$315,363	$999,128
Operating leases	239,096	38,459	51,407	23,351	125,879
Purchase obligations	48,327	48,327	—	—	—
Liquidated damages related to the sale of hotels managed by IHG(a)	4,382	4,382	—	—	—

Total contractual obligations	$2,063,456	$123,487	$476,248	$338,714	$1,125,007

(a) This obligation can be satisfied by our investment of $16 million in one or more hotels licensed and managed by IHG.

Off-Balance Sheet Arrangements

     At December 31, 2004, we had unconsolidated 50% investments in ventures that own an aggregate of 20 hotels (referred to as hotel joint ventures), and we had unconsolidated 50% investments in ventures that operate four of those 20 hotels (referred to as operating joint ventures). We own 100% of the lessees operating three hotels owned by the hotel joint ventures, 51% of the lessees operating 12 hotels owned by the hotel joint ventures and one hotel joint venture is operated without a lease. We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina. None of FelCor’s directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $218 million of non-recourse mortgage debt relating to the 20 hotels. This debt is not reflected as a liability on our consolidated balance sheet.

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

     We have recorded equity in income (loss) of unconsolidated entities of $17 million, including a gain of $11 million related to the development and sale of condominiums, $2 million, and $(10) million, including an impairment loss of $13 million for the years ended December 31, 2004, 2003 and 2002, respectively, and received distributions of $23 million (of which $11 million was provided by operations and $12 million was provided by investing activities), $9 million, and $11 million for the years 2004, 2003 and 2002, respectively. The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees. We own 51% of the operating lessees for 12 of the hotel joint ventures and 100% of the operating lessees for three of the hotel joint ventures. The three 100% owned operating lessees incurred aggregate net losses, which were included in our consolidated statements of operations, of $2 million during the past three years.

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

     Interstate Hotels & Resorts, which is our venture partner in the ownership of eight hotels, declined to make further capital contributions to the venture beginning in 2004. In order to sustain this venture we made $3 million in advances in 2004, and an additional $1 million in 2005, with a priority in right (but no assurance) of return. We have received a request for additional funding of $2.5 million; however, we have determined that it is not in our best interest to continue funding the further cash shortfalls related to this venture, and have notified the lender to that effect. This venture, which we consolidate, currently has $49 million in non-recourse debt secured by the eight hotels owned by the venture. We have written down our investment in this venture below the current debt balance. We are considering our options with regard to this venture, one of which is to surrender the hotels to the lender. We do not expect any such action to have a material adverse effect on our financial statements.

Quantitative and Qualitative Disclosures About Market Risk

     At December 31, 2004, approximately 75% of our consolidated debt had fixed interest rates. In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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

Expected Maturity Date
at December 31, 2004
(dollars in thousands)

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$26,927	$18,025	$261,783	$16,977	$202,231	$708,478	$1,234,421	$1,235,442
Average interest rate	7.54%	7.78%	7.46%	7.93%	7.40%	8.50%	8.06%
Floating rate:
Debt	5,392	143,018	2,015	17,618	78,537	190,650	437,230	437,230
Average interest rate(a)	4.50%	4.62%	4.20%	4.77%	4.24%	6.86%	5.53%
Interest rate swaps (floating to fixed)(b)
Notional amount	—	—	—	—	—	100,000	100,000	100,067
Pay rate	—	—	—	—	—	7.80%
Receive rate	—	—	—	—	—	6.87%
Total debt	$32,319	$161,043	$263,798	$34,595	$280,768	$999,128	1,771,651
Average interest rate	7.04%	4.98%	7.44%	6.32%	6.51%	8.53%	7.41%
Net discount							(4,529)
Total debt							$1,767,122

(a)	The average floating rate of interest represents the implied forward rates in the yield curve at December 31, 2004.

(b)	The interest rate swaps in effect during 2004 decreased our interest expense by a net $4 million during 2004. The interest rate swaps in effect at December 31, 2004, mature in 2007 but are matched with debt maturing in 2011.

Expected Maturity Date
at December 31, 2003
(dollars in thousands)

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$188,922	$24,521	$15,227	$258,793	$613,800	$776,115	$1,877,378	$1,975,819
Average interest rate	7.42%	7.67%	8.00%	7.47%	9.96%	8.54%	8.73%
Floating rate:
Debt	3,411	3,568	141,101	—	15,500	650	164,230	164,230
Average interest rate(a)	3.62%	3.62%	3.62%	—	3.97%	3.12%	3.65%
Interest rate swaps (fixed to floating)(b)
Notional amount	175,000	—	—	225,000	—	—	400,000	5,468
Pay rate	4.31%	—	—	5.29%	—	—	4.87%
Receive rate	7.38%	—	—	7.45%	—	—	7.42%
Total debt	$192,333	$28,089	$156,328	$258,793	$629,300	$776,765	2,041,608
Average interest rate	4.57%	7.16%	4.05%	5.60%	9.71%	8.53%	7.82%
Net discount							(4,253)
Total debt							$2,037,355

(a)	The average floating rate of interest represents the implied forward rate in the yield curve at December 31, 2003.

(b)	The interest rate swaps decreased our interest expense by $7 million during 2003.

     Swap contracts, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for each of the financial institutions that are counterparties to the interest rate swap agreements are AA-.

Sarbanes-Oxley Act Compliance

     During 2004, we devoted an extraordinary amount of internal resources to assure the proper documentation, testing and assessment of our internal control structure, to assure compliance with the Sarbanes-Oxley Act of 2002. In addition to the commitment of internal resources, we estimate that we spent approximately $1 million during 2004 related to this compliance effort. At least a portion of these compliance related costs should not recur in future years.

     For a more detailed discussion of our internal controls and procedures, and of management’s assessment of the effectiveness thereof, see Item 9A of this Annual Report on Form 10-K.

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

•	We are required by GAAP to record an impairment charge when we believe that an investment in one or more of our hotels has been impaired, such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment. We test for impairment when certain events occur, including one or more of the following: projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; events that could cause changes or uncertainty in travel patterns; and a current expectation that, more likely than not, a hotel will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In 2004, we identified two hotels, in 2003, we identified 18 hotels, and in 2002 we identified 33 hotels, that we expect to sell. The shorter probable holding periods related to our decision to sell these hotels was the primary factor that led to impairment charges on these hotels. As we sell these hotels, we may recognize additional losses or gains on sale. In the evaluation of impairment of our hotel assets, and in establishing the impairment charge, we made many assumptions and estimates on a hotel by hotel basis, which included the following:

•	Annual cash flow growth rates for revenues and expenses;

•	Holding periods;

•	Expected remaining useful lives of assets;

•	Estimates in fair values taking into consideration future cash flows, capitalization rates, discount rates and comparable selling prices; and

•	Future capital expenditures.

Changes in these estimates, future adverse changes in market conditions or poor operating results of underlying hotels could result in losses or an inability to recover the carrying value of the hotels that may not be reflected in the hotel’s current carrying value, thereby requiring additional impairment charges in the future.

•	We own a 50% interest in various real estate joint ventures reported under the equity method of accounting. In accordance with GAAP, we record an impairment of these equity method investments when they experience an other than temporary decline in value. Changes in our estimates or future adverse changes in the market conditions of the hotels owned by equity method investments could result in additional declines in value that could be considered other than temporary.

•	We make estimates with respect to contingent liabilities for losses covered by insurance in accordance with Financial Accounting Standard 5, Accounting for Contingencies. We record liabilities for self insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. In 2002, we initially became self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 68 of our hotels. At December 31, 2004, we had 79 of our hotels participating in this program. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves represent estimates at a given accounting date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be reporting lags between the occurrence of the insured event and the time it is actually reported. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $4 million, at December 31, 2004, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We had recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2004.

•	SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establishes accounting and reporting standards for derivative instruments. In accordance with these pronouncements, all of our interest rate swap agreements outstanding at December 31, 2004, were designated as cash flow hedges because they are hedging our exposure to the changes in interest payments on our floating rate debt. These instruments are adjusted to our estimate of their fair market value through accumulated other comprehensive income within partners’ capital. We estimate the fair value of our interest rate swaps and fixed rate debt through the use of a third party valuation. We may use other methods and assumptions to validate the fair market value. At December 31, 2004, our estimate of the fair market value of the interest rate swaps was approximately $0.1 million and represents the amount that we estimate we would currently receive upon termination of these instruments, based on current market rates and reasonable assumptions about relevant future market conditions.

•	Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $349 million. The gross deferred income tax asset associated with these potential future tax deductions was $133 million. We have recorded a valuation allowance equal to 100% of our $133 million deferred tax asset related to our TRSs, because of the uncertainty of realizing the benefit of the deferred tax asset. SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In accordance with SFAS 109, we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Recent Accounting Announcements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No.123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 123R will not have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 153 will not have a material impact on our financial position or results of operations.

Disclosure Regarding Forward Looking Statements

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include “forward looking statements” within the meaning of the federal securities laws. Forward looking statements are not guarantees of future performance. Numerous risks and uncertainties, and the occurrence of future events, may cause actual results to differ materially from those currently anticipated. General economic conditions, including the timing and magnitude of the current recovery in the economy, the realization of anticipated job growth, the impact of U.S. military involvement in the Middle East and elsewhere, future acts of terrorism, the impact on the travel industry of increased security precautions, the availability of capital, the ability to effect sales of non-strategic hotels at anticipated prices, and numerous other factors may affect our future results, performance and achievements. Certain of these risks and uncertainties are described in greater detail under “Cautionary Factors That May Affect Future Results” in Item 1 above, or in our other filings with the Securities and Exchange Commission. Although we believe our current expectations to be based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that actual results will not differ materially.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information and disclosures regarding market risks applicable to us are incorporated herein by reference to the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2004.

Item 8. Financial Statements and Supplementary Data

     Included herein beginning at page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

     We have no employees. FelCor as our sole general partner performs our management functions. Under the supervision and with the participation of FelCor’s management, including its chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and principal financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including its chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

     There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2004, our internal control over financial reporting is effective, based on those criteria.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

     On October 26, 2004, pursuant to a recommendation of FelCor’s Compensation Committee, its board of directors modified the compensation payable to its non-employee directors commencing in 2005. Each non-employee director will receive for his or her annual service a base amount of $35,000, or $40,000 for any member of the Audit Committee other than the Chairman and $45,000 for the Chairman of the Audit Committee, payable in FelCor common stock. In addition, each FelCor director not otherwise being compensated by it will receive $1,000 for each Board of Directors meeting attended in person and $500 for each additional telephonic meeting in which he or she participates, payable in FelCor common stock or cash, at each director’s election.

     Each of FelCor’s non-employee directors will also receive additional compensation for service on particular committees, all payable either in common stock or cash, at each director’s election. If a member of FelCor’s Audit Committee attends more than five Audit Committee meetings during the year, he or she will receive $1,000 for each additional meeting attended in person and $500 for each additional telephonic meeting in which he or she participates. Members of FelCor’s Compensation, Corporate Governance and Executive Committees will receive $1,000 for each meeting of the respective committees attended in person and $500 for each telephonic meeting of the respective committees attended telephonically.

     Finally, each of FelCor’s non-employee directors will receive for their service an annual equity award equal to the lesser of (i) 2,000 shares of FelCor’s common stock or (ii) the number of shares of FelCor’s common stock equal to $20,000 for 2005, $25,000 for 2006, $30,000 for 2007, $35,000 for 2008 and $40,000 for 2009 and thereafter.

     The compensation payable for the prior fiscal year to FelCor’s non-employee directors will be determined at the first meeting of FelCor’s Board of Directors following the end of the fiscal year. With respect to compensation payable in FelCor common stock, all shares of FelCor’s common stock will be issued under one or more of FelCor’s Restricted Stock and Stock Option Plans, but such shares will be fully vested upon the date of grant. The number of shares to be issued shall be determined by dividing (i) the applicable dollar amount (including amounts for which the director has elected to receive common stock), by (ii) the closing price of FelCor’s common stock on the date of grant, and rounded to the nearest whole lot of 100 shares

     Also on October 26, 2004, FelCor’s Compensation Committee approved the terms of compensation payable to its new Chief Financial Officer, Richard A. Smith. Included in that compensation was an initial grant of 150,000 shares of FelCor’s restricted stock. The shares were issued under FelCor’s 2001 Restricted Stock and Stock Option Plan and will be subject to vesting as follows: 50,000 shares vested on January 1, 2005; and the balance will vest at the rate of 20,000 shares per year from January 1, 2006 through January 1, 2010, subject to his continued employment with FelCor. The shares were issued through means of FelCor’s standard form of employee stock grant contract.

PART III. — OTHER INFORMATION

Item 10. Directors and Executive Officers of the Registrant

     We have no directors or officers. FelCor as the general partner performs our management functions. Information about the directors and officers of FelCor called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation

     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) The following is a list of documents filed as a part of this report:

(1)	Financial Statements.

     Included herein at pages F-1 through F-40.

(2)	Financial Statement Schedules.

     The following financial statement schedule is included herein at page F-41 through F-45.

     Schedule III — Real Estate and Accumulated Depreciation for FelCor Lodging Trust Incorporated

     All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

     (b) Exhibits.

     The following exhibits are provided pursuant to the provisions of Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of December 31, 2001 (filed as Exhibit 10.1 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), and incorporated herein by reference.)

3.1.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated April 1, 2002 (filed as Exhibit 10.1.1 to FelCor’s Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

3.1.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated August 31, 2002 (filed as Exhibit 10.1.2 to the 2002 Form 10-K and incorporated herein by reference).

3.1.3	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated October 1, 2002 (filed as Exhibit 10.1.3 to the 2002 Form 10-K and incorporated herein by reference).

3.1.4	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.1.5	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.1.6	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 23, 2004 (filed as Exhibit 10.1.6 to FelCor’s Form 8-K dated as of, and filed on, August 26, 2004, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
4.1	Indenture, dated as of October 1, 1997, by and among FelCor Lodging Limited Partnership, formerly FelCor Suites Limited Partnership (“FelCor LP”), FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (Registration File No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.1	First Amendment to Indenture, dated as of February 5, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (Registration File No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.2	Second Amendment to Indenture and First Supplemental Indenture, dated as of December 30, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated herein by reference).

4.1.3	Third Amendment to Indenture, dated as of March 30, 1999, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.3 to FelCor’s Form 10-Q for the quarter ended March 31, 1999 (the “March 1999 10-Q”) and incorporated herein by reference).

4.1.4	Second Supplemental Indenture, dated as of August 1, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.2.4 to the Registration Statement on Form S-4 (Registration File No. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.5	Third Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.2.5 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.6	Fourth Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.6 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference).

4.2	Indenture, dated as of June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9 to FelCor’s Form 8-K dated as of June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

4.2.1	First Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.2.2	Second Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to the 2002 Form 10-K and incorporated herein by reference).

4.3	Indenture, dated as of May 26, 2004, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Registration File No. 333-117598) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.3	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of InterContinental Hotels, as manager, with respect to FelCor’s InterContinental Hotels branded hotels (included as an exhibit to the Leasehold Acquisition Agreement, which was filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.3.1	Master Amendment to Management Agreements, dated September 17, 2003, by and among FelCor, FelCor LP, FelCor TRS I, L.L.C., FelCor TRS Holdings, L.P., BHR Operations, L.L.C., BHR Lodging Tenant Company, BHR Salt Lake Tenant Company, L.L.C., BHR Hotels Finance, Inc., BHR Dallas Tenant Company, L.P. and BHR Plano Tenant Company, L.P. (filed as Exhibit 10.4.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference).

10.4.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective prior to July 28, 2004 (filed as Exhibit 10.5 to the 2001 Form 10-K and incorporated herein by reference).

10.4.2	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective July 28, 2004 (filed as Exhibit 10.3.2 to FelCor’s Annual report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) and incorporated herein by reference).

10.5	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Doubletree and Doubletree Guest Suites branded hotels (filed as Exhibit 10.6 to the 2001 Form 10-K and incorporated herein by reference).

10.6	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor’s Sheraton and Westin branded hotels (filed as Exhibit 10.7 to the 2001 Form 10-K and incorporated herein by reference).

10.7	Employment Agreement, dated as of July 28, 1994, between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to FelCor’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1994 (the “1994 10-K/A”) and incorporated herein by reference).

10.8	Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.10	1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.11	Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to the September 1999 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.12	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-66041) and incorporated herein by reference).

10.13	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.14	Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.15	Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 99.2 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.16	Form of Severance Agreement for executive officers and certain key employees of FelCor (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

10.17	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to FelCor’s 2004 Form 10-K and incorporated herein by reference).

10.18	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to FelCor’s 2004 Form 10-K and incorporated herein by reference).

10.19	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.18 to FelCor’s 2004 Form 10-K and incorporated herein by reference).

10.20	Loan Agreement, dated as of October 10, 1997, among Bristol Lodging Company, Bristol Lodging Holding Company, Nomura Asset Capital Corporation, as administrative agent and collateral agent for Lenders, and Bankers Trust Company, as co-agent for Lenders (filed as Exhibit 10.10 to the Bristol Hotel Company Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

10.21.1	Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q and incorporated herein by reference).

10.21.2	Promissory Note, dated April 1, 1999, in the original principal amount of $100,000,000, made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1999 (the “June 1999 10-Q”) and incorporated herein by reference).

10.22.1	Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.21.2, also executed by FelCor/CSS Holdings, L.P. with respect to the Embassy Suites Hotel-Anaheim and Embassy Suites Hotel-Deerfield Beach, and by FelCor LP with respect to the Embassy Suites Hotel-Palm Desert (filed as Exhibit 10.24.2 to the June 1999 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.22.2	Form of six separate Promissory Notes, each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites Hotel-Dallas Market Center), $14,000,000 (Embassy Suites Hotel-Dallas Love Field), $12,450,000 (Embassy Suites Hotel-Tempe), $11,550,000 (Embassy Suites Hotel-Anaheim), $8,900,000 (Embassy Suites Hotel-Palm Desert), $15,600,000 (Embassy Suites Hotel-Deerfield Beach) (filed as Exhibit 10.24.1 to the June 1999 10-Q and incorporated herein by reference).

10.23.1	Form Deed of Trust and Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.3 (filed as Exhibit 10.24 to FelCor’s Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”) and incorporated herein by reference).

10.23.2	Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to the June 2000 10-Q and incorporated herein by reference).

10.23.3	Form of fourteen separate Promissory Notes, each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O’Hare Airport, Illinois), $12,500,000 (Chicago O’Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont) and $10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to the June 2000 10-Q and incorporated herein by reference).

10.24.1	Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.23.2 (filed as Exhibit 10.25 to the June 2000 10-Q and incorporated herein by reference).

10.24.2	Form of eight separate Promissory Notes, each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C. and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey) and $26,268,000 (South San Francisco, California) (filed as Exhibit 10.25.1 to the June 2000 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.25.1	Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Hotels, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $115 million loan from lender to borrower (the “Mortgage Loan”) (filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”) and incorporated herein by reference).

10.25.2	Form of Mortgage, Deed of Trust and Security Agreement, each dated April 24, 2003, from FelCor/JPM Hotels, L.L.C., as borrower, and DJONT/JPM Leasing, L.L.C., as lessee, (and, in the case of the Mortgages with respect to the properties located in the State of Florida, FelCor LP) in favor of JPMorgan Chase Bank, as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.28.1 to the March 2003 10-Q and incorporated herein by reference).

10.25.3	Promissory Note, dated April 24, 2003, made by FelCor/JPM Hotels, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $115 million (filed as Exhibit 10.28.2 to the March 2003 10-Q and incorporated herein by reference).

10.26.1	Mezzanine Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Holdings, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $10 million senior mezzanine loan from lender to borrower (the “Senior Mezzanine Loan”) (filed as Exhibit 10.29 to the March 2003 10-Q and incorporated herein by reference).

10.26.2	Pledge and Security Agreement, dated April 24, 2003, from FelCor/JPM Holdings, L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Senior Mezzanine Loan (filed as Exhibit 10.29.1 to the March 2003 10-Q and incorporated herein by reference).

10.26.3	Promissory Note, dated April 24, 2003, made by FelCor/JPM Holdings, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $10 million (filed as Exhibit 10.29.2 to the March 2003 10-Q and incorporated herein by reference).

10.27.1	Junior Mezzanine Loan Agreement, dated April 24, 2003, by and between DJONT/JPM Tenant Co., L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $25 million junior mezzanine loan from lender to borrower (the “Junior Mezzanine Loan”) (filed as Exhibit 10.30 to the March 2003 10-Q and incorporated herein by reference).

10.27.2	Pledge and Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co., L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.1 to the March 2003 10-Q and incorporated herein by reference).

10.27.3	Promissory Note, dated April 24, 2003, made by DJONT/JPM Tenant Co., L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $25 million (filed as Exhibit 10.30.2 to the March 2003 10-Q and incorporated herein by reference).

10.27.4	Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co., L.L.C. in favor of JPMorgan Chase Bank, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.3 to the March 2003 10-Q and incorporated herein by reference).

10.28	Registration Rights Agreement, dated as of May 26, 2004, among FelCor, FelCor LP and Deutsche Bank Securities Inc., as initial purchaser (filed as Exhibit 10.32 to the Registration Statement on Form S-4 (Registration File No. 333-117598) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

10.29	Registration Rights Agreement, dated as of July 6, 2004, among FelCor, FelCor LP and Deutsche Bank Securities Inc., as initial purchaser (filed as Exhibit 10.33 to the Registration Statement on Form S-4 (Registration File No. 333-117598) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.30	Termination Agreement, dated July 28, 2004, by and among FCH/DT BWI Hotel, L.L.C., FCH/DT BWI Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C., DJONT Operations, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM Austin HI Leasing, L.P., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Boca Raton Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., DJONT/JPM Denver Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Orlando I-Drive Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM Troy Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing II, L.L.C., FelCor TRS Holdings, L.P., FelCor LP and JPMorgan Chase Bank (filed as Exhibit 10.31.6 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.31.1	Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor LP (filed as Exhibit 10.34 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.31.2	Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FelCor/JPM Denver Hotel, L.L.C., DJONT/JPM Denver Leasing, L.L.C., FelCor/JPM Troy Hotel, L.L.C., DJONT/JPM Troy Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.34.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.31.3	Form of nine separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $11,000,000 (Wilmington, Delaware), $21,368,000 (Phoenix, Arizona), $5,500,000 (Boca Raton, Florida), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), $5,000,000 (Aurora, Colorado), $6,900,000 (Troy, Michigan) and $24,120,000 (Linthicum, Maryland) (filed as Exhibit 10.34.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.31.4	Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.1	Loan Agreement, dated July 28, 2004, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Brunswick Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C. and FelCor/JPM Orlando I-Drive Hotel, L.L.C., as borrowers, and JPMorgan Chase Bank, as lender, and acknowledged and agreed to by FelCor LP (filed as Exhibit 10.35 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.2	Form of Mortgage, Leasehold Mortgage, Deed of Trust, Deed to Secure Debt and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated July 28, 2004, from FelCor/JPM Atlanta CP Hotel, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., FelCor/JPM Austin HI Holdings, L.P., DJONT/JPM Austin HI Leasing, L.P., FelCor/JPM Brunswick Hotel, L.L.C., DJONT/JPM Brunswick Leasing, L.L.C., FelCor/JPM LBV Hotel, L.L.C., DJONT/JPM LBV Leasing, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C. and DJONT/JPM Orlando I-Drive Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.35.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.3	Promissory Note, dated July 28, 2004, in the original principal amount of $87,000,000 made by FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Brunswick Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C. and FelCor/JPM Orlando I-Drive Hotel, L.L.C., payable to the order of JPMorgan Chase Bank (filed as Exhibit 10.35.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.4	Guaranty of Recourse Obligations of Borrower, dated July 28, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.35.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

14.1	FelCor Code of Business Conduct and Ethics (filed as Exhibit 14.1 to FelCor’s 2004 Form 10-K and incorporated herein by reference).

21.1*	List of Subsidiaries of FelCor LP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates that the document is filed herewith.

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

Date: March 2, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
March 1, 2005	/s/ Donald J. McNamara Donald J. McNamara Chairman of the Board and Director
March 2, 2005	/s/ Thomas J. Corcoran, Jr. Thomas J. Corcoran, Jr. President and Director (Chief Executive Officer)
March 2, 2005	/s/ Richard A. Smith Richard A. Smith Executive Vice President and Chief Financial Officer (Principal Financial Officer)
March 2, 2005	/s/ Lester C. Johnson Lester C. Johnson Senior Vice President and Controller (Principal Accounting Officer)
March 1, 2005	/s/ Melinda J. Bush Melinda J. Bush, Director
Richard S. Ellwood, Director
Richard O. Jacobson, Director
March 1, 2005	/s/ David C. Kloeppel David C. Kloeppel, Director
March 1, 2005	/s/ Charles A. Ledsinger, Jr. Charles A. Ledsinger, Jr., Director
March 2, 2005	/s/ Robert H. Lutz, Jr. Robert H. Lutz, Jr., Director
Robert A. Mathewson, Director
March 1, 2005	/s/ Michael D. Rose Michael D. Rose, Director

FELCOR LODGING LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FelCor Lodging Trust Incorporated:

We have completed an integrated audit of FelCor Lodging Limited Partnership’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 2005

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003
(in thousands)

	2004	2003
ASSETS

Investment in hotels, net of accumulated depreciation of $948,631 in 2004 and $886,168 in 2003	$2,960,390	$3,103,796
Investment in unconsolidated entities	110,843	116,553
Hotels held for sale	255	21,838
Cash and cash equivalents	119,310	231,885
Restricted cash	34,736	19,424
Accounts receivable, net of allowance for doubtful accounts of $905 in 2004 and $1,104 in 2003	47,221	45,385
Deferred expenses, net of accumulated amortization of $14,935 in 2004 and $16,080 in 2003	18,804	24,278
Other assets	26,099	27,734

Total assets	$3,317,658	$3,590,893

LIABILITIES AND PARTNERS’ CAPITAL

Debt, net of discount of $4,529 in 2004 and $4,253 in 2003	$1,767,122	$2,037,355
Distributions payable	8,867	5,504
Accrued expenses and other liabilities	124,922	151,423
Minority interest in other partnerships	46,765	50,197

Total liabilities	1,947,676	2,244,479

Commitments and contingencies

Redeemable units at redemption value, 2,788 and 3,034 units issued and outstanding at December 31, 2004 and 2003, respectively	40,846	33,612

Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 and 5,980 units issued and outstanding at December 31, 2004 and 2003	309,362	149,512
Series B Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2004 and 2003, respectively	169,395	169,395
Common units, 59,817 and 59,120 units issued and outstanding at December 31, 2004 and 2003, respectively	834,599	984,417

Accumulated other comprehensive income	15,780	9,478

Total partners’ capital	1,329,136	1,312,802

Total liabilities, redeemable units and partners’ capital	$3,317,658	$3,590,893

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2004, 2003 and 2002
(in thousands, except per unit data)

	2004	2003	2002
Revenues:
Hotel operating revenue	$1,188,863	$1,110,728	$1,143,968
Retail space rental and other revenue	2,721	1,022	1,646

Total revenues	1,191,584	1,111,750	1,145,614

Expenses:
Hotel departmental expenses	431,982	394,678	390,859
Other property operating costs	349,274	324,202	310,615
Management and franchise fees	61,579	58,711	58,505
Taxes, insurance and lease expense	114,648	117,662	118,715
Abandoned projects	—	—	1,663
Corporate expenses	17,094	14,266	13,756
Depreciation	118,855	123,968	129,565

Total operating expenses	1,093,432	1,033,487	1,023,678

Operating income	98,152	78,263	121,936
Interest expense, net	(149,623)	(165,175)	(162,263)
Impairment loss	(33,760)	(107,409)	(19,247)
Hurricane loss	(2,125)	—	—
Charge-off of deferred financing costs	(6,960)	(2,834)	(3,222)
Loss on early extinguishment of debt	(44,216)	—	—
Gain on swap termination	1,005	—	—

Loss before equity in income of unconsolidated entities, minority interests and gain on sale of assets	(137,527)	(197,155)	(62,796)
Equity in income (loss) from unconsolidated entities	17,121	2,370	(10,127)
Gain on sale of assets	1,167	284	5,861
Minority interests	694	2,811	(1,095)

Loss from continuing operations	(118,545)	(191,690)	(68,157)
Discontinued operations	11,737	(136,231)	(124,141)

Net loss	(106,808)	(327,921)	(192,298)
Preferred distributions	(35,130)	(26,908)	(26,292)

Net loss applicable to common unitholders	$(141,938)	$(354,829)	$(218,590)

Loss per common unit data:
Basic and diluted:
Net loss from continuing operations	$(2.48)	$(3.54)	$(1.53)

Net loss	$(2.29)	$(5.74)	$(3.54)

Weighted average units outstanding	61,984	61,845	61,737
Cash distributions declared on partnership units	$—	$—	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Net loss	$(106,808)	$(327,921)	$(192,298)
Unrealized holding gains from interest rate swaps	147	—	—
Foreign currency translation adjustment	6,155	9,577	277

Comprehensive loss	$(100,506)	$(318,344)	$(192,021)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2004, 2003, and 2002
(in thousands)

			Accumulated
			Other	Total
	Preferred	Partnership	Comprehensive	Partners’
	Units	Units	Income (Loss)	Capital
Balance at December 31, 2001	$293,265	$1,475,926	$(376)	$1,768,815
Foreign exchange translation	—	—	277	277
Issuance of Series B preferred units	25,645	—	—	25,645
Contributions	—	132	—	132
Distributions	—	(63,550)	—	(63,550)
Conversion of preferred units	(3)	—	—	(3)
Allocation from minority units	—	112,804	—	112,804
Net loss	—	(192,298)	—	(192,298)

Balance at December 31, 2002	318,907	1,333,014	(99)	1,651,822
Foreign exchange translation	—	—	9,577	9,577
Contributions	—	2,210	—	2,210
Distributions	—	(26,908)	—	(26,908)
Allocation from redeemable units	—	4,022	—	4,022
Net loss	—	(327,921)	—	(327,921)

Balance at December 31, 2003	318,907	984,417	9,478	1,312,802
Foreign exchange translation	—	—	6,155	6,155
Unrealized gain on hedging translation	—	—	147	147
Issuance of Series A preferred units	159,850	(3,850)	—	156,000
Contributions	—	3,204	—	3,204
Distributions	—	(35,130)	—	(35,130)
Allocation to redeemable units	—	(7,234)	—	(7,234)
Net loss	—	(106,808)	—	(106,808)

Balance at December 31, 2004	$478,757	$834,599	$15,780	$1,329,136

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003, and 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(106,808)	$(327,921)	$(192,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	122,653	140,225	152,817
Gain on sale of assets	(20,589)	(2,660)	(6,061)
Amortization of deferred financing fees	4,161	4,996	5,297
Accretion (amortization) of debt	510	590	407
Allowance for doubtful accounts	199	309	(9)
Amortization of unearned officers’ and directors’ compensation	2,945	2,210	2,088
Equity in loss (income) from unconsolidated entities	(17,121)	(2,370)	10,127
Distributions of income from unconsolidated entities	11,932	2,212	2,196
Charge-off of deferred financing costs	6,960	2,834	3,222
Loss (gain) on early extinguishment of debt	44,216	(1,611)	—
Impairment loss on investment in hotels and hotels held for sale	38,289	245,509	144,085
Minority interests	(694)	(2,811)	1,095
Changes in assets and liabilities:
Accounts receivable	(2,412)	2,597	4,524
Restricted cash operations	(23,467)	2,826	(3,459)
Other assets	(424)	(7,043)	(6,244)
Accrued expenses and other liabilities	(27,069)	(6,978)	(11,750)

Net cash flow provided by operating activities	33,281	52,914	106,037

Cash flows provided by (used in) investing activities:
Acquisition of hotels	(27,759)	—	(49,778)
Improvements and additions to hotels	(95,599)	(64,045)	(60,793)
Cash from consolidation of venture	—	2,705	—
Proceeds from sale of assets	152,686	104,131	29,001
Decrease (increase) in restricted cash-investing	8,155	(689)	239
Cash distributions from unconsolidated entities, net	10,899	6,636	9,114

Net cash flow provided by (used in) investing activities	48,382	48,738	(72,217)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	523,802	321,119	—
Net proceeds from sale of preferred units	158,990	—	23,809
Repayment of borrowings	(838,891)	(198,426)	(62,460)
Payment of debt issue costs	(5,517)	(6,656)	(1,455)
Purchase of FelCor treasury stock, stock grants, and assumed stock options	—	—	(113)
Distributions paid to other partnerships’ minority interests	(4,000)	—	(2,058)
Contribution from minority interest holders	3,247	—	—
Distributions paid to preferred unitholders	(34,757)	(26,908)	(25,907)
Distributions paid to unitholders	—	(9,288)	(31,074)

Net cash flow provided by (used in) financing activities	(197,126)	79,841	(99,258)

Effect of exchange rate changes on cash	2,888	229	27
Net change in cash and cash equivalents	(112,575)	181,722	(65,411)
Cash and cash equivalents at beginning of periods	231,885	50,163	115,574

Cash and cash equivalents at end of periods	$119,310	$231,885	$50,163

Supplemental cash flow information — Interest paid	$162,324	$160,407	$159,401

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was established with six hotels. We held ownership interests in 149 hotels with approximately 41,000 rooms and suites, at December 31, 2004. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, the nation’s second largest lodging Real Estate Investment Trust, or REIT, based on total assets and number of hotels owned. At December 31, 2004, FelCor owned an approximately 95% equity interest in our operations. We are the owner of the largest number of Embassy Suites Hotels®, Crowne Plaza® and independently owned Doubletree®-branded hotels in North America. Our portfolio also includes 69 full, all-suite hotels.

     At December 31, 2004, we had ownership interests in 149 hotels. We owned a 100% real estate interest in 112 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 20 hotels. As a result of our ownership interests in the operating lessees of 144 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. Effective July 1, 2004, we transferred a 49% interest in the lessee of 12 jointly-owned hotels to our joint venture partner, which will share proportionately in the income or loss of the lessee with respect to these hotels. As of December 31, 2004, we own 100% of the consolidated operating lessees of 129 hotels and 51% of the consolidated operating lessees of 20 hotels. The operations of 143 of the 144 hotels were included in continuing operations at December 31, 2004. The remaining hotel was held for sale as of December 31, 2004, and its operations are included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

     At December 31, 2004, we had an aggregate of 62,605,439 redeemable and common units of FelCor LP limited partnership interest outstanding.

     The following table reflects the distribution, by brand, of the 143 hotels included in our consolidated hotel continuing operations at December 31, 2004:

Brand	Hotels	Rooms
Embassy Suites Hotels	56	14,279
Doubletree and Doubletree Guest Suites®	10	2,206
Holiday Inn® — branded	39	12,769
Crowne Plaza and Crowne Plaza Suites®	12	4,025
Sheraton® and Sheraton Suites®	10	3,269
Other brands	16	3,432

Total hotels	143

     The hotels shown in the above table are located in the United States (31 states) and Canada (two hotels), with concentrations in Texas (31 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 56% of our hotel room revenues were generated from hotels in these four states during 2004.

     At December 31, 2004, of the 143 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels corporation, or Hilton, managed 66, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 55, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed 11, (iv) subsidiaries of Interstate Hotels & Resorts, or Interstate, managed 10, and (v) an independent management company manages one.

     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect to previously reported net loss or partners’ capital

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

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

     Investment in Unconsolidated Entities — We own a 50% interest in various real estate ventures in which the partners or members jointly make all material decisions concerning the business affairs and operations. Additionally, we also own a preferred equity interest in one of these real estate ventures. Because we do not control these entities, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 40 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in market value. Any decline that is not expected to recover in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows and market capitalization rates.

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

     We do not depreciate hotel assets so long as they are classified as “held for sale.” Upon designation of a hotel as being “held for sale,” and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost for fair value, less cost to sell, in accordance with SFAS 144. Any such adjustment in the carrying value of a hotel classified as “held for sale” is reflected in discontinued operations. We include in discontinued operations the operating results of those hotels that are classified as “held for sale” or that have been sold.

     Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

     We place cash deposits at major banks. Our bank account balances may exceed the Federal Depository Insurance Limits of $100,000; however, management believes the credit risk related to these deposits is minimal.

     Restricted Cash —Restricted cash includes reserves for capital expenditures, real estate taxes, and insurance, as well as cash collateral deposits due to mortgage debt agreement provisions.

     Deferred Expenses — Deferred expenses, consisting primarily of loan costs, are recorded at cost. Amortization is computed using a method that approximates the interest method over the maturity of the related debt.

     Other Assets — Other assets consist primarily of hotel operating inventories, prepaid expenses and deposits.

     Revenue Recognition — Approximately 99.8% to 99.9% of our revenue is comprised of hotel operating revenues, such as room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 0.1% to 0.2% of our revenue is from retail space rental revenue and other sources.

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

     Capitalized Cost — We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2004, 2003, and 2002, were $3.6 million, $2.0 million and $1.4 million, respectively.

     Net Income (Loss) Per Common Unit— We compute basic earnings per unit by dividing net income (loss) available to common unitholders by the weighted average number of common units outstanding. We compute diluted earnings per unit by dividing net income (loss) available to common unitholders by the weighted average number of common units and equivalents outstanding. Common units equivalents represent units issuable upon exercise of FelCor stock options and FelCor’s unvested officers’ restricted stock grants.

     For all years presented, our Series A Cumulative Preferred Units, or Series A preferred units, if converted to common units, would be antidilutive; accordingly we do not assume conversion of the Series A preferred units in the computation of diluted earnings per unit. For all years presented, FelCor stock options granted are not included in the computation of diluted earnings per unit because the average market price of FelCor's common stock during each respective year exceeded the exercise price of the options.

     Stock Compensation — We apply Accounting Principles Board, or APB, Opinion 25 and related interpretations in accounting for Felcor’s stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, “Accounting for Stock-Based Compensation,” was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” FelCor began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for FelCor’s stock-based compensation plans been determined in accordance with SFAS 123 prior to January 1, 2003, our net income or loss and net income or loss per common unit for the periods presented would approximate the pro forma amounts below (in thousands, except per unit data):

	2004	2003	2002
Loss from continuing operations, as reported	$(118,545)	$(191,690)	$(68,157)
Add stock based compensation included in the net loss, as reported	2,945	2,210	2,088
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(3,001)	(2,355)	(2,617)

Loss from continuing operations, pro forma	$(118,601)	$(191,835)	$(68,686)

Basic and diluted net loss from continuing operations per common unit:
As reported	$(2.48)	$(3.54)	$(1.53)
Pro forma	$(2.48)	$(3.54)	$(1.54)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

     Derivatives — We record derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either partners’ capital equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

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

     Income Taxes — We are a partnership under the Internal Revenue Code. As a partnership, generally our taxable income or loss, or tax credits are passed through to our partners. However, we generally lease our hotels to wholly-owned taxable REIT subsidiaries, or TRSs, that are subject to federal and state income taxes. Through these leases we record room revenue, food and beverage revenue and other revenue related to the operations of our hotels. We account for income taxes in accordance with the provisions of SFAS 109. Under SFAS 109, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

3.	Investment in Hotels

     Investment in hotels at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Building and improvements	$3,032,766	$3,142,853
Furniture, fixtures and equipment	520,441	512,927
Land	316,364	333,060
Construction in progress	39,450	1,124

	3,909,021	3,989,964
Accumulated depreciation	(948,631)	(886,168)

	$2,960,390	$3,103,796

     In 2004, we acquired the 132 room Santa Monica Hotel in California for $27.8 million. We entered into a 14-year management agreement with IHG for the hotel. We utilized cash on hand to acquire this hotel. Discussions of 2004 hotel dispositions are included in our Discontinued Operations footnote.

     In 2003, we sold parking garages adjacent to our hotels in Philadelphia, Pennsylvania, and San Francisco, California, for net sales proceeds of $12.1 million and realized aggregate gains of $0.3 million. Discussions of 2003 hotel dispositions are included in our Discontinued Operations footnote.

     In June 2002, we sold retail space associated with the Allerton Hotel located in Chicago, Illinois, for net proceeds of $16.7 million and recorded a net gain of $5.1 million. In addition, in 2002 we also recognized a $0.2 million gain related to the condemnation of land adjacent to one of our hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Hotels — (continued)

     In April 2002, we sold our 183-room Doubletree Guest Suites hotel in Boca Raton, Florida, and received net sales proceeds of $6.5 million. We recorded a net gain of $0.8 million on the sale.

     We invested $96 million and $64 million in additions and improvements to our consolidated hotels during the years ended December 31, 2004 and 2003, respectively. Additionally our pro rata share of capital expenditures for our unconsolidated hotels were $6 million and $4 million during the years ended December 31, 2004 and 2003, respectively.

4.	Impairment Charge

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

     The estimated cash flows used to test for recoverability are undiscounted cash flow while the cash flows used for determining fair values are discounted using a reasonable capitalization rate, or as earlier noted based on the local market conditions using recent sales of similar assets.

     In 2004, we recorded impairment charges, under the provisions of SFAS 144, of $38.3 million ($33.8 million of which is included in continuing operations and the remainder is included in discontinued operations). The 2004 charges primarily related to 17 assets of which 14 non-strategic hotels were held for investment at December 31, 2004, two were sold during the year and one was held for sale at year end. Ten of these assets were written down to their fair value because the projected undiscounted cash flows for the remaining holding period did not exceed their carrying value. With respect to one hotel, we entered into an option in the third quarter 2004 that would permit the option holder to purchase the hotel for substantially less than its carrying value. The remaining seven hotels experienced lower than expected operating results, compared to prior year and budget, and recently forecasted 2005 hotel operating margins continue to be depressed for these hotels. These seven hotels, among others, are currently being reviewed for possible disposition.

     In 2003, we recorded impairment charges, under the provisions of SFAS 144, of $245.5 million ($107.4 million of which is included in continuing operations and the remainder is included in discontinued operations). The 2003 charges were primarily related to our third quarter decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels, and our fourth quarter decision to sell an additional seven hotels. We tested certain of our previously impaired non-strategic hotels for recoverability during the fourth quarter of 2003 as the result of one or more of the following circumstances: continued operating losses; further declines in revenue, in excess of that in our core portfolio; further reductions in the estimated hold periods; and revised estimates of fair value. As result, we recorded additional impairment charges on certain of the non-strategic hotels identified for sale in 2002.

     In 2002, we recorded impairment charges of $144.1 million under the provisions of SFAS 144 ($19.2 million of which is included in continuing operations and the remainder is included in discontinued operations). This impairment charge related principally to our fourth quarter 2002 decision to sell 33 hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Impairment Charge — (continued)

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

5.	Discontinued Operations

     The results of operations of the 16 hotels sold during 2003, 18 hotels disposed of in 2004 and the one hotel subject to a firm sale contract and designated as held for sale at December 31, 2004, are presented in discontinued operations for the periods presented.

     Condensed combined financial information for the 35 hotels included in discontinued operations is as follows:

	Year Ended December 31,
	2004	2003	2002
Hotel operating revenue	$69,298	$146,316	$172,343
Operating expenses	67,566	147,798	169,815

Operating income (loss)	1,732	(1,482)	2,528
Direct interest costs, net	12	(636)	(2,030)
Impairment	(4,529)	(138,100)	(124,839)
Lease termination expense from asset disposition	(4,900)	—	—
Gain on the early extinguishment of debt	—	1,611	—
Gain on disposition	19,422	2,376	200

Income (loss) from discontinued operations	$11,737	$(136,231)	$(124,141)

     In the first quarter of 2004 we sold four hotels (Holiday Inn Plano, Texas; Hampton Inn Omaha – South West, Nebraska and Crowne Plaza hotels in Jackson, Mississippi and Houston, Texas), for gross proceeds of $30 million.

     In the second quarter of 2004 we sold three hotels (Holiday Inn St. Louis, Missouri and two Holiday Inn & Suites in Odessa, Texas), for gross proceeds of $12 million.

     In the third quarter of 2004 we sold five hotels (Holiday Inn hotels in Beaumont, Texas; Midland, Texas and Albuquerque, New Mexico; an independent hotel in Avon, Colorado and a Holiday Inn & Suites in Omaha, Nebraska), for gross proceeds of $29 million.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Discontinued Operations – (continued)

     In the fourth quarter of 2004 we sold five hotels (a Harvey Hotel in Dallas, Texas; a Homewood Suites in Omaha, Nebraska and Crowne Plaza hotels in Dallas, Texas, Hartford, Connecticut, and Secaucus, New Jersey) for gross proceeds of $86 million.

     From the sale of these hotels we recorded a net gain of $19.4 million.

     We leased the San Francisco Holiday Inn Select Downtown & Spa hotel under a lease that was scheduled to expire in December 2004. In May 2003, the lessor asserted that we were in default of our obligations for maintenance, repair and replacement under the lease, and asserted that the cost of correcting the alleged deficiencies was $13.9 million. The lessor subsequently asserted that we were also in default of our capital expenditure obligations under the lease in the amount of $3 million. In October 2003, we reached a partial settlement with the lessor, pursuant to which we paid the lessor $296,000 in full satisfaction and discharge of certain maintenance obligations that the lessor had valued in its original claim at $470,300. On May 3, 2004, we executed a settlement agreement. Under the terms of the settlement, we paid the lessor $5 million which has been recorded as lease termination expense in the accompanying financial statements. We transferred our interest in the hotel to the lessor as of June 30, 2004, and have been relieved of the obligation to make any additional capital improvements to the hotel and have received a full release of all known and unknown claims and further obligations under the lease. We have also received a release of termination liability to IHG under its management agreement with respect to this hotel upon its termination in connection with the above settlement.

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

     In July 2003, we sold our Doubletree Guest Suites in Nashville, Tennessee, for net proceeds of $3.0 million. In May 2003, we sold two non-strategic hotels, the 138-room Hampton Inn in Moline, Illinois, and the 132-room Hampton Inn in Davenport, Iowa, for aggregate net sales proceeds of $6.4 million. From the sale of these hotels we realized a net loss on disposition of $0.9 million.

6.	Investment in Unconsolidated Entities

     We owned 50% interests in joint venture entities that owned 20 hotels at December 31, 2004, and December 31, 2003. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Entities — (continued)

     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	December 31,
	2004	2003
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$282,028	$326,835
Total assets	$313,104	$384,825
Debt	$218,292	$275,209
Total liabilities	$237,597	$295,552
Equity	$75,507	$89,273

     Debt of our unconsolidated entities at December 31, 2004, consisted of $218.3 million of non-recourse mortgage debt, of which our pro rata share is $109.1 million.

     Summarized unaudited combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	2004		2003	2002
Total revenues	$67,902		$75,456	$84,926
Net income	$16,247	(a)	$9,438	$8,818
Net income attributable to FelCor LP	$18,483		$4,459	$4,409
Preferred return	516		514	1,341
Depreciation of cost in excess of book value	(1,878)		(2,603)	(2,458)
Impairment loss	—		—	(13,419)

Equity in income (loss) from unconsolidated entities	$17,121		$2,370	$(10,127)

(a) Includes $17.5 million from the gain on the sale of residential condominium development in Myrtle Beach, South Carolina, which was realized in 2004. Our share of the gain was $8.8 million. We also recorded additional gains of $1.9 million in our equity in income from unconsolidated entities to reflect the differences between our historical basis in the assets sold and the basis recorded by the condominium joint venture.

     A summary of the components of our investment in unconsolidated entities as of December 31, 2004 and 2003 is as follows:

	2004	2003
Hotel investments	$107,421	$114,178
Land and condominium investments	4,124	2,523
Hotel lessee investments	(702)	(148)

	$110,843	$116,553

     A summary of the components of our equity in income (loss) of unconsolidated entities for the years ended December 31, 2004, 2003, and 2002, are as follows:

	2004	2003	2002
Hotel investments, including an impairment loss in 2002 of $13,419	$17,673	$2,981	$(8,852)
Hotel lessee operations	(552)	(611)	(1,275)

	$17,121	$2,370	$(10,127)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt

Debt at December 31, 2004 and 2003, consists of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	December 31,
	Hotels	December 31, 2004		Date	2004	2003
Promissory note	none	4.31	(a)	June 2016	$650	$650
Senior unsecured term notes	none	—		Oct. 2004	—	174,888
Senior unsecured term notes	none	7.63		Oct. 2007	122,426	124,617
Senior unsecured term notes	none	—		Sept. 2008	—	596,865
Senior unsecured term notes	none	9.00		June 2011	298,409	298,158
Senior unsecured term notes	None	7.19	(b)	June 2011	290,000	—

Total unsecured debt(c)		8.02			711,485	1,195,178

Mortgage debt	15 hotels	5.50		July 2009-2014	192,363	—
Mortgage debt	10 hotels	4.63	(d)	May 2006	144,669	148,080
Mortgage debt	15 hotels	7.24		Nov. 2007	127,316	131,721
Mortgage debt	7 hotels	7.32		April 2009	130,458	92,445
Mortgage debt	6 hotels	7.55		June 2009	67,959	69,566
Mortgage debt	8 hotels	8.70		May 2010	175,504	178,118
Mortgage debt	7 hotels	8.73		May 2010	135,690	138,200
Mortgage debt	1 hotel	4.06	(a)	August 2008	15,500	15,500
Mortgage debt	1 hotel	7.23		September 2005	10,521	11,286
Mortgage debt	8 hotels	7.48		April 2011	49,476	50,305
Other	1 hotel	9.17		August 2011	6,181	6,956

Total secured debt(c)	79 hotels	7.00			1,055,637	842,177

Total(c)		7.41%			$1,767,122	$2,037,355

(a)	Variable interest rate based on LIBOR. The six month LIBOR was 2.78% at December 31, 2004.

(b)	$100 million of these notes were matched with interest rate swap agreements that effectively converted the variable interest rate to a fixed rate.

(c)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2004.

(d)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods.

     We reported interest expense net of interest income of $2.8 million, $2.3 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. We capitalized interest of $1.5 million, $0.6 million and $0.8 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt — (continued)

     In May 2004, we issued $175 million in aggregate principal amount of Senior Floating Notes due June 1, 2011, or the 2011 Notes, and we received net proceeds of $174.1 million. The 2011 Notes bear interest, adjusted semi annually, at the six-month LIBOR plus 4.25% and rank equally with our other existing senior unsecured debt. The 2011 Notes are callable on or after December 1, 2006, at an initial redemption price of 102%. In July 2004, we issued an additional $115 million of the 2011 Notes with identical terms and conditions as the $175 million issued in May 2004.

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

     During 2004, we purchased all $600 million of our 9.5% Senior Notes due 2008 (which bore interest at 10% as a result of the 2003 downgrade of the credit ratings on our senior notes) through tender offers, redemptions and by purchases in the open market, at an average price of $1,063.55 per $1,000 in principal amount. With the retirement of this debt, we recorded a loss on early extinguishment of debt of $41 million of which $38.2 million related to the premium paid in excess of par and $2.8 million related to the charge off of unamortized discount. We also wrote off debt issue costs of $6.5 million.

      In 2004 we also elected to terminated our line of credit and wrote off debt issue costs of $0.2 million. We charged off $2.8 million and $3.2 million of unamortized deferred costs as a result of a reduction of the line of credit commitments in 2003 and 2002, respectively.

     In June 2003, we entered in to a new secured delayed draw facility with JPMorgan Chase Bank for up to $200 million. In 2004, we borrowed $194 million under this facility (collateralized by 15 hotels). The amount drawn under the facility was converted into: (i) $107 million of nine separate fixed rate CMBS loans secured by nine hotels with a weighted average interest rate of 6.5% and with maturity dates ranging form 2009 to 2014, and (ii) $87 million under a cross-collateralized floating rate CMBS loan secured by six hotels with an interest rate of LIBOR plus 2.11% and with a maturity date of 2009, including extension options which are subject to our satisfaction of certain conditions. On July 28, 2004, we cancelled the unused balance of this $200 million facility.

     In December 2004, we closed on $40 million second mortgage financing with regard to seven of our hotels. The second mortgage loan has a fixed interest rate of 6.82% and contains the same terms and conditions as the first mortgage, including the maturity date of March 2009.

     At December 31, 2004, we had aggregate mortgage indebtedness of $1.1 billion that was secured by 79 of our consolidated hotels with an aggregate book value of $1.8 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse provisions. Loans secured by 41 hotels provide for lock-box arrangements. With respect to loans secured by 23 of these hotels, if the debt service coverage ratios fall below certain levels, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, before the balance of the revenues, if any, would be available to the owner to pay the expenses of hotel operations and provide a return to the owner. Eight of these 23 hotels, which accounted for 2% of our total revenues in 2004, are currently below the prescribed debt service coverage ratios and are subject to these lock-box requirements. These eight hotels, in the aggregate, are currently covering their hotel operating expenses, before capital expenditures.

     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a similar lock-box arrangement if a specified debt service coverage ratio was not met. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt — (continued)

prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2004, are currently below the applicable debt service coverage ratio and are subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.

     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and an interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required to meet FelCor’s REIT qualification test; repurchase partnership units; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for, actual cash distributions by unconsolidated entities, gains or losses from asset sales, distributions on preferred units and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. Our debt-to-EBITDA ratio, as defined, was 4.8 to 1, 6.0 to 1 and 5.3 to 1 for the years ended December 31, 2004, 2003 and 2002, respectively. The ratio increased in 2002 and 2003 principally because of the decline in our EBITDA as a result of the recession that began in March of 2001 and was exacerbated by the terrorist attacks of September 11, 2001. These events contributed to a deep and protracted recession in the hospitality industry. Our EBITDA has also decreased due to the sale of non-strategic hotels. Although our current debt-to-EDITDA ratio is slightly below 4.85 to 1, a decline in our EBITDA, as a result of asset sales or adverse economic developments, or an increase in our debt, could again make us subject to this limitation.

     If actual operating results fall significantly below our current expectations, as reflected in our current public guidance, or if interest rates increase substantially above expected levels, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such event we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2005, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2005 and, accordingly, could pay no distributions on our common units.

     Future scheduled principal payments on debt obligations at December 31, 2004, are as follows (in thousands):

Year
2005	$32,319
2006(a)	161,043
2007	263,798
2008	34,595
2009	280,768
2010 and thereafter	999,128

1,771,651
Discount accretion over term	(4,529)

$1,767,122

(a)	Includes $145 million non-recourse mortgage loan maturing in 2006, that may be extended at our option for up to two, one-year periods, subject to certain contingencies.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Derivatives

     On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2004, all of our outstanding hedges were cash flow hedges.

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

     To manage the relative mix of our debt between fixed and variable rate instruments, at December 31, 2004, we had three cash flow interest rate swap agreements with three financial institutions with an aggregate notional value of $100 million. These cash flow swap agreements modify a portion of the interest characteristics of our outstanding variable rate debt, without an exchange of the underlying principal amount, and effectively convert variable rate debt to a fixed rate. These swaps have been 100% effective through December 31, 2004.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Derivatives — (continued)

     To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     At December 31, 2004, we had three interest rate swaps with aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps are designated as cash flow hedges and are marked to market through other comprehensive income. The estimated unrealized net gain on these interest rate swap agreements was approximately $0.1 million at December 31, 2004, and represents the amount we would receive if the agreements were terminated, based on current market rates. The interest rate received on these interest rate swaps is 4.25% plus LIBOR and the interest rate paid is 7.80%.

     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps decreased interest expense by $4.1 million, $7.2 million and $4.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. Our interest rate swaps have monthly to semi-annual settlement dates. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for each of the financial institutions that are counterparties to our interest rate swap agreements are AA-.

     To fulfill requirements under the $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps with a notional amount of $144.7 million. We concurrently sold interest rate caps with identical terms. In July 2004, we purchased 6.5% interest rate caps on LIBOR with a notional amount of $86.4 million to fulfill requirements under an $87 million cross-collateralized floating rate CMBS loan and concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps was $0.02 million at December 31, 2004, resulting in no net earnings impact.

9.	Fair Value of Financial Instruments

     SFAS 107 requires disclosures about the fair value of all financial instruments, whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2004. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) debt is based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) our interest rate swaps and the hedged debt are recorded at estimates of fair value, which are based on the amount that we estimate we would currently receive upon termination of these instruments at current market rates and with reasonable assumptions about relevant future market conditions. The book value and estimated fair value of our debt is $1.8 billion at December 31, 2004.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes

     FelCor has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, FelCor must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is FelCor’s management’s current intent to adhere to these requirements and maintain its REIT status. As a REIT, it generally will not be subject to corporate level federal income taxes on net income it distributions to its stockholders. If it fails to qualify as a REIT in any taxable year, FelCor will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. We are FelCor’s only source of income. Accordingly, we are required to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy the applicable distribution requirement. If FelCor fails to qualify as a REIT, we would be required to distribute to FelCor the funds needed to pay income taxes. Even if FelCor qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income and property and to federal income and excise taxes on undistributed taxable income.

     We generally lease our hotels to wholly-owned TRSs that are subject to federal and state income taxes. In 2004 and 2003, we also contributed certain hotel assets to our wholly-owned TRSs. We account for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Reconciliation between TRSs GAAP net loss and taxable loss:

     The following table reconciles the TRS GAAP net loss to taxable loss for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
GAAP net loss	$(106,808)	$(327,921)	$(192,298)
GAAP net loss not related to taxable subsidiaries	41,849	189,240	137,312

GAAP net loss of taxable subsidiaries	(64,959)	(138,681)	(54,986)
Impairment loss not deductible for tax	8,509	39,303	—
Tax loss in excess of book gains on sale of hotels	(12,128)	(31,423)	—
Depreciation and amortization(a)	(4,948)	(1,625)	—
Employee benefits not deductible for tax	1,040	2,381	(2,924)
Other book/tax differences	(3,216)	(2,997)	9

Tax loss of taxable subsidiaries	$(75,702)	$(133,042)	$(57,901)

(a)	The changes in book/tax differences in depreciation and amortization principally resulting from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes — (continued)

Summary of TRSs net deferred tax asset:

     At December 31, 2004 and 2003, our TRS had a deferred tax asset, prior to any valuation allowance, primarily comprised of the following (in thousands):

	2004	2003
Accumulated net operating losses of our TRS	$112,682	$81,542
Tax property basis in excess of book	10,524	14,476
Accrued employee benefits net deductible for tax	9,046	8,651
Bad debt allowance not deductible for tax	344	420

Gross deferred tax assets	132,596	105,089
Valuation allowance	(132,596)	(105,089)

Net deferred tax asset	$—	$—

     We have provided a 100% valuation allowance against our deferred tax asset as of December 31, 2004 and 2003, due to the uncertainty of realization (because of ongoing operating losses) and, accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations. As of December 31, 2004, the TRS has net operating loss carryforwards for federal income tax purposes of $296 million which are available to offset future taxable income, if any, through 2024.

Reconciliation between FelCor’s REIT GAAP net loss and taxable income loss:

     The following table reconciles FelCor’s REIT GAAP net loss to taxable income (loss) for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
GAAP net loss not related to taxable subsidiary	$(41,849)	$(189,240)	$(137,312)
Losses allocated to unitholders other than FelCor	6,681	17,777	13,717

GAAP net loss from FelCor’s REIT operations	(35,168)	(171,463)	(123,595)
Book/tax differences, net:
Depreciation and amortization(a)	2,386	14,236	32,719
Minority interests	(2,724)	(19,241)	(19,780)
Tax loss in excess of book gains on sale of hotels	(10,893)	(2,736)	(4,681)
Impairment loss not deductible for tax	29,779	206,206	157,504
Other	1,314	(184)	1,355

Taxable income (loss) subject to distribution requirement(b)	$(15,306)	$26,818	$43,522

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90%.

     If we sell any asset acquired from Bristol Hotel Company, or Bristol, within 10 years after our merger with Bristol in 1998, and FelCor recognizes a taxable gain on the sale, FelCor will be taxed at the highest corporate rate on an amount equal to the lesser of the amount of gain that FelCor recognizes at the time of the sale, or the amount of gain that FelCor would have recognized if FelCor had sold the asset at the time of the Bristol merger for its then fair market value. The sales of Bristol hotels that have been made to date have not resulted in any material amount of tax liability. If we are successful in selling the hotels that we have designated as non-strategic, the majority of which are Bristol hotels, FelCor could incur corporate income tax with respect to the related built in gain, the amount of which cannot yet be determined. At the current time, we believe that FelCor will be able to avoid any substantial built in gain tax on these sales through offsetting built in losses, like kind exchanges and other tax planning strategies.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Redeemable Operating Partnership Units and Partners’ Capital

     FelCor is our sole general partner and is obligated to contribute the net proceeds from any issuance of its equity securities to us in exchange for units corresponding in number and terms to the equity securities issued by it. We may also issue units to third parties in exchange for like number of shares of FelCor common stock, or at the option of FelCor, for the cash equivalent thereof. Due to these redemption rights, these limited partnership units have been excluded from partners’ capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 2004, and 2003 there were 2,938,916 and 3,033,533 redeemable units outstanding. During 2004, 245,398 units were exchanged for a like number of FelCor’s common stock issued from treasury stock. During 2003, 256,118 units were exchanged for a like number of common stock issued from treasury stock. During 2002, 5,713,185 units owned by a subsidiary of IHG, were exchanged for a like number of shares of FelCor’s newly issued common stock, and 2,492 units were redeemed for $49,000 in cash. The exchange with IHG resulted in an increase in FelCor’s ownership of limited partnership units from approximately 85% to 95%.

     As of December 31, 2004, FelCor had $757 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under shelf registration statements previously declared effective.

Preferred Units

     FelCor’s board of directors is authorized to provide for the issuance of up to 20 million shares of preferred stock in one or more series, to establish the number of shares in each series, to fix the designation, powers, preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

     In 1996, FelCor issued 6.1 million shares of its Series A preferred stock at $25 per share. In April 2004, FelCor completed the sale of 4.6 million shares of its $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.79 per share, which included accrued dividends of $0.51 per share through April 5, 2004, resulting in net proceeds of $104 million. In August 2004, FelCor completed the sale of an additional 2.3 million shares of its $1.95 Series A Cumulative Convertible Preferred Stock. The shares were sold at a price of $23.22 per share, which included accrued dividends of $0.28 per share through August 22, 2004, resulting in net proceeds of $52 million. The proceeds were contributed to us in exchange for a like number of Series A preferred units. The preference on these units is the same as FelCor’s Series A preferred stock.

     The Series A preferred units bears an annual cumulative distribution payable in arrears equal to the greater of $1.95 per unit or the cash distributions declared or paid for the corresponding period on the number of common units into which the Series A preferred units are then convertible. Each unit of the Series A preferred unit is convertible at the unitholder’s option to 0.7752 units of common partnership units, subject to certain adjustments. During 2000, holders of 69,400 shares of Series A preferred units converted their units to 53,798 common partnership units.

     In 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of its Series B preferred stock at $25 per depositary share. In 2002, FelCor issued 1,025,800 depositary shares, representing 10,258 shares of its Series B preferred stock at $24.37 per depositary share to yield 9.4%. It may call the Series B preferred stock and the corresponding depositary shares at $25 per depositary share. These shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of other securities. The Series B preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual cumulative dividends at the rate of 9% of the liquidation preference (equivalent to $2.25 annually per depositary share). The proceeds from the Series B preferred stock were contributed to us in exchange for a like number of Series B preferred units. The preference on these units is the same as FelCor’s Series B preferred stock.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs

     Accrued distributions payable of $9 million at December 31, 2004, were paid in January 2005.

     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Room revenue	$945,938	$883,834	$910,052
Food and beverage revenue	180,398	167,883	172,917
Other operating departments	62,527	59,011	60,999

Total hotel operating revenues	$1,188,863	$1,110,728	$1,143,968

     Approximately 99.8% of our revenue in 2004 was comprised of hotel operating revenues, which includes room revenue, food and beverage revenue, and revenue from other operating departments (such as telephone, parking and business centers) and 99.9% in 2003 and 2002. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining percentage of our revenue was from retail space rental revenue and other sources in 2004 and 2003. During 2004 we recorded $1 million of other revenue that we received in development fees from the successful completion of a condominium project.

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

     Included in total hotel operating revenue were $23.6 million and $12.9 million for the year ended December 31, 2004 and 2003, respectively, of hotel operating revenue from the consolidation of our joint venture with Interstate in June 2003. This joint venture had been previously accounted for by the equity method.

     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Room	$257,016	$234,242	$228,739
Food and beverage	143,079	133,412	134,694
Other operating departments	31,887	27,024	27,426

Total hotel departmental expenses	$431,982	$394,678	$390,859

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs – (continued)

     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Hotel general and administrative expense	$115,422	$106,466	$105,236
Marketing	102,897	96,400	92,185
Repair and maintenance	67,827	63,696	59,775
Utilities	63,128	57,640	53,419

Total other property operating costs	$349,274	$324,202	$310,615

     Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $392.6 million, $366.2 million and $344.8 million for the year ended December 31, 2004, 2003 and 2002, respectively.

     Included in hotel operating expenses were $18.0 million and $9.7 million of hotel operating expense from the consolidation of our joint venture with Interstate in June 2003. This joint venture had been previously accounted for by the equity method.

13.	Taxes, Insurance and Lease Expense

     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Operating lease expense (a)	$60,543	$56,577	$58,108
Real estate and other taxes	41,102	44,915	46,107
Property, general liability insurance and other	13,003	16,170	14,500

Total taxes, insurance and lease expense	$114,648	$117,662	$118,715

(a)	Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense is $17.1 million, $13.0 million and $15.4 million in percentage rent related to these hotels for the year ended December 31, 2004, 2003 and 2002, respectively.

14.	Land Leases and Hotel Rent

     We lease land occupied by certain hotels from third parties under various operating leases that expire through 2073. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 15 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees. These leases expire through 2015 and require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2004, are as follows (in thousands):

Year
2005	$38,459
2006	35,236
2007	16,171
2008	11,672
2009	11,679
2010 and thereafter	125,879

$239,096

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Earnings Per Unit

     The following table sets forth the computation of basic and diluted earnings per unit for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per unit data):

	2004	2003	2002
Numerator:
Loss from continuing operations	$(118,545)	$(191,690)	$(68,157)
Less: Preferred distributions	(35,130)	(26,908)	(26,292)

Loss from continuing operations and applicable to unitholders	(153,675)	(218,598)	(94,449)
Discontinued operations	11,737	(136,231)	(124,141)

Net loss applicable to unitholders	$(141,938)	$(354,829)	$(218,590)

Denominator:
Denominator for basic loss per unit – weighted average units	61,984	61,845	61,737

Denominator for diluted loss per unit – adjusted weighted average units and assumed conversions	61,984	61,845	61,737

Loss per unit data:
Basic:
Loss from continuing operations	$(2.48)	$(3.54)	$(1.53)

Discontinued operations	$0.19	$(2.20)	$(2.01)

Net loss	$(2.29)	$(5.74)	$(3.54)

Diluted:
Loss from continuing operations	$(2.48)	$(3.54)	$(1.53)

Discontinued operations	$0.19	$(2.20)	$(2.01)

Net loss	$(2.29)	$(5.74)	$(3.54)

     Securities that could potentially dilute basic earnings per unit in the future that were not included in computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2004	2003	2002
FelCor stock options	—	—	7
FelCor restricted shares granted but not vested	395	303	317
Series A preferred units	9,985	4,636	4,636

     Series A preferred distributions that would be excluded from net income (loss) applicable to unitholders, if the Series A preferred units were dilutive, were $19.9 million in 2004 and $11.7 million for 2003 and 2002.

16.	Commitments, Contingencies and Related Party Transactions

     Our general partner, FelCor shares the executive offices and certain employees with FelCor, Inc. (controlled by Thomas J. Corcoran, Jr., President and CEO), and it paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. Any such allocation of shared expenses must be approved by a majority of FelCor’s independent directors. FelCor, Inc. had a 10% ownership interest in one hotel and limited other investments. FelCor, Inc. paid $50,000, $46,000 and $50,000 for shared office costs in 2004, 2003 and 2002, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitments, Contingencies and Related Party Transactions — (continued)

     In an effort to keep our cost of insurance within reasonable limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. Our terrorism insurance has per occurrence and aggregate limits of $50 million. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 79 of our hotels; the remainder of our hotels participate in general liability programs of our managers, with no deductible. Due to our general liability deductible for the 79 hotels, we maintain reserves to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. At December 31, 2004 and 2003, our reserve for this self-insured portion of general liability claims was $3.9 million and $4.2 million, respectively. Our property program has a $100,000 all risk deductible, a deductible of 2% of insured value for named windstorm and a deductible of 5% of insured value for California quake. No reserves have been established as of December 31, 2004, for these property deductibles, as no related losses are estimated to have been incurred. Should such uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results and cash flows.

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

     With the exception of 77 hotels whose rights to use a brand name are contained in the management agreement governing their operations, and our one hotel that does not operate under a nationally recognized brand name, each of our hotels operates under a franchise or license agreement. Typically, our franchise or license agreements provide for a royalty fee of 4% of room revenues to be paid to the franchisor.

     In the event we breach one of our Embassy Suites Hotels franchise license agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

     Under the management agreement entered into with IHG in July 2001, we were obligated to reinvest the net proceeds from the sale of any IHG managed hotel in other IHG managed hotels or pay substantial liquidated damages to IHG. This potential exposure to liquidated damages made it impractical to see certain hotels and use the proceeds to pay down debt. In September 2003, we completed an amendment to the IHG management agreement covering 78 of our hotels, pursuant to which we extended the term of the management contracts on 27 hotels from 2013 to 2018 and, in exchange, we received from IHG a liquidated damage credit of $25 million to apply to the satisfaction of liquidated damages otherwise payable to IHG upon the sale of certain IHG managed hotels where the proceeds of sale were applied to the reduction of our debt rather than to reinvestment in IHG managed hotels. At the end of December 2004, we had utilized all of the $25 million liquidated damages credit available to us. Following the full utilization of this credit, we were again required to reinvest the proceeds from the further sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial liquidated damages to IHG.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitments, Contingencies and Related Party Transactions — (continued)

     At March 1, 2004, we had a reinvestment requirement of $17 million. If we do not fulfill this reinvestment obligation within 12 months of the date of sale, we will be required to pay liquidated damages to IHG aggregating $5.3 million. Thirteen of the 18 remaining hotels identified for sale are managed by IHG and subject to the reinvestment obligations in the event they are sold. We will incur additional reinvestment obligations of approximately $76 million if these hotels are sold at currently estimated prices or, if the proceeds of sale are not so reinvested, we will incur approximately $19 million in additional liquidated damages for which we would be liable to IHG.

     Interstate Hotels & Resorts, which is our partner in the ownership of eight hotels declined to make further capital contributions to the venture, beginning in 2004. In order to sustain this venture, we made $3 million in advances in 2004, and an additional $1 million in 2005, with a priority in right (but no assurance) of return. We have received a request for additional funding of $2.5 million; however, we have determined that it is not in our best interest to continue funding the further cash shortfalls related to this venture, and have notified the lender to that effect. This venture, which we consolidate, currently has $49 million in non-recourse debt secured by the eight hotels owned by the venture. We have written down our investment in this venture below the current debt balance. We are considering our options with regard to this venture, one of which is to surrender the hotels to the lender. We do not expect any such action to have a material adverse effect on our financial statements.

17.	Supplemental Cash Flow Disclosure

     At December 31, 2004, $10.1 million of aggregate preferred distributions had been declared for payment in January 2005. At December 31, 2003, and 2002 $6 million and $15 million, respectively, of aggregate preferred distributions and common unit distributions had been declared for payment in the following January.

     As a result of the exchange of 245,398 units and 256,118 units for FelCor common stock in 2004 and 2003, respectively, we recorded a reduction in redeemable units of $1.1 million in 2004 and $2.3 million in 2003 and a corresponding increase in partners’ capital.

     As the result of IHG’s 2002 exchange of 5,713,185 units for FelCor common stock, we recorded a reduction in redeemable units of $73.4 million and a corresponding increase in partners’ capital.

     Depreciation expense is comprised of the following (in thousands):

	For the years ending December 31,
	2004	2003	2002
Depreciation from continuing operations	$118,855	$123,968	$129,565
Depreciation from discontinued operations	3,798	16,257	23,252

Total depreciation expense	$122,653	$140,225	$152,817

     For the year ended December 31, 2004, repayment of borrowings of $838.9 million consisted of $775.0 million early retirement of senior notes, $18.9 million of normal recurring principal payments, $41.3 million of premium paid in excess of par on the retirement of the senior notes and $3.7 million to retire interest rate swaps. For the years ended December 31, 2003 and 2002, the repayment of borrowings consisted entirely of debt repayment and normal recurring principal payments.

18.	FelCor Stock Based Compensation Plans

     We have no employees. FelCor as our sole general partner performs our management functions. Upon the issuance of any stock, FelCor is obligated to contribute the proceeds to us, if any, in exchange for a like number of units.

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

     FelCor is authorized to issue 3,700,000 shares of common stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest either over five equal annual installments (20% per year), beginning in the year following the date of grant or 100% at the end of a four-year vesting term. Under the FelCor Plans, there were 695,787 shares available for grant at December 31, 2004.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	FelCor Stock Based Compensation Plans — (continued)

     The options outstanding under the Bristol Plans generally vest either in four equal annual installments (25% per year) beginning in the second year following the original date of award, in five equal annual installments (20% per year) beginning in the year following the original date of award, or on a single date that is three to five years following the original date of the award. Options covering 75,693 shares were outstanding under the Bristol Plans at December 31, 2004.

Stock Options

     A summary of the status of FelCor’s non-qualified stock options under the Plans as of December 31, 2004, 2003 and 2002, and the changes during these years are presented in the following tables:

	2004		2003		2002
		Weighted		Weighted		Weighted
	No. Shares of	Average	No. Shares of	Average	No. Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year	1,911,544	$22.72	1,990,830	$22.70	2,054,568	$22.70
Forfeited	(432,784)	$15.91	(79,286)	$22.15	(63,738)	$22.82

Outstanding at end of year	1,478,760	$24.72	1,911,544	$22.72	1,990,830	$22.70

Exercisable at end of year	1,333,760	$24.24	1,664,594	$23.70	1,655,300	$23.74

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.
Range of	Outstanding	Remaining	Wgtd Avg.	Number Exercisable	Wgtd. Avg.
Exercise Prices	at 12/31/04	Life	Exercise Price	at 12/31/04	Exercise Price
$15.62 to $22.56	1,117,480	4.36	$21.05	972,480	$19.03
$24.18 to $36.12	296,280	1.62	$29.34	296,280	$29.34
$36.63	65,000	2.47	$36.63	65,000	$36.63

$15.62 to $36.63	1,478,760	3.73	$23.40	1,333,760	$24.24

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000 when options were granted: dividend yield of 12.44% to 11.28%; risk free interest rates are different for each grant and range from 4.33% to 6.58%; the expected lives of options are six years; and volatility of 21.04% for 2001 grants and 18.22% for 2000 grants. The weighted average fair value of options granted during 2001, was $0.85 per share. FelCor issued no stock options in 2004, 2003 and 2002.

Restricted Stock

     A summary of the status of FelCor’s restricted stock grants as of December 31, 2004, 2003, and 2002, and the changes during these years are presented below:

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Stock Based Compensation Plans — (continued)

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Market		Fair Market		Fair Market
		Value		Value		Value
	No. Shares	at Grant	No. Shares	at Grant	No. Shares	at Grant
Outstanding at beginning of the year	731,031	$22.03	633,281	$23.73	570,575	$24.40
Granted(a):
With immediate vesting(b)	26,500	$10.00	27,400	$10.98	19,100	$17.55
With 4-year pro rata vesting	295,040	$10.00
Vesting within 12 months of grant	50,000	$12.47
With 5-year pro rata vesting	110,000	$12.25	70,350	$10.98	43,606	$17.71
Forfeited	(25,365)	$18.19			—

Outstanding at end of year	1,187,206	$17.54	731,031	$22.03	633,281	$23.73

Vested at end of year	557,766	$20.52	431,150	$21.49	316,715	$21.78

(a)	All shares granted are issued out of treasury except for 6,300, 6,900 and 4,100 of the restricted shares issued to directors during the years ended December 31, 2004, 2003 and 2002, respectively.

(b)	Shares awarded to FelCor’s directors.

19.	Employee Benefits

     We have no employees. FelCor as our sole general partner performs our management functions.

     FelCor offers a 401(k) plan, health insurance benefits and a deferred compensation plan to its employees. FelCor’s matching contribution to its 401(k) plan was $0.6 million, for 2004 and 2003 and $0.5 million for 2002. The cost of health insurance benefits were $0.6 million during each of the years ended December 31, 2004, 2003 and 2002. The deferred compensation plan FelCor offers is available only to its directors and qualifying senior officers. FelCor makes no matching or other contributions to the deferred compensation plan, other than the payment of its operating and administrative expenses.

     The employees at our hotels are employees of the respective management companies. Under the management agreements, we reimburse the management companies for the compensation and benefits related to the employees who work at our hotels. We are not, however, the sponsors of their employee benefit plans and have no obligation to fund these plans.

20.	Segment Information

     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one operating segment.

     The following table sets forth revenues for continuing operations, and investment in hotel assets represented by, the following geographical areas as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Revenue			Investment in Hotel Assets
	2004	2003	2002	2004	2003	2002
California	$194,951	$183,803	$190,980	$727,375	$677,381	$689,761
Texas	185,283	172,987	175,787	674,590	766,134	839,192
Florida	145,619	132,963	133,995	529,480	515,640	547,627
Georgia	105,390	94,636	96,862	356,925	359,004	320,890
Other states	535,561	506,076	526,000	1,559,156	1,615,529	1,780,837
Canada	24,780	21,285	21,990	61,495	56,276	77,311

Total	$1,191,584	$1,111,750	$1,145,614	$3,909,021	$3,989,964	$4,255,618

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Recently Issued Statements of Financial Accounting Standards

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No.123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 123R will not have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 153 will not have a material impact on our financial position or results of operations.

22.	Quarterly Operating Results (unaudited)

     Our unaudited consolidated quarterly operating data for the years ended December 31, 2004 and 2003, follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in partners’ capital and cash flows for a period of several years.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Quarterly Operating Results (unaudited) – (continued)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Total revenues	$289,326	$312,662	$304,975	$284,621
Net income (loss) from continuing operations	$(18,667)	$(33,646)	$(37,641)	$(28,591)
Discontinued operations	$(3,439)	$(106)	$(1,566)	$16,848
Net loss (a)	$(22,106)	$(33,752)	$(39,207)	$(11,743)
Net loss applicable to unitholders	$(28,833)	$(42,722)	$(48,550)	$(21,834)
Comprehensive loss	$(22,568)	$(34,261)	$(34,718)	$(8,959)
Diluted per common unit data:
Net loss from continuing operations	$(0.41)	$(0.69)	$(0.75)	$(0.62)
Discontinued operations	$(0.06)	$(0.00)	$(0.03)	$0.27
Net loss	$(0.47)	$(0.69)	$(0.78)	$(0.35)
Weighted average units outstanding	61,970	61,982	61,978	61,981

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Total revenues	$268,187	$287,988	$285,616	$269,959
Net loss from continuing operations	$(22,252)	$(13,496)	$(73,296)	$(82,646)
Discontinued operations	$(395)	$(8,201)	$(59,636)	$(68,000)
Net loss(b)	$(22,647)	$(21,696)	$(132,932)	$(150,645)
Net loss applicable to unitholders	$(29,374)	$(28,423)	$(139,659)	$(157,372)
Comprehensive loss	$(17,829)	$(15,479)	$(133,113)	$(151,923)
Diluted per common unit data:
Net loss from continuing operations.	$(0.47)	$(0.33)	$(1.30)	$(1.44)
Discontinued operations	$(0.01)	$(0.13)	$(0.96)	$(1.10)
Net loss	$(0.48)	$(0.46)	$(2.26)	$(2.54)
Weighted average units outstanding	61,821	61,845	61,851	61,851

(a)	The third and fourth quarter’s net loss in 2004 include impairment charges of $33.0 million and $5.3 million, respectively. The second, third and fourth quarter’s net loss in 2004 also includes loss from earlier retirement of debt of $31.2 million, $12.9 million and $5.8 million, respectively.

(b)	The second, third, and fourth quarter’s net loss in 2003 include impairment charges of $7.8 million, $112.7 million and $125.0 million, respectively.

     In accordance with SFAS 144, amounts previously reported in continuing operations have been reclassified to discontinued operations upon sale of hotels or the designation of hotels as “held for sale” in subsequent periods.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Consolidating Financial Information

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

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Net investment in hotel properties	$193,695	$1,019,779	$1,746,916	$—	$2,960,390
Equity investment in consolidated entities	1,769,874	—	—	(1,769,874)	—
Investment in unconsolidated entities	76,190	34,653	—	—	110,843
Assets held for sale	—	255	—	—	255
Cash and cash equivalents	84,829	29,387	5,094	—	119,310
Restricted cash	9,287	2,195	23,254	—	34,736
Accounts receivable	3,426	43,787	8	—	47,221
Deferred assets	8,917	1,218	8,669	—	18,804
Other assets	9,852	16,185	62	—	26,099

Total assets	$2,156,070	$1,147,459	$1,784,003	$(1,769,874)	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$776,790	$160,337	$829,995	$—	$1,767,122
Distributions payable	8,867	—	—	—	8,867
Accrued expenses and other liabilities	(765)	106,047	19,639	—	124,921
Minority interest — other partnerships	1,195	(5,353)	50,923	—	46,765

Total liabilities	786,087	261,031	900,557	—	1,947,675

Redeemable units, at redemption value	40,846	—	—	—	40,846

Preferred units	478,757	—	—	—	478,757
Common units	850,380	870,648	883,446	(1,769,874)	834,600
Accumulated other comprehensive income	—	15,780	—	—	15,780

Total partners’ capital	1,329,137	886,428	883,446	(1,769,874)	1,329,137

Total liabilities, redeemable units and partners’ capital	$2,156,070	$1,147,459	$1,784,003	$(1,769,874)	$3,317,658

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Consolidating Financial Information — (continued)

CONSOLIDATING BALANCE SHEET
December 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Net investment in hotel properties	$276,342	$1,080,594	$1,746,860	$—	$3,103,796
Equity investment in consolidated entities	2,079,399	—	—	(2,079,399)	—
Investment in unconsolidated entities	93,337	23,216	—	—	116,553
Assets held for sale	—	6,238	15,600	—	21,838
Cash and cash equivalents	168,224	59,241	4,420	—	231,885
Restricted cash	1,833	1,991	15,600	—	19,424
Accounts receivable	2,214	40,568	2,603	—	45,385
Deferred assets	15,133	783	8,362	—	24,278
Other assets	10,467	14,992	2,275	—	27,734

Total assets	$2,646,949	$1,227,623	$1,795,720	$(2,079,399)	$3,590,893

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$1,261,460	$123,519	$652,376	$—	$2,037,355
Distributions payable	5,504	—	—	—	5,504
Accrued expenses and other liabilities	25,009	(217,023)	343,437	—	151,423
Minority interest — other partnerships	8,562	(3,797)	45,432	—	50,197

Total liabilities	1,300,535	(97,301)	1,041,245	—	2,244,479

Redeemable units, at redemption value	33,612	—	—	—	33,612

Preferred units	318,907	—	—	—	318,907
Common units	993,895	1,315,446	754,475	(2,079,399)	984,417
Accumulated other comprehensive income	—	9,478	—	—	9,478

Total partners’ capital	1,312,802	1,324,924	754,475	(2,079,399)	1,312,802

Total liabilities, redeemable units and partners’ capital	$2,646,949	$1,227,623	$1,795,720	$(2,079,399)	$3,590,893

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,188,863	$—	$—	$1,188,863
Percentage lease revenue	33,847	—	203,971	(237,818)	—
Other revenue	1,721	1,000	—	—	2,721

Total revenue	35,568	1,189,863	203,971	(237,818)	1,191,584

Expenses:
Hotel operating expense	—	842,835	—	—	842,835
Taxes, insurance and lease expense	(2,291)	325,973	28,784	(237,818)	114,648
Corporate expenses	3,754	8,528	4,812	—	17,094
Depreciation	11,343	43,064	64,448	—	118,855

Total operating expenses	12,806	1,220,400	98,044	(237,818)	1,093,432

Operating income (loss)	22,762	(30,537)	105,927	—	98,152
Interest expense, net	(74,556)	(9,066)	(66,001)	—	(149,623)
Charge-off of deferred financing cost	(6,960)	—	—	—	(6,960)
Loss on early extinguishment of debt	(44,216)	—	—	—	(44,216)
Impairment loss	(23,623)	(10,137)	—	—	(33,760)
Hurricane loss	—	(2,125)	—	—	(2,125)
Gain on swap termination	1,005	—	—	—	1,005

Loss before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(125,588)	(51,865)	39,926	—	(137,527)
Equity in income from consolidated entities	11,891	—	—	(11,891)	—
Equity in income from unconsolidated entities	7,006	10,115	—	—	17,121
Gain on sale of asset	—	—	1,167	—	1,167
Minority interests in other partnerships	(117)	2,366	(1,555)	—	694

Loss from continuing operations	(106,808)	(39,384)	39,538	(11,891)	(118,545)
Discontinued operations from consolidated entities	—	11,731	6	—	11,737

Net loss	(106,808)	(27,653)	39,544	(11,891)	(106,808)
Preferred distributions	(35,130)	—	—	—	(35,130)

Net loss applicable to unitholders	$(141,938)	$(27,653)	$39,544	$(11,891)	$(141,938)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,109,209	$1,519	$—	$1,110,728
Percentage lease revenue	40,843	—	168,655	(209,498)	—
Other revenue	628	376	18	—	1,022

Total revenue	41,471	1,109,585	170,192	(209,498)	1,111,750

Expenses:
Hotel operating expense	226	776,496	869	—	777,591
Taxes, insurance and other	4,638	298,745	23,777	(209,498)	117,662
Corporate expenses	3,158	7,540	3,568	—	14,266
Depreciation	15,454	47,230	61,284	—	123,968

Total operating expenses	23,476	1,130,011	89,498	(209,498)	1,033,487

Operating income	17,995	(20,426)	80,694	—	78,263
Interest expense, net	(95,444)	(9,952)	(59,779)	—	(165,175)
Charge-off of deferred financing cost	(2,830)	(4)	—	—	(2,834)
Gain (loss on early extinguishment of debt	—	(351)	351	—	—
Impairment loss	(1,424)	(74,727)	(31,258)	—	(107,409)

Loss before equity in income (loss) from unconsolidated entities, minority interests, and gain on sale of assets	(81,703)	(105,460)	(9,992)	—	(197,155)
Equity in income from consolidated entities	(234,372)	—	—	234,372	—
Equity in loss from unconsolidated entities	2,708	(338)	—	—	2,370
Minority interests in other partnerships	369	1,249	1,193	—	2,811
Gain (loss) on sale of assets	(221)	495	10	—	284

Loss from continuing operations	(313,219)	(104,054)	(8,789)	234,372	(191,690)
Discontinued operations from consolidated entities	(14,702)	(94,937)	(26,592)	—	(136,231)

Net loss	(327,921)	(198,991)	(35,381)	234,372	(327,921)
Preferred distributions	(26,908)	—	—	—	(26,908)

Net loss applicable to unitholders	$(354,829)	$(198,991)	$(35,381)	$234,372	$(354,829)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,141,441	$2,527	$—	$1,143,968
Percentage lease revenue	55,713	—	136,379	(192,092)	—
Other revenue	1,601	—	45	—	1,646

Total revenue	57,314	1,141,441	138,951	(192,092)	1,145,614

Expenses:
Hotel operating expense	383	757,761	1,835	—	759,979
Taxes, insurance and lease expense	5,861	283,282	21,664	(192,092)	118,715
Corporate expenses	2,300	6,290	5,166	—	13,756
Depreciation	21,222	57,520	50,823	—	129,565
Abandoned projects	1,663	—	—	—	1,663

Total operating expenses	31,429	1,104,853	79,488	(192,092)	1,023,678

Operating (loss) income	25,885	36,588	59,463	—	121,936
Interest expense, net	(105,642)	(11,783)	(44,838)	—	(162,263)
Charge-off of deferred financing cost	(3,216)	(6)	—	—	(3,222)
Impairment loss	(8,949)	1,631	(11,929)	—	(19,247)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(91,922)	26,430	2,696	—	(62,796)
Equity in income from consolidated entities	(64,707)	—	—	64,707	—
Equity in income from unconsolidated entities	(8,987)	(1,140)	—	—	(10,127)
Gain on sale of assets	—	5,861	—	—	5,861
Minority interests in other partnerships	—	—	(1,095)	—	(1,095)

Income (loss) from continuing operations	(165,616)	31,151	1,601	64,707	(68,157)
Discontinued operations from consolidated entities	(26,682)	(48,148)	(49,311)	—	(124,141)

Net income (loss)	(192,298)	(16,997)	(47,710)	64,707	(192,298)
Preferred distributions	(26,292)	—	—	—	(26,292)

Net income (loss) applicable to unitholders	$(218,590)	$(16,997)	$(47,710)	$64,707	$(218,590)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(68,347)	$10,610	$91,018	$33,281
Cash flows from (used in) investing activities	2,069	68,665	(22,352)	48,382
Cash flows from (used in) financing activities	(17,117)	(112,017)	(67,992)	(197,126)
Effect of exchange rates changes on cash	—	2,888	—	2,888

Change in cash and cash equivalents	(83,395)	(29,854)	674	(112,575)
Cash and cash equivalents at beginning of period	168,224	59,241	4,420	231,885

Cash and equivalents at end of period	$84,829	$29,387	$5,094	$119,310

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(63,819)	$21,159	$95,574	$52,914
Cash flows from (used in) investing activities	(10,822)	81,582	(22,022)	48,738
Cash flows from (used in) financing activities	218,539	(67,052)	(71,646)	79,841
Effect of exchange rates changes on cash	—	229	—	229

Change in cash and cash equivalents	143,898	35,918	1,906	181,722
Cash and cash equivalents at beginning of period	24,326	23,323	2,514	50,163

Cash and equivalents at end of period	$168,224	$59,241	$4,420	$231,885

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(53,402)	$80,682	$78,757	$106,037
Cash flows from (used in) investing activities	(55,408)	(5,000)	(11,809)	(72,217)
Cash flows from (used in) financing activities	65,057	(98,918)	(65,397)	(99,258)
Effect of exchange rates changes on cash	—	27	—	27

Change in cash and cash equivalents	(43,753)	(23,209)	1,551	(65,411)
Cash and cash equivalents at beginning of period	68,079	46,532	963	115,574

Cash and equivalents at end of period	$24,326	$23,323	$2,514	$50,163

FELCOR LODGING LIMITED PARTNERSHIP

Schedule III — Real Estate and Accumulated Depreciation
as of December 31, 2004
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Which			Which
			and		and		and		Depreciation	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Birmingham, AL (1)	$16,438	$2,843	$29,286	$0	$784	$2,843	$30,070	$32,913	$6,892	1987	1/3/1996	15 - 40 Yrs
Montgomery East I-85, AL (2)	569	830	7,222	9	2,801	839	10,023	10,862	1,684	1964	7/28/1998	15 - 40 Yrs
Phoenix - Biltmore, AZ (1)	21,209	0	38,998	4,695	1,388	4,695	40,386	45,081	9,184	1985	1/3/1996	15 - 40 Yrs
Phoenix Crescent Hotel, AZ (3)	25,266	3,608	29,583	0	1,337	3,608	30,920	34,528	5,658	1986	6/30/1997	15 - 40 Yrs
Phoenix Scottsdale/Downtown, AZ (4)	3,125	0	7,622	0	34	0	7,656	7,656	1,497	1970	7/28/1998	15 - 40 Yrs
Phoenix Tempe, AZ (1)	11,281	3,951	34,371	0	1,032	3,951	35,403	39,354	5,858	1986	5/4/1998	15 - 40 Yrs
Dana Point – Doheny Beach, CA (5)	0	1,787	15,545	0	1,262	1,787	16,807	18,594	3,247	1992	2/21/1997	15 - 40 Yrs
Irvine - Orange County Airport (Newport Beach), CA (6)	0	4,953	43,109	0	1,995	4,953	45,104	50,057	7,355	1986	7/28/1998	15 - 40 Yrs
Los Angeles - Anaheim (Located near Disneyland Park®), CA (1)	10,466	2,548	14,832	0	1,056	2,548	15,888	18,436	3,762	1987	1/3/1996	15 - 40 Yrs
Los Angeles International Airport - South, CA (1)	0	2,660	17,997	0	1,069	2,660	19,066	21,726	5,086	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (1)	28,309	4,021	23,677	0	1,709	4,021	25,386	29,407	5,837	1987	1/3/1996	15 - 40 Yrs
Milpitas - San Jose North (Milpitas – Silicon Valley), CA (6)	0	4,127	35,917	0	6,040	4,127	41,957	46,084	7,019	1987	7/28/1998	15 - 40 Yrs
Napa Valley, CA (1)	14,872	3,287	14,205	0	1,234	3,287	15,439	18,726	3,450	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach Resort & Conference Center, CA (1)	33,509	2,930	22,125	1	2,085	2,931	24,210	27,141	5,301	1986	5/8/1996	15 - 40 Yrs
Palm Desert – Palm Desert Resort, CA (1)	8,065	2,368	20,598	5	1,943	2,373	22,541	24,914	3,768	1984	5/4/1998	15 - 40 Yrs
Pleasanton (San Ramon Area), CA (6)	0	3,152	27,428	0	268	3,152	27,696	30,848	4,441	1986	7/28/1998	15 - 40 Yrs
San Diego - On the Bay, CA (2)	0	0	68,229	0	4,303	0	72,532	72,532	11,967	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport – Burlingame, CA (1)	0	0	39,929	0	396	0	40,325	40,325	9,264	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport - South San Francisco, CA (1)	24,800	3,418	31,737	0	1,241	3,418	32,978	36,396	7,506	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (2)	0	0	61,883	0	1,642	0	63,525	63,525	12,418	1970	7/28/1998	15 - 40 Yrs
San Francisco - Union Square, CA (6)	0	8,466	73,684	(453)	3,581	8,013	77,265	85,278	12,336	1970	7/28/1998	15 - 40 Yrs
Santa Barbara, CA (2)	5,029	1,683	14,647	0	357	1,683	15,004	16,687	2,376	1969	7/28/1998	15 - 40 Yrs
Santa Monica, CA (2)	0	10,200	16,570	0	9	10,200	16,579	26,779	346	1967	3/11/2004	15 - 40 Yrs
Toronto - Airport, Canada (9)	0	0	21,041	0	9,787	0	30,828	30,828	4,397	1970	7/28/1998	15 - 40 Yrs
Toronto - Yorkdale, Canada (2)	0	1,566	13,633	408	9,044	1974	22,677	24,651	3,434	1970	7/28/1998	15 - 40 Yrs
Denver, CO (7)	4,963	2,432	21,158	0	792	2,432	21,950	24,382	3,612	1989	3/15/1998	15 - 40 Yrs
Stamford, CT (9)	0	0	37,154	0	3,807	0	40,961	40,961	6,354	1984	7/28/1998	15 - 40 Yrs
Wilmington, DE (7)	10,918	1,379	12,487	0	9,808	1,379	22,295	23,674	3,609	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (1)	5,459	1,868	16,253	0	131	1,868	16,384	18,252	3,836	1989	2/28/1996	15 - 40 Yrs
Cocoa Beach - Oceanfront, FL (2)	0	2,285	19,892	0	12,283	2,285	32,175	34,460	6,037	1960	7/28/1998	15 - 40 Yrs
Deerfield Beach, FL (1)	14,136	4,523	29,443	68	1,281	4,591	30,724	35,315	7,051	1987	1/3/1996	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2004
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Which			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Ft. Lauderdale – 17th Street, FL (1)	21,786	5,329	47,850	(163)	2,166	5,166	50,016	55,182	11,495	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (11)	12,165	3,009	26,177	0	1,181	3,009	27,358	30,367	4,559	1986	5/4/1998	15 - 40 Yrs
Jacksonville - Baymeadows, FL (1)	14,901	1,130	9,608	0	6,420	1,130	16,028	17,158	3,511	1986	7/28/1994	15 - 40 Yrs
Miami International Airport, FL (1)	17,612	4,135	24,950	0	1,122	4,135	26,072	30,207	6,020	1983	7/28/1998	15 - 40 Yrs
Miami International Airport (LeJeune Center), FL (6)	0	0	26,007	0	1,251	0	27,258	27,258	4,372	1987	1/3/1996	15 - 40 Yrs
Orlando - International Airport, FL (9)	9,725	2,549	22,188	0	1,817	2,549	24,005	26,554	4,018	1984	7/28/1998	15 - 40 Yrs
Orlando - International Drive - Resort, FL (2)	10,898	5,108	44,460	0	9,297	5,108	53,757	58,865	9,052	1972	7/28/1998	15 - 40 Yrs
Orlando International Drive/Convention Center, FL (1)	24,153	1,632	13,870	0	988	1,632	14,858	16,490	3,916	1985	7/28/1994	15 - 40 Yrs
Orlando - Nikki Bird (Maingate – Disney World Area®, FL (2)	0	0	31,457	0	6,552	0	38,009	38,009	5,951	1974	7/28/1998	15 - 40 Yrs
Orlando (North), FL (1)	0	1,673	14,218	4	6,221	1,677	20,439	22,116	5,056	1985	7/28/1994	15 - 40 Yrs
Orlando- Walt Disney World Resort®, FL (5)	12,779	2,896	25,196	0	499	2,896	25,695	28,591	4,833	1987	7/28/1997	15 - 40 Yrs
Tampa - Busch Gardens, FL (2)	0	0	9,426	0	11,475	0	20,901	20,901	3,871	1966	7/28/1998	15 - 40 Yrs
Tampa – On Tampa Bay, FL (5)	14,539	2,142	18,639	1	1,549	2,143	20,188	22,331	3,799	1986	7/28/1997	15 - 40 Yrs
Atlanta - Airport, GA (6)	15,370	0	40,734	0	294	0	41,028	41,028	7,347	1975	7/28/1998	15 - 40 Yrs
Atlanta - Airport, GA (1)	13,400	0	22,342	2,568	1,261	2,568	23,603	26,171	3,848	1989	5/4/1998	15 - 40 Yrs
Atlanta - Airport - North, GA (2)	15,676	0	34,353	0	507	0	34,860	34,860	6,087	1967	7/28/1998	15 - 40 Yrs
Atlanta - Buckhead, GA (1)	36,113	7,303	38,996	0	1,381	7,303	40,377	47,680	8,130	1988	10/17/1996	15 - 40 Yrs
Atlanta - Downtown, GA (10)	13,215	2,025	17,618	0	1,443	2,025	19,061	21,086	4,320	1963	7/28/1998	15 - 40 Yrs
Atlanta - Downtown, GA (24)	8,800	1,268	11,017	0	1,758	1,268	12,775	14,043	2,415	1963	7/28/1998	15 - 40 Yrs
Atlanta - Galleria, GA (11)	16,844	5,052	28,507	0	1,055	5,052	29,562	34,614	5,515	1990	6/30/1997	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (3)	0	5,113	22,857	1	233	5,114	23,090	28,204	4,331	1986	6/30/1997	15 - 40 Yrs
Atlanta - Perimeter - Dunwoody, GA (9)	9,728	0	20,449	0	468	0	20,917	20,917	3,351	1985	7/28/1998	15 - 40 Yrs
Atlanta - Powers Ferry, GA (6)	9,488	3,391	29,517	0	717	3,391	30,234	33,625	4,870	1981	7/28/1998	15 - 40 Yrs
Atlanta – South (I-75 & US 41), GA (2)	2,606	859	7,475	0	251	859	7,726	8,585	1,223	1973	7/28/1998	15 - 40 Yrs
Brunswick, GA (1)	5,891	705	6,067	0	308	705	6,375	7,080	1,436	1988	7/19/1995	15 - 40 Yrs
Columbus – North I-185 at Peachtree Mall, GA (2)	0	0	6,978	0	2,058	0	9,036	9,036	1,757	1969	7/28/1998	15 - 40 Yrs
Davenport, IA (2)	0	547	2,192	0	890	547	3,082	3,629	93	1966	7/28/1998	15 - 40 Yrs
Chicago - The Allerton, IL (6)	0	3,298	28,723	15,589	28,311	18,887	57,034	75,921	11,291	1923	7/28/1998	15 - 40 Yrs
Chicago – Northshore/Deerfield (Northbrook), IL (1)	15,649	2,305	20,054	0	689	2,305	20,743	23,048	4,356	1987	6/20/1996	15 - 40 Yrs
Chicago O’Hare Airport, IL (3)	23,395	8,178	37,043	0	1,627	8,178	38,670	46,848	7,104	1994	6/30/1997	15 - 40 Yrs
Moline - Airport, IL (2)	0	822	2,015	0	121	822	2,136	2,958	59	1961	7/28/1998	15 - 40 Yrs
Moline - Airport Area, IL (13)	0	232	1,603	0	227	232	1,830	2,062	75	1996	7/28/1998	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2004
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Lexington, KY (11)	6,551	0	21,644	2,488	883	2,488	22,527	25,015	3,663	1989	5/4/1998	15 - 40 Yrs
Lexington – Lexington Green, KY (14)	16,767	1,955	13,604	0	251	1,955	13,855	15,810	3,052	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (1)	10,567	2,350	19,092	1	1,038	2,351	20,130	22,481	4,653	1985	1/3/1996	15 - 40 Yrs
New Orleans, LA (1)	30,825	3,647	31,993	0	7,175	3,647	39,168	42,815	9,817	1984	12/1/1994	15 - 40 Yrs
New Orleans - French Quarter, LA (2)	21,936	5,228	45,504	0	8,334	5,228	53,838	59,066	8,759	1969	7/28/1998	15 - 40 Yrs
Boston - Government Center, MA (9)	0	0	45,192	0	5,950	0	51,142	51,142	9,012	1968	7/28/1998	15 - 40 Yrs
Boston - Marlborough, MA (1)	19,354	948	8,143	761	13,216	1,709	21,359	23,068	4,314	1988	6/30/1995	15 - 40 Yrs
Baltimore - BWI Airport, MD (1)	23,941	2,568	22,433	(2)	1,377	2,566	23,810	26,376	4,675	1987	3/20/1997	15 - 40 Yrs
Troy, MI (1)	6,849	2,968	25,905	0	1,599	2,968	27,504	30,472	5,356	1987	3/20/1997	15 - 40 Yrs
Minneapolis - Airport, MN (1)	20,873	5,417	36,508	14	386	5,431	36,894	42,325	8,540	1986	11/6/1995	15 - 40 Yrs
Minneapolis - Bloomington, MN (1)	11,530	2,038	17,731	2	629	2,040	18,360	20,400	3,594	1980	2/1/1997	15 - 40 Yrs
Minneapolis -Downtown, MN (1)	0	818	16,820	11	1,138	829	17,958	18,787	3,918	1984	11/15/1995	15 - 40 Yrs
St Paul- Downtown, MN (1)	5,880	1,156	17,315	0	188	1,156	17,503	18,659	4,206	1983	11/15/1995	15 - 40 Yrs
Kansas City NE I-435 North (At Worlds of Fun), MO (2)	4,940	967	8,415	0	83	967	8,498	9,465	1,795	1975	7/28/1998	15 - 40 Yrs
St. Louis - Downtown, MO (1)	0	3,179	27,659	0	1,466	3,179	29,125	32,304	4,921	1985	5/4/1998	15 - 40 Yrs
Jackson - North, MS (15)	0	1,643	14,296	0	305	1,643	14,601	16,244	1,798	1957	7/28/1998	15 - 40 Yrs
Olive Branch - Whispering Woods Hotel and Conference Center), MS (8)	0	1,238	12,085	(158)	1,705	1,080	13,790	14,870	2,206	1972	7/28/1998	15 - 40 Yrs
Charlotte SouthPark, NC (5)	0	1,458	12,681	1	2,213	1,459	14,894	16,353	939	N/A	7/12/2002	15 - 40 Yrs
Raleigh, NC (5)	14,539	2,124	18,476	0	1,071	2,124	19,547	21,671	3,558	1987	7/28/1997	15 - 40 Yrs
Omaha - Central, NE (5)	0	1,877	16,328	0	1,334	1,877	17,662	19,539	2,921	1973	2/1/1997	15 - 40 Yrs
Omaha - Central, NE (12)	0	514	4,477	0	941	514	5,418	5,932	970	1965	7/28/1998	15 - 40 Yrs
Omaha – Central (I-80), NE (2)	0	1,782	15,513	0	3,444	1,782	18,957	20,739	2,975	1991	7/28/1998	15 - 40 Yrs
Omaha - Old Mill, NE (6)	7,422	971	8,449	0	5,140	971	13,589	14,560	2,799	1974	7/28/1998	15 - 40 Yrs
Piscataway-Somerset, NJ (1)	19,570	1,755	17,424	0	1,306	1,755	18,730	20,485	4,086	1988	1/10/1996	15 - 40 Yrs
Cleveland - Downtown, OH (1)	0	1,755	15,329	0	3,215	1,755	18,544	20,299	3,799	1990	11/17/1995	15 - 40 Yrs
Tulsa – I-44, OK (1)	10,460	525	7,344	0	750	525	8,094	8,619	2,945	1985	7/28/1994	15 - 40 Yrs
Philadelphia -Center City, PA (6)	0	5,759	50,127	(452)	(3,098)	5,307	47,029	52,336	7,647	1970	7/28/1998	15 - 40 Yrs
Philadelphia –Historic District, PA (2)	10,521	3,164	27,535	0	6,176	3,164	33,711	36,875	6,150	1972	7/28/1998	15 - 40 Yrs
Philadelphia Society Hill, PA (3)	31,817	4,542	45,121	0	1,813	4,542	46,934	51,476	8,563	1986	10/1/1997	15 - 40 Yrs
Pittsburgh at University Center (Oakland), PA (9)	15,500	0	25,031	0	1,773	0	26,804	26,804	4,515	1988	7/28/1998	15 - 40 Yrs
Charleston -Mills House (Historic Downtown), SC (2)	21,700	3,251	28,295	0	474	3,251	28,769	32,020	4,586	1982	7/28/1998	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2004
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and	Depreciation	and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Myrtle Beach – At Kingston Plantation, SC (1)	0	2,940	24,988	0	2,272	2,940	27,260	30,200	5,769	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (22)	0	12,000	17,689	6	6,011	12,006	23,700	35,706	3,113	1974	7/23/2002	15 - 40 Yrs
Knoxville - Central At Papermill Road, TN (2)	4,575	0	11,518	0	1,688	0	13,206	13,206	2,146	1966	7/28/1998	15 - 40 Yrs
Nashville- Airport/Opryland Area, TN (1)	0	1,118	9,506	0	682	1,118	10,188	11,306	3,212	1985	7/28/1994	15 - 40 Yrs
Nashville - Opryland/Airport (Briley Parkway), TN (9)	0	0	27,734	0	2,310	0	30,044	30,044	5,266	1981	7/28/1998	15 - 40 Yrs
Amarillo - I-40, TX (2)	0	0	5,754	0	2,939	0	8,693	8,693	1,603	1970	7/28/1998	15 - 40 Yrs
Austin, TX (5)	9,545	2,508	21,908	0	2,155	2,508	24,063	26,571	4,581	1987	3/20/1997	15 - 40 Yrs
Austin -Town Lake (Downtown Area), TX (2)	7,906	0	21,433	0	878	0	22,311	22,311	3,600	1967	7/28/1998	15 - 40 Yrs
Corpus Christi, TX (1)	5,040	1,113	9,618	51	2,318	1,164	11,936	13,100	2,531	1984	7/19/1995	15 - 40 Yrs
Dallas, TX (6)	0	0	30,346	5,603	435	5,603	30,781	36,384	4,910	1981	7/28/1998	15 - 40 Yrs
Dallas – At Campbell Center, TX (7)	0	3,208	27,907	0	1,554	3,208	29,461	32,669	4,354	1982	5/29/1998	15 - 40 Yrs
Dallas – DFW International Airport North TX (21)	9,780	1,537	13,379	0	451	1,537	13,830	15,367	2,175	1989	7/28/1998	15 - 40 Yrs
Dallas - DFW International Airport South, TX (1)	16,058	0	35,156	4,041	604	4,041	35,760	39,801	5,902	1985	7/28/1998	15 - 40 Yrs
Dallas - Love Field, TX (1)	12,686	1,934	16,674	0	597	1,934	17,271	19,205	4,119	1986	3/29/1995	15 - 40 Yrs
Dallas - Market Center, TX (6)	11,655	4,056	35,302	0	1,169	4,056	36,471	40,527	5,718	1983	7/28/1998	15 - 40 Yrs
Dallas - Market Center, TX (1)	11,327	2,560	23,751	0	571	2,560	24,322	26,882	4,556	1980	6/30/1997	15 - 40 Yrs
Dallas - Park Central, TX (3)	0	1,720	28,550	(474)	553	1,246	29,103	30,349	4,325	1972	11/1/1998	15 - 40 Yrs
Dallas – Park Central, TX (17)	0	0	8,053	1,619	268	1,619	8,321	9,940	2,796	1997	7/28/1998	15 - 40 Yrs
Dallas - Park Central, TX (20)	0	4,513	43,125	0	4,684	4,513	47,809	52,322	8,835	1983	6/30/1997	15 - 40 Yrs
Dallas - Park Central Area, TX (1)	5,645	1,497	12,722	(19)	937	1,478	13,659	15,137	3,715	1985	7/28/1994	15 - 40 Yrs
Dallas Regal Row, TX (4)	3,077	741	4,290	0	396	741	4,686	5,427	805	1969	7/28/1998	15 - 40 Yrs
Dallas - West End/Convention Center, TX (12)	0	1,953	16,989	0	1,945	1,953	18,934	20,887	2,890	1969	7/28/1998	15 - 40 Yrs
Houston – Greenway Plaza Area, TX (9)	6,308	3,398	29,578	0	585	3,398	30,163	33,561	4,870	1984	7/28/1998	15 - 40 Yrs
Houston - I-10 East, TX (4)	1,608	586	2,605	0	246	586	2,851	3,437	547	1969	7/28/1998	15 - 40 Yrs
Houston - I-10 East, TX (12)	1,895	478	3,564	0	3	478	3,567	4,045	809	1969	7/28/1998	15 - 40 Yrs
Houston - I-10 West & Hwy. 6 (Park 10 Area), TX (9)	0	3,037	26,431	4	1,297	3,041	27,728	30,769	4,079	1969	7/28/1998	15 - 40 Yrs
Houston - Intercontinental Airport, TX (2)	11,889	3,868	33,664	0	869	3,868	34,533	38,401	5,533	1971	7/28/1998	15 - 40 Yrs
Houston - Medical Center, TX (15)	7,493	2,270	19,757	0	2,428	2,270	22,185	24,455	3,687	1984	7/28/1998	15 - 40 Yrs
Houston – Near the Galleria, TX (10)	13,783	1,855	17,202	0	2,230	1,855	19,432	21,287	4,404	1968	7/28/1998	15 - 40 Yrs
Houston – Near the Galleria, TX (4)	3,972	465	4,047	0	1,617	465	5,664	6,129	983	1968	7/28/1998	15 - 40 Yrs
San Antonio – Downtown (Market Square), TX (2)	0	0	22,129	1	990	1	23,119	23,120	3,753	1968	7/28/1998	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2004
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Building and	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
San Antonio - International Airport, TX (9)	16,753	3,351	29,168	(196)	2,235	3,155	31,403	34,558	5,323	1981	7/28/1998	15 - 40 Yrs
Waco - I-35, TX (2)	0	574	4,994	0	164	574	5,158	5,732	815	1970	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (3)	19,652	3,136	27,283	(2)	730	3,134	28,013	31,147	4,966	1967	12/4/1997	15 - 40 Yrs

	$1,055,336	$283,599	$2,896,124	$36,033	$299,722	$319,632	$3,195,846	$3,515,478	$590,065

(1)	Embassy Suites

(2)	Holiday Inn

(3)	Sheraton

(4)	Fairfield Inn

(5)	Doubletree Guest Suites

(6)	Crowne Plaza

(7)	Doubletree

(8)	Independents

(9)	Holiday Inn Select

(10)	Courtyard by Marriott

(11)	Sheraton Suites

(12)	Hampton Inn

(13)	Holiday Inn Express

(14)	Hilton Suites

(15)	Holiday Inn Hotel & Suites

(16)	Homewood Suites

(17)	Staybridge Suites

(18)	Crowne Plaza Suites

(19)	Harvey Hotel

(20)	Westin

(21)	Harvey Suites

(22)	Hilton

	Year Ended December 31,
	2004	2003
Reconciliation of Land and building and Improvements
Balance at beginning of period	$3,776,887	$3,896,588
Additions during period:
Acquisitions	26,780	81,881
Improvements	20,431	30,942
Deductions during period:
Sale of properties	(300,529)	(83,083)
Hotels held for sale	(8,090)	(122,607)
Foreclosures	—	(26,834)

Balance at end of period before impairment charges	3,515,478	3,776,887

Cumulative impairment charges on real estate assets owned at end of period	(166,349)	(300,974)

Balance at end of period	$3,349,130	$3,475,913

Reconciliation of Accumulated Depreciation
Balance at beginning of period	$545,355	$466,833
Additions during period:
Depreciation for the period	87,561	107,261
Deductions during period:
Sale of properties	(42,851)	(28,739)

Balance at end of period	$590,065	$545,355

Index to Exhibits

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of December 31, 2001 (filed as Exhibit 10.1 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), and incorporated herein by reference.)

3.1.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated April 1, 2002 (filed as Exhibit 10.1.1 to FelCor’s Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

3.1.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated August 31, 2002 (filed as Exhibit 10.1.2 to the 2002 Form 10-K and incorporated herein by reference).

3.1.3	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated October 1, 2002 (filed as Exhibit 10.1.3 to the 2002 Form 10-K and incorporated herein by reference).

3.1.4	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.1.5	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.1.6	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 23, 2004 (filed as Exhibit 10.1.6 to FelCor’s Form 8-K dated as of, and filed on, August 26, 2004, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
4.1	Indenture, dated as of October 1, 1997, by and among FelCor Lodging Limited Partnership, formerly FelCor Suites Limited Partnership (“FelCor LP”), FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (Registration File No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.1	First Amendment to Indenture, dated as of February 5, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (Registration File No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.2	Second Amendment to Indenture and First Supplemental Indenture, dated as of December 30, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated herein by reference).

4.1.3	Third Amendment to Indenture, dated as of March 30, 1999, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.3 to FelCor’s Form 10-Q for the quarter ended March 31, 1999 (the “March 1999 10-Q”) and incorporated herein by reference).

4.1.4	Second Supplemental Indenture, dated as of August 1, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.2.4 to the Registration Statement on Form S-4 (Registration File No. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.5	Third Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.2.5 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.6	Fourth Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.6 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference).

4.2	Indenture, dated as of June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9 to FelCor’s Form 8-K dated as of June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

4.2.1	First Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.2.2	Second Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to the 2002 Form 10-K and incorporated herein by reference).

4.3	Indenture, dated as of May 26, 2004, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Registration File No. 333-117598) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.3	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of InterContinental Hotels, as manager, with respect to FelCor’s InterContinental Hotels branded hotels (included as an exhibit to the Leasehold Acquisition Agreement, which was filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.3.1	Master Amendment to Management Agreements, dated September 17, 2003, by and among FelCor, FelCor LP, FelCor TRS I, L.L.C., FelCor TRS Holdings, L.P., BHR Operations, L.L.C., BHR Lodging Tenant Company, BHR Salt Lake Tenant Company, L.L.C., BHR Hotels Finance, Inc., BHR Dallas Tenant Company, L.P. and BHR Plano Tenant Company, L.P. (filed as Exhibit 10.4.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference).

10.4.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective prior to July 28, 2004 (filed as Exhibit 10.5 to the 2001 Form 10-K and incorporated herein by reference).

10.4.2	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective July 28, 2004 (filed as Exhibit 10.3.2 to FelCor’s Annual report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) and incorporated herein by reference).

10.5	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Doubletree and Doubletree Guest Suites branded hotels (filed as Exhibit 10.6 to the 2001 Form 10-K and incorporated herein by reference).

10.6	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor’s Sheraton and Westin branded hotels (filed as Exhibit 10.7 to the 2001 Form 10-K and incorporated herein by reference).

10.7	Employment Agreement, dated as of July 28, 1994, between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.8 to FelCor’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1994 (the “1994 10-K/A”) and incorporated herein by reference).

10.8	Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.10	1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.11	Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to the September 1999 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.12	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-66041) and incorporated herein by reference).

10.13	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.14	Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.15	Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 99.2 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.16	Form of Severance Agreement for executive officers and certain key employees of FelCor (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

10.17	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to FelCor’s 2004 Form 10-K and incorporated herein by reference).

10.18	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to FelCor’s 2004 Form 10-K and incorporated herein by reference).

10.19	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.18 to FelCor’s 2004 Form 10-K and incorporated herein by reference).

10.20	Loan Agreement, dated as of October 10, 1997, among Bristol Lodging Company, Bristol Lodging Holding Company, Nomura Asset Capital Corporation, as administrative agent and collateral agent for Lenders, and Bankers Trust Company, as co-agent for Lenders (filed as Exhibit 10.10 to the Bristol Hotel Company Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

10.21.1	Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q and incorporated herein by reference).

10.21.2	Promissory Note, dated April 1, 1999, in the original principal amount of $100,000,000, made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1999 (the “June 1999 10-Q”) and incorporated herein by reference).

10.22.1	Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.21.2, also executed by FelCor/CSS Holdings, L.P. with respect to the Embassy Suites Hotel-Anaheim and Embassy Suites Hotel-Deerfield Beach, and by FelCor LP with respect to the Embassy Suites Hotel-Palm Desert (filed as Exhibit 10.24.2 to the June 1999 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.22.2	Form of six separate Promissory Notes, each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites Hotel-Dallas Market Center), $14,000,000 (Embassy Suites Hotel-Dallas Love Field), $12,450,000 (Embassy Suites Hotel-Tempe), $11,550,000 (Embassy Suites Hotel-Anaheim), $8,900,000 (Embassy Suites Hotel-Palm Desert), $15,600,000 (Embassy Suites Hotel-Deerfield Beach) (filed as Exhibit 10.24.1 to the June 1999 10-Q and incorporated herein by reference).

10.23.1	Form Deed of Trust and Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.3 (filed as Exhibit 10.24 to FelCor’s Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”) and incorporated herein by reference).

10.23.2	Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to the June 2000 10-Q and incorporated herein by reference).

10.23.3	Form of fourteen separate Promissory Notes, each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O’Hare Airport, Illinois), $12,500,000 (Chicago O’Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont) and $10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to the June 2000 10-Q and incorporated herein by reference).

10.24.1	Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.23.2 (filed as Exhibit 10.25 to the June 2000 10-Q and incorporated herein by reference).

10.24.2	Form of eight separate Promissory Notes, each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C. and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey) and $26,268,000 (South San Francisco, California) (filed as Exhibit 10.25.1 to the June 2000 10-Q and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.25.1	Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Hotels, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $115 million loan from lender to borrower (the “Mortgage Loan”) (filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”) and incorporated herein by reference).

10.25.2	Form of Mortgage, Deed of Trust and Security Agreement, each dated April 24, 2003, from FelCor/JPM Hotels, L.L.C., as borrower, and DJONT/JPM Leasing, L.L.C., as lessee, (and, in the case of the Mortgages with respect to the properties located in the State of Florida, FelCor LP) in favor of JPMorgan Chase Bank, as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.28.1 to the March 2003 10-Q and incorporated herein by reference).

10.25.3	Promissory Note, dated April 24, 2003, made by FelCor/JPM Hotels, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $115 million (filed as Exhibit 10.28.2 to the March 2003 10-Q and incorporated herein by reference).

10.26.1	Mezzanine Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Holdings, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $10 million senior mezzanine loan from lender to borrower (the “Senior Mezzanine Loan”) (filed as Exhibit 10.29 to the March 2003 10-Q and incorporated herein by reference).

10.26.2	Pledge and Security Agreement, dated April 24, 2003, from FelCor/JPM Holdings, L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Senior Mezzanine Loan (filed as Exhibit 10.29.1 to the March 2003 10-Q and incorporated herein by reference).

10.26.3	Promissory Note, dated April 24, 2003, made by FelCor/JPM Holdings, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $10 million (filed as Exhibit 10.29.2 to the March 2003 10-Q and incorporated herein by reference).

10.27.1	Junior Mezzanine Loan Agreement, dated April 24, 2003, by and between DJONT/JPM Tenant Co., L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $25 million junior mezzanine loan from lender to borrower (the “Junior Mezzanine Loan”) (filed as Exhibit 10.30 to the March 2003 10-Q and incorporated herein by reference).

10.27.2	Pledge and Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co., L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.1 to the March 2003 10-Q and incorporated herein by reference).

10.27.3	Promissory Note, dated April 24, 2003, made by DJONT/JPM Tenant Co., L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $25 million (filed as Exhibit 10.30.2 to the March 2003 10-Q and incorporated herein by reference).

10.27.4	Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co., L.L.C. in favor of JPMorgan Chase Bank, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.3 to the March 2003 10-Q and incorporated herein by reference).

10.28	Registration Rights Agreement, dated as of May 26, 2004, among FelCor, FelCor LP and Deutsche Bank Securities Inc., as initial purchaser (filed as Exhibit 10.32 to the Registration Statement on Form S-4 (Registration File No. 333-117598) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

10.29	Registration Rights Agreement, dated as of July 6, 2004, among FelCor, FelCor LP and Deutsche Bank Securities Inc., as initial purchaser (filed as Exhibit 10.33 to the Registration Statement on Form S-4 (Registration File No. 333-117598) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.30	Termination Agreement, dated July 28, 2004, by and among FCH/DT BWI Hotel, L.L.C., FCH/DT BWI Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C., DJONT Operations, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM Austin HI Leasing, L.P., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Boca Raton Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., DJONT/JPM Denver Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Orlando I-Drive Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM Troy Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing II, L.L.C., FelCor TRS Holdings, L.P., FelCor LP and JPMorgan Chase Bank (filed as Exhibit 10.31.6 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.31.1	Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor LP (filed as Exhibit 10.34 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.31.2	Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FelCor/JPM Denver Hotel, L.L.C., DJONT/JPM Denver Leasing, L.L.C., FelCor/JPM Troy Hotel, L.L.C., DJONT/JPM Troy Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.34.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.31.3	Form of nine separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $11,000,000 (Wilmington, Delaware), $21,368,000 (Phoenix, Arizona), $5,500,000 (Boca Raton, Florida), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), $5,000,000 (Aurora, Colorado), $6,900,000 (Troy, Michigan) and $24,120,000 (Linthicum, Maryland) (filed as Exhibit 10.34.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.31.4	Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.1	Loan Agreement, dated July 28, 2004, by and among FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Brunswick Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C. and FelCor/JPM Orlando I-Drive Hotel, L.L.C., as borrowers, and JPMorgan Chase Bank, as lender, and acknowledged and agreed to by FelCor LP (filed as Exhibit 10.35 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.2	Form of Mortgage, Leasehold Mortgage, Deed of Trust, Deed to Secure Debt and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated July 28, 2004, from FelCor/JPM Atlanta CP Hotel, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., FelCor/JPM Austin HI Holdings, L.P., DJONT/JPM Austin HI Leasing, L.P., FelCor/JPM Brunswick Hotel, L.L.C., DJONT/JPM Brunswick Leasing, L.L.C., FelCor/JPM LBV Hotel, L.L.C., DJONT/JPM LBV Leasing, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C. and DJONT/JPM Orlando I-Drive Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.35.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.3	Promissory Note, dated July 28, 2004, in the original principal amount of $87,000,000 made by FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Brunswick Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C. and FelCor/JPM Orlando I-Drive Hotel, L.L.C., payable to the order of JPMorgan Chase Bank (filed as Exhibit 10.35.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.4	Guaranty of Recourse Obligations of Borrower, dated July 28, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.35.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

14.1	FelCor Code of Business Conduct and Ethics (filed as Exhibit 14.1 to FelCor’s 2004 Form 10-K and incorporated herein by reference).

21.1*	List of Subsidiaries of FelCor LP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates that the document is filed herewith.