Form 10-Q
period 2005-03-31
FelCor Lodging LP
filed 2005-05-09
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No

FELCOR LODGING LIMITED PARTNERSHIP

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2005	2004
ASSETS

Investment in hotels, net of accumulated depreciation of $966,080 at March 31, 2005 and $948,631 at December 31, 2004	$2,913,827	$2,955,766
Investment in unconsolidated entities	111,078	110,843
Hotels held for sale	38,329	255
Cash and cash equivalents	125,506	119,310
Restricted cash	26,086	34,736
Accounts receivable, net of allowance for doubtful accounts of $782 at March 31, 2005 and $905 at December 31, 2004	59,198	51,845
Deferred expenses, net of accumulated amortization of $15,768 at March 31, 2005 and $14,935 at December 31, 2004	17,670	18,804
Other assets	26,575	26,099

Total assets	$3,318,269	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL

Debt, net of discount of $4,240 at March 31, 2005 and $4,529 at December 31, 2004	$1,762,209	$1,767,122
Distributions payable	8,867	8,867
Accrued expenses and other liabilities	147,338	124,922
Minority interest in other partnerships	47,215	46,765

Total liabilities	1,965,629	1,947,676

Commitments and contingencies

Redeemable units at redemption value, 2,788 units issued and outstanding at March 31, 2005 and December 31, 2004	34,657	40,846

Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at March 31, 2005 and December 31, 2004	309,362	309,362
Series B Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2005 and December 31, 2004	169,395	169,395
Common units, 59,845 and 59,817 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively	822,064	834,599
Accumulated other comprehensive income	17,162	15,780

Total partners’ capital	1,317,983	1,329,136

Total liabilities, redeemable units and partners’ capital	$3,318,269	$3,317,658

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Hotel operating revenue	$299,798	$285,502
Retail space rental and other revenue	156	245

Total revenues	299,954	285,747

Expenses:
Hotel departmental expenses	103,846	101,660
Other property related costs	89,787	84,811
Management and franchise fees	15,116	14,678
Taxes, insurance and lease expense	31,135	30,226
Corporate expenses	4,544	3,386
Depreciation	30,054	28,944
Asset disposition costs	1,300	—

Total operating expenses	275,782	263,705

Operating income	24,172	22,042
Interest expense, net	(33,241)	(41,124)
Charge-off of deferred financing costs	—	(230)

Loss before equity in income from unconsolidated entities and minority interests	(9,069)	(19,312)
Equity in income from unconsolidated entities	1,131	982
Minority interests	129	(71)

Loss from continuing operations	(7,809)	(18,401)
Discontinued operations	(1,048)	(3,705)

Net loss	(8,857)	(22,106)
Preferred distributions	(10,091)	(6,726)

Net loss applicable to common unitholders	$(18,948)	$(28,832)

Basic and diluted per common unit data:
Net loss from continuing operations	$(0.29)	$(0.41)

Net loss	$(0.30)	$(0.47)

Weighted average units outstanding	62,204	61,970

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2005 and 2004
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(8,857)	$(22,106)
Unrealized gain on swaps	1,627	—
Foreign currency translation adjustment	(244)	(461)

Comprehensive loss	$(7,474)	$(22,567)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,857)	$(22,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30,497	30,894
Gain on sale of assets	(20)	(272)
Amortization of deferred financing fees	839	1,309
Accretion of debt, net of discount	288	190
Amortization of unearned compensation	597	503
Equity in income from unconsolidated entities	(1,131)	(982)
Distributions of income from unconsolidated entities	150	271
Asset disposition costs	1,300	—
Impairment loss	559	—
Charge-off of deferred financing costs	—	230
Minority interests	(129)	71
Changes in assets and liabilities:
Accounts receivable	(7,348)	(12,055)
Restricted cash - operations	82	(693)
Other assets	1,261	5,186
Accrued expenses and other liabilities	20,059	3,590

Net cash flow provided by operating activities	38,147	6,136

Cash flows (used in) provided by investing activities:
Acquisition of hotel	—	(27,759)
Improvements and additions to hotels	(26,723)	(12,297)
Proceeds from sale of assets	385	28,828
Increase in restricted cash - investing	8,568	375
Capital contributions to unconsolidated entities	(700)	—
Distributions of capital from unconsolidated entities	1,446	1,255

Net cash flow used in investing activities	(17,024)	(9,598)

Cash flows (used in) provided by financing activities:
Repayment of borrowings	(5,201)	(4,183)
Payment of deferred financing fees	(52)	(149)
Contributions from minority interest holders	579	—
Preferred unit offering expenses	(155)	—
Distributions paid to preferred unitholders	(10,091)	(6,726)

Net cash flow used in financing activities	(14,920)	(11,058)

Effect of exchange rate changes on cash	(7)	(368)
Net change in cash and cash equivalents	6,196	(14,888)
Cash and cash equivalents at beginning of periods	119,310	231,885

Cash and cash equivalents at end of periods	$125,506	$216,997

Supplemental cash flow information - Interest paid	$16,685	$45,448

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was established with six hotels. At March 31, 2005, we held ownership interests in 148 hotels and at March 31, 2004, we held ownership interests in 163 hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, is one of the nation’s largest lodging Real Estate Investment Trusts, or REITs, based on total assets and number of hotels owned. At March 31, 2005, FelCor owned an approximately 95% equity interest in our operations. We are the owner of the largest number of Embassy Suites Hotels®, Crowne Plaza® and independently owned Doubletree®-branded hotels in North America. Our portfolio includes 69 full service, all suite hotels.

     At March 31, 2005, we had ownership interests in 148 hotels. We owned a 100% real estate interest in 111 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 51% interest in an entity owning eight hotels and 50% interests in unconsolidated entities that own 20 hotels. As a result of our ownership interests in the operating lessees of 143 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 141 of the 143 consolidated hotels were included in continuing operations at March 31, 2005. The remaining two hotels were subject to firm sale contracts at March 31, 2005, and their operations were included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

     At March 31, 2005, we had an aggregate of 62,632,739 redeemable and common units of FelCor LP partnership interest outstanding.

     The following table reflects the distribution, by brand, of the 141 hotels included in our consolidated continuing operations at March 31, 2005:

Brand	Hotels	Rooms
Embassy Suites Hotels	55	13,982
Doubletree and Doubletree Guest Suites®	10	2,206
Holiday Inn® — branded	39	12,769
Crowne Plaza and Crowne Plaza Suites®	12	4,025
Sheraton® and Sheraton Suites®	10	3,269
Other brands	15	3,251

Total hotels	141

     The hotels shown in the above table are located in the United States (31 states) and Canada (two hotels), with concentrations in Texas (31 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 59% of our hotel room revenues were generated from hotels in these four states during the three months ended March 31, 2005.

     At March 31, 2005, of the 141 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 65, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 54 (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed 11, (iv) subsidiaries of Interstate Hotels & Resorts, or Interstate, managed 10, and (v) an independent management company manages one.

     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect on previously reported net loss or partners’ capital.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization — (continued)

     The financial information for the three months ended March 31, 2005 and 2004, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2005 and 2004, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”). Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

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

3. Investment in Unconsolidated Entities

     We owned 50% interests in joint venture entities that owned 20 hotels at March 31, 2005, and December 31, 2004. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$271,814	$282,028
Total assets	$295,234	$313,104
Debt	$216,489	$218,292
Total liabilities	$219,012	$237,597
Equity	$76,222	$75,507

     Debt of our unconsolidated entities at March 31, 2005, included $216 million of non-recourse mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment in Unconsolidated Entities – (continued)

     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Total revenues	$16,229	$14,318
Net income	$2,888	$2,706

4. Debt

Debt at March 31, 2005 and December 31, 2004, consists of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	March 31,	December 31,
	Hotels	March 31, 2005		Date	2005	2004
Promissory note	none	4.72	(a)	June 2016	$650	$650
Senior unsecured term notes	none	7.63		October 2007	122,659	122,426
Senior unsecured term notes	none	9.00		June 2011	298,472	298,409
Senior unsecured term notes	none	7.19	(b)	June 2011	290,000	290,000

Total unsecured debt		8.02			711,781	711,485

Mortgage debt	9 hotels	6.52		July 2009 - 2014	105,623	105,951
Mortgage debt	6 hotels	4.74	(c)	August 2007	85,964	86,412
Mortgage debt	10 hotels	5.13	(c)	May 2006	143,792	144,669
Mortgage debt	15 hotels	7.24		Nov. 2007	126,528	127,316
Mortgage debt	7 hotels	7.32		April 2009	129,713	130,458
Mortgage debt	6 hotels	7.55		June 2009	67,700	67,959
Mortgage debt	8 hotels	8.70		May 2010	174,742	175,504
Mortgage debt	7 hotels	8.73		May 2010	135,283	135,690
Mortgage debt	1 hotel	5.81	(a)	August 2008	15,500	15,500
Mortgage debt	1 hotel	7.23		September 2005	10,380	10,521
Mortgage debt	8 hotels	7.48		April 2011	49,244	49,476
Other	1 hotel	9.17		August 2011	5,959	6,181

Total secured debt(d)	79 hotels	7.14			1,050,428	1,055,637

Total(d)		7.50%			$1,762,209	$1,767,122

(a)	Variable interest rate based on LIBOR. The six month LIBOR was 2.6% at March 31, 2005.

(b)	Variable interest rate based on LIBOR, however $100 million of these notes were matched with interest rate swap agreements that effectively converted the variable interest rate to a fixed rate of 7.8%.

(c)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods, subject to meeting certain conditions.

(d)	Interest rates are calculated based on the weighted average outstanding debt at March 31, 2005.

     We reported interest expense net of interest income of $0.6 million and $0.7 million and capitalized interest of $0.6 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

     At March 31, 2005, we had aggregate mortgage indebtedness of approximately $1.0 billion that was secured by 79 of our consolidated hotels with an aggregate book value of approximately $1.8 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse provisions. Loans secured by 41 hotels provide for lock-box arrangements. With respect to loans secured by 23 of these hotels, if the debt service coverage ratios fall below certain levels, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt — (continued)

service, taxes, insurance and other reserves, before the balance of the revenues, if any, would be available to the owner to pay the expenses of hotel operations and provide a return to the owner. Eight of these 23 hotels, which accounted for 2% of our total revenues in 2004, are currently below the prescribed debt service coverage ratios and are subject to these lock-box requirements. During the second quarter, we expect to complete the process of surrendering these eight limited service hotels, owned by a consolidated joint venture with Interstate Hotels & Resorts, to their non-recourse mortgage holders at which time the consolidated debt balance of $49 million will be extinguished. In asset disposition costs on the income statement, we recorded $1.3 million in estimated disposition costs in the first quarter related to these hotels. The remaining 15 hotels are not currently subject to the lock-box requirements.

     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a similar lock-box arrangement if a specified debt service coverage ratio was not met. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2004, fell below the applicable debt service coverage ratio in 2004 and are currently subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.

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

     At March 31, 2005, we had three interest rate swaps with an aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps are designated as cash flow hedges and are marked to market through other comprehensive income. The estimated unrealized net gain on these interest rate swap agreements was approximately $1.8 million at March 31, 2005, and represents the amount we would receive if the agreements were terminated, based on current market rates. The interest rate received on these interest rate swaps is 4.25% plus LIBOR and the interest rate paid is 7.80%. These swaps were 100% effective through March 31, 2005.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps increased interest expense by $0.2 million during the three months ended March 31, 2005.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives – (continued)

     Our interest rate swaps have monthly to semi-annual settlement dates. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for each of the financial institutions that are counterparties to our interest rate swap agreements are AA- or better.

     Fair value hedges with a notional amount of $400 million were outstanding during the first quarter 2004. These fair value hedges decreased interest by $2.8 million during the three months ended March 31, 2004 and were subsequently unwound during the second and third quarters of 2004.

     To fulfill requirements under the $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps with a notional amount of $143.8 million. We concurrently sold interest rate caps with identical terms. In July 2004, we purchased 6.5% interest rate caps on LIBOR with a notional amount of $87 million to fulfill requirements under an $87 million cross-collateralized floating rate CMBS loan and concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps was $0.05 million at March 31, 2005, resulting in no net earnings impact.

6. Preferred Units

     On April 8, 2005, FelCor completed the issuance of 5.4 million depositary shares, each representing 1/100 of a share of its 8% Series C Cumulative Redeemable Preferred Stock, with gross proceeds of $135 million. FelCor contributed the gross proceeds to FelCor LP in exchange for newly issued Series C preferred units. The preference on these units is the same as FelCor’s Series C preferred stock. The gross proceeds were used to redeem a like number of units of our 9% Series B Cumulative Redeemable Preferred Units held by FelCor. FelCor then took the proceeds from the sale of its 9% Series B Cumulative Redeemable Preferred Units to us and redeemed a like number of shares of its 9% Series B Cumulative Redeemable Preferred Stock. The redemption of the Series B preferred units will result in a second quarter 2005 reduction in income available to common unitholders of $5.2 million as a result of the write-off of the original issuance cost of the Series B preferred units redeemed.

7. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Room revenue	$242,490	$229,271
Food and beverage revenue	42,410	41,063
Other operating departments	14,898	15,168

Total hotel operating revenue	$299,798	$285,502

     Over 99% of our revenue in the quarter ended March 31, 2005 and 2004 was comprised of hotel operating revenues, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 1% of our revenue was from retail space rental revenue and other sources in the quarter ended March 31, 2005 and 2004.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

     Hotel departmental expenses from continuing operations were comprised of the following:

	Three Months Ended March 31,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$62,961	21.0	$61,031	21.4
Food and beverage	33,516	11.2	33,093	11.6
Other operating departments	7,369	2.4	7,536	2.6

Total hotel departmental expenses	$103,846	34.6	$101,660	35.6

     Other property operating costs from continuing operations were comprised of the following:

	Three Months Ended March 31,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$29,149	9.7	$27,730	9.7
Marketing	26,679	8.9	25,344	8.9
Repair and maintenance	17,397	5.8	16,764	5.9
Energy	16,562	5.5	14,973	5.2

Total other property operating costs	$89,787	29.9	$84,811	29.7

     Included in hotel departmental expenses and other property operating costs are hotel employee compensation and benefit expenses of $98 million and $94 million for the three months ended March 31, 2005 and 2004, respectively.

8. Taxes, Insurance and Lease Expense

     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Operating lease expense (a)	$14,994	$14,317
Real estate and other taxes	12,726	12,214
Property insurance, general liability insurance and other	3,415	3,695

Total taxes, insurance and lease expense	$31,135	$30,226

(a)	Includes lease expense associated with 15 hotels owned by unconsolidated entities. Included in lease expense are $5.6 million and $4.7 million in percentage rent for the three months ended March 31, 2005 and 2004, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Impairment

     Our hotels are comprised of operations and cash flows that can clearly be distinguished, both operationally and for financial reporting purposes. Accordingly, we consider our hotels to be components as defined by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, for purposes of determining impairment charges and reporting discontinued operations. We recorded impairment charges under the provisions of the SFAS 144 of $0.6 million during the first quarter with respect to assets held for sale and included in discontinued operations at March 31, 2005. The impairment charges included in discontinued operations provide for estimated selling costs, including termination fees related to our management and franchise agreements.

     We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon various factors. If we decide to sell additional hotels, we could incur future impairment charges.

10. Discontinued Operations

     Included in discontinued operations are the results of operations of the 18 hotels sold or otherwise disposed of in 2004, one hotel sold in January 2005, and two hotels designated as held for sale at March 31, 2005. Condensed financial information for the hotels included in discontinued operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Hotel operating revenue	$3,203	$29,869
Hotel operating expenses	3,712	28,949

Operating income (loss)	(509)	920
Direct interest costs	—	3
Impairment loss	(559)	—
Asset disposition costs	—	(4,900)
Gain on sale of assets	20	272

Loss from discontinued operations	$(1,048)	$(3,705)

     In January 2005, we sold the Holiday Inn Salt Lake City, and in April 2005, one of the hotels held for sale at March 31, 2005 (Whispering Woods Conference Center in Olive Branch, Mississippi), was sold. These hotels were sold for gross proceeds of $10 million.

     During 2004, we sold 17 hotels for gross proceeds of $157 million. Also in 2004, we terminated a hotel lease and incurred $4.9 million in lease termination charges upon the return of the asset to the lessor.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Earnings (Loss) Per Unit

     The following table sets forth the computation of basic and diluted loss per unit (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Loss from continuing operations	$(7,809)	$(18,401)
Less: Preferred distributions	(10,091)	(6,726)

Loss from continuing operations applicable to unitholders	$(17,900)	$(25,127)
Discontinued operations	(1,048)	(3,705)

Net loss applicable to unitholders	$(18,948)	$(28,832)

Denominator:
Denominator for basic earnings per unit	62,204	61,970

Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversions	62,204	61,970

Loss per unit data:
Basic:
Loss from continuing operations	$(0.29)	$(0.41)
Discontinued operations	(0.01)	(0.06)

Net loss	$(0.30)	$(0.47)

Diluted:
Loss from continuing operations	$(0.29)	$(0.41)
Discontinued operations	(0.01)	(0.06)

Net loss	$(0.30)	$(0.47)

     Securities that could potentially dilute basic earnings per unit in the future and that were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
FelCor restricted shares granted but not vested	421	201
Series A preferred units	9,985	4,636

     Series A preferred distributions that would be excluded from net loss applicable to unitholders, if these Series A preferred units were dilutive, were $6.3 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. FelCor Stock Based Compensation Plans

     FelCor applies Accounting Principles Board Opinion 25, or APB 25, and related interpretations in accounting for its stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” or SFAS 123 was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” FelCor began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for FelCor’s stock-based

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation Plans – (continued)

compensation plans been determined in accordance with SFAS 123 prior to January 1, 2003, our net income or loss and net income or loss per unit for the periods presented would approximate the pro forma amounts below (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2005	2004
Loss from continuing operations, as reported	$(7,809)	$(18,401)
Add stock based compensation included in the net loss, as reported	597	503
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(600)	(510)

Loss from continuing operations, pro forma	$(7,812)	$(18,408)

Basic and diluted net loss per unit:
As reported	$(0.29)	$(0.41)
Pro forma	$(0.29)	$(0.41)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

13. Recently Issued Statements of Financial Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. Based on the issuance of a recent ruling by the Securities and Exchange Commission, SFAS No. 123R is effective for most public companies at the beginning of the first annual period beginning after June 15, 2005. We do not believe that the implementation of the provisions of SFAS No. 123R will have a material impact on our financial position or results of operations.

14. Subsequent Events

     At March 31, 2005, we were in the process of surrendering eight limited service hotels, owned by a consolidated joint venture, to their non-recourse mortgage holders. On May 3, 2005, three of the eight hotels were transferred to the lender and the remaining hotels are expected to be transferred before the end of the second quarter. Upon the transfer of the remaining hotels the full $49 million of consolidated debt associated with these hotels will be extinguished.

15. Condensed Consolidating Financial Information

     Certain of our wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor/CSS Hotels, L.L.C.; FelCor/LAX Hotels L.L.C.; FelCor Eight Hotels, L.L.C.; FelCor/St. Paul Holdings, L.P.; FelCor/LAX Holdings, L.P.; FHAC Nevada Holdings, L.L.C.; FelCor TRS Holdings, L.P.; Kingston Plantation Development Corp.; FHAC Texas Holdings, L.P.; FelCor Omaha Hotel Company, L.L.C.; FelCor Country Villa Hotel, L.L.C.; FelCor Moline Hotel, L.L.C.; FelCor Canada Co. and FelCor Hotel Asset Company, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor and one of its wholly-owned subsidiaries (FelCor Nevada Holdings, L.L.C.), are guarantors of senior unsecured term notes. The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Consolidating Financial Information –- (continued)

CONSOLIDATING BALANCE SHEET
March 31, 2005
(in thousands)

		Subsidiary	Non-Guarantor			Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations		Consolidated
ASSETS

Net investment in hotel properties	$163,766	$1,006,065	$1,743,996	$		$2,913,827
Equity investment in consolidated entities	1,773,819	—	—		(1,773,819)	—
Investment in unconsolidated entities	78,747	32,331	—		—	111,078
Assets held for sale	29,591	8,738	—		—	38,329
Cash and cash equivalents	73,871	46,424	5,211		—	125,506
Restricted cash	6,941	2,333	16,812		—	26,086
Accounts receivable	6,510	52,680	8		—	59,198
Deferred assets	8,552	1,157	7,961		—	17,670
Other assets	8,457	18,051	67		—	26,575

Total assets	$2,150,254	$1,167,779	$1,774,055		$(1,773,819)	$3,318,269

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$776,797	$159,280	$826,132		$—	$1,762,209
Distributions payable	8,867	—	—		—	8,867
Accrued expenses and other liabilities	11,833	119,133	16,372		—	147,338
Minority interest — other partnerships	117	113	46,985		—	47,215

Total liabilities	797,614	278,526	889,489		—	1,965,629

Redeemable units, at redemption value	34,657	—	—		—	34,657

Preferred units	478,757	—	—		—	478,757
Common units	837,452	873,865	884,566		(1,773,819)	822,064
Accumulated other comprehensive income	1,774	15,388	—		—	17,162

Total partners’ capital	1,317,983	889,253	884,566		(1,773,819)	1,317,983

Total liabilities, redeemable units and partners’ capital	$2,150,254	$1,167,779	$1,774,055		$(1,773,819)	$3,318,269

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Net investment in hotel properties	$193,625	$1,015,607	$1,746,534	$—	$2,955,766
Equity investment in consolidated entities	1,765,320	—	—	(1,765,320)	—
Investment in unconsolidated entities	76,190	34,653	—	—	110,843
Assets held for sale	—	255	—	—	255
Cash and cash equivalents	84,829	29,387	5,094	—	119,310
Restricted cash	9,287	2,195	23,254	—	34,736
Accounts receivable	8,050	43,787	8	—	51,845
Deferred assets	8,917	1,218	8,669	—	18,804
Other assets	9,852	16,185	62	—	26,099

Total assets	$2,156,070	$1,143,287	$1,783,621	$(1,765,320)	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$776,790	$160,337	$829,995	$—	$1,767,122
Distributions payable	8,867	—	—	—	8,867
Accrued expenses and other liabilities	(764)	106,047	19,639	—	124,922
Minority interest — other partnerships	1,195	(5,353)	50,923	—	46,765

Total liabilities	786,088	261,031	900,557	—	1,947,676

				—
Redeemable units, at redemption value	40,846	—	—	—	40,846

Preferred units	478,757	—	—	—	478,757
Common units	850,379	866,476	883,064	(1,765,320)	834,599
Accumulated other comprehensive income	—	15,780	—	—	15,780

Total partners’ capital	1,329,136	882,256	883,064	(1,765,320)	1,329,136

Total liabilities, redeemable units and partners’ capital	$2,156,070	$1,143,287	$1,783,621	$(1,765,320)	$3,317,658

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$299,798	$—	$—	$299,798
Percentage lease revenue	7,674	—	57,339	(65,013)	—
Other revenue	156	—	—	—	156

Total revenue	7,830	299,798	57,339	(65,013)	299,954

Expenses:
Hotel operating expense	—	208,749	—	—	208,749
Taxes, insurance and lease expense	2,534	86,354	7,260	(65,013)	31,135
Corporate expenses	263	2,479	1,802	—	4,544
Depreciation	2,540	10,943	16,571	—	30,054

Total operating expenses.	5,337	308,525	25,633	(65,013)	274,482

Operating income (loss)	2,493	(8,727)	31,706	—	25,472

Interest expense, net	(14,562)	(3,409)	(15,270)	—	(33,241)
Charge-off of deferred financing cost	—	—	—	—	—
Asset disposition costs	(1,300)	—	—	—	(1,300)

Loss before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(13,369)	(12,136)	16,436	—	(9,069)
Equity in income from consolidated entities	2,791	—	—	(2,791)	—
Equity in income from unconsolidated entities	1,524	(393)	—	—	1,131
Minority interests in other partnerships	—	308	(179)	—	129

Loss from continuing operations	(9,054)	(12,221)	16,257	(2,791)	(7,809)
Discontinued operations from consolidated entities	197	(1,245)	—	—	(1,048)

Net loss	(8,857)	(13,466)	16,257	(2,791)	(8,857)
Preferred distributions	(10,091)	—	—	—	(10,091)

Net loss applicable to unitholders	$(18,948)	$(13,466)	$16,257	$(2,791)	$(18,948)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$285,502	$—	$—	$285,502
Percentage lease revenue	7,998	—	55,300	(63,298)	—
Other revenue	245	—	—	—	245

Total revenue	8,243	285,502	55,300	(63,298)	285,747

Expenses:
Hotel operating expense	—	201,149	—	—	201,149
Taxes, insurance and other	1,537	84,287	7,700	(63,298)	30,226
Corporate expenses	270	1,877	1,239	—	3,386
Depreciation	2,921	9,533	16,490	—	28,944

Total operating expenses	4,728	296,846	25,429	(63,298)	263,705

Operating income (loss)	3,515	(11,344)	29,871	—	22,042

Interest expense, net	(25,759)	(2,729)	(12,636)	—	(41,124)
Charge-off of deferred financing cost	(230)	—	—	—	(230)

Loss before equity in income (loss) from unconsolidated entities, minority interests, and gain on sale of assets	(22,474)	(14,073)	17,235	—	(19,312)
Equity in income from consolidated entities	(1,562)	—	—	1,562
Equity in loss from unconsolidated entities	1,526	(544)	—	—	982
Minority interests in other partnerships	159	(94)	(136)	—	(71)

Loss from continuing operations	(22,351)	(14,711)	17,099	1,562	(18,401)
Discontinued operations from consolidated entities	245	(3,956)	6	—	(3,705)

Net loss	(22,106)	(18,667)	17,105	1,562	(22,106)
Preferred distributions	(6,726)	—	—	—	(6,726)

Net loss applicable to unitholders	$(28,832)	$(18,667)	$17,105	$1,562	$(28,832)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Consolidating Financial Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$1,778	$3,264	$33,105	$38,147
Cash flows from (used in) investing activities	(1,538)	(9,940)	(5,546)	(17,024)
Cash flows from (used in) financing activities	(11,198)	23,720	(27,442)	(14,920)
Effect of exchange rates changes on cash	—	(7)	—	(7)

Change in cash and cash equivalents	(10,958)	17,037	117	6,196
Cash and cash equivalents at beginning of period	84,829	29,387	5,094	119,310

Cash and equivalents at end of period	$73,871	$46,424	$5,211	$125,506

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(20,860)	$(7,313)	$34,309	$6,136
Cash flows from (used in) investing activities	362	(18,727)	8,767	(9,598)
Cash flows from (used in) financing activities	(2,672)	38,234	(46,620)	(11,058)
Effect of exchange rates changes on cash	—	(368)	—	(368)

Change in cash and cash equivalents	(23,170)	11,826	(3,544)	(14,888)
Cash and cash equivalents at beginning of period	168,224	59,241	4,420	231,885

Cash and equivalents at end of period	$145,054	$71,067	$876	$216,997

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     In the first quarter of 2005, revenue per available room, or RevPAR, increased 6.7% for our consolidated hotels in continuing operations and our average daily room rate, or ADR, comprised 84% of the increase in RevPAR. The significant role that ADR played in the increase in revenue contributed to a 100 basis point improvement in hotel operating margin, compared to the same period in 2004. We currently expect that ADR will continue to be a major portion of our RevPAR increases for the intermediate-term, which should continue to improve our hotel operating margins.

     We continue to invest in our core hotels to maintain their competitive position and to take advantage of the current phase of the lodging cycle. During the first three months of 2005, we spent $28 million on capital improvements and replacements (including our pro rata share of capital for unconsolidated ventures), and anticipate capital expenditures of approximately $100 million for the full year.

     During 2005, through April, we have sold two hotels for gross proceeds of $10 million and have one hotel under a firm sale contract for $38 million, which is expected to close in the second quarter of 2005. During the second quarter, we expect to complete the process of surrendering eight limited service hotels, owned by a consolidated joint venture, to their non-recourse mortgage holders. These eight hotels have an aggregate fair market value below the outstanding debt balance of $49 million, are generally located in depressed markets and are expected to generate negative cash flow for the foreseeable future. We recorded $1 million in estimated disposition costs in the first quarter related to these hotels

     After disposing of the previously mentioned hotels, we will have 16 hotels remaining that we are currently marketing for sale. We estimate that the gross proceeds from the disposition of these 16 hotels will be approximately $105 million and we intend to complete the sale of these hotels by mid-2006.

     We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon various factors. If we decide to sell additional hotels, we could incur future impairment charges.

Financial Comparison (in thousands of dollars, except RevPAR and hotel operating margin)

	Three Months Ended
	March 31,
			% Change
	2005	2004	2004-2005
RevPAR	$68.94	$64.63	6.7
Hotel operating profit(1)	59,914	54,127	10.7
Hotel operating margin(1)	20.0%	19.0%	5.3
Loss from continuing operations(2)	(7,809)	(18,401)	57.6
Funds From Operations (“FFO”)(1) (3)	13,794	3,564	287.1
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(4)	60,163	54,229	10.9

(1)	Included in the Financial Comparison are non-GAAP financial measures, including FFO, EBITDA, hotel operating profit and hotel operating margin. Further discussion, and a detailed reconciliation, of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in the loss from continuing operations are the following amounts (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Charge off of deferred debt costs	$—	$230
Asset disposition costs	1,300	—

(3)	In accordance with the guidance provided by the Securities and Exchange Commission, or SEC, on non-GAAP financial measures, FFO has not been adjusted to add back the following items included in net loss (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Charge-off of deferred debt costs	$—	$230
Asset disposition costs	1,300	4,900
Impairment loss	559	—

(4)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Charge-off of deferred debt costs	$—	$230
Asset disposition costs	1,300	4,900
Impairment loss	559	—
Gain on sale of assets	20	—

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

     For the three months ended March 31, 2005, we recorded a loss applicable to common unitholders of $19 million, compared to a loss of $29 million for the three months ended March 31, 2004.

     Hotel operating revenues from continuing operations were $300 million for the first quarter 2005, reflecting an increase of $14 million, or 5%, compared to the same period in 2004. The increase in revenues was primarily related to a 6.7% increase in our hotel portfolio’s RevPAR, compared to the same period in 2004. Increases in ADR contributed to 84% of the improvement in RevPAR as the trend in improving rates that began in 2004 continues.

     Our first quarter 2005 Hotel Operating Profit from continuing operations increased by 10.7%, to $60 million, compared to the same period in 2004. Hotel Operating Margin, which is Hotel Operating Profit divided by hotel revenue, increased 100 basis points, to 20.0%. The improvement in hotel operating margin resulted principally from improvements in rooms expense (40 basis point improvement), and food and beverage expense (40 basis point improvement), as a percentage of hotel operating revenue. We attribute the improvement in rooms expense, as a percentage of total revenue, principally to the 5.6% increase in ADR. For the quarter, we sold 1% more hotel rooms, but were able to charge an average of 5.6% more for all rooms sold. Food and beverage expenses improved, as a percentage of total revenue, principally from an increase in higher margin banquet business in the quarter.

     Net interest expense included in continuing operations decreased by 19.2%, to $33 million. This reduction is related to the $271 million reduction in our outstanding debt, largely resulting from the early retirement of a portion of our senior notes in 2004, and a 54 basis point reduction in average interest rate, compared to the same period of 2004.

     Included in the net loss from continuing operations is $1 million of estimated costs related to eight limited service hotels (owned by a consolidated joint venture and included in continuing operations) in the process of being surrendered to their non-recourse mortgage holders. We have previously taken an impairment charge with regard to these hotels to reduce their book value to fair value, which is less than the $49 million debt balance. This transfer is expected to be completed in the second quarter of 2005.

     At March 31, 2005, we had 141 hotels included in our consolidated continuing operations, of which 16 were non-strategic hotels identified for sale and eight, as discussed above, were in the process of being surrendered to their non-recourse mortgage holders. The 16 non-strategic hotels included in continuing operations represented 11% of the rooms in our hotel portfolio but only 4% of our calendar year 2004 consolidated Hotel Operating Profit. The eight hotels that we are in the process of surrendering to their non-recourse mortgage holders, represented 4% of the rooms in our hotel portfolio but only one percent of our calendar year 2004 hotel operating profit.

     Discontinued operations for the quarter represent the operating income, direct interest costs and gains or losses on sale of one hotel disposed of during the quarter, two hotels that were designated as held for sale at March 31, 2005, and 18 hotels disposed of in 2004. Included in discontinued operations in the first quarter 2005 were impairment charges of $1 million. Included in discontinued operations for the first quarter 2004 was $5 million related to the transfer of our lessee interest in one hotel to the lessor.

Non-GAAP Financial Measures

     We refer in this quarterly report on Form 10-Q to certain “non-GAAP financial measures.” These measures, including FFO, EBITDA, hotel operating profit and hotel operating margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles (“GAAP”). The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

     The following tables detail our computation of FFO and EBITDA (in thousands):

Reconciliation of Net Loss to FFO
(in thousands, except per unit data)

	Three Months Ended March 31,
	2005			2004
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net loss	$(8,857)			$(22,106)
Preferred distributions	(10,091)			(6,726)

Net loss applicable to common unitholders	(18,948)	62,204	$(0.30)	(28,832)	61,970	$(0.47)
Depreciation from continuing operations	30,054	—	0.48	28,944	—	0.47
Depreciation from unconsolidated entities and discontinued operations	2,708	—	0.04	3,724	—	0.06
Gain on sale of assets	(20)	—	—	(272)	—	—
Conversion of options and unvested restricted stock	—	421	—	—	201	—

FFO	$13,794	62,625	$0.22	$3,564	62,171	$0.06

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended March 31,
	2005		2004
		Per Unit		Per Unit
	Dollars	Amount	Dollars	Amount
Charge off of deferred debt costs	$—	$—	$230	$—
Asset disposition costs	1,300	0.02	4,900	0.08
Impairment loss	559	0.01	—	—

Reconciliation of Net Loss to EBITDA
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(8,857)	$(22,106)
Depreciation from continuing operations	30,054	28,944
Depreciation from unconsolidated entities and discontinued operations	2,708	3,724
Interest expense	33,883	41,845
Interest expense from unconsolidated entities and discontinued operations	1,778	1,319
Amortization expense	597	503

EBITDA	$60,163	$54,229

Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net loss (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Charge off of deferred debt costs	$—	$230
Asset disposition costs	1,300	4,900
Gain on sale of assets	(20)	(272)
Impairment loss	559	—

     The following tables detail our computation of hotel operating profit, hotel operating margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at March 31, 2005.

Hotel Operating Profit
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Total revenue	$299,954	$285,747
Retail space rental and other revenue	(156)	(245)

Hotel revenue	299,798	$285,502
Hotel operating expenses	(239,884)	(231,375)

Hotel operating profit	$59,914	$54,127

Hotel operating margin	20.0%	19.0%

Hotel Operating Expense Composition
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Hotel departmental expenses:
Room	$62,961	$61,031
Food and beverage	33,516	33,093
Other operating departments	7,369	7,536

Other property related costs:
Administrative and general	29,149	27,730
Marketing and advertising	26,679	25,344
Repairs and maintenance	17,397	16,764
Energy	16,562	14,973
Taxes, insurance and lease expense	31,135	30,226

Total other property related costs	120,922	115,037
Management and franchise fees	15,116	14,678

Hotel operating expenses	$239,884	$231,375

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$275,782	$263,705
Corporate expenses	(4,544)	(3,386)
Depreciation	(30,054)	(28,944)
Asset disposition costs	(1,300)	—

Hotel operating expenses	$239,884	$231,375

     The following tables reconcile net less to hotel operating profit and the ratio of operating income to total revenue to hotel operating margin.

Reconciliation of Net Loss to Hotel Operating Profit
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(8,857)	$(22,106)
Discontinued operations	1,048	3,705
Equity in income from unconsolidated entities	(1,131)	(982)
Minority interests	(129)	71
Interest expense, net	33,241	41,124
Charge-off of deferred financing costs	—	230
Asset disposition costs	1,300	—
Corporate expenses	4,544	3,386
Depreciation	30,054	28,944
Retail space rental and other revenue	(156)	(245)

Hotel operating profit	$59,914	$54,127

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel Operating Margin

	Three Months Ended
	March 31,
	2005	2004
Ratio of operating income to total revenue	8.5%	7.7%
Less:
Retail space and rental and other revenue	—	—
Plus:
Corporate expenses	1.5	1.2
Depreciation	10.0	10.1

Hotel operating margin	20.0%	19.0%

     Substantially all of our non-current assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company’s operations. These supplemental measures, including FFO, EBITDA, hotel operating profit and hotel operating margin, are not measures of operating performance under GAAP. However, we consider these non-GAAP measures to be supplemental measures of a REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of our operating performance.

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

Hotel Operating Profit and Operating Margin

     Hotel operating profit and operating margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that hotel operating profit and operating margin is useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, these measures facilitate comparisons with other hotel REITs and hotel owners. We present hotel operating profit and hotel operating margin by eliminating corporate-level expenses, depreciation and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information with respect to the ongoing operating performance of our hotels and the effectiveness of management in running our business on a property-level basis. We eliminate depreciation and amortization, even though they are property-level expenses, because we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets and implicitly assume that the value of real estate assets diminish predictably over time, accurately reflect and adjustment in the value of our assets.

Use and Limitations of Non-GAAP Measures

     FelCor’s management and Board of Directors use FFO and EBITDA to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies. We use hotel operating profit and hotel operating margin in evaluating hotel-level performance and the operating efficiency of our hotel managers.

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

Hotel Portfolio Composition

     The following tables set forth, as of March 31, 2005, for 133 of our 141 hotels included in our consolidated portfolio of continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment. Eight limited service hotels, which we are in the process of surrendering to their mortgage holders, have been excluded.

			% of	% of 2004 Hotel
Brand	Hotels	Rooms	Total Rooms	Operating Profit
Embassy Suites	55	13,982	37%	51%
Holiday Inn-branded	39	12,769	33	23
Sheraton-branded	10	3,269	9	10
Doubletree-branded	10	2,206	6	6
Crowne Plaza	12	4,025	10	5
Other	7	1,811	5	5

			% of	% of 2004 Hotel
Top Markets	Hotels	Rooms	Total Rooms	Operating Profit
Atlanta	10	3,061	8%	9%
Dallas	12	3,586	9	5
Los Angeles Area	6	1,492	4	5
Orlando	6	2,219	6	5
Boca Raton/Ft. Lauderdale	4	1,118	3	4
New Orleans	2	746	2	4
Minneapolis	4	955	3	4
Philadelphia	3	1,174	3	3
San Diego	1	600	2	3
Phoenix	3	798	2	3
San Antonio	4	1,189	3	3
Chicago	4	1,239	3	3
San Francisco Bay Area	8	2,690	7	3
Houston	4	1,403	4	3
Washington DC	1	437	1	3

			% of	% of 2004 Hotel
Top Four States	Hotels	Rooms	Total Rooms	Operating Profit
California	19	5,593	15%	16%
Texas	26	7,515	20	14
Florida	16	5,343	14	12
Georgia	12	3,415	9	9

			% of	% of 2004 Hotel
Location	Hotels	Rooms	Total Rooms	Operating Profit
Suburban	59	15,022	39%	39%
Urban	31	10,069	26	27
Airport	28	8,509	23	22
Resort	13	4,044	11	12
Interstate	2	418	1	0

			% of	% of 2004 Hotel
Segment	Hotels	Rooms	Total Rooms	Operating Profit
Upscale all-suite	68	16,848	44%	59%
Full service	39	12,823	34	23
Upscale	23	7,843	21	17
Limited service	3	548	1	1

Hotel Operating Statistics

     The following tables set forth historical occupancy, ADR and RevPAR at March 31, 2005 and 2004, and the percentage changes therein between the periods presented, for 133 of our 141 hotels included in our consolidated portfolio of continuing operations. Eight limited service hotels, which we are in the process of surrendering to their mortgage holders, have been excluded.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended March 31,
	2005	2004	% Variance
Embassy Suites Hotels	70.7	69.5	1.7
Holiday Inn-branded hotels	62.8	61.8	1.7
Sheraton-branded hotels	61.7	64.1	(3.7)
Doubletree-branded hotels	65.1	68.6	(5.2)
Crowne Plaza hotels	63.4	61.6	2.8
Other hotels	56.8	54.3	4.6
Total hotels	65.5	64.8	1.0

	ADR ($)
	Three Months Ended March 31,
	2005	2004	% Variance
Embassy Suites Hotels	126.15	119.27	5.8
Holiday Inn-branded hotels	83.19	80.35	3.5
Sheraton-branded hotels	107.78	97.57	10.5
Doubletree-branded hotels	113.77	103.79	9.6
Crowne Plaza hotels	92.35	88.94	3.8
Other hotels	91.39	86.55	5.6
Total hotels	105.24	99.68	5.6

	RevPAR ($)
	Three Months Ended March 31,
	2005	2004	% Variance
Embassy Suites Hotels	89.14	82.87	7.6
Holiday Inn-branded hotels	52.28	49.63	5.3
Sheraton-branded hotels	66.50	62.54	6.3
Doubletree-branded hotels	74.02	71.23	3.9
Crowne Plaza hotels	58.53	54.83	6.7
Other hotels	51.89	47.00	10.4
Total hotels	68.94	64.63	6.7

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended March 31,
	2005	2004	% Variance
Atlanta	70.7	67.6	4.6
Dallas	53.3	52.4	1.7
Los Angeles Area	68.6	70.2	(2.3)
Orlando	80.0	75.9	5.3
Boca Raton/Ft. Lauderdale	90.2	87.0	3.7
New Orleans	73.9	66.1	11.8
Minneapolis	65.5	62.6	4.5
Philadelphia	60.7	56.2	8.1
San Diego	81.5	86.4	(5.7)
Phoenix	81.4	81.2	0.3
San Antonio	69.5	69.3	0.2
Chicago	61.4	62.2	(1.2)
San Francisco Bay Area	62.3	61.7	0.8
Houston	69.3	73.7	(6.0)
Washington DC	67.1	70.3	(4.6)

	ADR ($)
	Three Months Ended March 31,
	2005	2004	% Variance
Atlanta	91.15	89.02	2.4
Dallas	95.55	90.87	5.1
Los Angeles Area	114.47	107.40	6.6
Orlando	94.97	83.80	13.3
Boca Raton/Ft. Lauderdale	159.94	139.05	15.0
New Orleans	147.33	147.76	(0.3)
Minneapolis	122.77	120.42	2.0
Philadelphia	102.54	96.14	6.7
San Diego	122.73	114.93	6.8
Phoenix	146.46	137.44	6.6
San Antonio	86.00	84.96	1.2
Chicago	96.51	94.27	2.4
San Francisco Bay Area	110.69	108.04	2.4
Houston	70.01	74.16	(5.6)
Washington DC	147.94	125.96	17.4

	RevPAR ($)
	Three Months Ended March 31,
	2005	2004	% Variance
Atlanta	64.47	60.17	7.1
Dallas	50.89	47.60	6.9
Los Angeles Area	78.48	75.36	4.1
Orlando	75.95	63.64	19.4
Boca Raton/Ft. Lauderdale	144.21	120.90	19.3
New Orleans	108.95	97.74	11.5
Minneapolis	80.36	75.43	6.5
Philadelphia	62.24	54.00	15.3
San Diego	100.03	99.28	0.8
Phoenix	119.25	111.61	6.8
San Antonio	59.73	58.88	1.5
Chicago	59.30	58.63	1.1
San Francisco Bay Area	68.91	66.71	3.3
Houston	48.50	54.63	(11.2)
Washington DC	99.32	88.61	12.1

Liquidity and Capital Resources

     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the three months ended March 31, 2005, net cash flow provided by operating activities, consisting primarily of hotel operations, was $38 million. At March 31, 2005, we had cash and cash equivalents of approximately $126 million. Included in cash and cash equivalents is approximately $35 million utilized to meet our hotel minimum working capital requirements.

     We currently expect that our cash flow provided by operating activities for 2005 will be approximately $125 million to $129 million. Our cash flow forecasts assume a full year RevPAR increase of 6% to 7% and a hotel operating margin improvement of at least 100 basis points over our prior year same-store margins. For 2005, our current operating plan contemplates preferred distribution payments of $39 million, capital expenditures of approximately $100 million ($28 million has been spent through March 31, 2005), $25 million in normal recurring principal payments and proceeds of approximately $83 million from the sale of non-strategic hotels ($10 million was received through April 30, 2005).

     We are required to reinvest the proceeds from the further sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial termination fees. As of April 30, 2005, we had an unsatisfied reinvestment obligation of $26 million from the sale of IHG managed hotels. If we do not fulfill this reinvestment obligation within 12 months of the date of sale, we will be required to pay liquidated damages to IHG aggregating $5 million. Additionally, until the earlier of either our satisfaction of the reinvestment requirement, or the payment of liquidated damages, we are required to pay monthly termination fees of $65,000 (based on the hotels we have sold through April 30, 2005), which payments will be offset against any liquidated damages payable with respect to these properties. In addition, 12 of the 16 remaining hotels previously identified for sale are managed by IHG and subject to the reinvestment obligation in the event they are sold. We will incur additional reinvestment obligations of approximately $67 million if these hotels are sold at currently estimated prices or, if the proceeds of sale are not so reinvested, we will incur approximately $18 million in additional liquidated damages for which we would be liable to IHG.

     At March 31, 2005, approximately 25% of our outstanding debt had variable interest rates based on LIBOR. Variable interest rates have recently been increasing and, based on our debt outstanding at March 31, 2005, a one percent change in LIBOR would impact our annual interest expense by $4.3 million.

     On April 8, 2005, FelCor completed the issuance of 5.4 million depositary shares representing their 8% Series C preferred stock, realizing gross proceeds of $135 million. FelCor contributed the gross proceeds to FelCor LP in exchange for newly issued Series C preferred units. The preference on these units is the same as FelCor’s Series C preferred stock. The gross proceeds were used to redeem a like number of depositary units representing our 9% Series B preferred units held by FelCor. FelCor then took the proceeds from the sale of its 9% Series B preferred units to us and redeemed a like number of shares of its 9% Series B preferred stock. Following the redemption, FelCor had approximately $35 million of their Series B preferred stock remaining outstanding and we had a like number of our Series B preferred units outstanding.

     At March 31, 2005, we had aggregate mortgage indebtedness of approximately $1.0 billion that was secured by 79 of our consolidated hotels with an aggregate book value of approximately $1.8 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 41 hotels provide for lock-box arrangements. With respect to loans secured by 23 of these hotels, if the debt service coverage ratios fall below certain levels, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, before the balance of the revenues, if any, would be available to the owner to pay the expenses of hotel operations and provide a return to the owner. Eight of these 23 hotels, which accounted for 2% of our total revenues in 2004, are currently below the prescribed debt service coverage ratios and are subject to these lock-box requirements. During the second quarter we expect to complete the process of surrendering these eight limited service hotels, owned by a consolidated joint venture, to their non-recourse mortgage holders. These eight hotels have an aggregate fair market value below the outstanding debt balance of $49 million, are generally located in depressed markets and are expected to generate negative cash flow for the foreseeable future. We recorded $1 million in estimated disposition costs in the first quarter related to these hotels.

     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a similar lock-box arrangement if a specified debt service coverage ratio was not met. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2004, fell below the applicable debt service coverage ratio in 2004 and are currently subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.

     If actual operating results fail to meet our current expectations, as reflected in our current public guidance, or if interest rates increase unexpectedly, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from, among other things, incurring any additional indebtedness or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2005, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2005 and, accordingly, could pay no distributions on our common units. However, based on our operating results to date and our current estimates for the remainder of 2005, we do not anticipate a violation of this incurrence test.

     We currently anticipate that we will continue to meet our financial covenant and incurrence tests under the RevPAR guidance provided by us at our first quarter earnings conference call on May 3, 2005. For the second quarter of 2005, we currently anticipate that our portfolio RevPAR will be 6% to 7% above the comparable period of the prior year. The RevPAR increase for April 2005 was approximately 12% compared to the same period in 2004. We currently anticipate that full year 2005 hotel portfolio RevPAR will increase approximately 6% to 7%. For 2005 we expect to make capital expenditures of approximately $100 million ($28 million has been spent through March 31, 2005), and at April 30, 2005, we were under contract to sell one hotel for $38 million. We estimate that our net loss applicable to common unitholders for 2005 will be in the range of $57 to $53 million, or $0.96 to $0.89 per unit.

     FFO and EBITDA are non-GAAP financial measures as previously discussed under the caption “Non-GAAP Financial Measures” elsewhere in this Quarterly Report on Form 10-Q and reference is made to that discussion. Following is our reconciliation of FFO, FFO per share and EBITDA to the corresponding GAAP financial measure.

Reconciliation of Estimated Income Loss to Estimated FFO and EBITDA
(in millions, except per unit data)

	2nd Quarter 2005 Guidance (b)
	Low Guidance		High Guidance
		Per Unit		Per Unit
Estimated	Dollars	Amount(a)	Dollars	Amount(a)
Net income	$11		$13
Preferred distributions	(10)		(10)

Net income applicable to common unitholders	1	$0.02	3	$0.05
Gain on sale of assets	(7)		(7)
Depreciation	37		37

FFO	$31	$0.49	33	$0.52

Net income	$11		$13
Depreciation	37		37
Interest expense	34		34
Interest expense from unconsolidated entities	2		2
Amortization expense	1		1
EBITDA	$85		$87

(a)	Weighted average units are 62.8 million.

(b)	Included in net income and FFO guidance are the following (in millions):

	Second Quarter 2005
		Per Unit
	Dollars	Amount
Gain on sale of assets	$7	$0.11

Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per unit data)

	Full Year 2005 Guidance(b)
	Low Guidance		High Guidance
		Per Unit		Per Unit
	Dollars	Amount(a)	Dollars	Amount (a)
Net loss	$(20)		$(16)
Preferred distributions	(39)		(39)

Net loss applicable to common unitholders	(59)	$(0.94)	(55)	$(0.88)
Gain from sales of assets	(7)		(7)
Depreciation	142		142

FFO	$76	$1.21	$80	$1.28

Net loss	$(20)		$(16)
Depreciation	142		142
Interest expense	137		137
Interest expense from unconsolidated entities	7		7
Amortization expense	3		3

EBITDA	$269		$273

(a)	Weighted average units are 62.8 million.

(b)	Included in net loss and FFO guidance are the following estimated amounts (in millions):

	Full Year 2005
		Per Unit
	Dollars	Amount
Gain on sale of assets	$7	$0.11
Asset disposition costs	$(1)	$(0.02)
Impairment costs	$(1)	$(0.02)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2005, approximately 75% of our consolidated debt had fixed interest rates, after considering interest rate swaps. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents scheduled maturities and weighted average interest rates, by maturity dates. For interest rate swaps, the table presents the notional amount and weighted average interest rate, by contractual maturity date. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates. The fair value of our interest rate swaps indicates the estimated amount that would have been received or paid by us had the swaps been terminated at the date presented.

Expected Maturity Date
at March 31, 2005
(dollars in thousands)

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$22,952	$18,025	$261,783	$16,977	$202,231	$708,576	$1,230,544	$1,195,051
Average interest rate	7.52%	7.78%	7.46%	7.93%	7.40%	8.50%	8.06%
Floating rate:
Debt	4,067	143,018	2,015	17,618	78,537	290,650	535,905	535,905
Average interest rate	5.00%	5.12%	4.74%	5.68%	4.74%	6.87%	5.84%
Total debt	$27,019	$161,043	$263,798	$34,595	$280,768	$999,226	1,766,449
Net discount							(4,240)

Total debt							$1,762,209

Interest rate derivatives
Interest rate swaps Variable to fixed	—	—	$100,000	—	—	—	$100,000	$1,461
Average pay rate	—	—	7.80%	—	—	—	7.80%
Average receive rate	—	—	6.87%	—	—	—	6.87%

     Swap contracts, such as described above, contain a credit risk, in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for each of the financial institutions that are counterparties to our interest rate swap agreements are AA- or better.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     We have no employees. FelCor as our sole general partner performs our management functions. Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and principal financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

     (b) Changes in internal control over financial reporting.

     There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 9, 2005

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