Form 10-Q
period 2005-06-30
FelCor Lodging LP
filed 2005-08-04
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

FELCOR LODGING LIMITED PARTNERSHIP

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Investment in hotels, net of accumulated depreciation of $994,414 at June 30, 2005 and $948,631 at December 31, 2004	$2,892,951	$2,955,766
Investment in unconsolidated entities	106,380	110,843
Hotels held for sale	31,860	255
Cash and cash equivalents	124,945	119,310
Restricted cash	29,634	34,736
Accounts receivable, net of allowance for doubtful accounts of $639 at June 30, 2005 and $905 at December 31, 2004	59,132	51,845
Deferred expenses, net of accumulated amortization of $16,324 at June 30, 2005 and $14,935 at December 31, 2004	16,364	18,804
Condominium development project	6,480	1,613
Other assets	27,090	24,486

Total assets	$3,294,836	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $3,949 at June 30, 2005 and $4,529 at December 31, 2004	$1,743,420	$1,767,122
Distributions payable	9,362	8,867
Accrued expenses and other liabilities	145,843	124,922
Minority interest in other partnerships	48,442	46,765

Total liabilities and minority interest	1,947,067	1,947,676

Commitments and contingencies

Redeemable units at redemption value, 2,788 units issued and outstanding at June 30, 2005 and December 31, 2004	40,372	40,846

Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at June 30, 2005 and December 31, 2004	309,362	309,362
Series B Cumulative Redeemable Preferred Units, 14 and 68 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	34,395	169,395
Series C Cumulative Redeemable Preferred Units, 54 units issued and outstanding at June 30, 2005	135,000	—
Common units, 60,164 and 59,817 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	813,106	834,599
Accumulated other comprehensive income	15,534	15,780

Total partners’ capital	1,307,397	1,329,136

Total liabilities, redeemable units and partners’ capital	$3,294,836	$3,317,658

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Hotel operating revenue	$325,553	$302,445	$620,481	$582,440
Retail space rental and other revenue	120	180	276	425

Total revenues	325,673	302,625	620,757	582,865

Expenses:
Hotel departmental expenses	111,103	106,805	212,836	206,259
Other property operating costs	89,903	84,240	177,841	167,230
Management and franchise fees	16,887	15,863	31,687	30,179
Taxes, insurance and lease expense	32,524	29,628	63,341	59,543
Corporate expenses	4,728	4,380	9,269	7,742
Depreciation	30,485	28,027	60,093	56,503
Asset disposition costs	—	—	650	—

Total operating expenses	285,630	268,943	555,717	527,456

Operating income	40,043	33,682	65,040	55,409
Interest expense, net	(33,471)	(39,203)	(66,170)	(79,797)
Charge-off of deferred financing costs	—	(3,944)	—	(4,174)
Loss on early extinguishment of debt	—	(28,246)	—	(28,246)
Impairment	(732)	—	(732)	—
Gain on swap termination	—	1,005	—	1,005

Income (loss) before equity in income of unconsolidated entities, minority interests and gain on sales of assets	5,840	(36,706)	(1,862)	(55,803)
Equity in income from unconsolidated entities	3,837	2,691	4,968	3,673
Gain on sale of assets	389	—	389	—
Minority interests	(113)	(498)	15	(567)

Income (loss) from continuing operations	9,953	(34,513)	3,510	(52,697)
Discontinued operations	182	762	(2,232)	(3,160)

Net income (loss)	10,135	(33,751)	1,278	(55,857)
Preferred distributions	(9,809)	(8,970)	(19,900)	(15,696)
Issuance costs of redeemed preferred units	(5,198)	—	(5,198)	—

Net loss applicable to common unitholders	$(4,872)	$(42,721)	$(23,820)	$(71,553)

Basic and diluted loss per unit data:
Net loss from continuing operations	$(0.08)	$(0.70)	$(0.35)	$(1.10)

Net loss	$(0.08)	$(0.69)	$(0.38)	$(1.15)

Weighted average common units outstanding	62,192	61,983	62,151	61,985

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2005 and 2004
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$10,135	$(33,751)	$1,278	$(55,857)
Unrealized gain (loss) on swaps	(880)	—	747	—
Foreign currency translation adjustment	(749)	(509)	(993)	(970)

Comprehensive income (loss)	$8,506	$(34,260)	$1,032	$(56,827)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,278	$(55,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	61,282	61,065
Loss (gain) on sale of assets	(175)	941
Amortization of deferred financing fees	1,670	2,370
Accretion of debt, net of discount	579	310
Amortization of unearned compensation	1,363	1,101
Equity in income from unconsolidated entities	(4,968)	(3,673)
Distributions of income from unconsolidated entities	240	403
Impairment loss	1,291	—
Bad debt reserve	266	273
Charge-off of deferred financing costs	—	4,174
Loss on early extinguishment of debt	—	28,246
Minority interests	(15)	(243)
Changes in assets and liabilities:
Accounts receivable	(7,887)	(13,512)
Restricted cash — operations	(997)	(9,611)
Other assets	(4,122)	3,629
Accrued expenses and other liabilities	22,770	172

Net cash flow provided by operating activities	72,575	19,788

Cash flows (used in) provided by investing activities:
Acquisition of hotel	—	(27,759)
Acquisition of interest in venture	(1,197)	—
Cash from consolidation of venture	3,204	—
Improvements and additions to hotels	(49,949)	(34,005)
Additions to condominium project	(3,588)	—
Proceeds from sale of assets	8,926	40,863
Increase in restricted cash — investing	5,524	3,055
Capital contributions to unconsolidated entities	(700)	—
Distributions of capital from unconsolidated entities	4,431	2,726

Net cash flow used in investing activities	(33,349)	(15,120)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	—	344,490
Repayment of borrowings	(10,649)	(537,606)
Payment of deferred financing fees	—	(2,221)
Contributions from minority interest holders	1,028	—
Net proceeds from sale of preferred units	130,468	104,461
Redemption of preferred unit	(135,000)	—
Distributions paid to minority interest holders	—	(4,000)
Distributions paid to preferred unitholders	(19,405)	(13,351)

Net cash flow used in financing activities	(33,558)	(108,227)

Effect of exchange rate changes on cash	(33)	(1,007)
Net change in cash and cash equivalents	5,635	(104,566)
Cash and cash equivalents at beginning of periods	119,310	231,885

Cash and cash equivalents at end of periods	$124,945	$127,319

Supplemental cash flow information —
Interest paid	$64,756	$89,538

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization
     In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was established with six hotels. At June 30, 2005, we held ownership interests in 140 hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, one of the nation’s largest lodging Real Estate Investment Trusts, or REITs, based on total assets and number of hotels owned. At June 30, 2005, FelCor owned an approximately 95% interest in our operations. We are the owner of the largest number of Embassy Suites Hotels® and Doubletree Guest Suites® hotels in North America. Our portfolio includes 69 full service, all suite hotels.
     At June 30, 2005, we had ownership interests in 140 hotels. We owned a 100% real estate interest in 108 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 75% interest in an entity owning one hotel, a 51% interest in an entity owning three hotels and 50% interests in unconsolidated entities that own 19 hotels. As a result of our ownership interests in the operating lessees of 135 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 133 of the 135 consolidated hotels were included in continuing operations at June 30, 2005. The remaining two hotels were subject to firm sale contracts at June 30, 2005 (one of which was sold in July 2005), and their operations were included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.
     At June 30, 2005, we had an aggregate of 62,952,039 redeemable and common units of FelCor LP limited partnership interest outstanding.
     The following table reflects the distribution, by brand, of the 133 hotels included in our consolidated continuing operations at June 30, 2005:

Brand	Hotels	Rooms
Embassy Suites Hotels	55	13,925
Doubletree® and Doubletree Guest Suites	10	2,206
Holiday Inn® — branded	36	12,221
Crowne Plaza® and Crowne Plaza Suites®	12	4,025
Sheraton® and Sheraton Suites®	10	3,269
Other brands	10	2,482

Total hotels	133

     The hotels shown in the above table are located in the United States (31 states) and Canada (two hotels), with concentrations in Texas (26 hotels), California (19 hotels), Florida (16 hotels) and Georgia (14 hotels). Approximately 56% of our hotel room revenues were generated from hotels in these four states during the six months ended June 30, 2005.
     At June 30, 2005, of the 133 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 65, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 51 (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed 11, and (iv) other independent management companies managed six.
     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect on previously reported net loss or partners’ capital.

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization — (continued)
     The financial information for the three and six months ended June 30, 2005 and 2004, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2005 and 2004, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”). Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire year.
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
     We owned 50% interests in joint venture entities that owned 19 hotels at June 30, 2005, and 20 hotels at December 31, 2004. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$260,282	$282,028
Total assets	$286,835	$313,104
Debt	$207,678	$218,292
Total liabilities	$211,147	$237,597
Equity	$75,688	$75,507
     Debt of our unconsolidated entities at June 30, 2005, consisted of $207.7 million of non-recourse mortgage debt.

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	Investment in Unconsolidated Entities – (continued)
     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenues	$21,039	$18,093	$37,268	$32,411
Net income	$7,531	$6,076	$10,419	$8,782
     In May 2005, but effective as of February 28, 2005, we acquired for $1.2 million an additional 25% interest in a joint venture in which we had previously owned a 50% interest. This joint venture owns a single hotel and has been included in our consolidated financial statements for the second quarter.
4.	Debt
     Debt at June 30, 2005 and December 31, 2004, consisted of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	June 30,	December 31,
	Hotels	June 30, 2005		Date	2005	2004
Promissory note	none	5.14	(a)	June 2016	$650	$650
Senior unsecured term notes	none	7.63		October 2007	122,892	122,426
Senior unsecured term notes	none	9.00		June 2011	298,535	298,409
Senior unsecured term notes	none	7.79	(b)	June 2011	290,000	290,000

Total unsecured debt		8.27			712,077	711,485

Mortgage debt	9 hotels	6.52		July 2009 - 2014	105,189	105,951
Mortgage debt	6 hotels	4.74	(c)	August 2007	85,511	86,412
Mortgage debt	10 hotels	5.13	(c)	May 2006	142,905	144,669
Mortgage debt	15 hotels	7.24		Nov. 2007	125,779	127,316
Mortgage debt	7 hotels	7.32		April 2009	128,966	130,458
Mortgage debt	6 hotels	7.55		June 2009	67,306	67,959
Mortgage debt	8 hotels	8.70		May 2010	174,066	175,504
Mortgage debt	7 hotels	8.73		May 2010	134,660	135,690
Mortgage debt	1 hotel	5.81	(a)	August 2008	15,500	15,500
Mortgage debt	1 hotel	7.23		October 2005	10,189	10,521
Mortgage debt	3 hotels(d)	7.48		April 2011	25,022	49,476
Mortgage debt	1 hotel	7.91		December 2007	10,585	—
Other	1 hotel	9.17		August 2011	5,665	6,181

Total secured debt(e)	75 hotels	7.25			1,031,343	1,055,637

Total(e)		7.66%			$1,743,420	$1,767,122

(a)	Variable interest rate based on LIBOR. The six month LIBOR was 3.53% at June 30, 2005.

(b)	Variable interest rate based on LIBOR, however $100 million of these notes were matched with interest rate swap agreements that effectively converted the variable interest rate to a fixed rate of 7.8%.

(c)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods, subject to meeting certain conditions.

(d)	$24 million of this debt was extinguished in July 2005 upon the surrender of two hotels to their non-recourse mortgage holder. The remainder of this debt is expected to be extinguished in the third quarter, upon the surrender of the remaining hotel to its non-recourse mortgage holder.

(e)	Interest rates are calculated based on the weighted average outstanding debt at June 30, 2005.

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	Debt — (continued)
     We reported interest expense net of interest income of $0.8 million and $0.6 million and capitalized interest of $0.4 million and $0.2 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, respectively, we reported interest expense net of interest income of $1.4 million and $1.3 million and capitalized interest of $1.0 million and $0.2 million.
     At June 30, 2005, we had aggregate mortgage indebtedness of approximately $1.0 billion that was secured by 75 of our consolidated hotels with an aggregate book value of approximately $1.8 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 36 hotels provide for lock-box arrangements. With respect to loans secured by 18 of these hotels, if the debt service coverage ratios fall below certain levels and certain other conditions are met, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, and to hold the balance of the revenues, if any, until debt service coverage ratios again reach specified levels. Three of these 18 hotels, which at June 30, 2005, we were in the process of surrendering to their non-recourse mortgage holders, are currently below the prescribed debt service coverage ratios and are subject to these lock-box requirements. In July 2005, two of these hotels were surrendered and we currently expect the final hotel to be surrendered by the end of the third quarter. These three hotels which were owned by a consolidated joint venture, have an aggregate fair market value below the outstanding debt balance of $25 million at June 30, 2005, are generally located in depressed markets and are expected to generate negative cash flow for the foreseeable future.
     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio was not met. The lender is entitled to apply the remaining revenues to satisfy current requirements for debt service, taxes, insurance and other reserves with any excess cash returned to the owner. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2004, fell below the applicable debt service coverage ratio in 2004 and are currently subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.
     In July 2005, we made the initial draw of $3.8 million on our $69.8 million recourse construction loan, for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is currently based on LIBOR plus 225 basis points and will be capitalized as part of the cost of the project. The interest rate may be reduced to LIBOR plus 200 basis points when the project is 55% complete and upon satisfaction of certain other requirements. The facility matures in the fourth quarter of 2007 .
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

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.	Derivatives – (continued)
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
     At June 30, 2005, we had three interest rate swaps with an aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps are designated as cash flow hedges and are marked to market through other comprehensive income. The estimated unrealized net gain on these interest rate swap agreements was approximately $0.9 million at June 30, 2005, and represents the amount we would receive if the agreements were terminated, based on current market rates. The interest rate received on these interest rate swaps is 4.25% plus LIBOR and the interest rate paid is 7.80%. These swaps were 100% effective through June 30, 2005.
     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps increased interest expense by $0.2 million and by $0.4 million during the three and six months ended June 30, 2005, respectively.
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
     We had fair value hedges with a notional amount of $400 million that we terminated in 2004. These fair value hedges decreased interest by $1.4 million and $4.2 million during the three and six months ended June 30, 2004. In June 2004, we unwound six interest rate swap agreements with an aggregate notional amount of $175 million that were matched with the $175 million notes due 2004 that were redeemed. A $1 million gain was recorded, offsetting the loss on the redemption of the debt. Also in June 2004, five additional swaps with an aggregate notional amount of $125 million, that were matched to the $125 million senior unsecured notes due 2007, were unwound at a cost of $2.3 million. The $2.3 million cost decreased the value of these notes and is being amortized to interest expense over the life of the debt. In July 2004, the remaining four interest rate swap agreements having a notional value of $100 million were unwound at a cost of $1.3 million. The $1.3 million cost decreased the mortgage debt due November 2007 and is being amortized to interest expense over the life of this debt.
     To fulfill requirements under the $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps with a notional amount of $142.9 million. We concurrently sold interest rate caps with identical terms. In July 2004, we purchased 6.5% interest rate caps on LIBOR with a notional amount of $86 million to fulfill requirements under an $86 million cross-collateralized floating rate CMBS loan and concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps were insignificant at June 30, 2005, and resulted in no net earnings impact.

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.	Preferred Units
     On April 8, 2005, FelCor completed the issuance of 5.4 million depositary shares, each representing 1/100 of a share of its 8% Series C cumulative Redeemable Preferred Stock, with gross proceeds of $135 million. FelCor contributed the gross proceeds to us in exchange for newly issued Series C preferred units. The preference on these units is the same as FelCor’s Series C preferred stock. The gross proceeds were used to redeem a like number of units of our 9% Series B Cumulative Redeemable Preferred Units held by FelCor. FelCor then used the proceeds to redeem a like number of shares of its 9% Series B Cumulative Redeemable Preferred Stock. The redemption of the Series B preferred units resulted in a second quarter 2005 reduction in income available to common unitholders of $5.2 million representing the original issuance cost of the Series B preferred units redeemed.
7.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs
     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Room revenue	$262,294	$241,785	$500,837	$466,622
Food and beverage revenue	47,154	45,021	88,810	85,194
Other operating departments	16,105	15,639	30,834	30,624

Total hotel operating revenue	$325,553	$302,445	$620,481	$582,440

     For the first six months of both 2005 and 2004, over 99% of our revenue was comprised of hotel operating revenues, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 1% of our revenue was from retail space rental revenue and other sources.

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs — (continued)
     Hotel departmental expenses from continuing operations were comprised of the following:

	Three Months Ended June 30,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$67,105	20.6	$63,661	21.0
Food and beverage	35,856	11.0	35,275	11.7
Other operating departments	8,142	2.5	7,869	2.6

Total hotel departmental expenses	$111,103	34.1	$106,805	35.3

	Six Months Ended June 30,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$128,721	20.7	$123,352	21.2
Food and beverage	68,748	11.1	67,676	11.6
Other operating departments	15,367	2.5	15,231	2.6

Total hotel departmental expenses	$212,836	34.3	$206,259	35.4

     Other property operating costs from continuing operations were comprised of the following:

	Three Months Ended June 30,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$29,406	9.0	$27,874	9.2
Marketing	27,553	8.5	25,946	8.6
Repair and maintenance	17,518	5.4	16,314	5.4
Energy	15,426	4.7	14,106	4.7

Total other property operating costs	$89,903	27.6	$84,240	27.9

	Six Months Ended June 30,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$57,893	9.3	$54,982	9.5
Marketing	53,859	8.7	50,874	8.7
Repair and maintenance	34,495	5.6	32,666	5.6
Energy	31,594	5.1	28,708	4.9

Total other property operating costs	$177,841	28.7	$167,230	28.7

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs — (continued)
     Included in hotel departmental expenses and other property operating costs are hotel employee compensation and benefit expenses of $100.6 million and $97.1 million for the three months ended June 30, 2005 and 2004, respectively and $196.6 million and $190.0 million for the six months ended June 30, 2005 and 2004, respectively.
8.	Taxes, Insurance and Lease Expense
     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating lease expense (a)	$17,952	$16,555	$32,946	$30,871
Real estate and other taxes	10,844	10,043	23,348	22,045
Property insurance, general liability insurance and other	3,728	3,030	7,047	6,627

Total taxes, insurance and lease expense	$32,524	$29,628	$63,341	$59,543

(a)	Includes hotel lease expense of $15.6 million and $14.2 million associated with 14 hotels and 15 hotels owned by unconsolidated entities for the three months ended June 30, 2005 and 2004, respectively, and $28.1 million and $26.1 million for the six months ended June 30, 2005 and 2004, respectively. Included in lease expense are $9.3 million and $7.3 million in percentage rent for the three months ended June 30, 2005 and 2004, respectively, and $14.7 million and $12.2 million in percentage rent for the six months ended June 30, 2005 and 2004, respectively.
9.	Impairment
     Our hotels are comprised of operations and cash flows that can clearly be distinguished, both operationally and for financial reporting purposes. Accordingly, we consider our hotels to be components as defined by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, for purposes of determining impairment charges and reporting discontinued operations. We recorded impairment charges under the provisions of the SFAS 144 of $0.6 million during the first quarter with respect to assets held for sale and included in discontinued operations at June 30, 2005. The impairment charges included in discontinued operations provide for estimated selling costs, including termination fees related to our management and franchise agreements. We recorded $0.7 million of impairment charges in June 2005, with respect to one of our non-strategic hotels included in continuing operations. In July 2005, we accepted a non-binding contract for sale of this hotel and reduced its carrying value to the purchase contract amount.
     We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon various factors. If we decide to sell additional hotels, or if our estimates of market value for hotels currently designated as non-strategic decline, we could incur future impairment charges.

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	Discontinued Operations
     Included in discontinued operations are the results of operations of nine hotels sold or otherwise disposed of in 2005, two hotels designated as held for sale at June 30, 2005, and 18 hotels disposed of in 2004. Condensed financial information for the hotels included in discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenue	$6,166	$32,811	$14,240	$68,186
Operating expenses	5,710	31,114	15,118	70,154

Operating income (loss)	456	1,697	(878)	(1,968)
Direct interest costs	(40)	(534)	(581)	(1,060)
Impairment loss	—	—	(559)	—
Loss on sale of assets	(234)	(1,214)	(214)	(941)
Minority interest	—	813	—	809

Income (loss) from discontinued operations	$182	$762	$(2,232)	$(3,160)

     In January 2005, we sold the Holiday Inn Salt Lake City, Utah, and, in April 2005, the Whispering Woods Conference Center in Olive Branch, Mississippi. The Moline, Illinois, Holiday Inn and Holiday Inn Select were sold in May 2005 for aggregate gross proceeds of $13 million. In the second quarter of 2005, we surrendered five limited service hotels, owned by a consolidated joint venture, to their non-recourse mortgage holder. The book value of these hotels approximated the book value of the debt extinguished, therefore no gain or loss was recorded.
     During 2004, we sold 17 hotels for gross proceeds of $157 million. Also in 2004, we terminated a hotel lease and incurred $4.9 million in lease termination charges upon the return of the asset to the lessor.

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Earnings (Loss) Per Unit
     The following table sets forth the computation of basic and diluted loss per unit (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations	$9,953	$(34,513)	$3,510	$(52,697)
Less: Preferred distributions	(9,809)	(8,970)	(19,900)	(15,696)
Issuance costs of redeemed preferred units	(5,198)	—	(5,198)	—

Loss from continuing operations applicable to common unitholders	(5,054)	(43,483)	(21,588)	(68,393)
Discontinued operations	182	762	(2,232)	(3,160)

Net loss applicable to common unitholders	$(4,872)	$(42,721)	$(23,820)	$(71,553)

Denominator:
Denominator for basic earnings per unit	62,192	61,983	62,151	61,985

Denominator for diluted earnings per unit — adjusted weighted average units and assumed conversions	62,192	61,983	62,151	61,985

Earnings (loss) per unit data:
Basic:
Loss from continuing operations	$(0.08)	$(0.70)	$(0.35)	$(1.10)
Discontinued operations	0.00	0.01	(0.03)	(0.05)

Net loss	(0.08)	$(0.69)	$(0.38)	$(1.15)

Diluted:
Loss from continuing operations	$(0.08)	$(0.70)	$(0.35)	$(1.10)
Discontinued operations	0.00	0.01	(0.03)	(0.05)

Net loss	$(0.08)	$(0.69)	$(0.38)	$(1.15)

     Securities that could potentially dilute basic earnings per unit in the future and that were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
FelCor restricted shares granted but not vested	673	382	593	255
Series A convertible preferred units	9,985	8,202	9,985	8,202
     Series A preferred distributions that would be excluded from net loss applicable to common unitholders, if these Series A preferred units were dilutive, were $6.3 million and $5.2 million for the three months ended June 30, 2005 and 2004, respectively, and $12.6 million and $8.1 million for the six months ended June 30, 2005 and 2004, respectively.

FELCOR LODGING LIMTED PARTNERSHIP
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations, as reported	$9,953	$(34,513)	$3,510	$(52,697)
Add stock based compensation included in the net income or loss, as reported	746	519	1,352	1,022
Less stock based compensation expense that would have been included in the determination of net income or loss if the fair value method had been applied to all awards	(749)	(597)	(1,357)	(1,107)

Income (loss) from continuing operations, pro forma	$9,950	$(34,591)	$3,505	$(52,782)

Basic and diluted net loss per common unit:
As reported	$(0.08)	$(0.70)	$(0.35)	$(1.10)
Pro forma	$(0.08)	$(0.70)	$(0.35)	$(1.10)
     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.
13.	Subsequent Events
     At June 30, 2005, we were in the process of surrendering three limited service hotels, owned by a consolidated joint venture, to their non-recourse mortgage holders. Two of these hotels were surrendered to their non-recourse mortgage holder in July 2005, and the final hotel is expected to be transferred in the third quarter 2005. Upon the transfer of the remaining hotel the full $25 million of consolidated debt associated with these hotels will be extinguished.
14.	Consolidating Financial Information
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

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONSOLIDATING BALANCE SHEET
June 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Net investment in hotel properties	$141,099	$995,299	$1,756,553	$—	$2,892,951
Equity investment in consolidated entities	1,773,634	—	—	(1,773,634)	—
Investment in unconsolidated entities	75,628	30,752	—	—	106,380
Assets held for sale	29,591	2,269	—	—	31,860
Cash and cash equivalents	72,328	43,992	8,625	—	124,945
Restricted cash	6,358	2,221	21,055	—	29,634
Accounts receivable	5,156	53,961	15	—	59,132
Deferred assets	7,475	1,083	7,806	—	16,364
Condominium development project	6,480	—	—	—	6,480
Other assets	5,833	20,898	359	—	27,090

Total assets	$2,123,582	$1,150,475	$1,794,413	$(1,773,634)	$3,294,836

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$752,747	$158,217	$832,456	$—	$1,743,420
Distributions payable	9,362	—	—	—	9,362
Accrued expenses and other liabilities	13,704	115,444	16,695	—	145,843
Minority interest — other partnerships	—	150	48,292	—	48,442

Total liabilities	775,813	273,811	897,443	—	1,947,067

Redeemable units, at redemption value	40,372	—	—	—	40,372

Preferred units	478,757	—	—	—	478,757
Common units	827,746	862,024	896,970	(1,773,634)	813,106
Accumulated other comprehensive income	894	14,640	—	—	15,534

Total partners’ capital	1,307,397	876,664	896,970	(1,773,634)	1,307,397

Total liabilities, redeemable units and partners’ capital	$2,123,582	$1,150,475	$1,794,413	$(1,773,634)	$3,294,836

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Net investment in hotel properties	$193,695	$1,015,155	$1,746,916	$—	$2,955,766
Equity investment in consolidated entities	1,769,874	—	—	(1,769,874)	—
Investment in unconsolidated entities	76,190	34,653	—	—	110,843
Assets held for sale	—	255	—	—	255
Cash and cash equivalents	84,829	29,387	5,094	—	119,310
Restricted cash	9,287	2,195	23,254	—	34,736
Accounts receivable	3,426	48,411	8	—	51,845
Deferred assets	8,917	1,218	8,669	—	18,804
Condominium development project	1,613	—	—	—	1,613
Other assets	8,239	16,185	62	—	24,486

Total assets	$2,156,070	$1,147,459	$1,784,003	$(1,769,874)	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$776,790	$160,337	$829,995	$—	$1,767,122
Distributions payable	8,867	—	—	—	8,867
Accrued expenses and other liabilities	(764)	106,047	19,639	—	124,922
Minority interest — other partnerships	1,195	(5,353)	50,923	—	46,765

Total liabilities	786,088	261,031	900,557	—	1,947,676

Redeemable units, at redemption value	40,846	—	—	—	40,846

Preferred units	478,757	—	—	—	478,757
Common units	850,379	870,648	883,446	(1,769,874)	834,599
Accumulated other comprehensive income	—	15,780	—	—	15,780

Total partners’ capital	1,329,136	886,428	883,446	(1,769,874)	1,329,136

Total liabilities, redeemable units and partners’ capital	$2,156,070	$1,147,459	$1,784,003	$(1,769,874)	$3,317,658

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$325,553	$—	$—	$325,553
Percentage lease revenue	7,955	—	57,793	(65,748)	—
Other revenue	457	(337)	—	—	120

Total revenue	8,412	325,216	57,793	(65,748)	325,673

Expenses:
Hotel operating expense	—	217,893	—	—	217,893
Taxes, insurance and lease expense	1,680	89,519	7,073	(65,748)	32,524
Corporate expenses	279	2,513	1,936	—	4,728
Depreciation	1,827	11,153	17,505	—	30,485

Total operating expenses	3,786	321,078	26,514	(65,748)	285,630

Operating income	4,626	4,138	31,279	—	40,043
Interest expense, net	(14,809)	(2,686)	(15,976)	—	(33,471)
Impairment	—	(732)	—	—	(732)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(10,183)	720	15,303	—	5,840
Equity in income from consolidated entities	16,724	—	—	(16,724)	—
Equity in income from unconsolidated entities	3,277	560	—	—	3,837
Gain on sale of assets	389	—	—	—	389
Minority interests in other partnerships	—	410	(523)	—	(113)

Income from continuing operations	10,207	1,690	14,780	(16,724)	9,953
Discontinued operations from consolidated entities	(72)	254	—	—	182

Net income	10,135	1,944	14,780	(16,724)	10,135
Preferred distributions	(9,809)	—	—	—	(9,809)
Issuance costs of redeemed preferred units	(5,198)	—	—	—	(5,198)

Net loss applicable to unitholders	$(4,872)	$1,944	$14,780	$(16,724)	$(4,872)

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$302,445	$—	$—	$302,445
Percentage lease revenue	7,515	—	52,006	(59,521)	—
Other revenue	180	—	—	—	180

Total revenue	7,695	302,445	52,006	(59,521)	302,625

Expenses:
Hotel operating expense	—	206,908	—	—	206,908
Taxes, insurance and lease expense	(639)	82,905	6,883	(59,521)	29,628
Corporate expenses	747	2,000	1,633	—	4,380
Depreciation	2,110	10,344	15,573	—	28,027

Total operating expenses	2,218	302,157	24,089	(59,521)	268,943

Operating income	5,477	288	27,917	—	33,682
Interest expense, net	(23,703)	(2,716)	(12,784)	—	(39,203)
Charge-off of deferred financing cost	(32,190)	—	—	—	(32,190)
Gain on swap termination	1,005	—	—	—	1,005

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(49,411)	(2,428)	15,133	—	(36,706)
Equity in income from consolidated entities	12,753	—	—	(12,753)	—
Equity in income from unconsolidated entities	2,570	121	—	—	2,691
Minority interests in other partnerships	(318)	—	(180)	—	(498)

Income (loss) from continuing operations	(34,406)	(2,307)	14,953	(12,753)	(34,513)
Discontinued operations from consolidated entities	655	107	—	—	762

Net income (loss)	(33,751)	(2,200)	14,953	(12,753)	(33,751)
Preferred distributions	(8,970)	—	—	—	(8,970)

Net income (loss) applicable to unitholders	$(42,721)	$(2,200)	$14,953	$(12,753)	$(42,721)

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$620,481	$—	$—	$620,481
Percentage lease revenue	13,841	—	115,132	(128,973)	—
Other revenue	613	(337)	—	—	276

Total revenue	14,454	620,144	115,132	(128,973)	620,757

Expenses:
Hotel operating expense	—	422,364	—	—	422,364
Taxes, insurance and lease expense	3,925	174,056	14,333	(128,973)	63,341
Asset disposition costs	650	—	—	—	650
Corporate expenses	531	5,000	3,738	—	9,269
Depreciation	3,999	22,018	34,076	—	60,093

Total operating expenses	9,105	623,438	52,147	(128,973)	555,717

Operating income (loss)	5,349	(3,294)	62,985	—	65,040
Interest expense, net	(28,829)	(6,095)	(31,246)	—	(66,170)
Impairment	—	(732)	—	—	(732)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(23,480)	(10,121)	31,739	—	(1,862)
Equity in income from consolidated entities	19,533	—	—	(19,533)	—
Equity in income from unconsolidated entities	4,801	167	—	—	4,968
Gain on sale of assets	389	—	—	—	389
Minority interests in other partnerships	—	718	(703)	—	15

Income (loss) from continuing operations	1,243	(9,236)	31,036	(19,533)	3,510
Discontinued operations from consolidated entities	35	(2,267)	—	—	(2,232)

Net income (loss)	1,278	(11,503)	31,036	(19,533)	1,278
Preferred distributions	(19,900)	—	—	—	(19,900)
Issuance costs of redeemed preferred units	(5,198)	—	—	—	$(5,198)

Net income (loss) applicable to unitholders	$(23,820)	$(11,503)	$31,036	$(19,533)	$(23,820)

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$582,440	$—	$—	$582,440
Percentage lease revenue	14,609	—	107,306	(121,915)	—
Other revenue	425	—	—	—	425

Total revenue	15,034	582,440	107,306	(121,915)	582,865

Expenses:
Hotel operating expense	—	403,668	—	—	403,668
Taxes, insurance and lease expense	718	166,156	14,584	(121,915)	59,543
Corporate expenses	1,000	3,874	2,868	—	7,742
Depreciation	4,674	19,765	32,064	—	56,503

Total operating expenses	6,392	593,463	49,516	(121,915)	527,456

Operating income (loss)	8,642	(11,023)	57,790	—	55,409
Interest expense, net	(48,930)	(5,447)	(25,420)	—	(79,797)
Charge-off of deferred financing cost	(32,420)	—	—	—	(32,420)
Gain on swap termination	1,005	—	—	—	1,005

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(71,703)	(16,470)	32,370	—	(55,803)
Loss on sale of assets	—	(11)	11	—	—
Equity in income from consolidated entities	11,198	—	—	(11,198)	—
Equity in income from unconsolidated entities	4,096	(423)	—	—	3,673
Minority interests in other partnerships	(251)	—	(316)	—	(567)

Income (loss) from continuing operations	(56,660)	(16,904)	32,065	(11,198)	(52,697)
Discontinued operations from consolidated entities	803	(3,969)	6	—	(3,160)

Net income (loss)	(55,857)	(20,873)	32,071	(11,198)	(55,857)
Preferred distributions	(15,696)	—	—	—	(15,696)

Net income (loss) applicable to unitholders	$(71,553)	$(20,873)	$32,071	$(11,198)	$(71,553)

FELCOR LODGING LIMTED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(5,209)	$11,773	$66,011	$72,575
Cash flows from (used in) investing activities	(3,460)	(6,072)	(23,817)	(33,349)
Cash flows from (used in) financing activities	(3,832)	8,937	(38,663)	(33,558)
Effect of exchange rates changes on cash	—	(33)	—	(33)

Change in cash and cash equivalents	(12,501)	14,605	3,531	5,635
Cash and cash equivalents at beginning of period	84,829	29,387	5,094	119,310

Cash and equivalents at end of period	$72,328	$43,992	$8,625	$124,945

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(38,905)	$2,336	$56,357	$19,788
Cash flows from (used in) investing activities	(77)	(16,049)	1,006	(15,120)
Cash flows from (used in) financing activities	(73,654)	26,476	(61,049)	(108,227)
Effect of exchange rates changes on cash	—	(1,007)	—	(1,007)

Change in cash and cash equivalents	(112,636)	(12,763)	(3,686)	(103,559)
Cash and cash equivalents at beginning of period	168,224	59,241	4,420	231,885

Cash and equivalents at end of period	$55,588	$70,997	$734	$127,319

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In the second quarter of 2005, revenue per available room, or RevPAR, increased 9.6% for our consolidated hotels in continuing operations and our average daily room rate, or ADR, comprised 59% of the increase in RevPAR. The significant role that ADR played in the increase in revenue contributed to a 130 basis point improvement in hotel operating margin, compared to the same period in 2004. We currently expect that ADR will continue to be a major portion of our RevPAR increases for the intermediate-term, which should continue to improve our hotel operating margins. The second quarter of 2005 represents the fifth consecutive quarter that we have experienced year over year ADR growth.
     We continue to invest in our core hotels to maintain their competitive position and to take advantage of the current phase of the lodging cycle. During the first six months of 2005, we spent $56 million on capital improvements and replacements (including our pro rata share of capital for unconsolidated ventures), and anticipate capital expenditures of approximately $100 million for the full year.
     During 2005, through July, we have sold or otherwise disposed of 10 hotels for gross proceeds of $16.4 million and have one hotel under a firm sale contract for $38 million, which is expected to close in the third quarter of 2005. During the third quarter, we expect to complete the process of surrendering the last one of eight limited service hotels, owned by a consolidated joint venture, to its non-recourse mortgage holder. These eight hotels had an aggregate fair market value below their outstanding debt balance, are generally located in depressed markets and are expected to generate negative cash flow for the foreseeable future.
     After disposing of the previously mentioned hotels, we will have 13 hotels remaining that we are currently marketing for sale. We estimate that the gross proceeds from the disposition of these hotels will be approximately $107 million and we intend to complete the sale of these hotels by mid-2006.
     We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon various factors. If we decide to sell additional hotels or if our estimates of market value for hotels, currently designated as non-strategic, decline, we could incur future impairment charges.
Financial Comparison (in thousands of dollars, except RevPAR and hotel operating margin)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			% Change			% Change
	2005	2004	2004-2005	2005	2004	2004-2005
RevPAR	76.83	70.12	9.6	73.23	67.69	8.2
Hotel operating profit(1)	75,136	65,909	14.0	134,776	119,229	13.0
Hotel operating margin(1)	23.1%	21.8%	6.0	21.7%	20.5%	5.9
Income (loss) from continuing operations(2)	9,953	(34,513)	128.8	3,510	(52,697)	106.7
Funds From Operations (“FFO”)(1) (3)	28,062	(9,489)	395.7	41,856	(5,927)	806.2
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(4)	79,938	40,527	97.2	140,101	94,755	47.9

(1)	Included in the Financial Comparison are non-GAAP financial measures, including FFO, EBITDA, hotel operating profit and hotel operating margin. Further discussions of the use, limitations and importance of, and detailed reconciliations to the most comparable GAAP measure, of these non-GAAP financial measures are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in the income (loss) from continuing operations are the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Charge off of deferred debt costs	$—	$3,944	$—	$4,174
Early extinguishment of debt	—	28,246	—	28,246
Asset disposition costs	—	—	650	—
Gain on swap termination	—	(1,005)	—	(1,005)
Impairment	732	—	732	—
(3)	In accordance with the guidance provided by the Securities and Exchange Commission, or SEC, on non-GAAP financial measures, FFO has not been adjusted to add back the following items included in net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Charge-off of deferred debt costs	$—	$3,944	$—	$4,174
Early extinguishment of debt	—	28,246	—	28,246
Issuance costs of redeemed preferred units	5,198	—	5,198	—
Gain on swap termination	—	(1,005)	—	(1,005)
Impairment loss	732	—	1,291	—
Asset disposition costs	—	—	1,300	4,900
(4)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Charge-off of deferred debt costs	$—	$3,944	$—	$4,174
Early extinguishment of debt	—	28,246	—	28,246
Issuance costs of redeemed preferred units	5,198	—	5,198	—
Gain on swap termination	—	(1,005)	—	(1,005)
Impairment loss	732	—	1,291	—
Loss (gain) on sale of assets	(155)	1,214	(175)	941
Asset disposition costs	—	—	1,300	4,900
Results of Operations
Comparison of the Three Months Ended June 30, 2005 and 2004
     For the three months ended June 30, 2005, we recorded a loss applicable to common unitholders of $5 million, or $0.08 per unit, compared to a loss of $43 million, or $0.69 per unit, for the three months ended June 30, 2004.
     Total revenue increased 7.6% to $326 million, compared to the prior year quarter. Hotel operating revenues from continuing operations made up more than 99% of the total revenues for both the second quarters of 2005 and 2004. Hotel operating revenues from continuing operations were $326 million for the second quarter 2005, an increase of $23 million, or 7.6%, compared to the same period in 2004. The increase in revenues was primarily related to a 9.6% increase in our hotel portfolio’s RevPAR, compared to the same period in 2004. The increase in RevPAR was driven by increases in ADR of 5.7% and occupancy of 3.7%. The increase in ADR amounted to 59% of the improvement in RevPAR, as the trend of improving rates, that began in 2004 continued into the second quarter 2005 and contributed to a 130 basis point improvement in hotel operating margins (hotel operating profit as a percentage of hotel revenue).
     Operating expenses for the quarter increased by $17 million or 6%, compared to the prior year quarter. Operating income for the second quarter of 2005 increased by $6 million or 19% over the prior year period. The improvement in operating income was driven largely by increased revenue and improvements in operating margins, which resulted principally from increased ADR. The increase in operating expenses came principally from increases in hotel departmental expenses of $4 million; other property operating expenses of $6 million;

management and franchise fees of $1 million; taxes, insurance and lease expense of $3 million; and depreciation expense of $2 million. With the exception of hotel departmental expenses, which decreased as a percentage of total revenue, all of these expenses remained constant to the prior year as a percent of total revenue. The increase in hotel departmental expenses resulted largely from increases in occupancy, with the majority of the increase in labor related costs. The increase in other property operating expenses resulted from increased hotel occupancy, with increases in labor costs, utilities, maintenance, and marketing expenses. Management and franchise fees increased as a function of the increase in revenue. Taxes, insurance and lease expenses increased principally due to increased lease expense, which is a function of revenue, and increased property taxes, largely from reductions recorded in the prior year related to two hotels. Depreciation expense increased as a result of the increased depreciation related to 2004 capital expenditures of $96 million.
     Net interest expense included in continuing operations decreased $6 million or 15% compared to the second quarter in 2004. This reduction is principally related to a $240 million reduction in our average outstanding debt, largely resulting from the early retirement of a portion of our senior notes in 2004.
     At June 30, 2005, we had 133 hotels included in our consolidated continuing operations, of which 13 were non-strategic hotels identified for sale and three were in the process of being surrendered to their non-recourse mortgage holders. The 13 non-strategic hotels included in continuing operations represented 10% of the rooms in our hotel portfolio, but only 4% of our calendar year 2004 consolidated hotel operating profit.
     We recorded an impairment charge of $0.7 million in the second quarter of 2005, related to one of our non-strategic hotels included in continuing operations. In July 2005, we accepted a non-binding contract for sale of this hotel and reduced its carrying value to the purchase contract amount. It is our policy to classify a hotel as “held for sale” once we have a contract with a non-refundable deposit. In the second quarter of 2004, we recorded $31 million in charges related to the early retirement of a portion of our senior notes.
     Equity in income from unconsolidated entities increased by 43% to $4 million in the second quarter of 2005, compared to the same period last year. The increase is attributed to the increased RevPAR for these hotels and an improvement in their operating margins.
     Income from continuing operations was $10 million for the second quarter 2005, compared to a loss of $35 million in the same period in 2004.
     Discontinued operations for the quarter represent the operating income, direct interest costs and gains or losses on sale of nine hotels disposed of during the first six months of 2005, two hotels that were designated as held for sale at June 30, 2005, and 18 hotels disposed of in 2004.
     Net income for the second quarter 2005 was $10 million, compared to a net loss in the same period of 2004 of $34 million.
     Preferred distributions increased by $1 million. This results from a full quarter of preferred distributions on the Series A preferred units issued in April 2004, partially offset by savings from the issuance of 54,000 Series C preferred units and the redemption of a corresponding number of Series B preferred units during the second quarter 2005.
     In accordance with the Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” we have subtracted $5 million of the issuance costs of our redeemed Series B preferred units from net income to determine net loss applicable to common unitholders for the calculation of net loss per unit.

Comparison of the Six Months Ended June 30, 2005 and 2004
     For the six months ended June 30, 2005, we recorded a loss applicable to common unitholders of $24 million, or $0.38 per unit, compared to a loss of $72 million, or $1.15 per unit, for the six months ended June 30, 2004.
     Total revenue increased 6.5% to $621 million, compared to the prior year quarter. Hotel operating revenues from continuing operations made up more than 99% of the total revenues for both the six months ended 2005 and 2004 and were $620 million for the six month period ending June 30, 2005, reflecting an increase of $38 million, or 6.5%, compared to the same period in 2004. The increase in revenues was primarily related to an 8.2% increase in our hotel portfolio’s RevPAR, compared to the same period in 2004. The increase in RevPAR was driven by increases in ADR of 5.7% and occupancy of 2.3%. The increase in ADR amounted to 70% of the improvement in RevPAR, as the trend of improving rates, that began in 2004 continued through the second quarter 2005 and contributed to a 120 basis point improvement in hotel operating margins (hotel operating profit as a percentage of hotel revenue).
     Operating expenses for the six months increased by $28 million or 5%, compared to the prior year period. Operating income for the six month period in 2005 increased by $10 million, or 17%, over the prior year period. The improvement in operating income was driven largely by increased revenue and improvements in operating margins, which resulted principally from increased ADR. The increase in operating expenses came principally from increases in hotel departmental expenses of $7 million; other property operating expenses of $11 million; taxes, insurance and lease expense of $4 million; and depreciation expense of $4 million. With the exception of hotel departmental expenses, which decreased as a percentage of total revenue, all of these expenses remained constant to the prior year as a percent of total revenue. The increase in hotel departmental expenses resulted largely from increases in occupancy, with the majority of the increase in labor related costs. The increase in other property operating expenses resulted from increased hotel occupancy, with increases in labor costs, utilities, maintenance, and marketing expenses. Taxes, insurance and lease expenses increased principally due to increased lease expense, which is a function of revenue, and increased property taxes, largely from reductions recorded in the prior year related to two hotels. Depreciation expense increased as a result of the increased depreciation related to 2004 capital expenditures of $96 million.
     Net interest expense included in continuing operations decreased $14 million, or 17%, compared to the same period in 2004. This reduction is principally related to a $260 million reduction in our average outstanding debt, largely resulting from the early retirement of a portion of our senior notes in 2004 and a 34 basis point reduction in our average interest rate.
     At June 30, 2005, we had 133 hotels included in our consolidated continuing operations, of which 13 were non-strategic hotels identified for sale and three were in the process of being surrendered to their non-recourse mortgage holders. The 13 non-strategic hotels included in continuing operations represented 10% of the rooms in our hotel portfolio, but only 4% of our calendar year 2004 consolidated hotel operating profit.
     We recorded an impairment charge of $0.7 million in the second quarter of 2005, related to one of our non-strategic hotels included in continuing operations. In July 2005, we accepted a non-binding contract for sale of this hotel and reduced its carrying value to the purchase contract amount. It is our policy to classify a hotel as “held for sale” once we have a contract with a non-refundable deposit. In the same six month period of 2004, we recorded $31 million in charges related to the early retirement of a portion of our senior notes and cancellation of our line of credit.
     Equity in income from unconsolidated entities increased by 35% to $5 million in the six month period ended June 30, 2005, compared to the same period last year. The increase is attributed to the increased RevPAR for these hotels and an improvement in their operating margins.

     Income from continuing operations was $4 million for the six month period of 2005, compared to a loss of $53 million in the same period in 2004.
     Discontinued operations for the period represent the operating income, direct interest costs and gains or losses on sale of nine hotels disposed of during the first six months of 2005, two hotels that were designated as held for sale at June 30, 2005, and 18 hotels disposed of in 2004.
     Net income for the six months ended June 30, 2005 was $1 million, compared to a net loss in the same period of 2004 of $56 million.
     Preferred distributions increased by $4 million. This results from a full six months of preferred distributions on the Series A preferred units issued in April 2004, partially offset by savings from the issuance of 54,000 Series C preferred units and the redemption of a corresponding number of Series B preferred units during the second quarter 2005.
     In accordance with the Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” we have subtracted $5 million of the issuance costs of our redeemed Series B preferred units from net income to determine net loss applicable to common unitholders for the calculation of net loss per unit.
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
     The following tables detail our computation of FFO and EBITDA (in thousands):
Reconciliation of Net Income (Loss) to FFO
(in thousands, except per unit data)

	Three Months Ended June 30,
	2005			2004
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income (loss)	$10,135			$(33,751)
Preferred distributions	(9,809)			(8,970)
Issuance costs of redeemed preferred units	(5,198)			—

Net loss applicable to common unitholders	(4,872)	62,192	$(0.08)	(42,721)	61,983	$(0.69)
Depreciation from continuing operations	30,485		0.49	28,027		0.45
Depreciation from unconsolidated entities and discontinued operations	2,604		0.04	3,991		0.07
Loss (gain) on sale of assets	(155)		(0.00)	1,214		0.02
Conversion of options and unvested restricted stock	—	339	—	—		—

FFO	$28,062	62,531	$0.45	$(9,489)	61,983	$(0.15)

Reconciliation of Net Income (Loss) to FFO
(in thousands, except per unit data)

	Six Months Ended June 30,
	2005			2004
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income (loss)	$1,278			$(55,857)
Preferred distributions	(19,900)			(15,696)
Issuance costs of redeemed preferred units	(5,198)			—

Net loss applicable to common unitholders	(23,820)	62,151	$(0.38)	(71,553)	61,985	$(1.15)
Depreciation from continuing operations	60,093		0.96	56,503		0.91
Depreciation from unconsolidated entities and discontinued operations	5,758		0.09	8,182		0.13
Loss (gain) on sale of assets	(175)		0.00	941		0.01
Conversion of options and unvested restricted stock	—	319	—	—		—

FFO	$41,856	62,470	$0.67	$(5,927)	61,985	$(0.10)

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income or loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Charge-off of deferred debt costs	$—	$3,944	$—	$4,174
Asset disposition costs	—	—	1,300	4,900
Issuance costs of redeemed preferred units	5,198	—	5,198	—
Loss on early extinguishment of debt	—	28,246	—	28,246
Impairment loss	732	—	1,291	—
Gain on swap termination	—	(1,005)	—	(1,005)

Reconciliation of Net Income (Loss) to EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$10,135	$(33,751)	$1,278	$(55,857)
Depreciation from continuing operations	30,485	28,027	60,093	56,503
Depreciation from unconsolidated entities and discontinued operations	2,604	3,991	5,758	8,182
Interest expense	34,273	39,798	67,614	81,114
Interest expense from unconsolidated entities and discontinued operations	1,687	1,943	4,007	3,791
Amortization expense	755	519	1,352	1,022
EBITDA	$79,939	$40,527	$140,102	$94,755
Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income or loss (in thousands):

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2005	2004	2005	2004
Charge-off of deferred debt costs	$—	$3,944	$—	$4,174
Asset disposition costs	—	—	1,300	4,900
(Gain) loss on sale of assets	(155)	1,214	(175)	941
Early extinguishment of debt	—	28,246	—	28,246
Impairment	732	—	1,291	—
Gain on swap termination	—	(1,005)	—	(1,005)
     The following tables detail our computation of hotel operating profit, hotel operating margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at June 30, 2005.
Hotel Operating Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenue	$325,673	$302,625	$620,757	$582,865
Retail space rental and other revenue	(120)	(180)	(276)	(425)

Hotel revenue	325,553	302,445	620,481	582,440
Hotel operating expenses	(250,417)	(236,536)	(485,705)	(463,211)

Hotel operating profit	$75,136	$65,909	$134,776	$119,229

Hotel operating margin	23.1%	21.8%	21.7%	20.5%

Hotel Operating Expense Composition
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Hotel departmental expenses:
Room	$67,105	$63,661	$128,721	$123,352
Food and beverage	35,856	35,275	68,748	67,676
Other operating departments	8,142	7,869	15,367	15,231

Other property related costs:
Administrative and general	29,406	27,874	57,893	54,982
Marketing and advertising	27,553	25,946	53,859	50,874
Repairs and maintenance	17,518	16,314	34,495	32,666
Energy	15,426	14,106	31,594	28,708
Taxes, insurance and lease expense	32,524	29,628	63,341	59,543

Total other property related costs	122,427	113,868	241,182	226,773
Management and franchise fees	16,887	15,863	31,687	30,179

Hotel operating expenses	$250,417	$236,536	$485,705	$463,211

Reconciliation of total operating expenses to hotel operating expenses:
Total operating expenses	$285,630	$268,943	$555,717	$527,456
Corporate expenses	(4,728)	(4,380)	(9,269)	(7,742)
Depreciation	(30,485)	(28,027)	(60,093)	(56,503)
Asset disposition costs	—	—	(650)	—

Hotel operating expenses	$250,417	$236,536	$485,705	$463,211

     The following tables reconcile net income or loss to hotel operating profit and the ratio of operating income to total revenue to hotel operating margin.
Reconciliation of Net Income (Loss) to Hotel Operating Profit
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$10,135	$(33,751)	$1,278	$(55,857)
Discontinued operations	(182)	(762)	2,232	3,160
Equity in income from unconsolidated entities	(3,837)	(2,691)	(4,968)	(3,673)
Minority interests	113	498	(15)	567
Interest expense, net	33,471	39,203	66,170	79,797
Charge-off of deferred financing costs	—	3,944	—	4,174
Impairment	732	—	732	—
Asset disposition costs	—	—	650	—
Loss on early extinguishment of debt	—	28,246	—	28,246
Gain on swap termination	—	(1,005)	—	(1,005)
Corporate expenses	4,728	4,380	9,269	7,742
Depreciation	30,485	28,027	60,093	56,503
Retail space rental and other revenue	(120)	(180)	(276)	(425)
Gain on sale of assets	(389)	—	(389)	—

Hotel operating profit	$75,136	$65,909	$134,776	$119,229

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel Operating Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Ratio of operating income to total revenue	12.3	11.1	10.5	9.5
Less:
Retail space and rental and other revenue	—	—	—	—
Plus:
Corporate expenses	1.4	1.4	1.4	1.3
Depreciation	9.4	9.3	9.7	9.7
Asset disposition costs	—	—	0.1	—

Hotel operating margin	23.1%	21.8%	21.7%	20.5%

     Substantially all of our non-current assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company’s operations. These supplemental measures, including FFO, EBITDA, hotel operating profit and hotel operating margin, are not measures of operating performance under GAAP. However, we consider these non-GAAP measures to be supplemental measures of a hotel REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of our operating performance.
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

Hotel Portfolio Composition
     The following tables set forth, as of June 30, 2005, for 130 of our 133 hotels included in our consolidated portfolio of continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment. Three limited service hotels, which we were in the process of surrendering to their mortgage holders, have been excluded.

			% of	% of 2004 Hotel
Brand	Hotels	Rooms	Total Rooms	Operating Profit
Embassy Suites Hotel	55	13,925	37%	52%
Holiday Inn-branded	36	12,221	32	22
Sheraton-branded	10	3,269	9	10
Doubletree-branded	10	2,206	6	6
Crowne Plaza	12	4,025	11	5
Other	7	1,811	5	5

			% of	% of 2004 Hotel
Top Markets	Hotels	Rooms	Total Rooms	Operating Profit
Atlanta	10	3,061	8%	9%
Dallas	12	3,586	10	5
Los Angeles Area	6	1,435	4	5
Orlando	6	2,219	6	5
Boca Raton/Ft. Lauderdale	4	1,118	3	4
New Orleans	2	746	2	4
Minneapolis	4	955	3	4
Philadelphia	3	1,174	3	3
San Diego	1	600	2	3
Phoenix	3	798	2	3
San Antonio	4	1,189	3	3
Northern New Jersery	3	759	2	3
Chicago	4	1,239	3	3
San Francisco Bay Area	8	2,690	7	3
Houston	4	1,403	4	3
Washington DC	1	437	1	3

			% of	% of 2004 Hotel
Top Four States	Hotels	Rooms	Total Rooms	Operating Profit
California	19	5,536	15%	16%
Texas	26	7,515	20	14
Florida	16	5,343	14	12
Georgia	12	3,415	9	9

			% of	% of 2004 Hotel
Location	Hotels	Rooms	Total Rooms	Operating Profit
Suburban	58	14,743	39%	39%
Urban	31	10,069	27	27
Airport	26	8,183	22	22
Resort	13	4,044	11	12
Interstate	2	418	1	0

			% of	% of 2004 Hotel
Segment	Hotels	Rooms	Total Rooms	Operating Profit
Upscale all-suite	68	16,791	45%	59%
Full service	37	12,385	33	23
Upscale	23	7,843	21	17
Limited service	2	438	1	1

Hotel Operating Statistics
     The following tables set forth historical occupancy, ADR and RevPAR at June 30, 2005 and 2004, and the percentage changes therein between the periods presented, for 130 of our 133 hotels included in our consolidated portfolio of continuing operations. Three limited service hotels, which we were in the process of surrendering to their mortgage holders, have been excluded.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	%Variance	2005	2004	% Variance
Embassy Suites Hotels	76.5	72.6	5.3	73.7	71.2	3.6
Holiday Inn-branded hotels	70.6	69.1	2.2	66.8	65.7	1.7
Sheraton-branded hotels	67.3	66.0	2.0	64.5	65.0	(0.8)
Doubletree-branded hotels	72.2	70.1	3.1	68.7	69.4	(1.0)
Crowne Plaza hotels	70.1	65.2	7.6	66.8	63.4	5.3
Other hotels	61.6	64.5	(4.5)	59.2	59.4	(0.3)

Total hotels	72.1	69.5	3.7	68.9	67.4	2.3

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Variance	2005	2004	% Variance
Embassy Suites Hotels	121.15	117.39	3.2	123.54	118.31	4.4
Holiday Inn-branded hotels	88.75	83.31	6.5	86.75	82.28	5.4
Sheraton-branded hotels	111.02	96.82	14.7	109.48	97.19	12.6
Doubletree-branded hotels	110.96	105.10	5.6	112.28	104.45	7.5
Crowne Plaza hotels	101.57	96.44	5.3	97.22	92.79	4.8
Other hotels	102.73	95.57	7.5	97.32	91.44	6.4

Total hotels	106.57	100.83	5.7	106.27	100.50	5.7

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Variance	2005	2004	% Variance
Embassy Suites Hotels	92.63	85.23	8.7	91.08	84.22	8.1
Holiday Inn-branded hotels	62.65	57.56	8.8	57.95	54.07	7.2
Sheraton-branded hotels	74.70	63.89	16.9	70.62	63.22	11.7
Doubletree-branded hotels	80.13	73.65	8.8	77.09	72.44	6.4
Crowne Plaza hotels	71.24	62.85	13.3	64.92	58.84	10.3
Other hotels	63.29	61.64	2.7	57.63	54.32	6.1

Total hotels	76.83	70.12	9.6	73.23	67.69	8.2

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Variance	2005	2004	% Variance
Atlanta	71.0	67.5	5.2	70.9	67.5	4.9
Dallas	51.4	53.5	(3.9)	52.3	52.9	(1.1)
Los Angeles Area	75.4	71.9	5.0	73.4	72.4	1.3
Orlando	75.3	79.3	(5.0)	77.6	77.6	0.0
Boca Raton/Ft. Lauderdale	80.3	77.0	4.3	85.2	82.0	4.0
New Orleans	73.5	75.5	(2.7)	73.7	70.8	4.0
Minneapolis	75.5	69.4	8.8	70.5	66.0	6.8
Philadelphia	81.4	72.8	11.7	71.1	64.5	10.2
San Diego	84.0	83.3	0.9	82.8	84.8	(2.4)
Phoenix	74.9	71.8	4.3	78.1	76.5	2.1
San Antonio	81.7	72.7	12.4	75.6	71.0	6.5
Northern New Jersey	77.1	71.1	8.4	71.1	68.0	4.6
Chicago	80.9	76.4	5.8	71.2	69.3	2.8
San Francisco Bay Area	72.9	67.5	8.0	67.6	64.6	4.6
Houston	73.1	72.0	1.5	71.2	72.8	(2.3)
Washington DC	83.0	78.5	5.8	75.1	74.4	1.0

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Variance	2005	2004	% Variance
Atlanta	91.09	86.04	5.9	91.12	87.53	4.1
Dallas	94.11	90.60	3.9	94.84	90.74	4.5
Los Angeles Area	117.32	111.17	5.5	115.94	109.28	6.1
Orlando	83.64	75.20	11.2	89.44	79.41	12.6
Boca Raton/Ft. Lauderdale	120.37	107.17	12.3	141.19	124.07	13.8
New Orleans	135.87	144.35	(5.9)	141.58	145.94	(3.0)
Minneapolis	123.75	123.37	0.3	123.30	121.97	1.1
Philadelphia	124.08	110.20	12.6	114.94	104.08	10.4
San Diego	138.43	124.69	11.0	130.74	119.72	9.2
Phoenix	111.95	101.45	10.3	129.83	120.55	7.7
San Antonio	91.24	87.15	4.7	88.85	86.08	3.2
Northern New Jersey	139.54	136.78	2.0	136.97	135.52	1.1
Chicago	120.46	108.45	11.1	110.18	102.09	7.9
San Francisco Bay Area	114.74	114.24	0.4	112.88	111.28	1.4
Houston	72.65	67.98	6.9	71.37	71.11	0.4
Washington DC	147.80	127.60	15.8	147.86	126.82	16.6

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Variance	2005	2004	% Variance
Atlanta	64.67	58.04	11.4	64.57	59.11	9.2
Dallas	48.38	48.46	(0.2)	49.63	48.03	3.3
Los Angeles Area	88.51	79.88	10.8	85.08	79.12	7.5
Orlando	63.02	59.65	5.7	69.45	61.64	12.7
Boca Raton/Ft. Lauderdale	96.71	82.54	17.2	120.33	101.72	18.3
New Orleans	99.82	109.04	(8.5)	104.36	103.39	0.9
Minneapolis	93.43	85.62	9.1	86.93	80.52	8.0
Philadelphia	100.97	80.25	25.8	81.71	67.13	21.7
San Diego	116.35	103.87	12.0	108.23	101.58	6.6
Phoenix	83.87	72.86	15.1	101.46	92.24	10.0
San Antonio	74.58	63.39	17.6	67.20	61.13	9.9
Northern New Jersey	107.52	97.21	10.6	97.42	92.19	5.7
Chicago	97.45	82.91	17.5	78.48	70.77	10.9
San Francisco Bay Area	83.64	77.10	8.5	76.31	71.91	6.1
Houston	53.07	48.93	8.5	50.80	51.78	(1.9)
Washington DC	122.75	100.11	22.6	111.10	94.36	17.7

Liquidity and Capital Resources
     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the six months ended June 30, 2005, net cash flow provided by operating activities, consisting primarily of hotel operations, was $73 million. At June 30, 2005, we had cash and cash equivalents of approximately $125 million. Included in cash and cash equivalents is approximately $35 million utilized to meet our hotel minimum working capital requirements.
     We currently expect that our cash flow provided by operating activities for 2005 will be approximately $126 million to $129 million. Our cash flow forecasts assume a full year RevPAR increase of 7.5% to 8% and hotel operating margin improvement over our prior year same-store margins is expected to be at least as strong for the second half of the year as it was for the first half. For 2005, our current operating plan contemplates preferred distribution payments of $39 million, capital expenditures of approximately $100 million ($50 million has been spent through June 30, 2005), $21 million in normal recurring principal payments and proceeds of approximately $83 million from the sale of non-strategic hotels ($16 million was received through July 31, 2005).
     We are required to reinvest the proceeds from the further sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial termination fees. As of August 1, 2005, we had an unsatisfied reinvestment obligation of $32 million from the sale of IHG managed hotels. If we do not fulfill this reinvestment obligation within 12 months of the date of sale, we will be required to pay liquidated damages to IHG aggregating $8 million. Additionally, until the earlier of either our satisfaction of the reinvestment requirement, or the payment of liquidated damages, we are required to pay monthly termination fees of $108,000 (based on the hotels we have sold through August 1, 2005), which payments will be offset against any liquidated damages payable with respect to these properties. In addition, nine of the 13 remaining hotels previously identified for sale are managed by IHG and subject to the reinvestment obligation in the event they are sold. We will incur additional reinvestment obligations of approximately $62 million if these hotels are sold at currently estimated prices or, if the proceeds of sale are not so reinvested, we will incur approximately $17 million in additional liquidated damages and termination fees for which we would be liable to IHG.
     At June 30, 2005, approximately 25% of our outstanding debt had variable interest rates based on LIBOR. Variable interest rates have recently been increasing and, based on our debt outstanding at June 30, 2005, a one percent change in LIBOR would impact our annual interest expense by $4.3 million.
     On April 8, 2005, FelCor completed the issuance of $5.4 million depositary shares representing their 8% Series C preferred stock, realizing gross proceeds of $135 million. FelCor contributed the gross proceeds to us in exchange for newly issued Series C preferred units. The preference on these units is the same as FelCor’s Series C preferred stock. The gross proceeds were used to redeem a like number of depositary units representing our 9% Series B preferred units held by FelCor. FelCor then used the proceeds to redeem a like number of shares of its 9% Series B preferred stock. Following the redemption, FelCor had approximately $34 million of their Series B preferred stock remaining outstanding and we had a like number of our Series B preferred units outstanding.
     At June 30, 2005, we had aggregate mortgage indebtedness of approximately $1.0 billion that was secured by 75 of our consolidated hotels with an aggregate book value of approximately $1.8 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 36 hotels provide for lock-box arrangements. With respect to loans secured by 18 of these hotels, if the debt service coverage ratios fall below certain levels and certain other conditions are met, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, and to hold the balance of the revenues, if any, until debt service coverage ratios again reach specified levels. Three of these 18 hotels, which at June 30, 2005, we were in the process of surrendering to their non-recourse mortgage holders, are currently below the prescribed debt service coverage ratios and are subject to these lock-box requirements. In July

2005, two of these hotels were surrendered and we currently expect the final hotel to be surrendered by the end of the quarter. These three hotels were owned by a consolidated joint venture, have an aggregate fair market value below the outstanding debt balance of $25 million at June 30, 2005, are generally located in depressed markets and are expected to generate negative cash flow for the foreseeable future.
     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio was not met. The lender is entitled to apply the remaining revenues to satisfy current requirements for debt service, taxes, insurance and other reserves, with any excess cash returned to the owner. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2004, fell below the applicable debt service coverage ratio in 2004 and are currently subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.
     In July 2005, we made the initial draw of $3.8 million on our $69.8 million recourse construction loan, for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is based on LIBOR plus 225 basis points and will be capitalized as part of the cost of the project. The interest rate may be reduced to LIBOR plus 200 basis points when the project is 55% complete and upon the satisfaction of certain other requirements. The facility matures in the fourth quarter of 2007 .
     If actual operating results fail to meet our current expectations, as reflected in our current public guidance, or if interest rates increase more than currently expected, we may be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we may be prohibited from, among other things, incurring any additional indebtedness or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, based upon our current estimates of taxable income for 2005, we would be unable to distribute the full amount of distributions accruing under our outstanding preferred units in 2005 and, accordingly, could pay no distributions on our common units. However, based on our operating results to date and our current estimates for the remainder of 2005, we do not anticipate a violation of this incurrence test.
     We currently anticipate that we will continue to meet our financial covenant and incurrence tests under the RevPAR guidance provided by us at our second quarter earnings conference call on August 3, 2005. For the third quarter of 2005, we currently anticipate that our portfolio RevPAR will be 7% to 8% above the comparable period of the prior year. The RevPAR increase for July 2005 was approximately 8%, compared to the same period in 2004. We currently anticipate that full year 2005 hotel portfolio RevPAR will increase approximately 7.5% to 8%. For 2005 we expect to make capital expenditures of approximately $100 million ($50 million has been spent through June 30, 2005), and at August 1, 2005, we were under a firm contract to sell one hotel for $38 million. We estimate that our net loss applicable to common unitholders for 2005 will be in the range of $63 to $60 million, or $1.06 to $1.01 per unit.
     We currently maintain receivables from Delta Airlines of approximately $1.5 million, substantially all of which are less than 60 days old and are being paid in the ordinary course of business. If Delta’s recently reported operating losses and challenges were to result in its bankruptcy, a loss of its outstanding receivables could have a material adverse effect upon our current estimates of third quarter and full year net income.

     FFO and EBITDA are non-GAAP financial measures, as previously discussed under the caption “Non-GAAP Financial Measures” elsewhere in this Quarterly Report on Form 10-Q, and reference is made to that discussion. Following is our reconciliation of estimated FFO, FFO per unit and EBITDA to the corresponding GAAP financial measure.
Reconciliation of Estimated Net Loss to Estimated FFO and EBITDA
(in millions, except per unit data)

	Third Quarter 2005 Guidance				Full Year 2005 Guidance(b)
	Low Guidance		High Guidance		Low Guidance		High Guidance
		Per Unit		Per Unit		Per Unit		Per Unit
	Dollars	Amount(a)	Dollars	Amount(a)	Dollars	Amount (a)	Dollars	Amount (a)
Net income (loss)	$1		$2		$(15)		$(13)
Preferred distributions	(10)		(10)		(39)		(39)
Issuance costs of redeemed preferred units	—		—		(5)		(5)

Net income (loss) applicable to common unitholders	(9)	$(0.15)	(8)	$(0.19)	(59)	$(0.95)	(57)	$(0.92)
Depreciation	33		33		133		133
Issuance costs of redeemed preferred units	—		—		5		5

FFO	$24	$0.38	$25	$0.40	$79	$1.26	$81	$1.29

Net income (loss)	1		2		(15)		$(13)
Depreciation	33		33		133		133
Interest expense	34		34		137		137
Interest expense from unconsolidated entities	2		2		8		8
Amortization expense	1		1		3		3

EBITDA	$71		$72		$266		$268

(a)	Weighted average units are 62.7 million.

(b)	Included in full year net loss, FFO and EBITDA guidance are the following estimated amounts (in millions, except per unit amounts):

		Per Unit
	Dollar	Amount
Asset disposition costs	$(1)	$(0.02)
Impairment	(1)	(0.02)

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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:
•	general economic and lodging industry conditions, including the anticipated continuation of the current recovery in the economy, the realization of anticipated job growth, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, and the impact on the travel industry of high fuel costs and increased security precautions, the impact that the bankruptcy of one or more major air carriers may have on our revenues and receivables;

•	our overall debt levels and our ability to obtain new financing and service debt;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our growth strategy and acquisition activities;

•	our inability to sell the hotels held for sale at anticipated prices; and

•	competitive conditions in the lodging industry.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2005, approximately 75% of our consolidated debt had fixed interest rates, after considering interest rate swaps. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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
Expected Maturity Date
at June 30, 2005
(dollars in thousands)

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$18,484	$17,779	$271,368	$16,328	$201,629	$687,216	$1,212,804	$1,204,728
Average interest rate	7.48%	7.79%	7.48%	7.94%	7.40%	8.53%	8.07%
Floating rate:
Debt	2,728	143,018	2,015	17,618	78,537	290,650	534,566	534,566
Average interest rate	5.00%	5.12%	4.74%	5.68%	4.74%	7.79%	6.53%
Total debt	$21,212	$160,797	$273,383	$33,946	$280,166	$977,866	$1,747,370
Net discount							(3,950)

Total debt							$1,743,420

Interest rate derivatives
Interest rate swaps Variable to fixed	—	—	$100,000	—	—	—	$100,000	$894
Average pay rate	—	—	7.80%	—	—	—	7.80%
Average receive rate	—	—	7.79%	—	—	—	7.79%
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

PART II. — OTHER INFORMATION
Item 6. Exhibits.
     The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
10.34.1	Construction Loan Agreement, dated April 27, 2005, among Grande Palms, L.L.C. and Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, and Bank of America Securities, as Lead Arranger, for a maximum principal loan amount of $69.8 million (filed as Exhibit 10.34.1 to the June 2005 10-Q and incorporated herein by reference).

10.34.2	Guaranty Agreement, dated April 27, 2005, by FelCor Lodging Limited Partnership in favor of Bank of America, N.A. on behalf of the lenders (filed as Exhibit 10.34.2 to the June 2005 10-Q and incorporated herein by reference).

10.34.3	Form of Promissory Note, each dated April 27, 2005, made by Grande Palms, L.L.C., each separately payable to the order of Bank of America, N.A. ($25 million), Bank of Montreal ($20 million) and The Bank of Nova Scotia ($24.8 million) (filed as Exhibit 10.34.3 to the June 2005 10-Q and incorporated herein by reference).

10.34.4	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated April 27, 2005, made by Grande Palms, L.L.C. for the benefit of Bank of America, N.A., as Administrative Agent under the Construction Loan Agreement referenced in Exhibit 10.34.1 (filed as Exhibit 10.34.4 to the June 2005 10-Q and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 4, 2005

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