Form 10-Q
period 2005-09-30
FelCor Lodging LP
filed 2005-11-08
CIK 1048789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No

FELCOR LODGING LIMITED PARTNERSHIP

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Investment in hotels, net of accumulated depreciation of $1,008,200 at September 30, 2005 and $948,631 at December 31, 2004	$2,862,103	$2,955,766
Investment in unconsolidated entities	107,621	110,843
Hotels held for sale	2,599	255
Cash and cash equivalents	170,923	119,310
Restricted cash	27,170	34,736
Accounts receivable, net of allowance for doubtful accounts of $2,294 at September 30, 2005 and $905 at December 31, 2004	58,945	51,845
Deferred expenses, net of accumulated amortization of $12,049 at September 30, 2005 and $14,935 at December 31, 2004	15,483	18,804
Condominium development project	9,326	1,613
Other assets	23,810	24,486

Total assets	$3,277,980	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $3,657 at September 30, 2005 and $4,529 at December 31, 2004	$1,708,642	$1,767,122
Distributions payable	8,592	8,867
Accrued expenses and other liabilities	158,987	124,922
Minority interest in other partnerships	48,605	46,765

Total liabilities and minority interest	1,924,826	1,947,676

Commitments and contingencies

Redeemable units at redemption value, 2,763 and 2,788 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	41,859	40,846

Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880, issued and outstanding at September 30, 2005 and December 31, 2004	309,362	309,362
Series B Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2004	—	169,395
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at September 30, 2005	169,412	—
Common units, $.01 par value, 200,000 shares authorized and 60,210 and 59,817 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	813,076	834,599
Accumulated other comprehensive income	19,445	15,780

Total partners’ capital	1,311,295	1,329,136

Total liabilities, redeemable units and partners’ capital	$3,277,980	$3,317,658

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Hotel operating revenue	$313,018	$287,154	$922,959	$857,493
Retail space rental and other revenue	1,632	2,166	1,908	2,590

Total revenues	314,650	289,320	924,867	860,083

Expenses:
Hotel departmental expenses	108,405	103,078	317,692	305,105
Other property operating costs	92,758	83,026	267,744	246,430
Management and franchise fees	16,100	15,355	47,087	44,712
Taxes, insurance and lease expense	31,792	28,389	94,359	87,006
Corporate expenses	4,839	3,787	14,108	11,529
Depreciation	30,390	28,533	89,534	83,943

Total operating expenses	284,284	262,168	830,524	778,725

Operating income	30,366	27,152	94,343	81,358
Interest expense, net	(33,173)	(34,303)	(98,960)	(113,090)
Charge-off of deferred financing costs	—	(1,920)	—	(6,094)
Loss on early extinguishment of debt	—	(10,987)	—	(39,233)
Impairment loss	(569)	—	(569)	—
Hurricane loss	(2,309)	(2,125)	(2,309)	(2,125)
Gain on swap termination	—	—	—	1,005

Loss before equity in income of unconsolidated entities, minority interests and gain on sales of assets	(5,685)	(22,183)	(7,495)	(78,179)
Equity in income from unconsolidated entities	3,260	12,019	8,229	15,692
Gain on sale of assets	344	1,094	733	1,094
Minority interests	400	(644)	415	(960)

Income (loss) from continuing operations	(1,681)	(9,714)	1,882	(62,353)
Discontinued operations	12,944	(29,493)	10,658	(32,711)

Net income (loss)	11,263	(39,207)	12,540	(95,064)
Preferred distributions	(9,829)	(9,343)	(29,729)	(25,039)
Issuance costs of redeemed preferred units	(1,324)	—	(6,522)	—

Net income (loss) applicable to common unitholders	$110	$(48,550)	$(23,711)	$(120,103)

Basic and diluted loss per common unit data:
Net loss from continuing operations	$(0.21)	$(0.31)	$(0.55)	$(1.41)

Net income (loss)	$0.00	$(0.78)	$(0.38)	$(1.94)

Weighted average common units outstanding	62,205	61,978	62,181	61,982

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2005 and 2004
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$11,263	$(39,207)	$12,540	$(95,064)
Unrealized gain (loss) on swaps	1,020	—	1,767	—
Foreign currency translation adjustment	2,891	4,489	1,897	3,519

Comprehensive income (loss)	$15,174	$(34,718)	$16,204	$(91,545)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$12,540	$(95,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91,795	92,242
Loss (gain) on sale of assets	(10,022)	(3,210)
Amortization of deferred financing fees	2,522	3,230
Accretion of debt, net of discount	871	200
Amortization of unearned compensation	2,171	1,750
Equity in income from unconsolidated entities	(8,229)	(15,692)
Distributions of income from unconsolidated entities	670	11,339
Impairment loss	1,860	33,027
Bad debt reserve	1,389	4
Charge-off of deferred financing costs	—	6,094
Gain (loss) on early extinguishment of debt	(2,538)	39,233
Minority interests	(415)	(321)
Changes in assets and liabilities:
Accounts receivable	(9,518)	(12,340)
Restricted cash — operations	(7,784)	(19,698)
Other assets	569	4,912
Accrued expenses and other liabilities	41,295	8,413

Net cash flow provided by operating activities	117,176	54,119

Cash flows (used in) provided by investing activities:
Acquisition of hotel	—	(27,759)
Acquisition of interest in venture	(1,197)	—
Cash from consolidation of venture	3,204	—
Improvements and additions to hotels	(76,632)	(58,597)
Additions to condominium project	(7,778)	—
Proceeds from sale of assets	52,354	66,866
Increase in restricted cash — investing	8,454	2,058
Capital contributions to unconsolidated entities	(700)	—
Distributions of capital from unconsolidated entities	6,021	4,602

Net cash flow used in investing activities	(16,274)	(12,830)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	6,002	483,802
Repayment of borrowings	(25,951)	(732,458)
Payment of deferred financing fees	—	(4,283)
Increase in restricted cash – financing	4,429	—
Contributions from minority interest holders	1,591	2,436
Net proceeds from sale of preferred units	164,221	156,094
Redemption of preferred units	(169,395)	—
Distributions paid to minority interest holders	—	(4,000)
Distributions paid to preferred unitholders	(30,231)	(21,676)

Net cash flow used in financing activities	(49,334)	(120,085)

Effect of exchange rate changes on cash	45	1,020
Net change in cash and cash equivalents	51,613	(77,776)
Cash and cash equivalents at beginning of periods	119,310	231,885

Cash and cash equivalents at end of periods	$170,923	$154,109

Supplemental cash flow information — Interest paid	$85,626	$118,427

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization
     In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was established with six hotels. At September 30, 2005, we held ownership interests in 134 hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, one of the nation’s largest lodging Real Estate Investment Trusts, or REITs, based on total assets and number of hotels owned. At September 30, 2005, FelCor owned an approximately 95% interest in our operations. We are the owner of the largest number of Embassy Suites Hotels® and Doubletree Guest Suites® hotels in North America. Our portfolio includes 68 full service, all suite hotels.
     At September 30, 2005, we had ownership interests in 134 hotels. We owned a 100% real estate interest in 105 hotels, a 90% or greater interest in entities owning seven hotels, a 60% interest in an entity owning two hotels, a 75% interest in an entity owning one hotel and 50% interests in unconsolidated entities that own 19 hotels. As a result of our ownership interests in the operating lessees of 129 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operations of 128 of the 129 consolidated hotels were included in continuing operations at September 30, 2005. The remaining hotel was subject to a firm sale contract at September 30, 2005, and its operations were included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.
     At September 30, 2005, we had an aggregate of 62,972,039 redeemable and common units of FelCor LP limited partnership interest outstanding.
     The following table reflects the distribution, by brand, of the 128 hotels included in our consolidated continuing operations at September 30, 2005:

Brand	Hotels	Rooms
Embassy Suites Hotels	55	13,922
Doubletree® and Doubletree Guest Suites	10	2,206
Holiday Inn® — branded	34	11,644
Crowne Plaza® and Crowne Plaza Suites®	12	4,025
Sheraton® and Sheraton Suites®	10	3,269
Other brands	7	1,811

Total hotels	128

     The hotels shown in the above table are located in the United States (30 states) and Canada (two hotels), with concentrations in Texas (25 hotels), California (19 hotels), Florida (16 hotels) and Georgia (12 hotels). Approximately 55% of our hotel room revenues in continuing operations were generated from hotels in these four states during the nine months ended September 30, 2005.
     At September 30, 2005, of the 128 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 65, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 49 (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed 11, and (iv) other independent management companies managed three.
     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect on previously reported net loss or partners’ capital.
     The financial information for the three and nine months ended September 30, 2005 and 2004, is unaudited. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2005 and 2004, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization — (continued)
necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”). Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire year.
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
     We owned 50% interests in joint venture entities that owned 19 hotels at September 30, 2005, and 20 hotels at December 31, 2004. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
     Summarized unaudited combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$259,875	$282,028
Total assets	$287,672	$313,104
Debt	$205,783	$218,292
Total liabilities	$208,825	$237,597
Equity	$78,847	$75,507
     Debt of our unconsolidated entities at September 30, 2005, consisted entirely of non-recourse mortgage debt.
     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005	2004
Total revenues	$20,384	$17,212		$57,652	$49,623
Net income	$6,543	$20,828	(a)	$16,962	$29,610	(a)

(a)	Includes $15.9 million from the gain on the sale of residential condominium units development in Myrtle Beach, South Carolina, which was realized in September 2004. Our share of the gain was approximately $7.9 million. We included additional gains of approximately $1.9 million in our equity in income from unconsolidated entities to reflect the differences between our historical basis in the assets sold and the basis recorded by the condominium development joint venture.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	Investment in Unconsolidated Entities – (continued)
     In May 2005, but effective as of February 28, 2005, we acquired for $1.2 million an additional 25% interest in a joint venture in which we had previously owned a 50% interest. This joint venture owns a single hotel and has been consolidated in our financial statements since the acquisition of our additional interest.
4.	Debt
Debt at September 30, 2005 and December 31, 2004, consisted of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	September 30,	December 31,
	Hotels	September 30, 2005		Date	2005	2004
Promissory note	none	5.92	(a)	June 2016	$650	$650
Senior unsecured term notes	none	7.63		October 2007	123,125	122,426
Senior unsecured term notes	none	9.00		June 2011	298,597	298,409
Senior unsecured term notes	none	7.79	(b)	June 2011	290,000	290,000

Total unsecured debt		8.27			712,372	711,485

Mortgage debt	9 hotels	6.52		July 2009 - 2014	104,586	105,951
Mortgage debt	6 hotels	5.74	(c)	August 2007	85,053	86,412
Mortgage debt	10 hotels	6.13	(c)	May 2006	142,008	144,669
Mortgage debt	15 hotels	7.24		Nov. 2007	125,017	127,316
Mortgage debt	7 hotels	7.32		April 2009	128,218	130,458
Mortgage debt	6 hotels	7.55		June 2009	66,768	67,959
Mortgage debt	8 hotels	8.70		May 2010	173,363	175,504
Mortgage debt	7 hotels	8.73		May 2010	133,809	135,690
Mortgage debt	1 hotel	6.77	(a)	August 2008	15,500	15,500
Mortgage debt	1 hotel	7.91		December 2007	10,523	—
Mortgage debt	—	—		—	—	49,476
Mortgage debt	—	—		—	—	10,521
Other	1 hotel	9.17		August 2011	5,423	6,181
Construction loan	—	5.76dc)		October 2007	6,002	—

Total secured debt(e)	71 hotels	7.36			996,270	1,055,637

Total(e)		7.74%			$1,708,642	$1,767,122

(a)	Variable interest rate based on LIBOR. The six month LIBOR was 3.53% at September 30, 2005.

(b)	The stated interest rate on this debt is six month LIBOR plus 4.25%. We have swapped $100 million of this floating rate debt for a fixed rate of 7.80%. The resulting weighted average rate on these notes was 7.79% at September 30, 2005.

(c)	Variable interest rate based on LIBOR. This debt has two, one-year extension options, subject to certain contingencies.

(d)	This represents a $69.8 million recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is currently based on LIBOR plus 225 basis points and is being capitalized as part of the cost of the project. The interest rate may be reduced to LIBOR plus 200 basis points when the project is 55% complete and upon satisfaction of certain other requirements.

(e)	Interest rates are calculated based on the weighted average outstanding debt at September 30, 2005.
     We reported interest expense of $33.2 million and $34.3 million, which is net of interest income of $1.2 million and $0.5 million and capitalized interest of $0.4 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively. We reported interest expense of $99.0 million and $113.1 million, which is net of interest income of $2.6 million and $1.9 million and capitalized interest of $1.4 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	Debt — (continued)
     At September 30, 2005, we had aggregate mortgage indebtedness of approximately $1.0 billion that was secured by 71 of our consolidated hotels with an aggregate book value of approximately $1.7 billion. With the exception of the $6.0 million construction loan, all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 33 hotels provide for lock-box arrangements. With respect to loans secured by 15 of these hotels, if the debt service coverage ratios fall below certain levels and certain other conditions are met, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, and to hold the balance of the revenues, if any, until debt service coverage ratios again reach specified levels.
     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio was not met. The lender is entitled to apply the remaining revenues to satisfy current requirements for debt service, taxes, insurance and other reserves with any excess cash being returned to the owner. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2004, fell below the applicable debt service coverage ratio in 2004 and are currently subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.
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
     At September 30, 2005, we had three interest rate swaps, with an aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps are designated as cash flow hedges and are marked to market through other comprehensive income. The estimated unrealized net gain on these interest rate swap agreements was approximately $1.9 million at September 30, 2005, and represents the amount we would receive if the agreements were terminated, based on current market rates. The interest rate received on these interest rate swaps is 4.25% plus LIBOR and the interest rate paid is 7.80%. These swaps were 100% effective through September 30, 2005.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.	Derivatives – (continued)
     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps increased interest expense by $6,100 and by $0.4 million during the three and nine months ended September 30, 2005, respectively.
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
     We had fair value hedges with a notional amount of $400 million that we terminated in 2004. These fair value hedges decreased interest by $4.2 million during the nine months ended September 30, 2004. In June 2004, we unwound six interest rate swap agreements with an aggregate notional amount of $175 million that were matched with the $175 million notes due 2004 that were redeemed. A $1.0 million gain was recorded, offsetting the loss on the redemption of the debt. Also in June 2004, five additional swaps with an aggregate notional amount of $125 million, that were matched to the $125 million senior unsecured notes due 2007, were unwound at a cost of $2.3 million. The $2.3 million cost decreased the book value of these notes and is being amortized to interest expense over the life of the debt. In July 2004, the remaining four interest rate swap agreements, having a notional value of $100 million, were unwound at a cost of $1.3 million. The $1.3 million cost decreased the mortgage debt due November 2007 and is being amortized to interest expense over the life of this debt.
     To fulfill requirements under the $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps with a notional amount of $142.9 million. We concurrently sold interest rate caps with identical terms. In July 2004, we purchased 6.5% interest rate caps on LIBOR, with a notional amount of $86 million, to fulfill requirements under an $86 million cross-collateralized floating rate CMBS loan and concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps were insignificant at September 30, 2005, and resulted in no net earnings impact.
6.	Preferred Units
     FelCor completed the issuance of 5.4 million depositary shares, each depositary share representing 1/100 of a share of its 8% Series C Cumulative Redeemable Preferred Stock, on April 8, 2005, and issued an additional 1.4 million depositary shares on August 30, 2005, with gross proceeds of $135 million and $34.4 million, respectively. FelCor contributed the gross proceeds to us in exchange for newly issued Series C preferred units. The preference on these units is the same as FelCor’s Series C preferred stock. The gross proceeds were used to redeem a like number of units of our 9% Series B preferred units held by FelCor. FelCor then used the proceeds to redeem a like number of shares of its 9% Series B Cumulative Redeemable Preferred Stock. The redemption of the Series B preferred units resulted in a reduction in income available to common unitholders representing the original issuance cost of the Series B preferred units redeemed, of $1.3 million and $6.5 million for the three and nine months ended September 30, 2005, respectively.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs
     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Room revenue	$256,721	$232,089	$748,519	$688,339
Food and beverage revenue	40,123	39,960	127,993	124,176
Other operating departments	16,174	15,105	46,447	44,978

Total hotel operating revenue	$313,018	$287,154	$922,959	$857,493

     For the first nine months of both 2005 and 2004, over 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 1% of our revenue was from retail space rental revenue and other sources.
     Hotel departmental expenses from continuing operations were comprised of the following:

	Three Months Ended September 30,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$67,307	21.5	$63,166	22.0
Food and beverage	32,890	10.5	32,461	11.3
Other operating departments	8,208	2.6	7,451	2.6

Total hotel departmental expenses	$108,405	34.6	$103,078	35.9

	Nine Months Ended September 30,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$193,581	21.0	$183,633	21.4
Food and beverage	100,829	10.9	99,240	11.6
Other operating departments	23,282	2.5	22,232	2.6

Total hotel departmental expenses	$317,692	34.4	$305,105	35.6

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)
     Other property operating costs from continuing operations were comprised of the following:

	Three Months Ended September 30,
	2005		2004
		% of Total		% of Total
	Dollars in	Hotel	Dollars in	Hotel
	Thousands	Operating Revenue	Thousands	Operating Revenue
Hotel general and administrative expense	$31,249	9.9	$26,810	9.3
Marketing	26,471	8.5	24,234	8.4
Repair and maintenance	17,114	5.5	15,676	5.5
Energy	17,924	5.7	16,306	5.7

Total other property operating costs	$92,758	29.6	$83,026	28.9

	Nine Months Ended September 30,
	2005		2004
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$88,221	9.6	$80,459	9.4
Marketing	79,584	8.6	74,191	8.7
Repair and maintenance	51,010	5.5	47,461	5.5
Energy	48,929	5.3	44,319	5.1

Total other property operating costs	$267,744	29.0	$246,430	28.7

     Included in hotel departmental expenses and other property operating costs are hotel employee compensation and benefit expenses of $98.6 million and $93.8 million for the three months ended September 30, 2005 and 2004, respectively, and $292.3 million and $279.8 million for the nine months ended September 30, 2005 and 2004, respectively.
8.	Taxes, Insurance and Lease Expense
     Taxes, insurance and lease expense from continuing operations is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating lease expense (a)	$17,239	$15,132	$49,892	$45,726
Real estate and other taxes	11,289	9,608	34,266	31,140
Property insurance, general liability insurance and other	3,264	3,649	10,201	10,140

Total taxes, insurance and lease expense	$31,792	$28,389	$94,359	$87,006

(a)	Includes hotel lease expense of $14.7 million and $13.1 million associated with 14 hotels and 15 hotels owned by unconsolidated entities for the three months ended September 30, 2005 and 2004, respectively, and $42.8 million and $39.2 million for the nine months ended September 30, 2005 and 2004, respectively. Included in lease expense are $8.7 million and $6.6 million in percentage rent based on operating results for the three months ended September 30, 2005 and 2004, respectively, and $23.4 million and $18.8 million in percentage rent for the nine months ended September 30, 2005 and 2004, respectively.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	Impairment
     Our hotels are comprised of operations and cash flows that can clearly be distinguished, both operationally and for financial reporting purposes. Accordingly, we consider our hotels to be components as defined by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, for purposes of determining impairment charges and reporting discontinued operations. We recorded impairment charges under the provisions of the SFAS 144 of $1.3 million during the nine months ended September 30, 2005. We recorded $0.7 million of impairment charge in June 2005, with respect to one of our non-strategic hotels included in continuing operations. In July 2005, we entered into a contract for sale of this hotel and reduced its carrying value to the purchase contract amount. We recorded $0.6 million of impairment charges in September 2005, with respect to one of our non-strategic hotels included in continuing operations. In October 2005, we entered into a contract for sale of this hotel and reduced its carrying value to the purchase contract amount.
     We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon various factors. If we decide to sell additional hotels, or if our estimates of market value for hotels currently designated as non-strategic decline, we could incur future impairment charges.
10.	Discontinued Operations
     Included in discontinued operations are the results of operations, through the date of dispositions, of 15 hotels sold or otherwise disposed of in 2005, one hotel designated as held for sale at September 30, 2005, and 18 hotels disposed of in 2004. Condensed financial information for the hotels included in discontinued operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenue	$4,881	$30,212	$29,655	$110,501
Operating expenses	3,924	29,421	28,516	110,474

Operating income	957	791	1,139	27
Direct interest costs	—	(1,037)	(963)	(3,108)
Gain on early extinguishment of debt	2,538	—	2,538	—
Impairment loss	—	(33,027)	(1,291)	(33,027)
Gain on sale of assets	9,449	3,058	9,235	2,116
Minority interest	—	722	—	1,281

Income (loss) from discontinued operations	$12,944	$(29,493)	$10,658	$(32,711)

     In the first quarter of 2005, we sold the Holiday Inn Salt Lake City, Utah, for $1.2 million.
     In the second quarter of 2005 we sold the Whispering Woods Conference Center in Olive Branch, Mississippi, and the Holiday Inn and Holiday Inn Select hotels in Moline, Illinois, for aggregate gross proceeds of $12.3 million.
     In the third quarter of 2005, we sold the Holiday Inn Jackson North, Mississippi, the Holiday Inn Waco, Texas, and the Embassy Suites St. Louis, Missouri, for aggregate gross proceeds of $44.1 million.
     In the second and third quarter of 2005, we surrendered eight limited service hotels, owned by a consolidated joint venture, to their non-recourse mortgage holder. We recorded a gain of $2.5 million representing the debt extinguished in excess of the book value of these hotels.
     During 2004, we sold 17 hotels for gross proceeds of $157 million. Also in 2004, we terminated a hotel lease and incurred $4.9 million in lease termination charges upon the return of the asset to the lessor.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	Earnings (Loss) Per Unit
     The following table sets forth the computation of basic and diluted loss per unit (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations	$(1,681)	$(9,714)	$1,882	$(62,353)
Less: Preferred distributions	(9,829)	(9,343)	(29,729)	(25,039)
Issuance costs of redeemed preferred units	(1,324)	—	(6,522)	—

Loss from continuing operations applicable to common unitholders	(12,834)	(19,057)	(34,369)	(87,392)
Discontinued operations	12,944	(29,493)	10,658	(32,711)

Net loss applicable to common unitholders	$110	$(48,550)	$(23,711)	$(120,103)

Denominator:
Denominator for basic earnings per unit	62,215	61,978	62,181	61,982

Denominator for diluted earnings per unit	62,215	61,978	62,181	61,982

Earnings (loss) per unit data:
Basic:
Loss from continuing operations	$(0.21)	$(0.31)	$(0.55)	$(1.41)

Discontinued operations	$0.21	$(0.47)	$0.17	$(0.53)

Net loss	$0.00	$(0.78)	$(0.38)	$(1.94)

Diluted:
Loss from continuing operations	$(0.21)	$(0.31)	$(0.55)	$(1.41)

Discontinued operations	$0.21	$(0.47)	$0.17	$(0.53)

Net loss	$0.00	$(0.78)	$(0.38)	$(1.94)

     Securities that could potentially dilute basic earnings per unit in the future and that were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
FelCor restricted shares granted but not vested	620	405	543	306
Series A convertible preferred units	9,985	9,985	9,985	9,985
     Series A preferred distributions that would be excluded from net loss applicable to common unitholders, if these Series A preferred units were dilutive, were $6.3 million and $5.5 million for the three months ended September 30, 2005 and 2004, respectively, and $18.8 million and $13.6 million for the nine months ended September 30, 2005 and 2004, respectively.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	FelCor Stock Based Compensation Plans
     FelCor applies Accounting Principles Board Opinion 25, or APB 25, and related interpretations in accounting for its stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” or SFAS 123 was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” FelCor began recognizing compensation expense in accordance with SFAS 123 for all new awards issued after December 31, 2002. Had the compensation cost for FelCor’s stock-based compensation plans been determined in accordance with SFAS 123 prior to January 1, 2003, our net income or loss from continuing operations and net income or loss from continuing operations per common unit for the periods presented would approximate the pro forma amounts below (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from continuing operations, as reported	$(1,681)	$(9,714)	$1,882	$(62,353)
Add stock based compensation included in the net income or loss, as reported	954	484	2,171	1,615
Less stock based compensation expense that would have been included in the determination of net income or loss if the fair value method had been applied to all awards	(957)	(638)	(2,180)	(1,685)

Income (loss) from continuing operations, pro forma	$(1,684)	$(9,868)	$1,873	$(62,423)

Basic and diluted net loss from continuing operations per common unit:
As reported	$(0.21)	$(0.31)	$(0.55)	$(1.41)
Pro forma	$(0.21)	$(0.31)	$(0.55)	$(1.41)
     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.
13.	Subsequent Events
     In October 2005, we refinanced certain mortgage debt in conjunction with the recapitalization of our taxable REIT subsidiaries. As a result of these refinancings, we incurred prepayment penalties and will write-off deferred debt costs aggregating $12.7 million, which will be recorded in the fourth quarter of 2005.
     In October 2005, Hurricane Wilma struck southern Florida and our six hotels in the area were affected to varying degrees. We have not yet been able to determine the full extent of damage to our hotels or estimate our ultimate cost from this hurricane. However, five of the six hotels are at least partially open for business and we expect the sixth hotel to reopen by mid-November 2005. We anticipate recording an expense in fourth quarter to reflect our best estimate of the costs related to this hurricane, which we expect to be less than $5 million, representing our aggregate insurance deductible for the six hotels.
     FelCor’s board of directors has declared a fourth quarter common distribution of $0.15 per common unit payable on December 1, 2005, to our common unitholders of record on November 15, 2005. Future distributions will be determined by FelCor’s board of directors, based primarily upon its expected annual cash flow from operations in excess of approximately five percent of total revenues, for maintenance capital.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
CONSOLIDATING BALANCE SHEET
September 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Net investment in hotel properties	$120,480	$804,907	$1,936,716	$—	$2,862,103
Equity investment in consolidated entities	1,824,726	—	—	(1,824,726)	—
Investment in unconsolidated entities	74,318	33,303	—	—	107,621
Assets held for sale	—	2,599	—	—	2,599
Cash and cash equivalents	120,790	40,690	9,443	—	170,923
Restricted cash	3,501	2,161	21,508	—	27,170
Accounts receivable	5,178	54,067	(300)	—	58,945
Deferred assets	6,866	1,214	7,403	—	15,483
Condominium development project	9,326	—	—	—	9,326
Other assets	3,843	19,619	348	—	23,810

Total assets	$2,169,028	$958,560	$1,975,118	$(1,824,726)	$3,277,980

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$733,924	$157,259	$817,459	$—	$1,708,642
Distributions payable	8,592	—	—	—	8,592
Accrued expenses and other liabilities	34,923	107,034	17,030	—	158,987
Minority interest — other partnerships	38,435	(182)	10,352	—	48,605

Total liabilities	815,874	264,111	844,841	—	1,924,826

Redeemable units, at redemption value	41,859	—	—	—	41,859

Preferred units	478,774	—	—	—	478,774
Common units	830,606	676,919	1,130,277	(1,824,726)	813,076
Accumulated other comprehensive income	1,915	17,530	—	—	19,445

Total partners’ capital	1,311,295	694,449	1,130,277	(1,824,726)	1,311,295

Total liabilities, redeemable units and partners’ capital	$2,169,028	$958,560	$1,975,118	$(1,824,726)	$3,277,980

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Net investment in hotel properties	$193,695	$1,015,155	$1,746,916	$—	$2,955,766
Equity investment in consolidated entities	1,769,874	—	—	(1,769,874)	—
Investment in unconsolidated entities	76,190	34,653	—	—	110,843
Assets held for sale	—	255	—	—	255
Cash and cash equivalents	84,829	29,387	5,094	—	119,310
Restricted cash	9,287	2,195	23,254	—	34,736
Accounts receivable	3,426	48,411	8	—	51,845
Deferred assets	8,917	1,218	8,669	—	18,804
Condominium development project	1,613	—	—	—	1,613
Other assets	8,239	16,185	62	—	24,486

Total assets	$2,156,070	$1,147,459	$1,784,003	$(1,769,874)	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$776,790	$160,337	$829,995	$—	$1,767,122
Distributions payable	8,867	—	—	—	8,867
Accrued expenses and other liabilities	(764)	106,047	19,639	—	124,922
Minority interest — other partnerships	1,195	(5,353)	50,923	—	46,765

Total liabilities	786,088	261,031	900,557	—	1,947,676

Redeemable units, at redemption value	40,846	—	—	—	40,846

Preferred units	478,757	—	—	—	478,757
Common units	850,379	870,648	883,446	(1,769,874)	834,599
Accumulated other comprehensive income	—	15,780	—	—	15,780

Total partners’ capital	1,329,136	886,428	883,446	(1,769,874)	1,329,136

Total liabilities, redeemable units and partners’ capital	$2,156,070	$1,147,459	$1,784,003	$(1,769,874)	$3,317,658

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$313,018	$—	$—	$313,018
Percentage lease revenue	8,215	33,749	59,611	(101,575)	—
Other revenue	1,632	—	—	—	1,632

Total revenue	9,847	346,767	59,611	(101,575)	314,650

Expenses:
Hotel operating expense	—	217,263	—	—	217,263
Taxes, insurance and lease expense	1,168	124,075	8,124	(101,575)	31,792
Corporate expenses	280	2,636	1,923	—	4,839
Depreciation	1,824	10,208	18,358	—	30,390

Total operating expenses	3,272	354,182	28,405	(101,575)	284,284

Operating income (loss)	6,575	(7,415)	31,206	—	30,366
Interest expense, net	(14,477)	(2,616)	(16,080)	—	(33,173)
Impairment loss	—	(569)	—	—	(569)
Hurricane loss	(1,890)	(419)	—	—	(2,309)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(9,792)	(11,019)	15,126	—	(5,685)
Equity in income from consolidated entities	7,841	—	—	(7,841)	—
Equity in income from unconsolidated entities	2,285	975	—	—	3,260
Gain (loss) on sale of assets	8,391	(8,109)	62	—	344
Minority interests in other partnerships	—	844	(444)	—	400

Income (loss) from continuing operations	8,725	(17,309)	14,744	(7,841)	(1,681)
Discontinued operations from consolidated entities	2,538	10,406	—	—	12,944

Net income (loss)	11,263	(6,903)	14,744	(7,841)	11,263
Preferred distributions	(9,829)	—	—	—	(9,829)
Issuance costs of redeemed preferred units	(1,324)	—	—	—	(1,324)

Net income (loss) applicable to unitholders	$110	$(6,903)	$14,744	$(7,841)	$110

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$287,154	$—	$—	$287,154
Percentage lease revenue	6,558	41,979	50,196	(98,733)	—
Other revenue	1,166	1,000	—	—	2,166

Total revenue	7,724	330,133	50,196	(98,733)	289,320

Expenses:
Hotel operating expense	—	201,459	—	—	201,459
Taxes, insurance and lease expense	(332)	120,035	7,419	(98,733)	28,389
Corporate expenses	193	2,235	1,359	—	3,787
Depreciation	1,770	10,524	16,239	—	28,533

Total operating expenses	1,631	334,253	25,017	(98,733)	262,168

Operating income (loss)	6,093	(4,120)	25,179	—	27,152
Interest expense, net	(17,000)	(2,540)	(14,763)	—	(34,303)
Charge-off of deferred financing cost	(1,920)	—	—	—	(1,920)
Early extinguishment of debt	(10,987)	—	—	—	(10,987)
Hurricane loss	(1,750)	(375)	—	—	(2,125)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(25,564)	(7,035)	10,416	—	(22,183)
Equity in income from consolidated entities	8,885	—	—	(8,885)	—
Equity in income from unconsolidated entities	551	11,468	—	—	12,019
Gain (loss) on sale of assets	—	(11)	1,105	—	1,094
Minority interests in other partnerships	—	528	(1,172)	—	(644)

Income (loss) from continuing operations	(16,128)	4,950	10,349	(8,885)	(9,714)
Discontinued operations from consolidated entities	(23,079)	(6,414)	—	—	(29,493)

Net income (loss)	(39,207)	(1,464)	10,349	(8,885)	(39,207)
Preferred distributions	(9,343)	—	—	—	(9,343)

Net income (loss) applicable to unitholders	$(48,550)	$(1,464)	$10,349	$(8,885)	$(48,550)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$922,959	$—	$—	$922,959
Percentage lease revenue	19,235	110,801	174,743	(304,779)	—
Other revenue	2,245	(337)	—	—	1,908

Total revenue	21,480	1,033,423	174,743	(304,779)	924,867

Expenses:
Hotel operating expense	—	632,523	—	—	632,523
Taxes, insurance and lease expense	4,707	373,002	21,429	(304,779)	94,359
Corporate expenses	819	7,475	5,814	—	14,108
Depreciation	5,151	31,950	52,433	—	89,534

Total operating expenses	10,677	1,044,950	79,676	(304,779)	830,524

Operating income (loss)	10,803	(11,527)	95,067	—	94,343

Interest expense, net	(42,920)	(8,716)	(47,324)	—	(98,960)
Impairment loss	—	(569)	—	—	(569)
Hurricane loss	(1,890)	(419)	—	—	(2,309)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(34,007)	(21,231)	47,743	—	(7,495)
Equity in income from consolidated entities	27,381	—	—	(27,381)	—
Equity in income from unconsolidated entities	7,086	1,143	—	—	8,229
Gain on sale of assets	388	283	62	—	733
Minority interests in other partnerships	—	1,562	(1,147)	—	415

Income (loss) from continuing operations	848	(18,243)	46,658	(27,381)	1,882
Discontinued operations from consolidated entities	11,692	(1,034)	—	—	10,658

Net income (loss)	12,540	(19,277)	46,658	(27,381)	12,540
Preferred distributions	(29,729)	—	—	—	(29,729)
Issuance costs of redeemed preferred units	(6,522)	—	—	—	(6,522)

Net income (loss) applicable to unitholders	$(23,711)	$(19,277)	$46,658	$(27,381)	$(23,711)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$857,493	$—	$—	$857,493
Percentage lease revenue	18,406	126,676	157,502	(302,584)	—
Other revenue	1,590	1,000	—	—	2,590

Total revenue	19,996	985,169	157,502	(302,584)	860,083

Expenses:
Hotel operating expense	—	596,247	—	—	596,247
Taxes, insurance and lease expense	(38)	367,624	22,004	(302,584)	87,006
Corporate expenses	1,193	6,109	4,227	—	11,529
Depreciation	5,627	30,013	48,303	—	83,943

Total operating expenses	6,782	999,993	74,534	(302,584)	778,725

Operating income	13,214	(14,824)	82,968	—	81,358

Interest expense, net	(64,917)	(7,990)	(40,183)	—	(113,090)
Charge-off of deferred financing cost	(6,094)	—	—	—	(6,094)
Early extinguishment of debt	(39,233)	—	—	—	(39,233)
Hurricane loss	(1,750)	(375)	—	—	(2,125)
Gain on swap termination	1,005	—	—	—	1,005

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(97,775)	(23,189)	42,785	—	(78,179)
Equity in income from consolidated entities	20,083	—	—	(20,083)	—
Equity in income from unconsolidated entities	4,647	11,045	—	—	15,692
Gain (loss) on sale of assets	—	(22)	1,116	—	1,094
Minority interests in other partnerships	—	528	(1,488)	—	(960)

Income from continuing operations	(73,045)	(11,638)	42,413	(20,083)	(62,353)
Discontinued operations from consolidated entities	(22,019)	(10,699)	7	—	(32,711)

Net income (loss)	(95,064)	(22,337)	42,420	(20,083)	(95,064)
Preferred distributions	(25,039)	—	—	—	(25,039)

Net loss applicable to unitholders	$(120,103)	$(22,337)	$42,420	$(20,083)	$(120,103)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$3,434	$12,883	$100,859	$117,176
Cash flows from (used in) investing activities	18,095	487	(34,856)	(16,274)
Cash flows from (used in) financing activities	14,432	(2,112)	(61,654)	(49,334)
Effect of exchange rates changes on cash	—	45	—	45

Change in cash and cash equivalents	35,961	11,303	4,349	51,613
Cash and cash equivalents at beginning of period	84,829	29,387	5,094	119,310

Cash and equivalents at end of period	$120,790	$40,690	$9,443	$170,923

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(42,886)	$16,362	$80,643	$54,119
Cash flows from (used in) investing activities	448	696	(13,974)	(12,830)
Cash flows from (used in) financing activities	(52,747)	681	(68,019)	(120,085)
Effect of exchange rates changes on cash	—	1,020	—	1,020

Change in cash and cash equivalents	(95,185)	18,759	(1,350)	(77,776)
Cash and cash equivalents at beginning of period	170,057	59,317	2,511	231,885

Cash and equivalents at end of period	$74,872	$78,076	$1,161	$154,109

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In the third quarter of 2005, revenue per available room, or RevPAR, increased 10.8% for our consolidated hotels in continuing operations and our average daily room rate, or ADR, comprised 55% of the increase in RevPAR. However, included in the third quarter results from operations is the impact of Hurricane Katrina. The net impact aggregates to approximately $2.6 million, including a $2.3 million charge for hurricane losses, representing our current best estimate of uninsured losses; estimates of our lost hotel operating profit of $1.0 million from our two owned hotels and one joint venture hotel in New Orleans, which were temporarily closed following the hurricane; and partially offset by the positive impact of approximately $0.7 million, from hotels in Texas, Louisiana, Alabama and Georgia, which benefited from the hurricane evacuees and relief workers.
     During 2005, through October 31, we have sold seven hotels for gross proceeds of $58 million, surrendered eight hotels in exchange for the extinguishment of $49 million of debt and have one hotel under a firm sale contract for $7 million, which is expected to close in November 2005.
     After disposing of the previously mentioned hotels, we will have 11 hotels remaining that we are currently marketing for sale. We estimate that the gross proceeds from the disposition of these hotels will be approximately $96 million.
     We continue to invest in our core hotels to maintain their competitive position and to take advantage of the current phase of the lodging cycle. During the first nine months of 2005, we spent $86 million on capital improvements and replacements (including our pro rata share of capital for unconsolidated ventures), and anticipate capital expenditures of at least $100 million for the full year.
     We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon various factors. If we decide to sell additional hotels or if our estimates of market value for the hotels currently designated as non-strategic decline, we could incur future impairment charges.
Financial Comparison (in thousands of dollars, except RevPAR and hotel operating margin)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			% Change			% Change
	2005	2004	2004-2005	2005	2004	2004-2005
RevPAR	$76.43	$68.98	10.8	$74.31	$68.18	9.0
Hotel operating profit(1)	63,963	57,306	11.6	196,077	174,240	12.5
Hotel operating margin(1)	20.4%	20.0%	2.0	21.2%	20.3%	4.4
Income (loss) from continuing operations(2)	$(1,681)	$(9,714)	82.7	$1,882	$(62,353)	103.0
Funds From Operations (“FFO”)(1) (3)	23,705	(18,610)	227.4	65,561	(24,536)	367.2
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(4)	81,166	31,447	158.1	221,268	126,202	75.3

(1)	Included in the Financial Comparison are non-GAAP financial measures, including FFO, EBITDA, hotel operating profit and hotel operating margin. Further discussions of the use, limitations and importance, and detailed reconciliations to the most comparable GAAP measure, of these non-GAAP financial measures are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     (2) Included in the income (loss) from continuing operations are the following amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Charge off of deferred debt costs	$—	$1,920	$—	$6,094
Loss (gain) on early extinguishment of debt	(2,538)	10,987	(2,538)	39,233
Hurricane loss	2,309	2,125	2,309	2,125
Gain on swap termination	—	—	—	(1,005)
Impairment loss	569	—	569	—

(3)	In accordance with the guidance provided by the Securities and Exchange Commission, or SEC, on non-GAAP financial measures, FFO has not been adjusted to add back the following items included in net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Charge-off of deferred debt costs	$—	$1,920	$—	$6,094
Loss (gain) on early extinguishment of debt	(2,538)	10,987	(2,538)	39,233
Issuance costs of redeemed preferred units.	1,324	—	6,522	—
Gain on swap termination	—	—	—	(1,005)
Impairment loss	569	33,027	1,860	33,027
Asset disposition costs	—	—	1,300	4,900

(4)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Charge-off of deferred debt costs	$—	$1,920	$—	$6,094
Loss (gain) on early extinguishment of debt	(2,538)	10,987	(2,538)	39,233
Issuance costs of redeemed preferred units.	—	—	—	—
Gain on swap termination	—	—	—	(1,005)
Impairment loss	569	33,027	1,860	33,027
Gain on sale of depreciable assets	(9,449)	(3,058)	(9,624)	(2,116)
Asset disposition costs	—	—	1,300	4,900
Results of Operations
Comparison of the Three Months Ended September 30, 2005 and 2004
     For the three months ended September 30, 2005, we recorded net income applicable to common unitholders of $0.1 million, or less than $0.01 per unit, compared to a loss of $48.6 million, or $0.78 per unit, for the three months ended September 30, 2004.
     Total revenue increased 8.8% to $314.7 million, compared to the prior year quarter. Hotel operating revenues from continuing operations made up more than 99% of the total revenues for both the third quarters of 2005 and 2004. Hotel operating revenues from continuing operations were $313.0 million for the third quarter 2005, an increase of $25.9 million, or 9.0%, compared to the same period in 2004. The increase in revenues was primarily related to a 10.8% increase in our hotel portfolio’s RevPAR, compared to the same period in 2004. The increase in RevPAR was driven by increases in ADR of 5.9% and in occupancy of 4.6%. The increase in ADR amounted to 55% of the improvement in RevPAR, as the trend of improving rates, that began in 2004, continued into the third quarter 2005. Increased ADR typically improves hotel operating margins because the hotels are receiving higher revenues for each guest served. Our hotel operating margins improved 48 basis points to prior year third quarter. The increase in our operating margins for the quarter were adversely affected by $1.6 million of bad debt charge-offs related to the bankruptcy filings of Delta® Air Lines and Northwest® Airlines. Also contributing to the sluggish margin growth were the effects of Hurricane Katrina.

     Operating expenses for the quarter increased by $22.1 million or 8.4%, compared to the prior year quarter. Operating income for the third quarter of 2005 increased by $3.2 million or 11.8% over the prior year period. The improvement in operating income was driven largely by increased revenue and improvements in operating margins, which resulted principally from increased ADR. The increase in operating expenses came principally from increases in hotel departmental expenses of $5.3 million; other property operating expenses of $9.7 million; taxes, insurance and lease expense of $3.4 million; and depreciation expense of $1.9 million. With the exception of other property related costs, which increased slightly as a percentage of total revenue, all of these expenses remained constant to the prior year as a percent of total revenue or decreased. The increase in hotel departmental expenses resulted largely from increases in occupancy, with the majority of the increase in labor related costs. The increase in other property operating expenses resulted from increased hotel occupancy, with increases in labor costs, utilities, maintenance, marketing expenses and the increased charge-off of $1.6 million related to airline bankruptcies. Management and franchise fees increased as a function of the increase in revenue. Taxes, insurance and lease expenses increased principally due to increased lease expense, which is a function of revenue, and increased property taxes, largely due to reductions recorded in the prior year related to two hotels. Depreciation expense increased as a result of the depreciation related to our 2004 capital expenditures of $96 million.
     Net interest expense included in continuing operations decreased $1.1 million, or 3.3%, compared to the third quarter in 2004. This reduction is principally related to a $110 million reduction in our average outstanding debt, largely resulting from the early retirement of a portion of our senior notes in 2004 and higher interest rates on invested cash, partially offset by higher average interest rates on our debt.
     At September 30, 2005, we had 128 hotels included in our consolidated continuing operations, of which 11 were non-strategic hotels identified for sale. The 11 non-strategic hotels included in continuing operations represented 8.5% of the rooms in our hotel portfolio, but only 3.4% of our calendar year 2004 consolidated hotel operating profit.
     We recorded an impairment charge of $0.6 million in the third quarter of 2005, related to one of our non-strategic hotels included in continuing operations. In October 2005, we accepted a contract for sale of this hotel and reduced its carrying value to the contract purchase amount. In the third quarter of 2005, we recorded $2.3 million in charges, representing our best estimate of uninsured losses from Hurricane Katrina, compared to $2.1 million for hurricane losses recorded in the third quarter of 2004. In the third quarter of 2004, we had $12.9 million of expenses related to the early extinguishment of senior debt.
     Equity in income from unconsolidated entities decreased by 72.9% to $3.2 million in the third quarter of 2005, compared to the same period last year. The decrease is attributed to the $11 million gain recorded in the third quarter 2004 by an unconsolidated entity from the development and sale of the Margate condominium project in Myrtle Beach, South Carolina, partially offset by the increased RevPAR for our unconsolidated hotels and an improvement in their operating margins in 2005.
     Loss from continuing operations was $1.7 million for the third quarter 2005, compared to a loss of $9.7 million in the same period in 2004.
     Discontinued operations for the quarter represent the operating income, direct interest costs, gain on early extinguishment of debt, and gains or losses on sale of 15 hotels disposed of during the first nine months of 2005, one hotel that was designated as held for sale at September 30, 2005, and 18 hotels disposed of in 2004 and impairment losses of $33 million in 2004.
     Net income for the third quarter 2005 was $11.3 million, compared to a net loss in the same period of 2004 of $39.2 million.
     In accordance with the Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” we have subtracted $1.3 million of the issuance costs of our Series B preferred units, which was redeemed in the quarter from net income to determine net loss applicable to common unitholders for the calculation of net loss per unit.

Comparison of the Nine Months Ended September 30, 2005 and 2004
     For the nine months ended September 30, 2005, we recorded a loss applicable to common unitholders of $23.7 million, or $0.38 per unit, compared to a loss of $120.1 million, or $1.94 per unit, for the nine months ended September 30, 2004.
     Total revenue increased 7.5% to $924.9 million, compared to the prior year period. Hotel operating revenues from continuing operations made up more than 99% of the total revenues for both the nine months ended September 2005 and 2004 and were $923.0 million for the nine month period ending September 30, 2005, reflecting an increase of $65.5 million, or 7.6%, compared to the same period in 2004. The increase in revenues was primarily related to a 9% increase in our hotel portfolio’s RevPAR, compared to the same period in 2004. The increase in RevPAR was driven by increases in ADR of 5.9% and occupancy of 2.9%. The increase in ADR amounted to 66% of the improvement in RevPAR, as the trend of improving rates, that began in 2004, continued through the third quarter 2005 and contributed to a 92 basis point improvement in hotel operating margins (hotel operating profit as a percentage of hotel revenue).
     Operating expenses for the nine months increased by $51.8 million or 6.7%, compared to the prior year period. Operating income for the nine month period in 2005 increased by $13.0 million, or 16.0%, over the prior year period. The improvement in operating income was driven largely by increased revenue and improvements in operating margins, which resulted principally from increased ADR. The increase in operating expenses came principally from increases in hotel departmental expenses of $12.6 million; other property operating expenses of $21.3 million; taxes, insurance and lease expense of $7.4 million; and depreciation expense of $5.6 million. With the exception of hotel departmental expenses, which decreased as a percentage of total revenue, all of these expenses remained constant to the prior year as a percent of total revenue. The increase in hotel departmental expenses resulted largely from increases in occupancy, with the majority of the increase in labor related costs. The increase in other property operating expenses resulted from increased hotel occupancy, with increases in labor costs, utilities, maintenance, and marketing expenses. Taxes, insurance and lease expense increased principally due to increased lease expense, which is a function of revenue. Depreciation expense increased as a result of the increased depreciation related to our 2004 capital expenditures of $96 million.
     Net interest expense included in continuing operations decreased $14.1 million, or 12.5%, compared to the same period in 2004. This reduction is principally related to a $210 million reduction in our average outstanding debt, largely resulting from the early retirement of a portion of our senior notes in 2004, partially offset by an increase in our average interest rate.
     At September 30, 2005, we had 128 hotels included in our consolidated continuing operations, of which 11 were non-strategic hotels identified for sale. The 11 non-strategic hotels included in continuing operations represented 8.5% of the rooms in our hotel portfolio, but only 3.4% of our calendar year 2004 consolidated hotel operating profit.
     We recorded an impairment charge of $0.6 million in the third quarter of 2005, related to one of our non-strategic hotels included in continuing operations. In October 2005, we accepted a contract for sale of this hotel and reduced its carrying value to the contract purchase amount. In the third quarter 2005, we recorded $2.3 million in charges representing our best estimates of uninsured losses from Hurricane Katrina and $2.1 million for hurricane losses in the third quarter of 2004. In the same nine month period of 2004, we recorded $44.3 million in charges related to the early retirement of a portion of our senior notes and cancellation of our line of credit.
     Equity in income from unconsolidated entities decreased by 47.6% to $8.2 million in the nine month period ended September 30, 2005, compared to the same period last year. The decrease is attributed to the $11 million gain recorded in the third quarter 2004, by an unconsolidated entity related to the development and sale of the Margate condominium project in Myrtle Beach, South Carolina, partially offset by the increased RevPAR for our unconsolidated hotels and an improvement in their operating margins in 2005.

     Income from continuing operations was $1.9 million for the nine month period of 2005, compared to a loss of $62.4 million in the same period in 2004.
     Discontinued operations for the period represent the operating income, direct interest costs, impairment losses and gains or losses on sale of 15 hotels disposed of during the first nine months of 2005, one hotel that was designated as held for sale at September 30, 2005, and 18 hotels disposed of in 2004.
     Net income for the nine months ended September 30, 2005, was $12.5 million, compared to a net loss in the same period of 2004 of $95.1 million.
     Preferred distributions increased by $4.7 million. This results from a full nine months of preferred distributions on the Series A preferred units issued in April 2004, partially offset by savings from the issuance of 54,000 Series C preferred units and the redemption of a corresponding number of Series B preferred units during the second quarter 2005.
     In accordance with the Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” we have subtracted $6.5 million of the issuance costs of our Series B preferred units, which were redeemed in the period, from net income to determine net loss applicable to common unitholders for the calculation of net loss per unit.
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
     The following tables detail our computation of FFO and EBITDA (in thousands):
Reconciliation of Net Income (Loss) to FFO
(in thousands, except per unit data)

	Three Months Ended September 30,
	2005			2004
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income (loss)	$11,263			$(39,207)
Preferred distributions	(9,829)			(9,343)
Issuance costs of redeemed preferred units	(1,324)			—

Net income (loss) applicable to common unitholders	110	62,215	$—	(48,550)	61,978	$(0.78)
Depreciation from continuing operations	30,390	—	0.49	28,533	—	0.46
Depreciation from unconsolidated entities and discontinued operations	2,654	—	0.04	4,465	—	0.07
Gain on sale of depreciable assets	(9,449)	—	(0.15)	(3,058)	—	(0.05)
Conversion of unvested restricted stock	—	620	—	—	—	—

FFO	$23,705	62,835	$0.38	$(18,610)	61,978	$(0.30)

Reconciliation of Net Income (Loss) to FFO
(in thousands, except per unit data)

	Nine Months Ended September 30,
	2005			2004
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income (loss)	$12,540			$(95,064)
Preferred distributions	(29,729)			(25,039)
Issuance costs of redeemed preferred units	(6,522)			—

Net loss applicable to common unitholders	(23,711)	62,181	$(0.38)	(120,103)	61,982	$(1.94)
Depreciation from continuing operations	89,534	—	1.44	83,943	—	1.35
Depreciation from unconsolidated entities and discontinued operations	9,362	—	0.15	13,740	—	0.22
Gain on sale of depreciable assets	(9,624)	—	(0.16)	(2,116)	—	(0.03)
Conversion of unvested restricted stock	—	543	—	—	—	—

FFO	$65,561	62,724	$1.05	$(24,536)	61,982	$(0.40)

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income or loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Charge-off of deferred financing costs	$—	$1,920	$—	$6,094
Asset disposition costs	—	—	1,300	4,900
Issuance costs of redeemed preferred units.	1,324	—	6,522	—
Loss (gain) on early extinguishment of debt	(2,538)	10,987	(2,538)	39,233
Impairment loss	569	33,027	1,860	33,027
Gain on swap termination	—	—	—	(1,005)

Reconciliation of Net Income (Loss) to EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$11,263	$(39,207)	$12,540	$(95,064)
Depreciation from continuing operations	30,390	28,533	89,534	83,943
Depreciation from unconsolidated entities and discontinued operations	2,654	4,465	9,362	13,740
Interest expense	34,216	34,230	101,187	113,341
Interest expense from unconsolidated entities and discontinued operations	1,823	2,833	6,474	8,627
Amortization expense	820	593	2,171	1,615

EBITDA	$81,166	$31,447	$221,268	$126,202

Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income or loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Charge-off of deferred financing costs	$—	$1,920	$—	$6,094
Asset disposition costs	—	—	1,300	4,900
Gain on sale of depreciable assets	(9,449)	(3,058)	(9,624)	(2,116)
Loss (gain) from early extinguishment of debt	(2,538)	10,987	(2,538)	39,233
Impairment loss	569	33,027	1,860	33,027
Gain on swap termination	—	—	—	(1,005)
     The following tables detail our computation of hotel operating profit, hotel operating margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at September 30, 2005.
Hotel Operating Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenue	$314,650	$289,320	$924,867	$860,083
Retail space rental and other revenue	(1,632)	(2,166)	(1,908)	(2,590)

Hotel operating revenue	313,018	287,154	922,959	857,493
Hotel operating expenses	(249,055)	(229,848)	(726,882)	(683,253)

Hotel operating profit	$63,963	$57,306	$196,077	$174,240

Hotel operating margin	20.4%	20.0%	21.2%	20.3%

Hotel Operating Expense Composition
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Hotel departmental expenses:
Room	$67,307	$63,166	$193,581	$183,633
Food and beverage	32,890	32,461	100,829	99,240
Other operating departments	8,208	7,451	23,282	22,232
Other property related costs:
Administrative and general	31,249	26,810	88,221	80,459
Marketing and advertising	26,471	24,234	79,584	74,191
Repairs and maintenance	17,114	15,676	51,010	47,461
Energy	17,924	16,306	48,929	44,319
Taxes, insurance and lease expense	31,792	28,389	94,359	87,006

Total other property related costs	124,550	111,415	362,103	333,436
Management and franchise fees	16,100	15,355	47,087	44,712

Hotel operating expenses	$249,055	$229,848	$726,882	$683,253

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$284,284	$262,168	$830,524	$778,725
Corporate expenses	(4,839)	(3,787)	(14,108)	(11,529)
Depreciation	(30,390)	(28,533)	(89,534)	(83,943)

Hotel operating expenses	$249,055	$229,848	$726,882	$683,253

     The following tables reconcile net income or loss to hotel operating profit and the ratio of operating income to total revenue to hotel operating margin.
Reconciliation of Net Income (Loss) to Hotel Operating Profit
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$11,263	$(39,207)	$12,540	$(95,064)
Discontinued operations	(12,944)	29,493	(10,658)	32,711
Equity in income from unconsolidated entities	(3,260)	(12,019)	(8,229)	(15,692)
Minority interests	(400)	644	(415)	960
Interest expense, net	33,173	34,303	98,960	113,090
Charge-off of deferred financing costs	—	1,920	—	6,094
Impairment loss	569	—	569	—
Hurricane loss	2,309	2,125	2,309	2,125
Loss on early extinguishment of debt	—	10,987	—	39,233
Gain on swap termination	—	—	—	(1,005)
Corporate expenses	4,839	3,787	14,108	11,529
Depreciation	30,390	28,533	89,534	83,943
Retail space rental and other revenue.	(1,632)	(2,166)	(1,908)	(2,590)
Gain on sale of assets	(344)	(1,094)	(733)	(1,094)

Hotel operating profit	$63,963	$57,306	$196,077	$174,240

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel Operating Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Ratio of operating income to total revenue	9.7%	9.4%	10.2%	9.5%
Less:
Retail space and rental and other revenue	(0.5)	(0.7)	(0.2)	(0.3)
Plus:
Corporate expenses	1.5	1.3	1.5	1.3
Depreciation	9.7	10.0	9.7	9.8

Hotel operating margin	20.4%	20.0%	21.2%	20.3%

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

Hotel Portfolio Composition
     The following tables set forth, as of September 30, 2005, for 125 of our 128 hotels included in our consolidated portfolio of continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment. We have excluded two New Orleans hotels that were closed in September 2005 and our Cocoa Beach, Florida hotel that was closed in September 2004, all as a result of hurricane damage.

			% of	% of 2004 Hotel
Brand	Hotels	Rooms	Total Rooms	Operating Profit
Embassy Suites Hotels	54	13,550	38%	53%
Holiday Inn-branded	32	10,770	31	21
Sheraton-branded	10	3,269	9	10
Doubletree-branded	10	2,206	6	6
Crowne Plaza	12	4,025	11	5
Other	7	1,811	5	5

			% of	% of 2004 Hotel
Top Markets	Hotels	Rooms	Total Rooms	Operating Profit
Atlanta	10	3,060	9%	9%
Dallas	12	3,586	10	6
Los Angeles Area	6	1,435	4	5
Orlando	6	2,219	6	5
Boca Raton/Ft. Lauderdale	4	1,118	3	5
Minneapolis	4	955	3	4
Philadelphia	3	1,174	3	3
San Diego	1	600	2	3
Phoenix	3	798	2	3
San Antonio	4	1,188	3	3
Northern New Jersey	3	757	2	3
Chicago	4	1,239	3	3
San Francisco Bay Area	8	2,690	8	3
Houston	4	1,403	4	3
Washington, D.C.	1	437	1	3

			% of	% of 2004 Hotel
Top Four States	Hotels	Rooms	Total Rooms	Operating Profit
California	19	5,536	16%	16%
Texas	25	7,344	21	14
Florida	15	4,937	14	12
Georgia	12	3,414	10	10

			% of	% of 2004 Hotel
Location	Hotels	Rooms	Total Rooms	Operating Profit
Suburban	57	14,335	40%	40%
Urban	29	9,322	26	24
Airport	26	8,182	23	23
Resort	12	3,544	10	13
Interstate	1	248	1	0

			% of	% of 2004 Hotel
Segment	Hotels	Rooms	Total Rooms	Operating Profit
Upscale all-suite	67	16,416	46%	60%
Full service	33	10,934	31	21
Upscale	23	7,843	22	17
Limited service	2	438	1	1

Hotel Operating Statistics
     The following tables set forth historical occupancy, ADR and RevPAR at September 30, 2005 and 2004, and the percentage changes therein between the periods presented, for 125 of our 128 hotels included in our consolidated portfolio of continuing operations. We have excluded two New Orleans hotels that were closed in September 2005 and our Cocoa Beach, Florida hotel that was closed in September 2004, all as a result of hurricane damage .
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	%Variance	2005	2004	% Variance
Embassy Suites Hotels	75.1	71.7	4.7	74.1	71.4	3.9
Holiday Inn-branded hotels	71.7	69.9	2.5	68.4	67.5	1.3
Sheraton-branded hotels	67.1	64.2	4.6	65.4	64.8	1.0
Doubletree-branded hotels	71.6	66.3	8.0	69.6	68.3	1.9
Crowne Plaza hotels	71.5	66.6	7.3	68.4	64.5	6.0
Other hotels	65.0	61.0	6.7	61.2	59.5	2.1

Total hotels	72.2	69.0	4.6	70.0	68.1	2.9

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Variance	2005	2004	% Variance
Embassy Suites Hotels	120.79	115.59	4.5	122.02	116.61	4.6
Holiday Inn-branded hotels	88.73	82.23	7.9	86.95	81.84	6.2
Sheraton-branded hotels	106.06	97.70	8.6	108.30	97.36	11.2
Doubletree-branded hotels	105.57	102.75	2.7	109.96	103.90	5.8
Crowne Plaza hotels	100.16	94.02	6.5	98.26	93.22	5.4
Other hotels	103.29	97.79	5.6	99.46	93.61	6.2

Total hotels	105.87	99.94	5.9	106.12	100.18	5.9

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Variance	2005	2004	% Variance
Embassy Suites Hotels	90.70	82.93	9.4	90.47	83.22	8.7
Holiday Inn-branded hotels	63.60	57.48	10.7	59.51	55.28	7.6
Sheraton-branded hotels	71.21	62.70	13.6	70.82	63.05	12.3
Doubletree-branded hotels	75.58	68.11	11.0	76.58	70.98	7.9
Crowne Plaza hotels	71.56	62.58	14.4	67.16	60.10	11.8
Other hotels	67.19	59.64	12.7	60.85	56.11	8.4

Total hotels	76.43	68.98	10.8	74.31	68.18	9.0

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Variance	2005	2004	% Variance
Atlanta	75.5	74.7	1.1	72.4	69.9	3.6
Dallas	53.8	49.0	9.7	52.8	51.6	2.3
Los Angeles Area	80.5	74.0	8.8	75.8	72.9	3.9
Orlando	69.3	78.5	(11.6)	74.9	77.9	(3.9)
Boca Raton/Ft. Lauderdale	74.6	75.9	(1.7)	81.7	79.9	2.1
Minneapolis	79.7	77.8	2.5	73.6	70.0	5.2
Philadelphia	74.7	71.5	4.4	72.3	66.9	8.1
San Diego	88.2	83.8	5.3	84.6	84.5	0.1
Phoenix	64.5	61.9	4.3	73.6	71.6	2.8
San Antonio	80.0	74.5	7.4	77.1	72.2	6.8
Northern New Jersey	69.8	65.5	6.6	70.7	67.2	5.2
Chicago	79.3	73.2	8.4	74.0	70.6	4.7
San Francisco Bay Area	80.6	73.1	10.2	72.0	67.5	6.7
Houston	71.5	62.8	13.8	71.3	69.5	2.6
Washington, D.C.	76.1	76.3	(0.2)	75.5	75.0	0.6

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Variance	2005	2004	% Variance
Atlanta	90.88	86.06	5.6	91.04	87.00	4.6
Dallas	91.94	91.15	0.9	93.84	90.87	3.3
Los Angeles Area	122.59	115.59	6.0	118.32	111.43	6.2
Orlando	77.63	70.50	10.1	85.75	76.39	12.3
Boca Raton/Ft. Lauderdale	102.24	93.98	8.8	129.19	114.48	12.9
Minneapolis	134.88	129.79	3.9	127.53	124.89	2.1
Philadelphia	114.12	108.22	5.5	114.65	105.57	8.6
San Diego	128.40	119.73	7.2	129.92	119.72	8.5
Phoenix	98.04	90.70	8.1	120.43	111.89	7.6
San Antonio	88.52	82.28	7.6	88.73	84.76	4.7
Northern New Jersey	137.98	133.94	3.0	137.31	135.00	1.7
Chicago	120.22	109.05	10.3	113.81	104.51	8.9
San Francisco Bay Area	120.95	115.70	4.5	115.93	112.89	2.7
Houston	74.38	66.92	11.1	72.39	69.84	3.7
Washington, D.C.	141.80	121.25	16.9	145.80	124.92	16.7

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Variance	2005	2004	% Variance
Atlanta	68.62	64.30	6.7	65.93	60.85	8.4
Dallas	49.43	44.68	10.6	49.56	46.90	5.7
Los Angeles Area	98.72	85.55	15.4	89.67	81.28	10.3
Orlando	53.83	55.33	(2.7)	64.19	59.52	7.8
Boca Raton/Ft. Lauderdale	76.32	71.33	7.0	105.50	91.52	15.3
Minneapolis	107.51	100.93	6.5	93.87	87.38	7.4
Philadelphia	85.20	77.40	10.1	82.89	70.57	17.4
San Diego	113.30	100.38	12.9	109.94	101.18	8.7
Phoenix	63.27	56.11	12.8	88.59	80.10	10.6
San Antonio	70.86	61.34	15.5	68.43	61.20	11.8
Northern New Jersey	96.37	87.77	9.8	97.07	90.71	7.0
Chicago	95.39	79.84	19.5	84.18	73.82	14.0
San Francisco Bay Area	97.43	84.54	15.2	83.43	76.15	9.6
Houston	53.18	42.06	26.4	51.60	48.52	6.4
Washington, D.C.	107.89	92.47	16.7	110.02	93.73	17.4

Liquidity and Capital Resources
     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the nine months ended September 30, 2005, net cash flow provided by operating activities, consisting primarily of hotel operations, was $117 million. At September 30, 2005, we had cash and cash equivalents of approximately $171 million. Included in cash and cash equivalents was approximately $37 million utilized to meet our hotel minimum working capital requirements.
     For 2005, our current operating plan contemplates common distribution payments of $9 million, preferred distribution payments of $39 million, capital expenditures of at least $100 million ($86 million has been spent through September 30, 2005), $21 million in normal recurring principal payments and proceeds of approximately $83 million from the sale of non-strategic hotels ($58 million was received through September, 2005).
     We are required to reinvest the proceeds from the further sale of IHG managed hotels in other hotels to be managed by IHG or pay substantial termination fees. As of September 30, 2005, we had an unsatisfied reinvestment obligation of $35 million from the sale of IHG managed hotels. If we do not fulfill this reinvestment obligation within 12 months of the date of sale, we will be required to pay liquidated damages to IHG aggregating $8 million. Additionally, until the earlier of either our satisfaction of the reinvestment requirement, or the payment of liquidated damages, we are required to pay monthly termination fees of $119,000 (based on the hotels we have sold through September 30, 2005), which payments will be offset against any liquidated damages payable with respect to these properties. In addition, seven of the 11 remaining hotels previously identified for sale are managed by IHG and subject to the reinvestment obligation in the event they are sold. We will incur additional reinvestment obligations of approximately $40 million if these hotels are sold at currently estimated prices or, if the proceeds of sale are not so reinvested, we will incur approximately $13 million in additional liquidated damages and termination fees for which we would be liable to IHG. We continue to explore our alternatives to resolve the liquidated damage liability to IHG.
     At September 30, 2005, approximately 25% of our outstanding debt had variable interest rates based on LIBOR. Variable interest rates have recently been increasing and, based on our debt outstanding at September 30, 2005, a one percent change in LIBOR would impact our annual interest expense by $4.3 million.
     In April 2005, FelCor completed the issuance of 5.4 million depositary shares representing its 8% Series C Preferred Stock, realizing gross proceeds of $135 million and in September 2005 FelCor completed the issuance of an additional 1.4 million depositary shares representing its Series C preferred stock, realizing gross proceeds of $34.4 million. FelCor contributed the gross proceeds to us in exchange for newly issued Series C preferred units. The preference on these units is the same as FelCor’s Series C preferred stock. The aggregate gross proceeds of these issuances were used to redeem a like number of depositary units representing our 9% Series B preferred units held by FelCor. FelCor then used the proceeds to redeem a like number of shares of its 9% Series B Cumulative Redeemable Preferred Stock.
     At September 30, 2005, we had aggregate mortgage indebtedness of approximately $1.0 billion that was secured by 71 of our consolidated hotels with an aggregate book value of approximately $1.7 billion. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 33 hotels provide for lock-box arrangements. With respect to loans secured by 15 of these hotels, if the debt service coverage ratios fall below certain levels and certain other conditions are met, the lender is entitled to apply the revenues from the hotels securing the loan to satisfy current requirements for debt service, taxes, insurance and other reserves, and to hold the balance of the revenues, if any, until debt service coverage ratios again reach specified levels.

     With respect to loans secured by the remaining 18 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio was not met. The lender is entitled to apply the remaining revenues to satisfy current requirements for debt service, taxes, insurance and other reserves, with any excess cash returned to the owner. The mortgage loans secured by 16 of these 18 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Ten of these 18 hotels, which accounted for 6% of our total revenues in 2004, fell below the applicable debt service coverage ratio in 2004 and are currently subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, taxes, insurance and other reserve requirements.
     Through September 2005, we made draws of $6.0 million on our $69.8 million recourse construction loan for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is based on LIBOR plus 225 basis points and will be capitalized as part of the cost of the project. The interest rate may be reduced to LIBOR plus 200 basis points when the project is 55% complete and upon the satisfaction of certain other requirements. The facility matures in the fourth quarter of 2007 .
     If actual operating results fail to meet our current expectations or if interest rates increase more than currently expected, we might be unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes. In such an event, we would be prohibited from, among other things, incurring any additional indebtedness or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. In the event of our failure of this incurrence test, we may be unable to distribute the full amount of distributions accruing under our outstanding preferred units and, accordingly, could be restricted in paying distributions on our common units. However, based on current operating trends and our current estimates of future performance, we consider the failure of this incurrence test to be unlikely in the foreseeable future.
     The fundamental operating assumptions upon which our previously announced fourth quarter and full year 2005 guidance were based have not changed, but the impact that hurricane Wilma may have on the remainder of the year is not yet known. Accordingly, we are not adjusting our prior guidance until the impact of hurricane Wilma becomes more clear. When that information becomes available, if necessary, we will publish an update to our prior guidance.
     In the third quarter of 2005, we expensed $1.6 million representing our aggregate receivables from Delta® Air Lines and Northwest® Airlines, both of which filed for bankruptcy protection in the quarter.
     FelCor’s board of directors has declared a fourth quarter common distribution of $0.15 per common unit payable on December 1, 2005, to our common unitholders of record on November 15, 2005. Future distributions will be determined by FelCor’s board of directors, based primarily upon its expected annual cash flow from operations in excess of approximately five percent of total revenues, for maintenance capital.
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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:
•	general economic and lodging industry conditions, including the anticipated continuation of the current recovery in the economy, the realization of anticipated job growth, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, the impact on the travel industry of high fuel costs and increased security precautions, and the impact that the bankruptcy of additional major air carriers may have on our revenues and receivables;

•	our overall debt levels and our ability to obtain new financing and service debt;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our growth strategy and acquisition activities;

•	our inability to sell the hotels being marketed for sale at anticipated prices; and

•	competitive conditions in the lodging industry.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2005, approximately 75% of our consolidated debt had fixed interest rates, after considering interest rate swaps. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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
Expected Maturity Date
at September 30, 2005
(dollars in thousands)

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$3,539	$17,284	$270,833	$15,757	$201,008	$664,665	$1,173,086	$1,197,061
Average interest rate	7.82%	7.80%	7.48%	7.96%	7.40%	8.57%	8.09%
Floating rate:
Debt	1,372	143,018	2,015	23,620	78,538	290,650	539,213	539,213
Average interest rate	6.00%	6.12%	5.74%	6.42%	5.74%	7.78%	6.97%
Total debt	$4,911	$160,302	$272,848	$39,377	$279,546	$955,315	$1,712,299
Net discount							(3,657)

Total debt							$1,708,642

Interest rate swaps Variable to fixed	—	—	$100,000	—	—	—	$100,000	$1,914,813
Average pay rate	—	—	7.80%	—	—	—	7.80%
Average receive rate	—	—	7.79%	—	—	—	7.79%
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
     We have no employees. FelCor as our sole general partner performs our management functions. Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and principal financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including FelCor’s chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. — OTHER INFORMATION
Item 6. Exhibits.
     The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
10.35	Term Credit Agreement, dated as of October 18, 2005, among FelCor TRS Borrower 1, L.P., as Initial Borrower, FelCor TRS Guarantor, L.P., FelCor Lodging Limited Partnership and the other guarantors named therein as Guarantors, Citigroup North America, Inc., as Initial Lender, as Administrative Agent, and as Collateral Agent, and Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Book Running Manager, for a maximum principal loan amount of $175 million (filed as Exhibit 10.35 to FelCor Lodging Trust Incorporated’s September 2005 10-Q and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2005

FELCOR LODGING LIMITED PARTNERSHIP

a Delaware Limited Partnership

By:	FelCor Lodging Trust Incorporated Its General Partner

By:	/s/ Lester C. Johnson
Lester C. Johnson
Senior Vice President and Principal Accounting Officer

INDEX

Exhibit Number	Description of Exhibit
10.35	Term Credit Agreement, dated as of October 18, 2005, among FelCor TRS Borrower 1, L.P., as Initial Borrower, FelCor TRS Guarantor, L.P., FelCor Lodging Limited Partnership and the other guarantors named therein as Guarantors, Citigroup North America, Inc., as Initial Lender, as Administrative Agent, and as Collateral Agent, and Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Book Running Manager, for a maximum principal loan amount of $175 million (filed as Exhibit 10.35 to FelCor Lodging Trust Incorporated’s September 2005 10-Q and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).