Form 10-K
period 2005-12-31
FelCor Lodging LP
filed 2006-03-15
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
     The aggregate market value of the voting and non-voting limited partnership interests held by non-affiliates of the registrant, at the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25 million.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement pertaining to the 2006 Annual Meeting of Stockholders of FelCor Lodging Trust Incorporated, filed pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FELCOR LODGING LIMITED PARTNERSHIP
     This Annual Report on Form 10-K contains registered trademarks owned or licensed by companies other than us, including but not limited to Candlewood Suites®, Conrad®, Crowne Plaza®, Disneyland®, Doubletree®, Doubletree Guest Suites®, Embassy Suites Hotels®, Four Points® by Sheraton, Hampton Inn®, Harvey Suites®, Hilton®, Hilton Garden Inn®, Hilton Suites®, Holiday Inn®, Holiday Inn & Suites®, Holiday Inn Express®, Holiday Inn Express & Suites®, Holiday Inn Select®, Homewood Suites® by Hilton, InterContinental®, Priority Club®, Sheraton®, Sheraton Suites®, St. Regis®, Staybridge Suites®, The Luxury Collection®, W®, Walt Disney World®, Worlds of Fun® and Westin®.

PART I
Item 1. Business
     At December 31, 2005, FelCor Lodging Limited Partnership and our subsidiaries, or FelCor LP, held ownership interests in 130 hotels with approximately 37,000 rooms and suites. The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated, or FelCor, a Maryland corporation and one of the nation’s largest public lodging real estate investment trusts, or REITs, based on total assets and number of hotels owned. All of FelCor’s operations are conducted solely through FelCor LP and at December 31, 2005, FelCor owned a greater than 95% partnership interest in FelCor LP. When used in this Annual Report on Form 10-K, “we” and “our” refer to FelCor LP and its consolidated subsidiaries, unless otherwise indicated.
     At December 31, 2005, we owned a 100% interest in 101 hotels, a 90% or greater interest in entities owing seven hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning two hotels and a 50% interest in entities owning 19 hotels. As the result of our ownership interests in the operating lessees of 125 of these hotels, we reflect their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining five hotels were reported on the equity method, four hotels were operated by 50% owned lessees and one hotel, in which we had a 50% ownership interest, was operated without a lease.
     Our hotels included in continuing operations at December 31, 2005 were located in the United States (28 states) and Canada, with concentrations in Texas (25 hotels), California (19 hotels), Florida (15 hotels) and Georgia (12 hotels). We own the largest number of Embassy Suites Hotels and independently owned Doubletree-branded hotels. At December 31, 2005, we owned interests in 35 hotels that we had identified as non-strategic assets to be sold.
     Our business is conducted in one reportable segment, which is hospitality. During 2005, we derived 98% of our revenues from hotels located within the United States and the balance from our Canadian hotels.
     We seek to increase operating cash flow through aggressive asset management and the competitive positioning of our hotels, to maintain a sound and flexible capital structure, and to reposition our portfolio through the sale of non-strategic hotels, investment in capital expenditures at our existing hotels that we expect to provide a high return on investment and investment in newer, higher quality hotels in major urban and resort markets with greater growth potential. The hotels in which we may invest are expected to be affiliated with, or to benefit from affiliation with, one of the premium brands available to us.
     At December 31, 2005, we had an aggregate of 62,972,039 redeemable and common units of FelCor LP limited partnership interest outstanding.
     Additional information relating to our hotels and our business, including the charters of FelCor’s Governance and Nominating Committee, Compensation Committee and Audit Committee; its corporate governance guidelines; and its code of business conduct and ethics can be found on FelCor’s website at www.felcor.com. Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Developments During 2005
     We completed 2005 with a 10.8% increase in our hotel revenue per available room, or RevPAR, compared to 2004. This was the second year of RevPAR increases following an unprecedented consecutive three year decline in RevPAR that we had experienced prior to 2004. The fundamentals of the lodging industry appear to be strong, as evidenced by the national trend of increased RevPAR and increases in average daily room rates, or ADR, which represent a major portion of the increase in RevPAR. The increase in ADR also resulted in a 116 basis point increase in our Hotel Earnings Before Interest, Taxes, Depreciation and Amortization margin, or Hotel EBITDA margin, at our hotels in continuing operations. Hotel EBITDA margin is a commonly used non-GAAP measure described in more detail and reconciled to GAAP measures in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition in Item 7 of this Annual Report on Form 10-K.
     During 2005, we reduced our debt outstanding by $92 million with the proceeds of asset sales, extinguishment of debt by the transfer of hotels to their non-recourse mortgage holder and the use of cash on hand. Through the issuance of $169 million of new 8% Series C redeemable preferred units, we also retired all $169 million of our 9% Series B redeemable preferred units.
     Of the 26 hotels previously identified for sale at December 31, 2004, we sold 11 during 2005 for gross sale proceeds of $79 million and surrendered eight limited service hotels, owned by a consolidated joint venture, to their non-recourse mortgage holder for extinguishment of $49 million in debt.
     In 2005, we re-established and paid a fourth quarter common distribution of $0.15 per unit. We also paid preferred distributions of $1.95 per unit on our Series A preferred units, a pro rata $1.125 per depositary unit on our Series B preferred units for the period prior to retirement and a pro rata initial year preferred distribution of $1.6333 per depositary unit on our Series C preferred units.
     In 2005, we started construction on our 184 unit Royale Palms condominium development in Myrtle Beach, South Carolina, which is expected to be completed in the summer of 2007. This project is over 90% pre-sold.
Recent Developments
Amendment to IHG Management Agreements
     On January 24, 2006, we announced that we had executed an agreement modifying our management agreements covering our hotels managed by InterContinental Hotels Group, or IHG. This agreement will enable us to complete our repositioning program and create “New FelCor.”
     The amendment to our IHG management agreements eliminates any potential liquidated damages and reinvestment requirement with respect to IHG-managed hotels previously sold, 30 additional IHG-managed hotels to be sold and one Crowne Plaza hotel to be converted to another brand. The management agreements on the remaining 17 IHG-managed hotels have been extended to 2025 and include a new management performance standard and restructured incentive fees.
     In connection with this agreement, we have identified 11 Crowne Plaza hotels, 12 Holiday Inn-branded hotels, one Staybridge Suites hotel and an independent branded hotel as non-strategic assets for sale. These 25 hotels are in addition to five IHG-managed hotels previously identified as non-strategic. These non-strategic hotels include all of our Holiday Inn hotels that are located in secondary and tertiary markets, as well as 10 hotels in Texas. Hospitality Properties Trust, or HPT, purchased five of the non-strategic Crowne Plaza hotels, a Holiday Inn-branded hotel and the Staybridge Suites hotel in January 2006 for $160 million.
     The 17 IHG-managed Holiday Inn-branded hotels that we are retaining are located in desirable markets that are primarily in urban locations in the Northeast, the East Coast and California. We have committed to special capital expenditure plans that total approximately $50 million at 11 of these hotels designed to maximize the value of these hotels.
     The completion of the agreement with IHG enables us to sell our non-strategic hotels, use the proceeds to reduce debt and invest in high return-on-investment capital projects at our remaining core hotels. New FelCor will become a lower-leveraged company with a stronger and renovated portfolio. Our repositioned portfolio will provide us a solid platform for future growth in today’s strong RevPAR environment.

New FelCor
     New FelCor, following the disposition of our remaining non-strategic hotels, will own 90 consolidated hotels, with 81% of its Hotel EBITDA derived from hotels in the upper upscale segment, that are located primarily in Top 25 and resort markets.
•	The average Hotel EBITDA per room for our 90 core hotels is more than 2.5 times higher than our non-strategic hotels for the year ended December 31, 2005.

•	Hotel EBITDA growth for the year ended December 31, 2005, for our 90 core hotels was 15%, as compared to only 1% for our non-strategic hotels.

•	Hotel EBITDA margins for the year ended December 31, 2005, were 28% for our 90 core hotels compared to only 17% for our non-strategic hotels.

•	High return capital projects should provide a boost to our future Hotel EBITDA growth.
Repositioning
     At December 31, 2005, we had 35 non-strategic hotels for sale. These hotels are located primarily in secondary and tertiary markets, and include hotels in Texas and Atlanta, Georgia, where we had an excess concentration of hotels. Our repositioning strategy includes:
•	The sale of seven hotels previously identified as non-strategic, including five IHG-managed hotels, one of which was sold in January 2005.

•	The sale of 25 additional IHG-managed hotels, including the seven hotels sold to HPT in January 2006.

•	The sale of three additional hotels not managed by IHG.

•	Total proceeds from hotel sales are expected to be between $485 and $535 million, which is in addition to $15 million in proceeds from the sale of three hotels in December 2005, representing an EBITDA multiple of between 12 and 13 times 2005 Hotel EBITDA.

•	The Crowne Plaza in San Francisco at Union Square will be converted to another brand by the end of 2006.
In connection with this repositioning, we recorded an impairment charge of $263 million in the fourth quarter of 2005 primarily associated with the amendment of the IHG agreements and our decision to sell additional non-strategic hotels.
     Although the 35 non-strategic hotels represent 29% of our rooms at December 31, 2005, they only represent 14% of our Hotel EBITDA for 2005. The hotels to be sold have significantly lower RevPAR and Hotel EBITDA margins than our 90 core hotels. Following the sale of the 35 non-strategic hotels, New FelCor will have significantly lower exposure to markets with low barriers to entry, such as Atlanta, Dallas, Houston and Omaha, and will be more geographically diverse with no market contributing more than 6% of EBITDA. The sale hotels will be marketed through exclusive broker arrangements that are listed on our web site at www.felcor.com.
Consolidated Portfolio Summary at December 31, 2005

	Consolidated	Non-Strategic Hotels	New FelCor(a)
Hotel count	125	35	90
Room count	36,132	10,595	25,537
Brands (hotel count):
Embassy Suites Hotels	54	1	53
Doubletree	9	2	7
Hilton	2	0	2
Sheraton/Westin	11	1	10
Holiday Inn	33	16	17
Crowne Plaza	12	11	0
Other	4	4	1

Total	125	35	90

     (a) Assumes the conversion of the Crowne Plaza in San Francisco at Union Square to another brand.

Operating Statistics (year ended December 31, 2005):
RevPAR	$74	$51	$84
Hotel EBITDA (in millions)	$305	$42	$263
Hotel EBITDA per room	$8,452	$3,992	$10,302
Hotel EBITDA margin	25.2%	16.6%	27.6%

Use of Proceeds/Capitalization
     Total proceeds from the 35 non-strategic hotels identified for sale are expected to be between $485 and $535 million. The asset sales are expected to occur in 2006 and 2007 and the proceeds will be used primarily to invest in capital improvement projects at many of our core hotels and to pay down approximately $385 million of debt. This is in addition to proceeds of $15 million from the sale of three hotels in December 2005, used to pay down debt.
     We plan to use approximately $100 to $150 million of the sales proceeds to fund capital improvement projects to be completed over the next 18 months. These projects are in addition to maintenance capital expenditures of approximately 5% of annual hotel revenues. These capital projects consist of adding meeting space and completing major renovations to hotels where we expect that additional rate and occupancy can be captured.
     Additionally in January 2006, we re-established an unsecured $125 million line of credit, that will allow us to use our excess cash to fund additional high-return capital projects.
IHG-Branded Portfolio
     The 17 core Holiday Inn-branded hotels being retained by us, including six Holiday Inn Select-branded hotels, are comprised of high quality hotels located on desirable real estate. We are also retaining our unconsolidated interest in the Chateau LeMoyne hotel located in New Orleans that is managed by IHG. These hotels have higher average Hotel EBITDA margins than the average of our current upper upscale, full service hotels. In addition, for the year ended December 31, 2005, these hotels earned almost twice the Hotel EBITDA per room generated by the non-strategic hotels to be sold.
IHG-Branded Portfolio Summary(a)

	Core Holiday Inn	Non-Strategic
	Hotels	Hotels
Hotel count	17	30
Rooms count	6,300	9,084

Operating Statistics (year ended December 31, 2005):
RevPAR	$73.05	$50.39
Hotel EBITDA per room	$8,129	$4,083
Hotel EBITDA margin	24.2%	17.1%
(a)	Excludes the Crowne Plaza in San Francisco at Union Square that is to be converted to another brand.
The 17 core Holiday Inn-branded hotels are as follows:
Boston, MA — Beacon Hill, Holiday Inn Select
Charleston, SC — Mills House, Holiday Inn
Cocoa Beach, FL — Oceanfront, Holiday Inn
Houston, TX — Medical Center, Holiday Inn
Nashville, TN — Opryland, Holiday Inn Select
New Orleans, LA — French Quarter, Holiday Inn
Orlando, FL — Airport, Holiday Inn Select
Orlando, FL — International Drive, Holiday Inn
Philadelphia, PA — Historic District, Holiday Inn
Pittsburgh, PA — University Center, Holiday Inn Select
San Diego, CA — On the Bay, Holiday Inn
San Francisco, CA — Fisherman’s Wharf, Holiday Inn
Santa Barbara, CA — Holiday Inn
Santa Monica Beach, CA — At the Pier, Holiday Inn
San Antonio, TX — Airport, Holiday Inn Select
Toronto, Ontario, Canada — Airport, Holiday Inn Select
Toronto, Ontario, Canada — Yorkdale, Holiday Inn

Management Changes
     In February 2006, FelCor announced the appointment of Thomas J. Corcoran, Jr. as Chairman of the Board, Richard A. Smith as President and Chief Executive Officer and Andrew J. Welch as Executive Vice President and Chief Financial Officer. At the same time, FelCor announced that Donald J. McNamara resigned his position as Chairman of the Board, but will remain on its Board of Directors, and that Michael D. Rose resigned from its Board of Directors. Mr. Rose’s position on the Board of Directors will be filled by Mr. Smith. In March 2006, FelCor announced the appointment of Troy A. Pentecost as Executive Vice President and Director of Asset Management, replacing Jack Eslick. Mr. Corcoran co-founded FelCor in 1991 with Hervey Feldman and has served as President and Chief Executive Officer since its formation. Mr. Smith joined FelCor in 2004 as Executive Vice President and Chief Financial Officer. Mr. Welch was most recently Senior Vice President and Treasurer for FelCor. Mr. Pentecost was formerly with Remington Hotel Corporation.
The Industry
     The industry experienced strong growth in 2005 as indicated by an 8.4% increase in RevPAR, continuing the momentum generated in 2004, according to Smith Travel Research, or STR, a leading provider of industry data. This increase stemmed from both additional room demand and a significant improvement in ADR. In 2005, the industry sold 3.3% more room nights than in 2004. Combined with only a slight increase (0.4%) of available room nights, the U.S. occupancy rate grew to 63.1%, the highest level since 2000. At $90.84, ADR surpassed the $90 hurdle for the first time in industry history.
     Supply growth in lodging product, a significant lead indicator of the performance of existing lodging real estate, continues to stay benign. Since 2003, the average annual supply growth has been 0.8% compared to the long-term average of 2.1% from 1989 to 2005.
     A number of industry sources predict that 2006 will see a continuation of the growth over the last two years. Macroeconomic Advisers forecasts Real Gross Domestic Product, or GDP adjusted for inflation, growth to be 3.8% in 2006 and 3.5% in 2007. This indication of the ongoing strength of the U.S. economy, both strong leisure and business travel demand and the limited new supply growth, causes us to look optimistically into the near future. STR predicts that 2006 occupancy levels — fueled by a 3.1% increase in demand and only a 1.2% increase in supply — will surpass 2000 levels and reach 64.3%. At the same time, ADR is expected to grow by 6.0% resulting in a RevPAR increase of 8.0%. PricewaterhouseCoopers, or PwC, another leading source of lodging data, predicts that the U.S. RevPAR will increase by 7.3% and 6.2% in 2006 and 2007 respectively. PwC also predicts that the lodging industry profits (measured in income before income taxes) will increase by 20.9% and surpass 2000 levels. However, these predicted growth rates are not uniform across the country and assume that no major external event such an act of terrorism or natural disaster affect the U.S. economy and the travel and lodging industries.
     STR classifies hotel chains into six distinct categories: Luxury, Upper Upscale, Upscale, Midscale with Food & Beverage, Midscale without Food & Beverage, and Economy. We own properties in the Upper Upscale (including Doubletree Guest Suites, Doubletree, Embassy Suites Hotels, Sheraton and Westin hotels), Upscale (Crowne Plaza), and Midscale With Food & Beverage (Holiday Inn) categories, from which we derived approximately 99% of our EBITDA in 2005. More than 58% of our EBITDA in 2005 was derived from upper upscale all-suite hotels.
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

	Year Ended December 31,
	2005	2004	2003	2002	2001
Number of FelCor LP Hotels	125	142	159	183	183
Occupancy:
FelCor LP hotels (1)	69.3%	65.5%	62.4%	62.1%	63.9%
All Upscale U.S. hotels (2).	64.7	63.0	60.8	60.8	60.8
All Midprice U.S. hotels (3)	61.2	59.4	57.2	56.8	57.8
All U.S. hotels	63.1	61.3	59.2	59.0	59.7
ADR:
FelCor LP hotels (1)	$107.18	$99.07	$94.92	$96.84	$102.18
All Upscale U.S. hotels (2).	99.39	94.05	90.55	90.47	91.87
All Midprice U.S. hotels (3)	73.26	69.81	67.54	67.96	69.76
All U.S. hotels	90.84	86.20	82.92	82.83	84.10
RevPAR:
FelCor LP hotels (1)	$74.29	$64.91	$59.19	$60.16	$65.34
All Upscale U.S. hotels (2).	64.35	59.26	55.06	55.02	55.87
All Midprice U.S. hotels (3)	44.82	41.47	38.60	38.58	40.30
All U.S. hotels	57.34	52.88	49.07	48.87	50.24

(1)	Information is historical and includes discontinued operations.

(2)	This category includes hotels in the “upscale price level,” defined as hotels with ADRs in the 70th to 85th percentiles in their respective markets.

(3)	This category includes hotels in the “midprice level,” defined as hotels with ADRs in the 40th to 70th percentiles in their respective markets.
Business Strategy
     We have identified three long-term strategic objectives: growth in our earnings; improvement in our return on invested capital; and a reduction in our overall financial leverage. In order to achieve these strategic objectives, our business strategy is to: dispose of non-strategic hotels; improve the competitive positioning of our core hotels through aggressive asset management and the judicious application of capital with the expectation of obtaining a high return on investment; and pay down debt through a combination of operational cash flow, the sale of non-strategic hotels and, if appropriate, other capital transactions. We continue to examine our portfolio to address market supply and concentration of risk issues. Additionally, we are considering external growth, through the acquisition of hotels, which does three things: increase long-term partnership value, improve the quality of our portfolio and improve both our market distribution and future EBITDA growth.
Sale of Non-Strategic Hotels
     Under the management agreements entered into with IHG in 2001 and amended in 2004, we were obligated to reinvest the net proceeds from the sale of IHG-managed hotels in other IHG-managed hotels or pay substantial liquidated damages to IHG. This potential exposure to liquidated damages made it impractical to sell IHG-managed hotels. In January 2006, we executed an agreement modifying our management agreements covering our hotels managed by IHG. This agreement eliminates any potential liquidated damages or reinvestment requirement with respect to hotels previously sold, IHG-managed hotels now identified for sale and one Crowne Plaza hotel to be converted to another brand. We can now seek to sell hotels that we have deemed non-strategic, which include our Crowne Plaza hotels, all of our Holiday Inn hotels in secondary and tertiary markets and hotels in markets where we have an excess concentration of hotels such as Texas and Atlanta, Georgia.
     We began negotiating the amendment to our IHG management agreements in 2005. In October 2005, our Audit Committee conditionally approved an impairment charge on certain hotels, if and only if a definitive agreement with IHG was reached. We provided an update on the negotiations with IHG to our Executive Committee of the Board of Directors in December 2005, and at that time concluded that if a definitive agreement could be finalized, a material impairment charge would be necessary. We finalized the definitive agreement with IHG in January 2006. As a result of the agreement, we determined that it was more likely than not that certain hotels would be sold significantly before the end of their previously estimated useful life, triggering an impairment charge of $263 million, which was recorded as of December 31, 2005 with respect to 25 IHG-managed hotels, three hotels not managed by IHG and two IHG-managed hotels that we had previously designated as non-strategic.
     At December 31, 2005, we had 35 hotels designated as non-strategic, substantially all of which we intend to sell in 2006 and 2007. Eight of these hotels were sold in January 2006.
Refined Investment Strategy
     The completion of the agreement with IHG enables us to sell our non-strategic hotels and use the proceeds to reduce debt and invest in high return-on investment capital projects at our remaining core hotels. We currently plan on spending between $175 million and $200 million on hotel capital improvements in 2006. As we focus on improving our core portfolio through renovations and repositionings, our portfolio will be positioned to have above average growth. Any future acquisition efforts will be focused on higher quality hotels in markets with significant barriers to entry, such as central business districts and resort locations. Hotel brand and market segment will be secondary concerns when we are considering investment opportunities.
Improving the Competitive Positioning of Our Hotels
     We seek to improve the competitive position of our hotels through aggressive asset management and the maintenance of strong relationships with our brand-owner managers. While REIT requirements prohibit us from directly managing our hotels, we work closely with our brand-owner managers to actively monitor and review hotel operations. We strongly urge our managers to implement best practices in expense management at our hotels, and we strive to influence brand strategy on marketing and revenue enhancement programs. Consistent with our commitment to position our hotels to best take advantage of the current recovery in the lodging industry, we have continued making both revenue enhancing and maintenance capital improvements at our hotels. During 2005, we spent $127 million on capital expenditures, including capital improvements made by our unconsolidated joint ventures, representing approximately 10% of total revenue. Additionally, in 2005, our repair and maintenance expense represented 6.9% of our hotel room revenue from continuing operations. We expect our 2006 capital expenditures will be between $175 and $200 million. We plan to use a portion of the proceeds from the sale of non-strategic hotels to fund capital projects such as adding meeting space or completing major renovations to hotels where we expect that additional rate and occupancy can be captured. Additionally, we have re-established an unsecured line of credit that will allow us to use excess cash to fund additional high-return capital projects.
Paydown of Debt
     We are committed to pay down our debt, while maintaining short-term liquidity. In 2005, we reduced our consolidated debt by $92 million. We plan to use approximately $400 million of sale proceeds from non-strategic hotels to pay down debt. In January 2006, we used proceeds from the sale of eight hotels, cash on hand and a draw of $45 million under our line of credit to pay off our $225 million term loan.
     At December 31, 2005, we had cash balances of $95 million. Our cash balances included approximately $31 million held under our hotel management agreements to meet our hotel minimum working capital requirements. We have no significant nonextendable debt maturities until 2007, when approximately $134 million in debt matures in excess of normal recurring principal payments. We will continue to seek opportunities to reduce our debt and our cost of capital on an economically sound basis.
Strategic Relationships
     We benefit from our brand-owner and manager alliances with Hilton Hotels Corporation (Embassy Suites Hotels, Hilton and Doubletree), InterContinental Hotels Group PLC (Crowne Plaza and Holiday Inn) and Starwood Hotels & Resorts Worldwide, Inc. (Sheraton and Westin). These relationships enable us to work effectively with our managers to maximize Hotel EBITDA margins and operating cash flow from our hotels.
•	Hilton Hotels Corporation (www.hiltonworldwide.com) is recognized internationally as a preeminent hospitality company. Hilton develops, owns, manages or franchises approximately 2,300 hotels, resorts and vacation ownership properties. Its portfolio includes many of the world’s best known and most highly regarded hotel brands, including Hilton, Hilton Garden Inn, Doubletree, Embassy Suites Hotels, Conrad, Hampton Inn and Homewood Suites by Hilton, among others. Subsidiaries of Hilton managed 63 of our hotels at December 31, 2005. Hilton is a 50% partner in joint ventures with us in the ownership of 12 hotels and the management of residential condominiums, and is the holder of a 10% equity interest in certain of our consolidated subsidiaries owning six hotels.

•	InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom is the world’s most global hotel company and the largest by number of rooms. IHG owns, manages, leases or franchises, through various subsidiaries, more than 3,600 hotels and 539,000 guest rooms in nearly 100 countries and territories around the world. IHG owns a portfolio of well recognized and respected hotel brands including InterContinental Hotels & Resorts, Crowne Plaza Hotels & Resorts, Holiday Inn, Holiday Inn Express, Holiday Inn Select, Staybridge Suites, Candlewood Suites, and also manages the world’s largest hotel loyalty program, Priority Club Rewards, with more than 27 million members worldwide. Building on more than 50 years of innovation, IHG has contributed to a wide-range of industry “firsts.” Among these innovations, IHG was the first hotel company to recognize and reward customer loyalty through a customer frequency program, Priority Club Rewards, and the first hotel company to receive reservations via the Internet. At December 31, 2005, subsidiaries of IHG managed 48 of our hotels and owned approximately 17% of FelCor’s outstanding common stock. In February 2006, IHG sold substantially all of its holdings of FelCor’s common stock.

•	Starwood Hotels & Resorts Worldwide, Inc. (www.starwoodhotels.com) is one of the leading hotel and leisure companies in the world with approximately 850 properties with 258,000 rooms in 95 countries. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including: St. Regis, The Luxury Collection, Sheraton, Westin, Four Points by Sheraton and W brands. Subsidiaries of Starwood managed 11 of our hotels at December 31, 2005. Starwood is a 40% joint venture partner with us in the ownership of two hotels and a 50% joint venture partner with us in the ownership of one hotel.
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
     We believe that our hotels are in compliance, in all material respects, with all federal, state, local and foreign laws and regulations regarding hazardous substances and other environmental matters, the violation of which could have a material adverse effect on us. We have not been notified by any governmental authority or private party of any noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our current or former properties that we believe would have a material adverse effect on our business, assets or results of operations. However, obligations for compliance with environmental laws that arise or are discovered in the future may adversely affect our financial condition.
Tax Status
     FelCor elected to be taxed as a REIT under the federal income tax laws, commencing with its initial taxable year ended December 31, 1994. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. In connection with its election to be taxed as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. We expect to make distributions on our units sufficient to enable FelCor to meet its distribution obligations as a REIT. As a result of the passage of the REIT Modernization Act, in 2001 we acquired or terminated all of our hotel leases and contributed them to taxable REIT subsidiaries, or TRSs. These TRSs are subject to both federal and state income taxes. At December 31, 2005, our TRSs had a federal income tax loss carry forward of $419 million.
Employees
     We have no employees. FelCor as our sole general partner performs our management functions. Mr. Thomas J. Corcoran, Jr., FelCor’s Chairman of the Board of Directors, entered into a new employment agreement with FelCor in February 2006 that continues in effect until February 1, 2011. Mr. Richard A. Smith, FelCor’s President and Chief Executive Officer, entered into an employment agreement with FelCor in February 2006 that continues into effect until February 1, 2008. Both Mr. Corcoran’s and Mr. Smith’s agreements automatically renew for successive one-year terms unless terminated by either party. All of FelCor’s executive officers, including Messers. Corcoran and Smith, have change in control contracts that renew annually. FelCor had 76 full-time employees at December 31, 2005.
     All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by us and are not our employees.
Item 1A. Risk Factors
     Certain statements and analyses contained in this Annual Report on Form 10-K, or that may in the future be made by, or be attributable to, us, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. All of such forward-looking statements are based upon present expectations and assumptions that may or may not actually occur. The following factors constitute cautionary statements identifying important factors, including material risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements or in our historical results. Each of the following factors, among others, could adversely affect our ability to meet the current expectations of management.
Future terrorist activities and United States military involvement in the Middle East and elsewhere may result in reducing business and leisure travel, which would reduce our revenues.
     The terrorist attacks of September 11, 2001, caused a significant disruption in travel-related businesses in the United States. Consistent with the rest of the lodging industry, we experienced substantial declines in occupancy and ADR, due to a decline in both business and leisure travel in 2001 and the continued decline in business travel in 2002 and 2003. While the lodging industry experienced the beginnings of a recovery in 2004 and strong growth in 2005, another act of terrorism in the United States, protracted or expanded United States military involvement in the War on Terrorism, heightened “Threat Levels,” contractions in the airline industry, or increased security precautions making air travel more difficult could result in decreases in travel and our revenues. The factors described above, as well as other political or economic events, may adversely affect the lodging industry, including us, as a result of reduced public travel.

Our financial leverage is high.
     At December 31, 2005, our consolidated debt of $1.7 billion represented 52% of our total market capitalization. The decline in our revenues and cash flow from operations during 2001, 2002 and 2003, have resulted in a reduction of our public debt ratings and may limit our access to additional debt capital. Our senior unsecured public notes currently are rated B1 by Moody’s Investors Service, and B by Standard & Poor’s, which are considered below investment grade. Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to debt financing could adversely affect our ability to fund these activities and programs in the future.
     We had increases in RevPAR in 2004 and 2005, but if RevPAR worsens, it could result in a continuation, or worsening, of our net losses and reduce our ability to pay distributions and service our debt.
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
     We may be able to incur substantial debt in the future, which could increase the risk described above. The covenants under our $125 million line of credit would have allowed us to incur an additional $627 million of debt at December 31, 2005. Based upon our calculation of the limitations under our senior notes, described below, assuming additional debt was borrowed at a 7% annual interest rate and invested in assets generating annual Hotel EBITDA equal to 7% of their cost, at December 31, 2005, we could have incurred approximately $1.2 billion of additional indebtedness, all of which could have been secured indebtedness.
We have restrictive debt covenants that could adversely affect our ability to finance our operations or engage in other business activities.
     The indentures governing our outstanding senior unsecured notes and agreements governing our line of credit contain various restrictive covenants and incurrence tests, including, among others, provisions that can restrict our ability to:
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
     Under the terms of the indentures governing one of our outstanding senior notes, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indenture, exceeds 4.85 to 1. Although our current debt-to-EBITDA ratio is below that threshold, a decline in our EBITDA, or an increase in our debt could raise our ratio above the 4.85 to 1 threshold. Accordingly, we may be prohibited from purchasing any of our partnership units, except as permitted under limited exceptions, such as from the proceeds of a substantially concurrent issuance of other partnership units.
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
     In January 2006, we established a new $125 million unsecured line of credit. This line of credit has certain restrictive covenants, such as a leverage ratio, fixed charge coverage ratio, an unencumbered leverage ratio and a maximum payout ratio.
     The breach of any of these covenants and limitations under our line of credit could result in acceleration of amounts outstanding under our line of credit. Our failure to timely satisfy any judgment or recourse indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances.
Future or existing relationships may result in certain of FelCor’s directors and officers having interests that conflict with ours.
     Adverse tax consequences to affiliates upon a sale of certain hotels. Thomas J. Corcoran, Jr., FelCor’s Chairman of the Board of Directors, and Robert A. Mathewson, a director of FelCor, may incur additional tax liability if we sell our investments in six hotels that we acquired in July 1994 from partnerships in which they were investors. Consequently, our interests could differ from Messrs. Corcoran’s and Mathewson’s interests in the event that we consider a sale of any of these hotels. Decisions regarding a sale of any of these six hotels must be made by a majority of FelCor’s independent directors.
     Conflicts of interest. A director of FelCor who has a conflict of interest with respect to an issue presented to FelCor’s board will have no legal obligation to abstain from voting upon that issue. FelCor does not have provisions in its bylaws or charter that requires an interested director to abstain from voting upon an issue, and FelCor does not expect to add provisions in its charter and bylaws to this effect. Although each director of FelCor has a fiduciary duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director’s participation in the meeting and discussion of an issue in which he has, or companies with which he is associated have, an interest could influence the votes of other directors regarding the issue.
We are subject to the risks inherent in the hospitality industry.
     The economic slowdown that ran from 2001 through 2003 had a significant adverse effect on our RevPAR performance and results of operations. If the current economic recovery does not continue, the effects on our financial condition could be material. We experienced declines in RevPAR, beginning in March 2001 through 2003. A sharp reduction in business travel was the primary cause of the RevPAR decline. The decreased occupancies led to declines in room rates, as hotels competed more aggressively for guests. Both of these factors had a significant adverse effect on our RevPAR, Hotel EBITDA margins and results of operations.

Primarily as a result of the concentration of our hotels in certain markets, the RevPAR performance of our hotels differ from the national average. The following table reflects the RevPAR changes experienced by our hotels, as a group on a same-store basis, compared to all U.S. hotels, as a group, for the past three calendar years.

	Change in RevPAR
	Year Ended December 31,
	2005	2004	2003
All FelCor LP hotels	+10.8%	+5.0%	-3.9%
All U.S. hotels	+8.4%	+7.8%	+0.4%
     If the current economic recovery stalls, or if the lodging industry fails to benefit from the recovery for a protracted period of time, or if the markets in which we have significant concentrations should fail to participate in the continued recovery in the industry, our results of operations and financial condition could deteriorate.
     Investing in hotel assets involves special risks. We have invested in hotel-related assets, and our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:
•	competition from other hotels;

•	construction of more hotel rooms in a particular area than needed to meet demand;

•	the current high cost of, and any further increases in, fuel costs and other travel expenses, inconveniences and other events that reduce business and leisure travel;

•	adverse effects of declines in general and local economic activity;

•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	an outbreak of a pandemic disease affecting the travel industry;

•	a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.
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
     We face reduced coverages and increased costs of insurance. Our property insurance has a $100,000 all risk deductible, a deductible of 3% of insured value for named windstorm coverage and a deductible of 5% of insured value for California earthquake coverage. Should uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results, cash flows and financial condition. Additional catastrophic losses, such as the losses caused by hurricanes Katrina, Rita and Wilma in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find. In an effort to keep our cost of insurance within reasonable limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. Our terrorism insurance policies have both per occurrence and aggregate limits of $50 million with regard to 65 hotels. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 71 of our hotels. The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.
     We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions. At December 31, 2005, approximately 58% of our hotel rooms were located in, and 53% of our 2005 Hotel EBITDA was generated from, four states: California, Florida, Georgia and Texas. Additionally, at December 31, 2005, we had concentrations in four major metropolitan areas, Atlanta, the Los Angeles area, Dallas and Orlando, which together represented approximately 24% of our Hotel EBITDA for the year ended December 31, 2005. Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas will have a greater adverse effect on us than on the industry as a whole.

     We had 35 hotels at December 31, 2005, substantially all of which we intend to sell in 2006 and 2007. We may be unable to sell these hotels at acceptable prices, or at all, within the proposed time frame. If we are unable to sell these hotels at anticipated prices, we may realize additional losses upon sale. Even if we are successful in selling these hotels as contemplated, if we fail to reinvest the net proceeds in a manner that will generate returns equal to, or better than, the hotels sold, our results of operations will be adversely affected.
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
     If a franchise or license agreement terminates due to our failure to make required improvements, we may be liable to the brand manager or franchisor for a termination payment. These termination payments vary by agreement and hotel, but are generally measured by a multiple of between two and 8.2 times the annual fees received by the franchisor or brand manager. The loss of a substantial number of brand licenses could have a material adverse effect on our business because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the brand manager or franchisor. Our franchise agreements also expire or terminate, subject to certain specified renewal rights, at various times. As a condition of the renewal or extension of the franchise agreements, the brand owner may require the payment of substantial fees and may require substantial capital improvements to be made to the hotels for which we would be responsible. During the next five years, the franchise or license agreements applicable in respect of 15 of our hotels are scheduled to expire in accordance with their terms.
     We are subject to the risks of brand concentration. We are subject to the potential risks associated with the concentration of our hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with the brand could adversely affect hotels operated under that brand. The following table reflects the percentage of Hotel EBITDA from our consolidated portfolio of 125 hotels included in continuing operations as of December 31, 2005, generated by hotels operated under each of the indicated brands during the year ended December 31, 2005:

		% of 2005
		Hotel
	Hotels	EBITDA
Embassy Suites Hotels	54	51%
Holiday Inn-branded hotels	33	22
Sheraton-branded hotels	10	11
Doubletree-branded hotels	9	6
Crowne Plaza hotels	12	6
Other	7	4
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

     In addition, we are subject to the risks of a decline in Hotel EBITDA margins, which occurs when hotel operating expenses increase disproportionately to revenues. These operating expenses and Hotel EBITDA margins are within the control of our brand-owner managers, over which we have limited control, resulting in an increased risk of volatility in our results of operations.
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
     We may not be able to fund future growth and operations solely from cash provided from operating activities because of our obligation to fund FelCor’s requirement to distribute at least 90% of its taxable income each year to maintain FelCor’s status as a REIT and any future decline in cash flow. Consequently, we may be forced to rely upon the proceeds of hotel sales or the availability of debt or equity capital to fund hotel acquisitions and necessary capital improvements, and we may be dependent upon our ability to attract debt financing from public or institutional lenders. The capital markets have been, and in the future may be, adversely affected by various events beyond our control, such as the United States’ military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies. Similar events, such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future growth and operations, or to pay or refinance existing debt, at an acceptable cost, or at all.
We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements.
     We own, through our subsidiaries, interests in several real estate joint ventures with third parties. Joint ventures that are not consolidated into our financial statements owned a total of 19 hotels, in which we had an aggregate investment of $109 million, at December 31, 2005. The operations of 14 of these hotels are included in our consolidated results of operations due to our majority ownership of the lessees of these hotels. None of FelCor’s directors or officers hold any interest in any of these ventures. Our joint venture partners are affiliates of Hilton with respect to 12 hotels, affiliates of Starwood with respect to one hotel, and private entities or individuals with respect to six hotels. The ventures and hotels were subject to non-recourse mortgage loans aggregating $204 million at December 31, 2005.
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
Departure of FelCor’s key personnel would deprive us of the institutional knowledge, expertise and leadership they provide.
     FelCor’s management includes the Chairman of the Board, currently Mr. Corcoran, the President and Chief Executive Officer, currently Mr. Smith, and four Executive Vice Presidents. The persons in these positions generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations. The loss of any of FelCor’s senior executive officers or Chairman of the Board could adversely affect our ability to execute our business strategy.

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
     Authority to Issue Additional Shares. Under FelCor’s charter, its board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by its board that may delay or prevent a change in control of FelCor, even if the change is in the best interests of our partners. As of December 31, 2005, FelCor had outstanding 12,880,475 shares of its Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of its Series C preferred stock. FelCor has contributed the proceeds of all of its preferred stock to us in exchange for preferred units. The preference on these units is the same as FelCor’s preferred stock.
     Maryland Takeover Statutes. As a Maryland corporation, FelCor is subject to various provisions under the Maryland General Corporation Law, including the Maryland Business Combination Act, that may have the effect of delaying or preventing a transaction or a change in control that might involve a premium price for the stock or otherwise be in the best interests of our partners. Under the Maryland business combination statute, some “business combinations,” including some issuances of equity securities, between a Maryland corporation and an “interested stockholder,” which is any person who beneficially owns 10% or more of the voting power of the corporation’s shares, or an affiliate of that stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Any of these business combinations must be approved by a stockholder vote meeting two separate super majority requirements, unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the statute, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder of FelCor for its common shares. FelCor’s charter currently provides that the Maryland Control Share Acquisition Act will not apply to any of its existing or future stock. That statute may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. To the extent these or other laws are applicable to FelCor or us, they may have the effect of delaying or preventing a change in control of FelCor even though beneficial to our partners.

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We own a diversified portfolio of nationally branded, upscale and full-service hotels managed principally by the brand owners, which are Hilton, IHG, and Starwood. We are competitively positioned, with a strong management team, brand manager alliances, diversified upscale and full-service hotels, and value creation expertise.
     We consider our hotels, generally, to be high quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The hotels generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities. Our hotels included in continuing operations, are located in 28 states and Canada, and are situated primarily in major markets near airport, suburban or downtown areas. The following tables illustrate the distribution of our 125 consolidated hotels included in continuing operations at December 31, 2005.

Top Markets	Hotels	Rooms	% of Total Rooms	% of 2005 Hotel EBITDA(a)
Atlanta	10	3,059	8%	9%
Los Angeles Area	6	1,435	4	6
Dallas	12	3,585	10	5
Orlando	6	2,219	6	4
Boca Raton/Ft. Lauderdale	4	1,118	3	4
San Francisco Bay Area	8	2,690	7	4
Minneapolis	4	955	3	4
New Orleans	2	746	2	3
Phoenix	3	798	2	3
Philadelphia	3	1,174	3	3
Chicago	4	1,239	3	3
Washington, D.C.	1	437	1	3
San Diego	1	600	2	3
San Antonio	4	1,188	3	3
Northern New Jersey	3	757	2	3
Houston	4	1,403	4	3

Top Four States
California	19	5,536	15	17
Texas	25	7,343	20	13
Florida	15	4,937	14	13
Georgia	12	3,413	9	10

Location
Suburban	55	13,860	38	39
Urban	30	9,799	27	26
Airport	26	8,181	23	22
Resort	13	4,044	11	13
Highway	1	248	1	0

Segment
Upscale all-suite	66	16,332	45	58
Full service	34	11,519	32	22
Upscale	23	7,843	22	19
Limited service	2	438	1	1
Core Hotels	90	25,537	71	87
Non-Strategic Hotels	35	10,595	29	13
(a)	A detailed description and computation of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

     Our hotels have an average of approximately 290 rooms, with six hotels having 500 or more rooms. Although obsolescence arising from age and condition of facilities can adversely affect our hotels, we have spent approximately $500 million, in the aggregate, during the past six years to upgrade, renovate and/or redevelop our hotels to enhance or maintain their competitive position. We are committed to maintaining the high standards of our hotels. In 2005, we spent $112 million on consolidated hotel capital expenditures and spent 6.9% of our consolidated room revenue from continuing operations on maintenance and repair expense.
Hotel Brands
     A key part of our business strategy is to have our hotels managed by one of our brand-owner manager alliances. Our hotels are operated under some of the nation’s most recognized and respected hotel brands. We maintain relationships with our brand owners, who also manage substantially all of our hotels. We are the owner of the largest number of Embassy Suites Hotels and independently owned Doubletree-branded hotels. The following table illustrates the distribution of our hotels among these premier brands at December 31, 2005.
Brand Distribution

			% of	% of 2005
Brand	Hotels	Rooms	Total Rooms	Hotel EBITDA
Embassy Suites Hotels	54	13,653	38%	51%
Holiday Inn-branded	33	11,356	31	22
Sheraton-branded	10	3,269	9	11
Doubletree-branded	9	2,019	6	6
Crowne Plaza(a)	12	4,025	11	6
Other	7	1,810	5	4
(a)	Five of these hotels were sold subsequent to December 31, 2005, six have been identified for sale and one is scheduled for conversion to another brand.

Hotel Operating Statistics
     The following tables set forth average historical occupied rooms, or Occupancy, ADR and RevPAR for the years ended December 31, 2005 and 2004, and the percentage changes therein between the periods presented for our consolidated hotels included in continuing operations:
Operating Statistics by Brand(a)

	Occupancy (%)
	Year Ended December 31,
	2005	2004	% Variance
Embassy Suites Hotels	73.2	69.9	4.7
Holiday Inn-branded hotels	68.2	65.7	3.7
Sheraton-branded hotels	64.3	63.0	2.0
Doubletree-branded hotels	68.3	65.7	4.1
Crowne Plaza hotels	67.9	63.4	7.0
Other hotels	60.3	57.9	4.0

Total hotels	69.3	66.4	4.4

	ADR ($)
	Year Ended December 31,
	2005	2004	% Variance
Embassy Suites Hotels	122.84	117.48	4.6
Holiday Inn-branded hotels	89.07	83.25	7.0
Sheraton-branded hotels	109.88	98.38	11.7
Doubletree-branded hotels	111.78	105.39	6.1
Crowne Plaza hotels	100.03	93.83	6.6
Other hotels	97.94	91.79	6.7

Total hotels	107.18	100.94	6.2

	RevPAR ($)
	Year Ended December 31,
	2005	2004	% Variance
Embassy Suites Hotels	89.91	82.11	9.5
Holiday Inn-branded hotels	60.76	54.74	11.0
Sheraton-branded hotels	70.68	62.01	14.0
Doubletree-branded hotels	76.40	69.20	10.4
Crowne Plaza hotels	67.90	59.53	14.1
Other hotels	59.03	53.18	11.0

Total hotels	74.29	67.03	10.8

(a)	Hotels have been excluded in both the current and prior year for those months directly impacted by hurricanes.

Operating Statistics for Our Top Markets(a)

	Occupancy (%)
	Year Ended December 31,
	2005	2004	% Variance
Atlanta	72.8	68.5	6.3
Dallas	53.4	49.9	7.2
Los Angeles Area	74.0	71.5	3.5
Orlando	73.0	76.1	(4.1)
Boca Raton/Ft. Lauderdale	77.1	78.6	(2.0)
Minneapolis	70.7	68.0	4.1
Philadelphia	71.6	68.0	5.4
San Diego	81.6	80.9	0.8
Phoenix	72.4	69.7	4.0
San Antonio	75.5	70.0	7.9
Northern New Jersey	70.3	66.9	5.0
Chicago	73.0	69.7	4.6
San Francisco Bay Area	71.2	65.3	9.1
Houston	72.4	67.5	7.2
Washington, D.C.	74.3	73.3	1.4

	ADR ($)
	Year Ended December 31,
	2005	2004	% Variance
Atlanta	92.51	86.93	6.4
Dallas	95.31	90.98	4.8
Los Angeles Area	118.05	110.30	7.0
Orlando	85.06	77.32	10.0
Boca Raton/Ft. Lauderdale	129.89	113.85	14.1
Minneapolis	128.32	125.48	2.3
Philadelphia	118.52	105.99	11.8
San Diego	128.47	120.16	6.9
Phoenix	121.78	113.38	7.4
San Antonio	87.82	84.01	4.5
Northern New Jersey	138.67	135.32	2.5
Chicago	116.18	106.44	9.1
San Francisco Bay Area	115.72	112.44	2.9
Houston	74.31	68.87	7.9
Washington, D.C.	145.47	125.57	15.8

	RevPAR ($)
	Year Ended December 31,
	2005	2004	% Variance
Atlanta	67.33	59.50	13.2
Dallas	50.93	45.36	12.3
Los Angeles Area	87.32	78.84	10.8
Orlando	62.10	58.85	5.5
Boca Raton/Ft. Lauderdale	100.13	89.52	11.8
Minneapolis	90.77	85.30	6.4
Philadelphia	84.90	72.07	17.8
San Diego	104.86	97.26	7.8
Phoenix	88.21	78.97	11.7
San Antonio	66.29	58.79	12.8
Northern New Jersey	97.47	90.58	7.6
Chicago	84.75	74.22	14.2
San Francisco Bay Area	82.40	73.39	12.3
Houston	53.81	46.52	15.7
Washington, D.C.	108.09	91.99	17.5

(a)	Hotels have been excluded in both the current and prior year for those months directly impacted by hurricanes.

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
Holiday Inn Branded Hotels
     The Holiday Inn brand is one of the most widely recognized lodging brands in the world, with nearly 1,500 properties worldwide. The brand offers today’s travelers dependability, friendly service and modern, attractive facilities at an excellent value. Holiday Inn hotels offer guests dependable services and amenities for both business and leisure travelers. Guests enjoy amenities such as restaurants and room service, relaxing lounges, swimming pools and fitness centers. Properties also feature guest rooms equipped with coffee makers, hair dryers and irons. Holiday Inn hotels also offer 24-hour business services and meeting facilities.
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
Crowne Plaza Hotels
     Crowne Plaza hotels is the ideal hotel choice for small- to mid-sized business meetings and offers personalized service and one point of contact for hassle-free, successful meetings as “The Place To Meet.” Crowne Plaza hotels provide comfortably appointed guest rooms, upscale dining, quality fitness facilities, concierge services and full-service meeting rooms. With more than 230 hotels and 64,000 guest rooms in over 40 countries, Crowne Plaza hotels are located in major urban centers, gateway cities and resort destinations worldwide.
Sheraton and Sheraton Suites
     With more than 400 hotels and resorts in over 70 countries, Sheraton Hotels & Resorts is the largest of the Starwood Hotels & Resorts Worldwide, Inc. brands. Located in the world’s most sought-after cities and resort destinations, Sheraton hotels serve the needs of both business and leisure travelers with unique programs and unusual amenities designed to make travel as hassle-free and enjoyable as possible.

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
Other Hotels
     As of December 31, 2005, seven of our hotels were operated under brands other than described above, as follows:
•	Hampton Inn (2 hotels);

•	Harvey Suites (1 hotel);

•	Hilton Hotel (1 hotel);

•	Hilton Suites (1 hotel);

•	Staybridge Suites (1 hotel); and

•	Westin (1 hotel).

Hotel Portfolio
     The following table sets forth certain descriptive information regarding the 130 hotels in which we owned an interest at December 31, 2005:

	State	Rooms	% Owned(a)	Brand
Consolidated Continuing Operations
Core Hotels
Birmingham(b)	AL	242		Embassy Suites Hotel
Phoenix — Biltmore(b)	AZ	232		Embassy Suites Hotel
Phoenix Crescent Hotel(b)	AZ	342		Sheraton
Phoenix Tempe(b)	AZ	224		Embassy Suites Hotel
Dana Point — Doheny Beach	CA	195		Doubletree Guest Suites
Los Angeles — Anaheim (Located near Disneyland Park)(b)	CA	222		Embassy Suites Hotel
Los Angeles — Covina/I-10(b)	CA	202	50%	Embassy Suites Hotel
Los Angeles — El Segundo — International Airport — South	CA	349	97%	Embassy Suites Hotel
Milpitas — Silicon Valley(b)	CA	266		Embassy Suites Hotel
Napa Valley(b)	CA	205		Embassy Suites Hotel
Oxnard — Mandalay Beach Resort & Conference Center	CA	248		Embassy Suites Hotel
Palm Desert — Palm Desert Resort	CA	198		Embassy Suites Hotel
San Diego — On the Bay	CA	600		Holiday Inn
San Francisco — Burlingame Airport	CA	340		Embassy Suites Hotel
San Francisco — South San Francisco Airport(b)	CA	312		Embassy Suites Hotel
San Francisco — Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco — Union Square	CA	403		Crowne Plaza
San Rafael — Marin County/Conference Center(b)	CA	235	50%	Embassy Suites Hotel
Santa Barbara — Goleta	CA	160		Holiday Inn
Santa Monica — Beach at the Pier	CA	132		Holiday Inn
Wilmington(b)	DE	244	90%	Doubletree
Boca Raton(b)	FL	263		Embassy Suites Hotel
Cocoa Beach — Oceanfront	FL	500		Holiday Inn
Deerfield Beach — Boca Raton/Deerfield Beach Resort(b)	FL	244		Embassy Suites Hotel
Ft. Lauderdale — 17th Street(b)	FL	358		Embassy Suites Hotel
Ft. Lauderdale — Cypress Creek(b)	FL	253		Sheraton Suites
Jacksonville — Baymeadows(b)	FL	277		Embassy Suites Hotel
Miami — International Airport(b)	FL	316		Embassy Suites Hotel
Orlando — International Airport(b)	FL	288		Holiday Inn Select
Orlando — International Drive — Resort	FL	651		Holiday Inn
Orlando — International Drive South/Convention Center(b)	FL	244		Embassy Suites Hotel
Orlando— (North)	FL	277		Embassy Suites Hotel
Orlando — Walt Disney World Resort	FL	229		Doubletree Guest Suites
Tampa — On Tampa Bay(b)	FL	203		Doubletree Guest Suites
Atlanta — Airport(b)	GA	232		Embassy Suites Hotel
Atlanta — Buckhead(b)	GA	317		Embassy Suites Hotel
Atlanta — Galleria(b)	GA	278		Sheraton Suites
Atlanta — Gateway — Atlanta Airport	GA	395		Sheraton
Atlanta — Perimeter Center(b)	GA	241	50%	Embassy Suites Hotel
Brunswick	GA	130		Embassy Suites Hotel

	State	Rooms	% Owned(a)	Brand
Chicago — Lombard/Oak Brook(b)	IL	262	50%	Embassy Suites Hotel
Chicago — Northshore/Deerfield (Northbrook) (b)	IL	237		Embassy Suites Hotel
Chicago O’Hare Airport(b)	IL	297		Sheraton Suites
Indianapolis — North(b)	IN	221	75%	Embassy Suites Hotel
Kansas City — Overland Park(b)	KS	199	50%	Embassy Suites Hotel
Lexington(b)	KY	155		Sheraton Suites
Lexington — Lexington Green(b)	KY	174		Hilton Suites
Baton Rouge(b)	LA	223		Embassy Suites Hotel
New Orleans(b)	LA	372		Embassy Suites Hotel
New Orleans — French Quarter	LA	374		Holiday Inn
Boston — Government Center	MA	303		Holiday Inn Select
Boston — Marlborough(b)	MA	229		Embassy Suites Hotel
Baltimore — BWI Airport(b)	MD	251	90%	Embassy Suites Hotel
Troy — North (Auburn Hills) (b)	MI	251	90%	Embassy Suites Hotel
Bloomington(b)	MN	219		Embassy Suites Hotel
Minneapolis — Airport(b)	MN	310		Embassy Suites Hotel
St. Paul — Downtown(b)	MN	210		Embassy Suites Hotel
Kansas City — Plaza(b)	MO	266	50%	Embassy Suites Hotel
Charlotte(b)	NC	274	50%	Embassy Suites Hotel
Charlotte SouthPark	NC	208		Doubletree Guest Suites
Raleigh(b)	NC	203		Doubletree Guest Suites
Raleigh — Crabtree(b)	NC	225	50%	Embassy Suites Hotel
Parsippany(b)	NJ	274	50%	Embassy Suites Hotel
Piscataway — Somerset(b)	NJ	222		Embassy Suites Hotel
Secaucus — Meadowlands(b)	NJ	261	50%	Embassy Suites Hotel
Tulsa — I-44	OK	244		Embassy Suites Hotel
Philadelphia — Historic District	PA	364		Holiday Inn
Philadelphia — Society Hill(b)	PA	365		Sheraton
Pittsburgh — At University Center (Oakland)(b)	PA	251		Holiday Inn Select
Charleston — Mills House (Historic Downtown)(b)	SC	214		Holiday Inn
Myrtle Beach — At Kingston Plantation	SC	255		Embassy Suites Hotel
Myrtle Beach Resort	SC	385		Hilton
Nashville — Airport/Opryland Area	TN	296		Embassy Suites Hotel
Nashville — Opryland/Airport (Briley Parkway)	TN	382		Holiday Inn Select
Austin(b)	TX	189	90%	Doubletree Guest Suites
Austin — North(b)	TX	260	50%	Embassy Suites Hotel
Corpus Christi(b)	TX	150		Embassy Suites Hotel
Dallas — DFW International Airport-South(b)	TX	305		Embassy Suites Hotel
Dallas — Love Field(b)	TX	248		Embassy Suites Hotel
Dallas — Market Center	TX	244		Embassy Suites Hotel
Dallas — Park Central	TX	536	60%	Westin
Dallas — Park Central Area	TX	279		Embassy Suites Hotel
Houston — Medical Center	TX	284		Holiday Inn & Suites
San Antonio — International Airport(b)	TX	261	50%	Embassy Suites Hotel
San Antonio — International Airport(b)	TX	397		Holiday Inn Select
San Antonio — N.W. I-10(b)	TX	216	50%	Embassy Suites Hotel
Burlington Hotel & Conference Center(b)	VT	309		Sheraton
Vienna — At Tysons Corner(b)	VA	437	50%	Sheraton

	State	Rooms	% Owned(a)	Brand
Canada
Toronto — Airport	Ontario	445		Holiday Inn Select
Toronto — Yorkdale	Ontario	370		Holiday Inn

Non-Strategic Hotels
Montgomery — East I-85	AL	210		Holiday Inn
Irvine — Orange County Airport (Newport Beach)(c)	CA	335		Crowne Plaza
Milpitas — San Jose-North (Milpitas — Silicon Valley)(c)	CA	305		Crowne Plaza
Pleasanton (San Ramon Area)	CA	244		Crowne Plaza
Denver — Aurora(b)	CO	248	90%	Doubletree
Stamford	CT	380		Holiday Inn Select
Miami — International Airport (LeJeune Center)	FL	304		Crowne Plaza
Orlando — Nikki Bird (Maingate — Walt Disney World Area)	FL	530		Holiday Inn
Atlanta — Airport(c)	GA	378		Crowne Plaza
Atlanta — Airport-North	GA	493		Holiday Inn
Atlanta — Perimeter — Dunwoody	GA	250		Holiday Inn Select
Atlanta — Powers Ferry(c)	GA	296		Crowne Plaza
Atlanta — South (I-75 & U.S. 41)	GA	180		Holiday Inn
Columbus — North (I-185 at Peachtree Mall)	GA	224		Holiday Inn
Chicago — The Allerton	IL	443		Crowne Plaza
Minneapolis — Downtown	MN	216		Embassy Suites Hotel
Kansas City — NE I-435 North (At Worlds of Fun)	MO	165		Holiday Inn
Omaha — Central(c)	NE	129		Hampton Inn
Omaha — Central (I-80)	NE	383		Holiday Inn
Omaha — Old Mill	NE	223		Crowne Plaza
Philadelphia — Center City	PA	445		Crowne Plaza
Knoxville — Central At Papermill Road	TN	240		Holiday Inn
Amarillo — I-40	TX	248		Holiday Inn
Austin — Town Lake (Downtown Area)	TX	320		Holiday Inn
Dallas(c)	TX	295		Crowne Plaza Suites
Dallas — At Campbell Centre	TX	300	90%	Doubletree
Dallas — DFW International Airport-North	TX	164		Harvey Suites
Dallas — Market Center	TX	354		Crowne Plaza
Dallas — Park Central	TX	438	60%	Sheraton
Dallas — Park Central(c)	TX	114		Staybridge Suites
Dallas — West End/Convention Center	TX	309		Hampton Inn
Houston — Greenway Plaza Area	TX	355		Holiday Inn Select
Houston — I-10 West & Hwy. 6 (Park 10 Area)(c)	TX	349		Holiday Inn Select
Houston — Intercontinental Airport	TX	415		Holiday Inn
San Antonio — Downtown (Market Square)	TX	314		Holiday Inn

Unconsolidated Operations
Hays(b)	KS	114	50%	Hampton Inn
Hays(b)	KS	191	50%	Holiday Inn
Salina(b)	KS	192	50%	Holiday Inn
Salina — I-70(b)	KS	93	50%	Holiday Inn Express & Suites
New Orleans — Chateau LeMoyne (In French Quarter/Historic Area)(b)	LA	171	50%	Holiday Inn
(a)	We own 100% of the real estate interests unless otherwise noted.

(b)	This hotel is encumbered by mortgage debt or capital lease obligation.

(c)	This hotel was sold in January 2006.

Management Agreements
     The management agreements governing the operation of 68 of our hotels that are (i) managed by IHG or Starwood under brands owned by them, or (ii) managed by Hilton under the Doubletree or Hilton brands, contain the right and license to operate the hotels under the specified brands. No separate franchise agreements or payment of separate franchise fees are required for the operation of these hotels.
     Management Fees and Performance Standards. Under the management agreements with IHG for 45 of our hotels operated under Holiday Inn and Crowne Plaza names, the TRS lessees generally pay IHG a basic management fee for each hotel equal to 2% of total revenue of the hotel plus 5% of the room revenue of the hotel (which is the equivalent of a franchise fee) for each fiscal month during the initial term and any renewal term. The minimum basic management fees owed under the other management agreements are generally as follows:
•	Embassy Suites Hotels (54 hotels) — 2% of the hotel’s total revenue per month;

•	Sheraton — Westin (11 hotels) — 2% of the hotel’s total revenue per month; and

•	Doubletree (9 hotels) — between 2% and 3% of the hotel’s total revenue per month.
     The IHG management agreements, as amended in January 2006, with regard to the 17 core IHG-managed hotels require the TRS lessees to pay an incentive management fee on a hotel by hotel basis measured as a percentage of hotel net operating income, as defined in the agreements. These incentive management fees for each hotel are subordinate to an 8.5% return on our investment basis in the hotel and limited to 2.5% of the hotel’s revenues. For the remainder of the IHG-managed hotels, the TRS lessees are required to pay an incentive management fee based on the performance of these hotels, considered in the aggregate. The incentive management fee is computed as a percentage of hotel profits in excess of specified returns to us, based on our investment basis in the managed hotels.
     The management agreements with the other managers generally provide for an incentive management fee based on a percentage of the TRS lessee’s net income before overhead up to an additional 2% of revenues, on a hotel by hotel basis, or, an incentive management fee measured as a percentage of cash flow, subordinate to a 12% return on our investment basis in the hotel, subject to the same 2% of revenues maximum. The management fees we paid with respect to hotels in continuing operations during each of the past three years are as follows (in thousands):

	Management Fees Paid During
	Year Ended December 31,
Brand	2005	2004	2003
Holiday Inn	$18,799	$16,931	$16,086
Crowne Plaza	7,571	6,695	6,366
Embassy Suites	10,199	9,617	9,815
Sheraton — Westin	4,877	4,721	4,243
Doubletree	1,933	1,770	1,707
Other	77	738	940

Total	$43,456	$40,472	$39,157

     Term and Termination. The management agreements with IHG terminate in 2007 for 31 hotels and 2025 for 17 hotels. The management agreements with the other managers generally have initial terms of between 5 and 20 years, and the agreements are generally renewable beyond the initial term for a period or periods of between 5 and 10 years only upon the mutual written agreement of the parties. The management agreements covering our hotels expire, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring in
Brand	2006	2007	2008	2009	2010	Thereafter
Embassy Suites	19	9	4	11	9	2
Sheraton — Westin	0	0	1	0	0	10
Doubletree	0	3	2	0	0	4
Holiday Inn	0	16	0	0	0	17
Crowne Plaza	0	12	0	0	0	0
Other	1	3	0	0	0	2

Total	20	43	7	11	9	35

     The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations. Upon termination by either party for any reason, the TRSs generally will pay all amounts due and owing under the management agreement through the effective date of termination. If an agreement is terminated as a result of a default by us, we may also be liable for damages suffered by the manager. Under the IHG management agreements, if we sell certain core hotels, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year and liquidated damages or reinvest the sale proceeds into another hotel to be branded under an IHG brand. In addition, if a TRS breaches the agreement, resulting in a default and its termination, or otherwise causes or suffers a termination for any reason other than an event of default by IHG, the TRS may be liable for liquidated damages under the terms of the management agreement.
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
Franchise Agreements
     Other than our 68 hotels, whose license to use a brand name are contained in the management agreement governing their operations, each of our remaining hotels operates under a separate franchise or license agreement. Of our 57 hotels that are operated under a separate franchise or license agreement, 54 are operated under the Embassy Suites Hotels brand.
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
     Typically, our Embassy Suites Hotels franchise license agreements provide for payment to the franchisor of a license fee or royalty of 4% of suite revenues. In addition, we pay approximately 3.5% of suite revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels. The license fees we paid with respect to hotels in continuing operations, during each of the past three years are as follows (in thousands):

	License Fees Paid During
	Year Ended December 31,
Brand	2005	2004	2003
Embassy Suites Hotels	$17,400	$16,340	$15,658
Other	492	493	529

Total	$17,892	$16,833	$16,187

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

	Number of Franchise Agreements Expiring in
Brand	2006	2007	2008	2009	2010	Thereafter
Embassy Suites Hotels	0	7	1	4	1	41
Other(1)	2	0	0	0	0	1

Total	2	7	1	4	1	42

(1) Included in “Other” are the following brands: Hampton Inn (2 hotels); and Hilton Suites (1 hotel).

Item 3. Legal Proceedings
     At December 31, 2005, there was no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of these ordinary course of business claims are substantially covered by insurance. We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.
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

2005	High	Low
First quarter	$14.99	$12.20
Second quarter	14.75	11.78
Third quarter	16.40	14.20
Fourth quarter	17.59	13.27

2004
First quarter	$12.60	$9.92
Second quarter	12.30	9.50
Third quarter	12.35	10.50
Fourth quarter	14.97	10.92
Stockholder Information
     At March 1, 2006, FelCor had approximately 320 holders of record of its common stock and approximately 50 holders of record of its Series A preferred stock (which is convertible into common stock). It is estimated that there were approximately 8,500 beneficial owners, in the aggregate, of FelCor’s common stock and Series A preferred stock at that date. At March 1, 2006, we had approximately 30 holders of record of our common units.
     IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO FELCOR’S QUALIFICATION AS A REIT, FELCOR’S CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF COMMON STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF ITS OUTSTANDING COMMON STOCK.
Distribution Information
     In the fourth quarter of 2005, we resumed paying a common distribution, with a $0.15 per unit distribution paid on December 1, 2005. We did not declare any distributions on our common units in 2004. We have continued to pay the full accrued distributions on our outstanding preferred units.
     Our current 2006 operating plan contemplates the continued payment of common and preferred unit distributions, assuming that our announced expectations of 2006 operating performance are met. This operating plan, and our policy regarding distributions, may change, depending upon our actual results of operations, our continued ability to meet the incurrence test under our outstanding senior notes, our success in selling non-strategic hotels and other factors. We currently expect FelCor’s board of directors to consider the amount, if any, to be distributed on a quarterly basis in preferred and common distributions, based upon the actual operating results of that quarter, economic conditions and other operating trends. Accordingly, future distributions, if any, paid by us will be at the discretion of FelCor’s board of directors and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements for FelCor under the REIT provisions of the Internal Revenue Code and such other factors as FelCor’s board of directors deems relevant.
     In order to maintain FelCor’s qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (which does not include net capital gains). For the year ended December 31, 2005, our common distribution represented approximately 81% return of capital. For the year ended December 31 2004, distributions to preferred stockholders satisfied FelCor’s annual distribution requirements. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet FelCor’s REIT distribution requirements. In that event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain FelCor’s qualification as a REIT for federal income tax purposes.
Issuances of Unregistered Securities
     None.
Equity Compensation Plan Information
     The following table sets forth as of December 31, 2005, information concerning FelCor’s equity compensation plans, including the number of shares issuable and available for issuances under its plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.
FelCor’s Equity Compensation Plan Information

	Number of shares to be	Weighted average
	issued upon exercise of	exercise price of	Number of shares
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by security holders:
Stock Options	1,465,257	$23.41
Unvested Restricted Stock	753,468

Total	2,218,725		990,138

Item 6. Selected Financial Data
     The following tables set forth selected financial data for us for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 that has been derived from our audited financial statements and the notes thereto. This data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto, appearing elsewhere in this Annual Report on Form 10-K.
SELECTED FINANCIAL DATA
(in thousands, except per unit data)

	Year Ended December 31,
	2005	2004	2003	2002(1)	2001
Statement of Operations Data:(2)
Total revenues	$1,212,179	$1,115,874	$1,048,364	$1,094,002	$1,026,616
Net loss from continuing operations(3)	(277,101)	(87,350)	(157,765)	(35,051)	(63,629)

Diluted earnings per unit:
Net loss from continuing operations applicable to common unitholders	$(5.19)	$(1.98)	$(2.99)	$(1.13)	$(1.43)

Other Data:
Cash distributions declared per common unit(4)	$0.15	$—	$—	$0.60	$1.70
Funds From Operations (5)	(191,139)	(30,608)	(207,462)	(60,018)	105,492
EBITDA(5)	12,475	184,950	(532)	150,024	353,435
Cash flows provided by operating activities	111,482	33,281	52,914	106,037	144,766
Balance Sheet Data (at end of period):
Total assets	$2,919,093	$3,317,658	$3,590,893	$3,780,363	$4,079,485
Total debt, net of discount	1,675,280	1,767,122	2,037,355	1,877,134	1,938,408

(1)	Includes hotel revenue and expenses with respect to 88 hotels that were leased to IHG prior to July 1, 2001. Prior to acquisition of these leases, our revenues with respect to these 88 hotels were comprised mainly of percentage lease revenues. Accordingly, revenues, expenses and operating results for the year ended December 31, 2002, are not directly comparable to the same period in 2001.

(2)	All years prior to 2005 have been adjusted to reflect those hotels disposed of in 2005 or prior as discontinued operations.

(3)	Included in net loss from continuing operations are the following amounts (in thousands):

	Years Ended December 31,
	2005	2004	2003	2002	2001
Impairment loss	$(263,091)	$(3,494)	$(74,160)	$(3,902)	$(3,022)
Minority interest share of impairment loss	8,976	—	1,770	—	—
Charge-off of deferred debt costs	(2,659)	(6,960)	(2,834)	(3,222)	(1,270)
Loss on early extinguishment of debt	(11,921)	(44,216)	—	—	—
Abandoned projects	265	—	—	(1,663)	(837)
Asset disposition costs	—	—	—	—	(36,604)
Merger termination costs	—	—	—	—	(19,919)
Merger related financing costs	—	—	—	—	(5,486)
Gain (loss) on swap termination	—	1,005	—	—	(7,049)
Gain on sale of assets	733	1,167	284	5,861	2,935
(4)	Commencing with the fourth quarter 2005, we reinstituted a common distribution. We had declared a quarterly common distribution on our common units from our inception through 2002, but as a result of the uncertain geopolitical environment and soft business climate, together with the decline in margins resulting from continued declines in our portfolio’s average daily rate, FelCor’s board of directors suspended the payment of distributions on our common units in 2003 and 2004. We have, however, continued to pay the full accrued distributions on our outstanding preferred units.

(5)	A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Consistent with SEC guidance, FFO has not been adjusted for the following amounts included in net loss (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Impairment loss, continuing operations	$(263,091)	$(3,494)	$(74,160)	$(3,902)	$(3,022)
Impairment loss, discontinued operations	(3,660)	(34,795)	(171,349)	(153,603)	(3,978)
Minority interest share of impairment loss	8,976	—	1,770	—	—
Charge-off of deferred debt costs	(2,659)	(6,960)	(2,834)	(3,222)	(1,270)
Gain (loss) on early extinguishment of debt	(8,641)	(44,216)	1,611	—	—
Gain (loss) on swap termination	—	1,005	—	—	(7,049)
Asset disposition costs	(1,300)	(4,900)	—	—	—
Abandoned projects	(265)	—	—	(1,663)	(837)
Lease acquisition costs	—	—	—	—	(36,604)
Merger termination costs	—	—	—	—	(19,919)
Merger related financing costs	—	—	—	—	(5,486)
Issuance costs of redeemed preferred units	(6,522)	—	—	—	—
Consistent with SEC guidance, EBITDA has not been adjusted for the following amounts included in net loss (in thousands):

	Years Ended December 31,
	2005	2004	2003	2002	2001
Impairment loss, continuing operations	$(263,091)	$(3,494)	$(74,160)	$(3,902)	$(3,022)
Impairment loss, discontinued operations	(3,660)	(34,795)	(171,349)	(153,603)	(3,978)
Minority interest share of impairment loss	8,976	—	1,770	—	—
Charge-off of deferred debt costs	(2,659)	(6,960)	(2,834)	(3,222)	(1,270)
Gain (loss) on early extinguishment of debt	(8,641)	(44,216)	1,611	—	—
Gain (loss) on swap termination	—	1,005	—	—	(7,049)
Asset disposition costs	(1,300)	(4,900)	—	—	—
Abandoned projects	(265)	—	—	(1,663)	(837)
Gain on sale of depreciable assets	12,124	19,422	2,668	5,861	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     We completed 2005 with a 10.8% increase in our hotel revenue per available room, or RevPAR, compared to 2004. This was the second year of RevPAR increases following an unprecedented consecutive three year decline in RevPAR that we had experienced prior to 2004. The fundamentals of the lodging industry appear to be strong, as evidenced by the national trend of increased RevPAR and increases in average daily room rates, or ADR, which represent a major portion of the increase in RevPAR. The increase in ADR also resulted in a 116 basis point increase in Hotel earnings before interest, taxes, depreciation and amortization, or EBITDA, margin at our hotels.
     During 2005, we reduced our debt outstanding by $92 million with the proceeds of asset sales, extinguishment of debt through the transfer of hotels to their non-recourse mortgage holder and the use of cash on hand. Through the issuance of $169 million of new 8% Series C redeemable preferred units, we also retired all $169 million of our 9% Series B redeemable preferred units.
     Of the 26 hotels previously identified for sale at December 31, 2004, we sold 11 during 2005 for gross sale proceeds of $79 million and surrendered eight limited service hotels, owned by a consolidated joint venture, to their non-recourse mortgage holder for extinguishment of $49 million in debt.
     Under the management agreements entered into with InterContinental Hotels Group, or IHG, in 2001 and amended in 2004, we were obligated to reinvest the net proceeds from the sale of IHG-managed hotels in other IHG-managed hotels or pay substantial liquidated damages to IHG. This potential exposure to liquidated damages made it impractical to sell IHG-managed hotels. In January 2006, we executed an agreement modifying our management agreements covering our hotels managed by IHG. This agreement eliminated any potential liquidated damages and reinvestment requirement with respect to hotels previously sold, IHG-managed hotels now identified for sale and one Crowne Plaza hotel to be converted to another brand. We are now able to sell hotels that we have determined to be non-strategic, which include all of our Holiday Inn hotels in secondary and tertiary markets and hotels in markets where we have an excess concentration of hotels, such as Texas and Atlanta, Georgia. As a result of our decision to seek to sell certain hotels, we determined that it was more likely than not that they would be sold significantly before the end of their previously estimated useful life, triggering an impairment charge of $263 million, which was recorded as of December 31, 2005 with respect to 25 IHG-managed hotels, three hotels not managed by IHG and two IHG-managed hotels that we had previously designated as non-strategic. At December 31, 2005, we had 35 hotels designated as non-strategic, substantially all of which we intend to sell in 2006 and 2007. Eight of these hotels were sold in January 2006.
Financial Comparison (in thousands, except RevPAR, Hotel EBITDA margin and percentage change)

	Years Ended December 31,
			% Change		% Change
	2005	2004	2005-2004	2003	2004-2003
RevPAR	$74.29	$67.03	10.8%	$63.81	5.0%
Hotel EBITDA(1)	305,380	268,079	13.9%	248,725	7.8%
Hotel EBITDA margin(1)	25.2%	24.1%	4.6%	23.7%	1.7%
Net loss from continuing operations(2)	(277,101)	(87,350)	217.2%	(157,765)	(44.6)%
Funds From Operations (“FFO”)(1) (3)	(191,139)	(30,608)	524.5%	(207,462)	(85.2)%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1) (4)	12,475	184,950	(93.3)%	(532)	(348.7)%
(1)	Included in the Financial Comparison are non-GAAP financial measures, including Hotel EBITDA, Hotel EBITDA margin, FFO and EBITDA. Further discussion and a detailed reconciliation of these non-GAAP financial measures to our financial statements are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in net loss from continuing operations are the following amounts (in thousands):

	Years Ended December 31,
	2005	2004	2003
Impairment loss	$(263,091)	$(3,494)	$(74,160)
Minority interest share of impairment loss	8,976	—	1,770
Loss on early extinguishment of debt	(11,921)	(44,216)	—
Charge-off of deferred debt costs	(2,659)	(6,960)	(2,834)
Abandoned projects	265	—	—
Gain on swap termination	—	1,005	—
Gain on sale of assets	733	1,167	284
(3)	Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net loss (in thousands, except per unit amounts).

	2005		2004		2003
		Per Unit		Per Unit		Per Unit
	Dollars	Amount	Dollars	Amount	Dollars	Amount
Impairment loss, continuing operations	$(263,091)	$(4.23)	$(3,494)	$(0.06)	$(74,160)	$(1.20)
Impairment loss, discontinued operations	(3,660)	(0.06)	(34,795)	(0.56)	(171,349)	(2.77)
Minority interest share of impairment loss	8,976	0.14	—	—	1,770	0.03
Charge-off of deferred debt costs	(2,659)	(0.04)	(6,960)	(0.10)	(2,834)	(0.05)
Gain (loss) on early extinguishment of debt	(8,641)	(0.14)	(44,216)	(0.71)	1,611	0.03
Asset disposition costs	(1,300)	(0.02)	(4,900)	(0.08)	—	—
Abandoned projects	(265)	—	—	—	—	—
Gain on swap termination	—	—	1,005	0.02	—	—
(4)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net loss (in thousands).

	Years Ended December 31,
	2005	2004	2003
Impairment loss, continuing operations	$(263,091)	$(3,494)	$(74,160)
Impairment loss, discontinued operations	(3,660)	(34,795)	(171,349)
Minority interest share of impairment loss	8,976	—	1,770
Charge off of deferred debt costs	(2,659)	(6,960)	(2,834)
Gain (loss) on early extinguishment of debt	(8,641)	(44,216)	1,611
Gain on swap termination	—	1,005	—
Asset disposition costs	(1,300)	(4,900)	—
Abandoned projects	(265)	—	—
Gain on sale of assets	12,124	19,422	2,668
RevPAR and Hotel Operating Margin
     In 2005, we had our second consecutive year-over-year increase in RevPAR. For the year, our RevPAR increased 10.8% from $67.03 to $74.27. The increase in RevPAR consisted of a 4.4% increase in occupancy to 69.3% and a 6.2% increase in ADR. We attribute the increase in RevPAR largely to a nationwide lodging industry recovery and improvements from some major capital projects completed in 2004 and 2005. In 2005, a significant portion of the improvement in RevPAR came from an increase in ADR. We expect this trend of increasing RevPAR to continue in 2006 and further believe that improvements in ADR will continue to be a significant portion of the growth in RevPAR. This is significant to the lodging industry, because increases in room rate generally result in increases in Hotel EBITDA margins. We have seen a firming of Hotel EBITDA margin at our hotels, which improved from 24.1% in 2004 to 25.2% in 2005, and we expect to see further improvements in 2006 as ADR continues to be a significant factor in RevPAR improvement. We are focused on working with our brand managers to control the expense creep that generally occurs during the early years of a lodging industry recovery, to continue to improve our Hotel EBITDA margins.

Sale of Non-Strategic Hotels
     Under the management agreements entered into with IHG in 2001 and amended in 2004, we were obligated to reinvest the net proceeds from the sale of IHG-managed hotels in other IHG-managed hotels or pay substantial liquidated damages to IHG. This potential exposure to liquidated damages made it impractical to sell IHG-managed hotels. In January 2006, we executed an agreement modifying our management agreements covering our hotels managed by IHG. This agreement eliminates any potential liquidated damages or reinvestment requirement with respect to hotels previously sold, IHG-managed hotels now identified for sale and one Crowne Plaza hotel to be converted to another brand. We can now seek to sell hotels that we have deemed non-strategic, which include all of our Holiday Inn hotels in secondary and tertiary markets and hotels in markets where we have an excess concentration of hotels, such as Texas and Atlanta, Georgia.
     We began negotiating the amendment to our IHG management agreements in 2005. In October 2005, our Audit Committee conditionally approved an impairment charge on certain hotels, if and only if a definitive agreement with IHG was reached. We provided an update on the negotiations with IHG to our Executive Committee of the Board of Directors in December 2005, and at that time concluded that if a definitive agreement could be finalized, a material impairment charge would be necessary. We finalized the definitive agreement with IHG in January 2006, which enables us to sell certain IHG-managed hotels without liquidated damages or reinvestment requirements and removed the liquidated damage and reinvestment requirement for hotels already sold. As a result of the agreement, we determined that it was more likely than not that certain hotels would be sold significantly before the end of their previously estimated useful life, triggering an impairment charge of $263 million, which was recorded as of December 31, 2005 with respect to 25 IHG-managed hotels, three hotels not managed by IHG and two IHG-managed hotels that we had previously designated as non-strategic.
     In connection with this agreement with IHG, seven hotels were sold to Hospitality Properties Trust, or HPT, in January 2006, for $160 million. These hotels, which will continue to be managed by IHG, consisted of five Crowne Plaza hotels, one Holiday Inn hotel and one Staybridge Suites hotel. Six of these hotels are located in markets where we had an excess concentration of hotels.
     When testing for recoverability we generally use historical and projected cash flows over the expected hold period. When determining fair value for purposes of determining impairment we use a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets in specific markets. The estimated cash flows used to test for recoverability are undiscounted while the cash flows used for determining fair values are discounted using a reasonable capitalization rate, or as earlier noted based on the local market conditions using recent sales of similar assets.
     At December 31, 2005, we had 35 hotels designated as non-strategic, substantially all of which we intend to sell in 2006 and 2007. Eight of these hotels were sold in January 2006. These hotels are located primarily in secondary and tertiary markets, and include hotels in Texas and Atlanta, Georgia, where we had an excess concentration of hotels. Our repositioning strategy includes:
•	The sale of seven hotels previously identified as non-strategic, including five IHG-managed hotels, one of which was sold in January 2006.

•	The sale of 25 additional IHG-managed hotels, including the seven hotels sold to HPT in January 2006.

•	The sale of three additional hotels not managed by IHG.

•	Total proceeds from hotel sales are expected to be between $485 and $535 million representing an EBITDA multiple of between 12 and 13 times 2005 Hotel EBITDA.

•	The Crowne Plaza in San Francisco at Union Square will be converted to another brand by the end of 2006.
     Although the 35 non-strategic hotels represent 29% of our rooms at December 31, 2005, they only represent 14% of our Hotel EBITDA. The hotels to be sold have significantly lower RevPAR and Hotel EBITDA margins than our 90 core hotels. Following the sale of the 35 non-strategic hotels, we will have significantly lower exposure to markets with low barriers to entry, such as Atlanta, Dallas, Houston and Omaha, and will be more geographically diverse with no market contributing more than 6% of EBITDA.

Refined Investment Strategy
     The completion of the agreement with IHG enables us to sell our non-strategic hotels and use the proceeds to reduce debt and invest in high return-on investment capital projects at our remaining core hotels. We currently plan on spending between $175 million and $200 million on hotel capital improvements in 2006. As we focus on improving our core portfolio through renovations and repositionings, we believe our portfolio will be positioned to have above average growth. Any future acquisition efforts will be focused on higher quality hotels in markets with significant barriers to entry, such as central business districts and resort locations. Hotel brand and market segment will be secondary concerns when we are considering investment opportunities.
Results of Operations
Comparison of the Years Ended December 31, 2005 and 2004
     For the year ended December 31, 2005, we recorded a loss applicable to common unitholders of $311 million, compared to a loss of $142 million in 2004. We had a loss from continuing operations of $277 million compared to a prior year loss of $87 million. Contributing to 2005 loss from continuing operations were impairment charges of $263 million, $15 million related to the early retirement of debt and $6 million in losses from hurricanes.
     Total revenue from continuing operations increased $96 million, or 8.7%, compared to the prior year. The increase in revenue is principally attributed to a 10.8% increase in RevPAR compared to 2004. The increase in RevPAR came from increases in both ADR and occupancy and represents increases in all of our top markets. The lodging industry nationwide continues to experience increased demand, but there have been only limited increases in room supply leading to strong improvements in RevPAR in most markets.
     In 2005, 57% of our increased RevPAR was attributed to increases in ADR. Increased ADR typically improves Hotel EBITDA margin because the hotels are receiving more revenue for each guest. For 2005, our Hotel EBITDA margin improved 116 basis points over 2004.
     Total operating expenses increased by $75 million but decreased as a percentage of total revenue from 91.4% to 90.3%. Hotel departmental expenses, which consist of rooms expense, food and beverage expense, and other operating departments, increased $19 million compared to 2004, but decreased as a percentage of total revenue from 35.9% to 34.6%. These costs are directly related to the number of hotel guests and should improve as a percentage of total revenue as rates increase.
     Other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance, utilities expense, and other costs, increased $29 million compared to 2004, and increased as a percentage of total revenue from 29.0% to 29.1%. The slight increase as a percentage of total revenue was entirely related to increased utility expenses, and other costs remained constant or decreased as a percent of total revenue.
     Management and franchise fees increased $4 million compared to 2004 and remained essentially the same as a percentage of total revenue.
     Taxes, insurance and lease expense increased $13 million and increased as a percentage of total revenue from 9.8% to 10.1%. The increase as a percentage of total revenue was from property tax expense, percentage lease expense and general liability insurance. Property tax expenses increased in 2005 largely because of credits for prior year tax appeals that were recorded in 2004. Percentage lease expense is computed as a percentage of hotel revenues in excess of a base rent. Therefore, as revenues increase, percentage rent expense increases at a faster rate. General liability insurance reflects the nationwide trend of increases in rates.
     Corporate expenses increased by $2 million compared to 2004 and remained essentially flat as a percentage of total revenue.
     Depreciation expense increased by $7 million compared to 2004. The increase in depreciation expense reflects the large capital expenditures spent in 2004 and 2005.

     Net interest expense decreased by $15 million in 2005 compared to 2004. The principal reason for the reduction in interest expense is attributed to reduction in average debt outstanding during 2005. Our average outstanding debt decreased by $178 million in 2005 compared to 2004. During 2004 we retired $775 million of senior notes and issued $524 million of senior notes and mortgage debt. In 2005, we further reduced our outstanding debt by $92 million.
     In 2005, we recorded impairment charges, under the provisions of SFAS 144, of $266.8 million, $263.1 million of which was included in continuing operations at December 31, 2005 and the remainder was included in discontinued operations. The 2005 charges primarily related to our decision to designate as non-strategic and sell an additional 28 hotels, in connection with the negotiation of the amendment to our IHG management agreements. We also recorded impairment charges with respect to 11 hotels previously designated as non-strategic principally because of revised estimates of fair value.
     In 2005, we incurred hurricane losses of $6 million compared to hurricane losses of $2 million incurred in 2004. The hurricane losses for both years represent our insurance deductibles and our best estimates of direct expenses related to these losses. In addition, associated with the 2005 hurricane losses, we anticipate approximately $5 million of business interruption proceeds to be collected and recorded to income in 2006.
     During 2005, we incurred expenses of $15 million related to the early retirement of debt compared to $50 million in 2004. The early extinguishment of debt charges in 2005 related principally to secured debt that was retired on hotels that we have designated as non-strategic. The 2004 early retirement related principally to the early retirement of senior notes paying 10% interest.
     Equity in income from unconsolidated entities was $10 million in 2005 compared to $17 million in 2004. Included in 2004 was an $11 million gain related to the sale of a residential condominium development in Myrtle Beach, South Carolina. Net income from unconsolidated ventures owning hotels increased in 2005 principally related to improvements in RevPAR.
     Minority interest increased by $10 million in 2005 compared to 2004, principally resulting from our minority holders’ interest in the impairment loss in 2005.
     Discontinued operations provided net income of $12 million in 2005 compared to a loss of $19 million in 2004. Included in the 2004 loss in discontinued operations is a $35 million impairment loss. Included in discontinued operations are the results of operations of the 19 hotels disposed in 2005.
     Preferred distributions increased by $4 million in 2005 compared to 2004. The principal reasons for this increase are attributed to the issuance of $160 million of Series A preferred units in 2004 and the first full year of distributions in 2005.
     In accordance with the Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” we have subtracted $7 million of the issuance costs of our redeemed Series B preferred units from net income to determine net loss applicable to common unitholders for the calculation of net loss per unit.
Comparison of the Years Ended December 31, 2004 and 2003
     For the year ended December 31, 2004, we recorded a loss applicable to common unitholders of $142 million, compared to a loss in 2003 of $355 million. During 2004, our hotel operating revenue from continuing operations increased by $66 million, reflecting the 5% increase in RevPAR for the year. This RevPAR improvement came on the heels of an unprecedented three year decline in our RevPAR, which has resulted in hotel revenues remaining well below historical levels. Also contributing to the current year loss were: $50 million of net costs associated with the early retirement of $775 million in senior notes; $38 million of impairment charges on our hotels; a $5 million charge associated with the early termination of a hotel lease; $2 million of hurricane losses sustained in the third quarter at 13 of our hotels; and a gain of $12 million from the development and sale of the 251-unit Margate condominium tower at the Kingston Plantation in Myrtle Beach, South Carolina.

     Our revenues from continuing operations for 2004 were $1.1 billion, which reflected a 6% increase, over 2003. The increase in revenues principally resulted from the 5% increase in hotel RevPAR. Our hotel portfolio occupancy increased by 3.1% over the prior year and its ADR increased by 1.7%. We attribute the increase in RevPAR to the general firming of the U.S. economy resulting in increased business travel, from which we derive a significant portion of out hotel business. Business travelers generally pay a higher room rate than other types of hotel guests and, as business travel increases, we are able to accept smaller amounts of lower room rate business.
     Also contributing to the increase in revenues for 2004 was the acquisition in March 2004 of the Holiday Inn in Santa Monica, California, which contributed $5.4 million of our consolidated revenues in 2004.
     The Hotel EBITDA margin of our hotels included in continuing operations at December 31, 2004, was 24.1% compared to 23.7% in 2003. The slight increase in Hotel EBITDA margin is attributed primarily to decreases in property tax and insurance expenses, which were largely offset by increased labor related costs. Property tax expense decreased in 2004, compared to 2003, largely from reductions in assessed values and resolution of prior years’ property tax appeals. The reduction in insurance expense, compared to the prior year, reflects the softening in the property insurance markets and reductions in general liability losses.
     Our interest expense included in continuing operations decreased by 10%, to $148 million, as compared to 2003. The reduction in interest expense is related to a $270 million reduction in outstanding debt and a reduction in our weighted average interest rate by 23 basis points, compared to 2003. The change in debt outstanding and the reduction in average interest rate resulted principally from the following capital transactions:
•	We completed the early retirement of $775 million in senior notes:
•	$600 million of senior notes maturing in 2008 that bore interest at 10%; and

•	$175 million of senior notes maturing in October 2004;
•	We issued $290 million of floating rate senior notes;

•	We issued $234 million in mortgage debt; and

•	We issued $160 million of convertible preferred units.
     In 2004, we recorded impairment charges, under the provisions of SFAS 144, of $38 million, $4 million of which is included in continuing operations and the remainder is included in discontinued operations. The 2004 charges related to 17 hotels. With respect to one hotel, we entered into an option in the third quarter 2004 that would permit the option holder to purchase the hotel for substantially less than its carrying value. The remaining hotels either had revised estimates of fair value or reduced estimated holding periods.
     During 2004, we completed the early retirement of $775 million of senior notes. Associated with this early retirement, we recorded a charge-off of deferred financing costs of $7 million, a loss on early retirement of debt (representing the premium paid at retirement) of $44 million, and we had a gain of $1 million related to the termination of an interest rate swap on a portion of these notes.
     Equity in income from unconsolidated entities increased $15 million compared to 2003. The principal component of this increase was our portion of the gain on the development and sale of the Margate condominium tower at the Kingston Plantation in Myrtle Beach, South Carolina, by an unconsolidated entity in which we owned a 50% interest.
     Included in the loss from discontinued operations are the results of operations of the 19 hotels disposed in 2005 and the 18 hotels disposed in 2004.
Non-GAAP Financial Measures
     We refer in this annual report on Form 10-K to certain “non-GAAP financial measures.” These measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles, or GAAP. The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

     The following tables detail our computation of FFO (in thousands, except for per unit data):
Reconciliation of Net Loss to FFO
(in thousands, except per unit data)

	Year Ended December 31,
	2005			2004			2003
			Per Unit			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount	Dollars	Units	Amount
Net loss	$(265,292)			$(106,808)			$(327,921)
Issuance costs of redeemed preferred units	(6,522)			—			—
Preferred distributions	(39,408)			(35,130)			(26,908)

Net loss applicable to common unitholders	(311,222)	62,214	$(5.00)	(114,938)	61,984	$(2.29)	(354,829)	61,845	$(5.74)
Depreciation from continuing operations	119,323		1.92	111,836		1.80	116,710		1.89
Depreciation from unconsolidated entities and discontinued operations	12,884		0.21	18,916		0.31	33,325		0.54
Gain on sale of assets	(12,124)		(0.20)	(19,422)	—	(0.31)	(2,668)	—	(0.04)

FFO	$(191,139)	62,214	$(3.07)	$(30,608)	61,984	$(0.49)	$(207,462)	61,845	$(3.35)

	Year Ended December 31,
	2002			2001
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net loss	$(192,298)			$(50,144)
Preferred distributions	(26,292)			(24,600)

Net loss applicable to common unitholders	(218,590)	61,737	$(3.54)	(74,744)	61,635	$(1.21)
Depreciation from continuing operations	123,758		2.00	131,232		2.22
Depreciation from unconsolidated entities and discontinued operations	40,675		0.66	37,342		0.51
Gain on sale of assets	(5,861)		(0.09)	—		—
Preferred distributions	—		—	11,662	4,636	0.06
FelCor stock options and unvested restricted shares	—	—	—	—	404	—

FFO	$(60,018)	61,737	$(0.97)	$105,492	66,675	$1.58

     Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income (loss) (in thousands, except for per unit amounts):

	Year Ended December 31,
	2005		2004		2003		2002		2001
		Per		Per		Per		Per		Per
		Unit		Unit		Unit		Unit		Unit
	Dollars	Amount	Dollars	Amount	Dollars	Amount	Dollars	Amount	Dollars	Amount
Impairment loss, continuing operations	$(263,091)	$(4.23)	$(3,494)	$(0.06)	$(74,160)	$(1.20)	$(3,902)	$(0.06)	$(3,022)	$(0.05)
Impairment loss, discontinued operations	(3,660)	(0.06)	(34,795)	(0.56)	(171,349)	(2.77)	(153,603)	(2.49)	(3,978)	(0.06)
Minority interest share of impairment loss	8,976	0.14	—	—	1,770	0.03	—	—	—	—
Charge-off of deferred debt costs	(2,659)	(0.04)	(6,960)	(0.10)	(2,834)	(0.05)	(3,222)	(0.05)	(1,270)	(0.02)
Gain (loss) on early extinguishment of debt	(8,641)	(0.14)	(44,216)	(0.71)	1,611	0.03	—	—	—	—
Gain from swap termination	—	—	1,005	0.02	—	—	—	—	(7,049)	(0.11)
Abandoned projects	(265)	—	—	—	—	—	(1,663)	(0.03)	(837)	(0.01)
Asset disposition costs	(1,300)	(0.02)	(4,900)	(0.08)	—	—	—	—	(36,604)	(0.55)
Merger termination costs	—	—	—	—	—	—	—	—	(19,919)	(0.30)
Merger related financing costs	—	—	—	—	—	—	—	—	(5,486)	(0.08)
Issuance costs of redeemed preferred units	(6,522)	(0.10)	—	—	—	—	—	—	—	—
     The following table details our computation of EBITDA (in thousands):
Reconciliation of Net Loss to EBITDA
(in thousands)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net loss	$(265,292)	$(106,808)	$(327,921)	$(192,298)	$(50,144)
Depreciation from continuing operations	119,323	111,836	116,710	123,758	131,232
Depreciation from unconsolidated entities and discontinued operations	12,884	18,916	33,325	40,675	37,342
Merger termination costs	—	—	—	—	19,919
Merger financing costs	—	—	—	—	5,486
Lease acquisition costs	—	—	—	—	36,604
Interest expense	135,054	148,430	165,064	164,368	159,221
Interest expense from unconsolidated entities and discontinued operations	7,602	9,631	10,080	11,433	11,682
Amortization expense	2,904	2,945	2,210	2,088	2,093

EBITDA	$12,475	$184,950	$(532)	$150,024	$353,435

     Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net loss (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Impairment loss, continuing operations	$(263,091)	$(3,494)	$(74,160)	$(3,902)	$(3,022)
Impairment loss, discontinued operations	(3,660)	(34,795)	(171,349)	(153,603)	(3,978)
Minority interest share of impairment loss	8,976	—	1,770	—	—
Charge-off of deferred debt costs	(2,659)	(6,960)	(2,834)	(3,222)	(1,270)
Gain (loss) on early extinguishment of debt	(8,641)	(44,216)	1,611	—	—
Gain (loss) from swap termination	—	1,005	—	—	(7,049)
Asset disposition costs	(1,300)	(4,900)	—	—	—
Abandoned projects	(265)	—	—	(1,663)	(837)
Gain on sale of assets	12,124	19,422	2,668	5,861	—
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Continuing Operations
Total revenue	$1,212,179	$1,115,874	$1,048,364
Retail space rental and other revenue	(2,049)	(2,721)	(1,022)

Hotel revenue	1,210,130	1,113,153	1,047,342
Hotel operating expenses	(904,750)	(845,074)	(798,617)

Hotel EBITDA	$305,380	$268,079	$248,725

Hotel EBITDA margin(1)	25.2%	24.1%	23.7%
(1) Hotel EBITDA as a percentage of hotel revenue.

Hotel Operating Expense Composition
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Continuing Operations
Hotel departmental expenses:
Room	$253,563	$238,807	$219,399
Food and beverage	135,558	132,561	123,736
Other operating departments	30,356	29,028	24,311
Other property related costs:
Administrative and general	115,394	106,780	99,876
Marketing and advertising	103,807	96,465	90,881
Repairs and maintenance	67,359	62,494	59,384
Energy	66,510	57,848	53,470
Taxes, insurance and lease expense	70,855	63,786	72,215

Total other property related costs	843,402	787,769	743,272
Management and franchise fees	61,348	57,305	55,345

Hotel operating expenses	$904,750	$845,074	$798,617

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$1,094,694	$1,019,469	$970,174
Unconsolidated taxes, insurance and lease expense	5,673	5,737	6,846
Consolidated hotel lease expense	(57,004)	(51,261)	(47,460)
Abandoned projects	(265)	—	—
Corporate expenses	(19,025)	(17,035)	(14,233)
Depreciation	(119,323)	(111,836)	(116,710)

Hotel operating expenses	$904,750	$845,074	$798,617

Reconciliation of Net Loss to Hotel EBITDA
(in thousands)

	Year Ended December 31,
	Actual	Actual	Actual
	2005	2004	2003
Net loss	$(251,615)	$(100,127)	$(310,144)
Discontinued operations	(11,291)	18,593	161,818
Equity in income from unconsolidated entities	(10,169)	(17,121)	(2,370)
Minority interests	(23,813)	(5,229)	(10,632)
Consolidated hotel lease expense	57,004	51,261	47,460
Unconsolidated taxes, insurance and lease expense	(5,673)	(5,737)	(6,846)
Interest expense, net	130,954	145,666	162,808
Impairment loss	263,091	3,494	74,160
Hurricane loss	6,481	2,125	—
Loss on early extinguishment of debt	11,921	44,216	—
Charge-off of deferred financing costs	2,659	6,960	2,834
Gain on swap termination	—	(1,005)	—
Corporate expenses	19,025	17,035	14,233
Depreciation	119,323	111,836	116,710
Retail space rental and other revenue	(2,049)	(2,721)	(1,022)
Abandoned projects	265	—	—
Gain on sale of assets	(733)	(1,167)	(284)

Hotel EBITDA	$305,380	$268,079	$248,725

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Year Ended December 31,
	Actual	Actual	Actual
	2005	2004	2003
Ratio of operating income to total revenues	9.7%	8.6%	7.5%
Retail space rental and other revenue	(0.2)	(0.2)	(0.1)
Unconsolidated taxes, insurance and lease expense	(0.4)	(0.5)	(0.7)
Consolidated lease expense	4.7	4.6	4.5
Corporate expenses	1.6	1.5	1.4
Depreciation	9.8	10.1	11.1

Hotel EBITDA margin	25.2%	24.1%	23.7%

     Substantially all of our non-current assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company’s operations. These supplemental measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, are not measures of operating performance under GAAP. However, we and FelCor consider these non-GAAP measures to be supplemental measures of a REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of FelCor’s and our operating performance.
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
Hotel EBITDA and Hotel EBITDA Margin
     Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin is useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin by eliminating corporate-level expenses, depreciation and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management in running our business on a property-level basis. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets, and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets. To enhance the comparability of our hotel-level operating results with other hotel REITs and hotel owners, we are now disclosing Hotel EBITDA and Hotel EBITDA margin rather than the hotel operating profit and hotel operating margin previously disclosed. The purpose of the change is to remove any distortion created by unconsolidated entities and to reflect hotel-level operations as if they were fully consolidated. To reflect this, we eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by minority interest expense and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our hotels.
Use and Limitations of Non-GAAP Measures
     FelCor’s management and Board of Directors use FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin to evaluate the performance of our hotels and to facilitate comparisons between us and lodging REITs, hotel owners who are not REITs and other capital intensive companies. We use Hotel EBITDA and Hotel EBITDA margin in evaluating hotel-level performance and the operating efficiency of our hotel managers.
     The use of these non-GAAP financial measures has certain limitations. FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, as presented by us, may not be comparable to FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin as calculated by other real estate companies. These measures do not reflect certain expenses that we incurred and will incur, such as depreciation, interest and capital expenditures. FelCor’s management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.
     These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. Neither should FFO, FFO per unit or EBITDA be considered as measures of our liquidity or indicative of funds available for our cash needs, including our ability to make cash distributions or service our debt. FFO per unit does not measure, and should not be used as a measure of, amounts that accrue directly to the benefit of unitholders. FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. Management strongly encourages investors to review our financial information in its entirety and not to rely on a single financial measure.
Liquidity and Capital Resources
     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from the results of operations of our hotels. For the year ended December 31, 2005, net cash flow provided by operating activities, consisting primarily of hotel operations, was $111 million. At December 31, 2005, we had cash on hand of $95 million. Included in cash on hand was $31 million held under our hotel management agreements to meet our hotel minimum working capital requirements.
     We currently expect that our cash flow provided by operating activities for 2006 will be approximately $160 million to $167 million. These cash flow forecasts assume a RevPAR increase of 7% to 9%, and Hotel EBITDA margin increases of at least 100 basis points. Our current operating plan contemplates that we will make preferred distribution payments of $39 million, capital expenditures of approximately $175 to $200 million, $15 million in normal recurring principal payments, and that we will defer a debt maturity of $117 million (which we currently anticipate extending in accordance with its terms), leaving a cash flow shortfall of approximately $62 million to $94 million. We expect the cash necessary to fund this cash flow shortfall and distributions, if any, on our common units, will come from our cash balances or the proceeds from the sale of hotels. We anticipate that FelCor’s board of directors will determine the amount of preferred and common distributions, if any, for each quarterly period, based upon the actual operating results of that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

     During 2005, our hotels in New Orleans and surrounding markets, such as Atlanta, Georgia; Baton Rouge, Louisiana; Houston, San Antonio, and Dallas, Texas, benefited from the increase in demand for hotel rooms, resulting from the displacement of New Orleans residents, and from the influx of relief and construction workers. We believe that the increased demand in most of these markets will continue into 2006, but we are unable to predict how long.
     We expect cash flow from operations to be sufficient to cover the payment of a distribution on our common units, our full preferred unit distributions as well as the funding of maintenance capital expenditures of five percent of annual hotel revenues for the foreseeable future.
     Events, including the threat of additional terrorist attacks, U.S. military involvement in the Middle East and the bankruptcy of several major corporations, had an adverse impact on the capital markets in prior years. Similar events, such as new terrorist attacks or additional bankruptcies, could further adversely affect the availability and cost of capital for our business. In addition, any slowdown of the overall economy and of the lodging industry could adversely affect our operating cash flow and the availability and cost of capital for our business.
     As a consequence of the recent economic recovery, its impact on the travel and lodging industries, and our lower secured debt levels, Standard & Poor’s raised their ratings on our senior unsecured debt in 2006, from B- to B. Should Standard & Poor’s or Moody’s increase their ratings on our senior unsecured debt to BB- or Ba3, respectively, our interest rates on $300 million of our senior unsecured debt will drop by 50 basis points, reducing our interest expense by $1.5 million annually.
     We are subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, utilities, insurance, and other operating expenses that can fluctuate disproportionately to revenues. These operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations. The recent economic slowdown that began in 2001, led to a sharp drop in occupancy and ADR resulting in declines in RevPAR and in the erosion in our Hotel EBITDA margins through 2003. Our Hotel EBITDA margins from continuing operations increased to 25.2% in 2005. However, if our hotel RevPAR and/or operating margins worsen, they could have a material adverse effect on our operations, earnings and cash flow.
     In the fourth quarter of 2005, we retired $258 million of secured debt related to 25 hotels and entered into a $225 million unsecured term loan. In connection with the early retirement of $258 million of secured debt, we recorded $15 million expense in the fourth quarter of 2005. The $225 million term loan was subsequently retired in January 2006 with proceeds from hotel sales, cash on hand and $45 million drawn on our $125 million line of credit established in January 2006. Associated with the early retirement of the $225 million term loan in January 2006, we will record $1 million write-off of loan costs in the first quarter of 2006.
     Our line of credit established in January 2006, has certain restrictive covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and a maximum payout ratio. In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred units, unit repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to make investments in condominium developments; limitations on our ability to change the nature of our business and limitations on our ability to modify certain instruments, to create liens, to enter into transactions with affiliates and limitations on our ability to enter into joint ventures. At the date of this filing, we were in compliance with all of these covenants.
     If operating results fall significantly below our current expectations, as outlined in our current guidance, we may not be able to satisfy the financial covenant requirements in our current line of credit and we may be unable to borrow under it.

     During 2005, FelCor issued 6.8 million depositary shares representing its 8% Series C Preferred Stock, with gross proceeds of $169 million. FelCor contributed the proceeds to us in exchange for a like number of Series C preferred units. We used the proceeds to redeem all of our outstanding Series B preferred units and FelCor used the proceeds to redeem all of the shares outstanding of its 9% Series B Preferred Stock. As a result of this redemption, we recorded a reduction in net income applicable to our common unitholders of $7 million for the original issuance cost of the Series B preferred units which were redeemed.
     In 2005, eight limited service hotels owned by a consolidated joint venture were surrendered to their non-recourse mortgage holders in exchange for extinguishment of approximately $49 million of debt.
     In 2005, we started construction on the 184 unit Royale Palms condominium development in Myrtle Beach, South Carolina. This project is more than 90% pre-sold and is expected to be completed in the summer of 2007. In conjunction with this development, we entered into a $70 million recourse construction loan facility. At December 31, 2005, we had spent $13 million on this project and had drawn $9 million on the construction loan. The interest on this construction facility is currently based on LIBOR plus 225 basis points and may be reduced to LIBOR plus 200 basis points when the project is 55% complete upon satisfaction of certain other requirements.
     At December 31, 2005, we had aggregate mortgage indebtedness of $738 million that was secured by 46 of our consolidated hotels with an aggregate book value of $1.2 billion and our Royale Palms condominium development. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse provisions. Loans secured by 10 hotels provide for lock-box arrangements.
     With respect to loans secured by 10 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a similar lock-box arrangement if a specified debt service coverage ratio was not met. The mortgage loans secured by eight of these 10 hotels also provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Eight of these 10 hotels, which accounted for 6% of our total revenues in 2005, are currently below the applicable debt service coverage ratio and are subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.
     Most of our mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment penalties, yield maintenance or defeasance obligations.
     The breach of any of the covenants and limitations under our line of credit could result in the acceleration of amounts outstanding. Our failure to satisfy any accelerated indebtedness, if in the amount of $10 million or more, could result in the acceleration of most of our other unsecured recourse indebtedness. We may not be able to refinance or repay our debt in full under those circumstances
     Our other borrowings contain affirmative and negative covenants that are generally equal to or less restrictive than our line of credit.
     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required to meet FelCor’s REIT qualification test; repurchase partnership units; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for actual cash distributions by unconsolidated entities, gains or losses from asset sales, distributions on preferred units and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. Although our current debt-to-EDITDA ratio is below 4.85 to 1, a decline in our EBITDA, as a result of asset sales or adverse economic developments, or an increase in our debt, could make us subject to this limitation.
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
     We currently anticipate that we will meet our financial covenant and incurrence tests under the RevPAR guidance provided by FelCor at its fourth quarter earnings conference call on February 7, 2006. For the first quarter of 2006, we currently anticipate that our portfolio RevPAR will be 10% to 12% above the comparable period of the prior year. The RevPAR increase in 2006, compared to the same periods in 2005, was approximately 18% for January 2006 and 13% for February 2006. We currently anticipate that full year 2006 hotel portfolio RevPAR will increase approximately 7% to 9%. For 2006, we expect to make capital expenditures of approximately $175 to $200 million. We estimate that our income for 2006 will be in the range of $22 to $29 million. FFO for the year 2006 is anticipated to be within the range of $113 to $120 million, and EBITDA is expected to be within the range of $282 to $289 million. No asset sales, except for the eight hotels sold in January, or capital transactions are assumed in the preparation of our guidance.
Reconciliation of Estimated Net Income to Estimated FFO and EBITDA
(in millions, except per unit data)

	Full Year 2006 Guidance
	Low Guidance		High Guidance
		Per Unit		Per Unit
	Dollars	Amount(a)	Dollars	Amount (a)
Net income(b)	$22		$29
Preferred distributions	(39)		(39)

Net loss applicable to common unitholders(b)	(17)	$(0.26)	(10)	$(0.16)
Depreciation	130		130

FFO	$113	$1.82	$120	$1.93

Net income(b)	$22		$29
Depreciation	130		130
Interest expense	126		126
Amortization expense	4		4

EBITDA	$282		$289

(a)	Weighted average units are 62.2 million.

(b)	Excludes gains or losses from asset sales and debt extinguishment.

     The following table details our debt outstanding at December 31, 2005 and 2004 (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	December 31,
	Hotels	December 31, 2005		Date	2005	2004
Promissory note	none	6.31	(a)	June 2016	$650	$650
Senior unsecured term notes	none	7.63		Oct. 2007	123,358	122,426
Senior unsecured term notes	none	9.00		June 2011	298,660	298,409
Term loan(b)	none	5.81		Oct. 2006	225,000	—
Senior unsecured term notes	none	8.48	(c)	June 2011	290,000	290,000

Total unsecured debt(d)		7.89			937,668	711,485

Mortgage debt	9 hotels	6.52		July 2009-2014	104,282	192,363
Mortgage debt	8 hotels	6.63	(e)	May 2006	117,913	144,669
Mortgage debt	—	—		—	—	127,316
Mortgage debt	7 hotels	7.32		April 2009	127,455	130,458
Mortgage debt	4 hotels	7.55		June 2009	41,912	67,959
Mortgage debt	8 hotels	8.70		May 2010	172,604	175,504
Mortgage debt	7 hotels	8.73		May 2010	133,374	135,690
Mortgage debt	1 hotel	6.77	(a)	August 2008	15,500	15,500
Mortgage debt	—	—		—	—	10,521
Mortgage debt	1 hotel	7.91		Dec. 2007	10,457	—
Mortgage debt	—	—		—	—	49,476
Other	1 hotel	9.17		August 2011	5,204	6,181
Construction loan	—	6.47		Oct. 2007	8,911	—

Total secured debt(d)	46 hotels	7.69			737,612	1,055,637

Total(d)		7.80%			$1,675,280	$1,767,122

(a)	Variable interest rate based on LIBOR. The six month LIBOR was 4.58% at December 31, 2005.

(b)	This term note was repaid in January 2006.

(c)	Variable interest rate based on LIBOR. $100 million of these notes were matched with interest rate swap agreements that effectively converted the variable interest rate to a fixed rate.

(d)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2005.

(e)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods.
     At December 31, 2004, we had three interest rate swaps with an aggregate notional amount of $100 million, maturing in December 2007. The interest rate received on these interest rate swaps is 4.25% plus LIBOR and the interest rate paid is 7.80%.
     During 2005, we spent an aggregate of $112 million on capital expenditures at our consolidated hotels and $15 million at our unconsolidated hotels.

Contractual Obligations
     We have obligations and commitments to make certain future payments under debt agreements and various contracts. The following schedule details these obligations at December 31, 2005 (in thousands):

			1 – 3	4 – 5	After
	Total	Less Than 1 Year	Years	Years	5 Years
Debt(a)	$2,182,431	$468,202	$390,626	$609,507	$714,096
Operating leases	173,636	34,996	25,538	21,000	92,102
Purchase obligations	130,299	130,299	—	—	—
IHG special capital plans(b)	50,568	—	50,568	—	—

Total contractual obligations	$2,536,934	$633,497	$466,732	$630,507	$806,198

(a)	Our long-term debt consists of both secured and unsecured debt and includes both principal and interest. Interest expense for variable rate debt was calculated using the interest rate at December 31, 2005.

(b)	As a part of the amendment to the IHG management agreements, we have agreed to spend, by June 30, 2007, approximately $51 million with regard to special capital plans on 11 hotels. We are to agree upon special capital plans to be completed by July 2008 with regard to four hotels and January 2011 with regard to two hotels.
Off-Balance Sheet Arrangements
     At December 31, 2005, we had unconsolidated 50% investments in ventures that own an aggregate of 19 hotels (referred to as hotel joint ventures), and we had unconsolidated 50% investments in ventures that operate four of those 19 hotels (referred to as operating joint ventures). We own 100% of the lessees operating two hotels owned by the hotel joint ventures, 51% of the lessees operating 12 hotels owned by the hotel joint ventures and one hotel joint venture is operated without a lease. We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina. None of FelCor’s directors, officers or employees owns any interest in any of these joint ventures or entities. The hotel joint ventures had $204 million of non-recourse mortgage debt relating to the 19 hotels. This debt is not reflected as a liability on our consolidated balance sheet.
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
     We have recorded equity in income (loss) of unconsolidated entities of $10 million; $17 million, including a gain of $11 million related to the development and sale of condominiums; and $2 million for the years ended December 31, 2005, 2004 and 2003, respectively, and received distributions of $8 million (of which $1 million was provided from operations) $23 million (of which $12 million was provided by operations) and $9 million for the years 2005, 2004 and 2003, respectively. The principal source of income for our hotel joint ventures is percentage lease revenue from the operating lessees. We own 51% of the operating lessees for 12 of the hotel joint ventures and 100% of the operating lessee for one of the hotel joint ventures. The 100% owned operating lessee incurred aggregate net losses, which were included in our consolidated statements of operations, of $2 million during the past three years.
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
•	We are required by GAAP to record an impairment charge when we believe that an investment in one or more of our hotels has been impaired, such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment. We test for impairment when certain events occur, including one or more of the following: projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; events that could cause changes or uncertainty in travel patterns; and a current expectation that, more likely than not, a hotel will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In 2005 we identified 28 hotels, in 2004 we identified two hotels, in 2003 we identified 18 hotels and in 2002 we identified 33 hotels, that we expect to sell. The shorter probable holding periods related to our decision to sell these hotels was the primary factor that led to impairment

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

•	We make estimates with respect to contingent liabilities for losses covered by insurance in accordance with Financial Accounting Standard 5, Accounting for Contingencies. We record liabilities for self insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated. In 2002, we initially became self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 68 of our hotels. At December 31, 2005, we had 71 of our hotels participating in this program. We review the adequacy of our reserves for our self-insured claims on a regular basis. Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves represent estimates at a given accounting date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims. Estimates are also required since there may be reporting lags between the occurrence of the insured event and the time it is actually reported. Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If our insurance reserves of $6 million, at December 31, 2005, for general liability losses are insufficient, we will record an additional expense in future periods. Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded. We had recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2005.

•	SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establishes accounting and reporting standards for derivative instruments. In accordance with these pronouncements, all of our interest rate swap agreements outstanding at December 31, 2005, were designated as cash flow hedges because they are hedging our exposure to the changes in interest payments on our floating rate debt. These instruments are adjusted to our estimate of their fair market value through accumulated other comprehensive income within partners’ capital. We estimate the fair value of our interest rate swaps and fixed rate debt through the use of a third party valuation. We may use other methods and assumptions to validate the fair market value. At December 31, 2005, our estimate of the fair market value of the interest rate swaps was approximately $2 million and represents the amount that we estimate we would currently receive upon termination of these instruments, based on current market rates and reasonable assumptions about relevant future market conditions.

•	Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $419 million. The net deferred income tax asset associated with these potential future tax deductions was $173 million. We have recorded a valuation allowance of $133 million deferred tax asset related to our TRSs, because of the uncertainty of realizing the benefit of the deferred tax asset. SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income

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
Recent Accounting Announcements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective in the first annual reporting period beginning after June 15, 2005. We expect FelCor to adopt this standard under the modified prospective application. We do not expect adoption of this standard to have a material effect on us.
     In March 2005, the FASB issued Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. Adoption did not have a material effect on our consolidated financial statements.
Disclosure Regarding Forward Looking Statements
     This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:
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

     Certain of these risks and uncertainties are described in greater detail under “Risk Factors” in Item 1A above, or in our other filings with the Securities and Exchange Commission.
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
     The prospective financial information, related to hotel sale proceeds and guidance, included in this Form 10-K has been prepared by, and is the responsibility of, our management. PricewaterhouseCoopers LLP has neither examined nor compiled the accompanying prospective financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. The PricewaterhouseCoopers LLP report included in this Form 10-K relates to our historical financial information. It does not extend to the prospective financial information and should not be read to do so.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2005, approximately 70% of our consolidated debt had fixed interest rates. In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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
Expected Maturity Date
at December 31, 2005
(dollars in thousands)

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$13,726	$149,737	$15,695	$176,560	$281,843	$382,727	$1,020,288	$987,451
Average interest rate	7.95%	7.68%	7.96%	7.37%	8.70%	8.47%	8.21%
Floating rate:
Debt	342,913	—	24,411	—	—	190,650	557,974	557,974
Average interest rate(a)	6.09%	—	6.66%	—	—	8.82%	7.05%
Interest rate swaps (floating to fixed)(b)
Notional amount	—	—	—	—	—	100,000	100,000	102,222
Pay rate	—	—	—	—	—	7.80%	7.80%
Receive rate	—	—	—	—	—	—	—
Total debt	$356,639	$149,737	$40,106	$176,560	$281,843	$673,377	$1,678,262
Average interest rate	6.16%	7.68%	7.17%	7.37%	8.70%	8.47%	7.80%
Net discount							(2,982)
Total debt							$1,675,280
(a)	The average floating rate of interest represents the implied forward rates in the yield curve at December 31, 2005.

(b)	The interest rate swaps in effect during 2005 increased our interest expense by a net $0.3 million during 2005. The interest rate swaps in effect at December 31, 2005, mature in 2007 but are matched with debt maturing in 2011.

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
Item 8. Financial Statements and Supplementary Data
     Furnished herewith beginning at page F-1 are consolidated financial statements of the registrant and its subsidiaries meeting the requirements of Regulation S-X.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2005, our internal control over financial reporting is effective, based on those criteria.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.
Item 9B. Other Information
     Not applicable.

PART III. — OTHER INFORMATION
Item 10. Directors and Executive Officers of the Registrant
     We have no directors or officers. FelCor as the general partner performs our management functions. Information about the directors and officers of FelCor called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following is a list of documents filed as a part of this report:
(1)	Financial Statements.
     Included herein at pages F-1 through F-38.
(2)	Financial Statement Schedules.
     The following financial statement schedule is included herein at pages F-39 through F-43.
     Schedule III — Real Estate and Accumulated Depreciation for FelCor Lodging Limited Partnership
     All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.
(b)	Exhibits.
     The following exhibits are provided pursuant to the provisions of Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

3.1	Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of December 31, 2001 (filed as Exhibit 10.1 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), and incorporated herein by reference.)

3.1.1	First Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated April 1, 2002 (filed as Exhibit 10.1.1 to FelCor’s Form 8-K dated April 1, 2002, and filed on April 4, 2002, and incorporated herein by reference).

3.1.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated August 31, 2002 (filed as Exhibit 10.1.2 to FelCor’s Annual Report of Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference).

3.1.3	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated October 1, 2002 (filed as Exhibit 10.1.3 to the 2002 Form 10-K and incorporated herein by reference).

3.1.4	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of July 1, 2003 (filed as Exhibit 10.1.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.1.5	Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 2, 2004 (filed as Exhibit 10.1.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

3.1.6	Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 23, 2004 (filed as Exhibit 10.1.6 to FelCor’s Form 8-K dated as of, and filed on, August 26, 2004, and incorporated herein by reference).

3.1.7	Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 7, 2005, which contains Addendum No. 4 to the Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (filed as Exhibit 10.1.8 to FelCor’s Form 8-K, dated April 6, 2006, and filed on April 11, 2005, and incorporated herein by reference).

3.1.8	Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 30, 2005 (filed as Exhibit 10.1.9 to FelCor’s Form 8-K, dated August 29, 2005, and filed September 2, 2005, and incorporated herein by reference).

4.1	Indenture, dated as of October 1, 1997, by and among FelCor Lodging Limited Partnership, formerly FelCor Suites Limited Partnership (“FelCor LP”), FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (Registration File No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.1	First Amendment to Indenture, dated as of February 5, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, Atlanta, Georgia, as Trustee (filed as Exhibit 4.2 to the Registration Statement on Form S-4 (Registration File No. 333-39595) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.2	Second Amendment to Indenture and First Supplemental Indenture, dated as of December 30, 1998, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.2 to the 1998 10-K and incorporated herein by reference).

4.1.3	Third Amendment to Indenture, dated as of March 30, 1999, by and among FelCor, FelCor LP, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.3 to FelCor’s Form 10-Q for the quarter ended March 31, 1999 (the “March 1999 10-Q”) and incorporated herein by reference).

4.1.4	Second Supplemental Indenture, dated as of August 1, 2000, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.2.4 to the Registration Statement on Form S-4 (Registration File No. 333-47506) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.5	Third Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.2.5 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.1.6	Fourth Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.7.6 to the 2002 Form 10-K and incorporated herein by reference).

4.1.7	Fifth Supplemental Indenture, dated as of January 25, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and SunTrust Bank, as trustee (filed as Exhibit 4.8.7 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference).

4.2	Indenture, dated as of June 4, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9 to FelCor’s Form 8-K dated as of June 4, 2001, and filed June 14, 2001, and incorporated herein by reference).

4.2.1	First Supplemental Indenture, dated as of July 26, 2001, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 (Registration File No. 333-63092) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.2.2	Second Supplemental Indenture, dated October 1, 2002, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.9.2 to the 2002 Form 10-K and incorporated herein by reference).

4.2.3	Third Supplemental Indenture, dated as of January 25, 2006, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein, the New Subsidiary Guarantors named therein and SunTrust Bank, as trustee (filed as Exhibit 4.9.3 to the 2005 Form 10-K and incorporated herein by reference).

4.3	Indenture, dated as of May 26, 2004, by and among FelCor LP, FelCor, the Subsidiary Guarantors named therein and SunTrust Bank, as Trustee (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Registration File No. 333-117598) of FelCor LP and the other co-registrants named therein and incorporated herein by reference).

4.3.1	First Supplemental Indenture, dated as of January 25, 2006, FelCor, FelCor LP, the Subsidiary Guarantors named therein, the New Subsidiary Guarantors named therein and SunTrust Bank, as trustee (filed as Exhibit 4.10.1 to the 2005 Form 10-K and incorporated herein by reference).

10.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of InterContinental Hotels, as manager, with respect to FelCor’s InterContinental Hotels branded hotels (included as an exhibit to the Leasehold Acquisition Agreement, which was filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.1.1	Master Amendment to Management Agreements, dated September 17, 2003, by and among FelCor, FelCor LP, FelCor TRS I, L.L.C., FelCor TRS Holdings, L.P., BHR Operations, L.L.C., BHR Lodging Tenant Company, BHR Salt Lake Tenant Company, L.L.C., BHR Hotels Finance, Inc., BHR Dallas Tenant Company, L.P. and BHR Plano Tenant Company, L.P. (filed as Exhibit 10.4.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference).

10.1.2	Omnibus Agreement between FelCor and all its various subsidiaries, controlled entities and affiliates, and Six Continents Hotels, Inc. and all its various subsidiaries, controlled entities and affiliates, with respect to FelCor’s InterContinental Hotels branded hotels (filed as Exhibit 10.2.2 to the 2005 Form 10-K and incorporated herein by reference).

10.2.1	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective prior to July 28, 2004 (filed as Exhibit 10.5 to the 2001 Form 10-K and incorporated herein by reference).

10.2.2	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective July 28, 2004 (filed as Exhibit 10.3.2 to FelCor’s Annual report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”) and incorporated herein by reference).

10.3	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Doubletree and Doubletree Guest Suites branded hotels (filed as Exhibit 10.6 to the 2001 Form 10-K and incorporated herein by reference).

10.4	Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Starwood Hotels & Resorts, Inc., as manager, with respect to FelCor’s Sheraton and Westin branded hotels (filed as Exhibit 10.7 to the 2001 Form 10-K and incorporated herein by reference).

10.7	Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.36 to FelCor’s Form 8-K, dated February 7, 2006, and filed on February 13, 2006 and incorporated herein by reference).

10.8	Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Richard A. Smith (filed as Exhibit 10.37 to FelCor’s Form 8-K, dated February 7, 2006, and filed on February 13, 2006 and incorporated herein by reference).

10.9	Form of Severance Agreement for executive officers and certain key employees of FelCor (filed as Exhibit 10.13 to the 1998 10-K and incorporated herein by reference).

10.10	Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9 to the 1994 10-K/A and incorporated herein by reference).

10.11	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.12	1995 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.9.2 to FelCor’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10.13	Non-Qualified Deferred Compensation Plan, as amended and restated July 1999 (filed as Exhibit 10.9 to the September 1999 10-Q and incorporated herein by reference).

10.14	1998 Restricted Stock and Stock Option Plan (filed as Exhibit 4.2 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-66041) and incorporated herein by reference).

10.15	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.16	Second Amended and Restated 1995 Equity Incentive Plan (filed as Exhibit 99.1 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.17	Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 99.2 to FelCor’s Post-Effective Amendment on Form S-3 to Form S-4 Registration Statement (Registration File No. 333-50509) and incorporated herein by reference).

10.18	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.19	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.20	FelCor Lodging Trust Incorporated 2005 Restricted Stock and Stock Option Plan (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-126228) and incorporated herein by reference).

10.21	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to 2005 Grants (filed as Exhibit 10.33 to FelCor’s Form 8-K dated April 26, 2005, and filed on May 2, 2005, and incorporated herein by reference).

10.22	Summary of Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.18 to the 2004 Form 10-K and incorporated herein by reference).

10.23	Summary of 2006 Performance Criteria for Annual Incentive Bonus Award Program (filed as Exhibit 10.38 to FelCor’s Form 8-K, dated February 17, 2006, and filed on February 22, 2006 and incorporated herein by reference).

10.24.1	Form of Mortgage, Security Agreement and Fixture Filing by and between FelCor/CSS Holdings, L.P., as Mortgagor, and The Prudential Insurance Company of America, as Mortgagee (filed as Exhibit 10.23 to the March 1999 10-Q and incorporated herein by reference).

10.24.2	Promissory Note, dated April 1, 1999, in the original principal amount of $100,000,000, made by FelCor/CSS Holdings, Ltd., payable to the order of The Prudential Insurance Company of America (filed as Exhibit 10.23.1 to FelCor’s Form 10-Q for the quarter ended June 30, 1999 (the “June 1999 10-Q”) and incorporated herein by reference).

10.25.1	Form of Deed of Trust, Security Agreement and Fixture Filing, each dated as of May 12, 1999, from FelCor/MM Holdings, L.P., as Borrower, in favor of Fidelity National Title Insurance Company, as Trustee, and Massachusetts Mutual Life Insurance Company, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.21.2, also executed by FelCor/CSS Holdings, L.P. with respect to the Embassy Suites Hotel-Anaheim and Embassy Suites Hotel-Deerfield Beach, and by FelCor LP with respect to the Embassy Suites Hotel-Palm Desert (filed as Exhibit 10.24.2 to the June 1999 10-Q and incorporated herein by reference).

10.25.2	Form of six separate Promissory Notes, each dated May 12, 1999, made by FelCor/MM Holdings, L.P. payable to the order of Massachusetts Mutual Life Insurance Company in the respective original principal amounts of $12,500,000 (Embassy Suites Hotel-Dallas Market Center), $14,000,000 (Embassy Suites Hotel-Dallas Love Field), $12,450,000 (Embassy Suites Hotel-Tempe), $11,550,000 (Embassy Suites Hotel-Anaheim), $8,900,000 (Embassy Suites Hotel-Palm Desert), $15,600,000 (Embassy Suites Hotel-Deerfield Beach) (filed as Exhibit 10.24.1 to the June 1999 10-Q and incorporated herein by reference).

10.26.1	Form Deed of Trust and Security Agreement and Fixture Filing with Assignment of Leases and Rents, each dated as of April 20, 2000, from FelCor/MM S-7 Holdings, L.P., as Mortgagor, in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, as Mortgagee, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.22.3 (filed as Exhibit 10.24 to FelCor’s Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”) and incorporated herein by reference).

10.26.2	Form of Accommodation Cross-Collateralization Mortgage and Security Agreement, each dated as of April 20, 2000, executed by FelCor/MM S-7 Holdings, L.P., in favor of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America (filed as Exhibit 10.24.1 to the June 2000 10-Q and incorporated herein by reference).

10.26.3	Form of fourteen separate Promissory Notes, each dated April 20, 2000, each made by FelCor/MM S-7 Holdings, L.P., each separately payable to the order of Massachusetts Mutual Life Insurance Company and Teachers Insurance and Annuity Association of America, respectively, in the respective original principal amounts of $13,500,000 (Phoenix (Crescent), Arizona), $13,500,000 (Phoenix (Crescent), Arizona), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $6,500,000 (Cypress Creek/Ft. Lauderdale, Florida), $9,000,000 (Atlanta Galleria, Georgia), $9,000,000 (Atlanta Galleria, Georgia), $12,500,000 (Chicago O’Hare Airport, Illinois), $12,500,000 (Chicago O’Hare Airport, Illinois), $3,500,000 (Lexington, Kentucky), $3,500,000 (Lexington, Kentucky), $17,000,000 (Philadelphia Society Hill, Philadelphia), $17,000,000 (Philadelphia Society Hill, Philadelphia), $10,500,000 (South Burlington, Vermont) and $10,500,000 (South Burlington, Vermont) (filed as Exhibit 10.24.2 to the June 2000 10-Q and incorporated herein by reference).

10.27.1	Form Deed of Trust and Security Agreement, each dated as of May 2, 2000, from each of FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C., and FelCor/CMB SSF Holdings, L.P., each as Borrower, in favor of The Chase Manhattan Bank, as Beneficiary, each covering a separate hotel and securing one of the separate Promissory Notes described in Exhibit 10.23.2 (filed as Exhibit 10.25 to the June 2000 10-Q and incorporated herein by reference).

10.27.2	Form of eight separate Promissory Notes, each dated May 2, 2000, made by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Deerfield Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB New Orleans Hotel, L.L.C., FelCor/CMB Piscataway Hotel, L.L.C. and FelCor/CMB SSF Holdings, L.P., each separately payable to the order of The Chase Manhattan Bank in the respective original principal amounts of $38,250,000 (Atlanta Buckhead, Georgia), $20,500,000 (Boston Marlborough, Massachusetts), $16,575,000 (Chicago Deerfield, Illinois), $5,338,000 (Corpus Christi, Texas), $25,583,000 (Orlando South, Florida), $32,650,000 (New Orleans, Louisiana), $20,728,000 (Piscataway, New Jersey) and $26,268,000 (South San Francisco, California) (filed as Exhibit 10.25.1 to the June 2000 10-Q and incorporated herein by reference).

10.28.1	Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Hotels, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $115 million loan from lender to borrower (the “Mortgage Loan”) (filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”) and incorporated herein by reference).

10.28.2	Form of Mortgage, Deed of Trust and Security Agreement, each dated April 24, 2003, from FelCor/JPM Hotels, L.L.C., as borrower, and DJONT/JPM Leasing, L.L.C., as lessee, (and, in the case of the Mortgages with respect to the properties located in the State of Florida, FelCor LP) in favor of JPMorgan Chase Bank, as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.28.1 to the March 2003 10-Q and incorporated herein by reference).

10.28.3	Promissory Note, dated April 24, 2003, made by FelCor/JPM Hotels, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $115 million (filed as Exhibit 10.28.2 to the March 2003 10-Q and incorporated herein by reference).

10.29.1	Mezzanine Loan Agreement, dated April 24, 2003, by and between FelCor/JPM Holdings, L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $10 million senior mezzanine loan from lender to borrower (the “Senior Mezzanine Loan”) (filed as Exhibit 10.29 to the March 2003 10-Q and incorporated herein by reference).

10.29.2	Pledge and Security Agreement, dated April 24, 2003, from FelCor/JPM Holdings, L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Senior Mezzanine Loan (filed as Exhibit 10.29.1 to the March 2003 10-Q and incorporated herein by reference).

10.29.3	Promissory Note, dated April 24, 2003, made by FelCor/JPM Holdings, L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $10 million (filed as Exhibit 10.29.2 to the March 2003 10-Q and incorporated herein by reference).

10.30.1	Junior Mezzanine Loan Agreement, dated April 24, 2003, by and between DJONT/JPM Tenant Co., L.L.C., as borrower, and JPMorgan Chase Bank, as lender, relating to a $25 million junior mezzanine loan from lender to borrower (the “Junior Mezzanine Loan”) (filed as Exhibit 10.30 to the March 2003 10-Q and incorporated herein by reference).

10.30.2	Pledge and Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co., L.L.C., as pledgor, in favor of JPMorgan Chase Bank, as lender, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.1 to the March 2003 10-Q and incorporated herein by reference).

10.30.3	Promissory Note, dated April 24, 2003, made by DJONT/JPM Tenant Co., L.L.C. payable to the order of JPMorgan Chase Bank in the original principal amount of $25 million (filed as Exhibit 10.30.2 to the March 2003 10-Q and incorporated herein by reference).

10.30.4	Security Agreement, dated April 24, 2003, from DJONT/JPM Tenant Co., L.L.C. in favor of JPMorgan Chase Bank, securing the Junior Mezzanine Loan (filed as Exhibit 10.30.3 to the March 2003 10-Q and incorporated herein by reference).

10.31	Termination Agreement, dated July 28, 2004, by and among FCH/DT BWI Hotel, L.L.C., FCH/DT BWI Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor/JPM Atlanta CP Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin HI Holdings, L.P., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM BWI Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM LBV Hotel, L.L.C., FelCor/JPM Mandalay Hotel, L.L.C., FelCor/JPM Nashville Hotel, L.L.C., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Orlando I-Drive Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., BHR Operations, L.L.C., DJONT Leasing, L.L.C., DJONT Operations, L.L.C., DJONT/JPM Atlanta CP Leasing, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., DJONT/JPM Austin HI Leasing, L.P., DJONT/JPM Austin Leasing, L.P., DJONT/JPM Boca Raton Leasing, L.L.C., DJONT/JPM BWI Leasing, L.L.C., DJONT/JPM Denver Leasing, L.L.C., DJONT/JPM LBV Leasing, L.L.C., DJONT/JPM Mandalay Leasing, L.L.C., DJONT/JPM Orlando I-Drive Leasing, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., DJONT/JPM Troy Leasing, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FCH/DT Leasing, L.L.C., FCH/DT Leasing II, L.L.C., FelCor TRS Holdings, L.P., FelCor LP and JPMorgan Chase Bank (filed as Exhibit 10.31.6 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.1	Form of Loan Agreement, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, between JPMorgan Chase Bank, as lender, and each of FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C. and FCH/DT BWI Hotel, L.L.C., as borrowers, and acknowledged and agreed by FelCor LP (filed as Exhibit 10.34 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.2	Form of Mortgage, Renewal Mortgage, Deed of Trust, Deed to Secure Debt, Indemnity Deed of Trust and Assignment of Leases and Rents, Security Agreement and Fixture Filing, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, from FelCor/JPM Wilmington Hotel, L.L.C., DJONT/JPM Wilmington Leasing, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., DJONT/JPM Phoenix Leasing, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., DJONT/JPM Boca Raton Leasing, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., DJONT/JPM Atlanta ES Leasing, L.L.C., FelCor/JPM Austin Holdings, L.P., DJONT/JPM Austin Leasing, L.P., FelCor/JPM Orlando Hotel, L.L.C., DJONT/JPM Orlando Leasing, L.L.C., FelCor/JPM Denver Hotel, L.L.C., DJONT/JPM Denver Leasing, L.L.C., FelCor/JPM Troy Hotel, L.L.C., DJONT/JPM Troy Leasing, L.L.C., FCH/DT BWI Holdings, L.P., FCH/DT BWI Hotel, L.L.C. and DJONT/JPM BWI Leasing, L.L.C., to, and for the benefit of, JPMorgan Chase Bank, as mortgagee or beneficiary (filed as Exhibit 10.34.1 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.3	Form of nine separate Promissory Notes, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor/JPM Wilmington Hotel, L.L.C., FelCor/JPM Phoenix Hotel, L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., FelCor/JPM Atlanta ES Hotel, L.L.C., FelCor/JPM Austin Holdings, L.P., FelCor/JPM Orlando Hotel, L.L.C., FelCor/JPM Denver Hotel, L.L.C., FelCor/JPM Troy Hotel, L.L.C. and FelCor/JPM BWI Hotel, L.L.C., each separately payable to the order of JPMorgan Chase Bank in the respective original principal amounts of $11,000,000 (Wilmington, Delaware), $21,368,000 (Phoenix, Arizona), $5,500,000 (Boca Raton, Florida), $13,500,000 (Atlanta, Georgia), $9,616,000 (Austin, Texas), $9,798,000 (Orlando, Florida), $5,000,000 (Aurora, Colorado), $6,900,000 (Troy, Michigan) and $24,120,000 (Linthicum, Maryland) (filed as Exhibit 10.34.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.32.4	Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.33.1	Construction Loan Agreement, dated April 27, 2005, among Grande Palms, L.L.C. and Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto, and Bank of America Securities, as Lead Arranger, for a maximum principal loan amount of $69.8 million (filed as

Exhibit 10.34.1 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.33.2	Guaranty Agreement, dated April 27, 2005, by FelCor Lodging Limited Partnership in favor of Bank of America, N.A. on behalf of the lenders(filed as Exhibit 10.34.2 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.33.3	Form of Promissory Note, each dated April 27, 2005, made by Grande Palms, L.L.C., each separately payable to the order of Bank of America, N.A. ($25 million), Bank of Montreal ($20 million) and The Bank of Nova Scotia ($24.8 million)(filed as Exhibit 10.34.3 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.33.4	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated April 27, 2005, made by Grande Palms, L.L.C. for the benefit of Bank of America, N.A., as Administrative Agent under the Construction Loan Agreement referenced in Exhibit 10.34.1 (filed as Exhibit 10.34.4 of FelCor’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.34	Term Credit Agreement, dated as of October 18, 2005, among FelCor TRS Borrower 1, L.P., as Initial Borrower; FelCor TRS Guarantor, L.P., FelCor LP and the other guarantors named therein as Guarantors; Citigroup North America, Inc., as Initial Lender, as Administrative Agent, and as Collateral Agent, and Citigroup Global Markets, Inc., as Sole Lead Arranger and Sole Book Running Manager, for a maximum principal loan amount of $175 million (filed as Exhibit 10.35 to FelCor’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.34.1	First Amendment to Term Credit Agreement, dated as of December 9, 2005, among FelCor TRS Borrower 1, L.P. and FelCor TRS Borrower 2, L.P., as borrowers; FelCor TRS Guarantor, L.P., FelCor LP, FelCor Lodging Company, L.L.C., FelCor Philadelphia Center, L.L.C., FelCor Marshall Motels, L.L.C. and Center City Hotel Associates, as guarantors; Citicorp North America, Inc., as the initial Lender, the administrative agent for the lenders and the collateral agent for the secured parties; and Citigroup Global Markets Inc., as sole lead arranger and sole book running manager (filed as Exhibit 10.33.1 to the 2005 Form 10-K and incorporated herein by reference).

10.34.2	Second Amendment to Term Credit Agreement, dated as of January 9, 2006, among FelCor TRS Borrower 1, L.P. and FelCor TRS Borrower 2, L.P., as borrowers and certain other borrowers named therein; FelCor TRS Guarantor, L.P., FelCor LP, FelCor Lodging Company, L.L.C., FelCor Philadelphia Center, L.L.C., FelCor Marshall Motels, L.L.C. and Center City Hotel Associates, as guarantors; Citicorp North America, Inc., as the initial Lender, the administrative agent for the lenders and the collateral agent for the secured parties; and Citigroup Global Markets Inc., as sole lead arranger and sole book running manager (filed as Exhibit 10.33.2 to the 2005 Form 10-K and incorporated herein by reference).

10.35.1	Credit Agreement, dated as of December 12, 2005, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers for an initial aggregate amount of $125,000,000 (filed as exhibit 10.34.1 to the 2005 10-K and incorporated herein by reference).

10.35.1.1	First Amendment to Credit Agreement, dated as of January 12, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers (filed as Exhibit 10.34.1.1 to the 2005 Form 10-K and incorporated herein by reference).

10.35.1.2	Second Amendment to Credit Agreement, dated as of January 25, 2006, by and among FelCor, FelCor LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc. as joint runners and joint lead arrangers (filed as Exhibit 10.34.1.2 to the 2005 Form 10-K and incorporated herein by reference).

10.35.1.3	Subsidiary Guaranty, dated as of January 27, 2006, made by FelCor/CSS Holdings, L.P., FelCor Hotel Asset Company, L.L.C., FelCor Pennsylvania Company, L.L.C., FelCor Lodging Holding Company, L.L.C., FHAC Texas Holdings, L.P., FelCor Canada Co., FelCor Omaha Hotel Company, L.L.C., FelCor TRS Holdings, L.P., Myrtle Beach Hotels, L.L.C., FelCor TRS Borrower I, L.P., FelCor TRS Guarantor, L.P., Center City Hotel Associates, FelCor Lodging Company, L.L.C., FelCor TRS Borrower 3, L.P. and FelCor TRS Borrower 4, L.L.C (filed as Exhibit 10.34.2 to the 2005 Form 10-K and incorporated herein by reference).

10.36	Purchase and Sale Agreement, dated effective as of January 20, 2006, by and between FelCor and Hospitality Properties Trust (filed as Exhibit 10.35 to the 2005 Form 10-K and incorporated herein by reference).

14.1	FelCor Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the 2004 Form 10-K and incorporated herein by reference).

21.1*	List of Subsidiaries of FelCor LP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates that the document is filed herewith.

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
Date: March 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

March 15, 2006	/s/ Thomas J. Corcoran, Jr.

Thomas J. Corcoran, Jr.
Chairman of the Board and Director

March 15, 2006	/s/ Richard A. Smith

Richard A. Smith
President and Director (Chief Executive Officer)

March 15, 2006	/s/ Andrew J. Welch

Andrew J. Welch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 15, 2006	/s/ Lester C. Johnson

Lester C. Johnson
Senior Vice President and Controller
(Principal Accounting Officer)

March 8, 2006	/s/ Melinda J. Bush

Melinda J. Bush, Director

March 13, 2006	/s/ Richard S. Ellwood

Richard S. Ellwood, Director

March 8, 2006	/s/ Richard O. Jacobson

Richard O. Jacobson, Director

March 9, 2006	/s/ David C. Kloeppel

David C. Kloeppel, Director

March 13, 2006	/s/ Charles A. Ledsinger, Jr.

Charles A. Ledsinger, Jr., Director

March 9, 2006	/s/ Robert H. Lutz, Jr.

Robert H. Lutz, Jr., Director

March 13, 2006	/s/ Robert A. Mathewson

Robert A. Mathewson, Director

March 8, 2006	/s/ Donald J. McNamara

Donald J. McNamara, Director

FELCOR LODGING LIMITED PARTNERSHIP
INDEX TO FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FelCor Lodging Trust Incorporated:
We have completed integrated audits of FelCor Lodging Limited Partnership’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries, or the Company, at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Dallas, Texas
March 14, 2006

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(in thousands)
ASSETS

	2005	2004
Investment in hotels, net of accumulated depreciation of $1,019,123 in 2005 and $948,631 in 2004	$2,587,379	$2,955,766
Investment in unconsolidated entities	109,262	110,843
Hotels held for sale	—	255
Cash and cash equivalents	94,564	119,310
Restricted cash	18,298	34,736
Accounts receivable, net of allowance for doubtful accounts of $2,203 in 2005 and $905 in 2004	54,815	51,845
Deferred expenses, net of accumulated amortization of $12,150 in 2005 and $14,935 in 2004	12,423	18,804
Condominium development project	13,051	1,613
Other assets	29,301	24,486

Total assets	$2,919,093	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL

Debt, net of discount of $2,982 in 2005 and $4,529 in 2004	$1,675,280	$1,767,122
Distributions payable	8,596	8,867
Accrued expenses and other liabilities	138,017	124,922

Total liabilities	1,821,893	1,900,911

Commitments and contingencies

Minority interest in other partnerships	40,014	46,765

Redeemable units at redemption value, 2,763 and 2,788 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	47,543	40,846

Partners’ capital:
Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880, issued and outstanding at December 31, 2005 and December 31, 2004	309,362	309,362
Series B Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2004	—	169,395
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2005	169,412	—
Common units, 60,210 and 59,845 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	511,267	834,599
Accumulated other comprehensive income	19,602	15,780

Total partners’ capital	1,009,643	1,329,136

Total liabilities and partners’ capital	$2,919,093	$3,317,658

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003
(in thousands, except per unit data)

	2005	2004	2003
Revenues:
Hotel operating revenue	$1,210,130	$1,113,153	$1,047,342
Retail space rental and other revenue	2,049	2,721	1,022

Total revenues	1,212,179	1,115,874	1,048,364

Expenses:
Hotel departmental expenses	419,477	400,396	367,446
Other property operating costs	353,070	323,587	303,611
Management and franchise fees	61,348	57,305	55,345
Taxes, insurance and lease expense	122,186	109,310	112,829
Abandoned projects	265	—	—
Corporate expenses	19,025	17,035	14,233
Depreciation	119,323	111,836	116,710

Total operating expenses	1,094,694	1,019,469	970,174

Operating income	117,485	96,405	78,190
Interest expense, net	(130,954)	(145,666)	(162,808)
Impairment loss	(263,091)	(3,494)	(74,160)
Hurricane loss	(6,481)	(2,125)	—
Charge-off of deferred financing costs	(2,659)	(6,960)	(2,834)
Loss on early extinguishment of debt	(11,921)	(44,216)	—
Gain on swap termination	—	1,005	—

Loss before equity in income of unconsolidated entities, minority interests and gain on sale of assets	(297,621)	(105,051)	(161,612)
Equity in income from unconsolidated entities	10,169	17,121	2,370
Gain on sale of assets	733	1,167	284
Minority interests	9,618	(587)	1,193

Loss from continuing operations	(277,101)	(87,350)	(157,765)
Discontinued operations	11,809	(19,458)	(170,156)

Net loss	(265,292)	(106,808)	(327,921)
Preferred distributions	(39,408)	(35,130)	(26,908)
Issuance costs of redeemed preferred unit	(6,522)	—	—

Net loss applicable to common unitholders	$(311,222)	$(141,938)	$(354,829)

Loss per common unit data:
Basic and diluted:
Net loss from continuing operations	$(5.19)	$(1.98)	$(2.99)

Net loss	$(5.00)	$(2.29)	$(5.74)

Weighted average units outstanding	62,214	61,984	61,845

Cash dividends declared on partnership units	$0.15	—	—
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMTED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Net loss	$(265,292)	$(106,808)	$(327,921)
Unrealized holding gains from interest rate swaps	2,074	147	—
Foreign currency translation adjustment	1,748	6,155	9,577

Comprehensive loss	$(261,470)	$(100,506)	$(318,344)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2005, 2004, and 2003
(in thousands)

			Accumulated Other	Total
	Preferred	Partnership	Comprehensive	Partners'
	Units	Units	Income (Loss)	Capital
Balance at December 31, 2002	$318,907	$1,333,014	$(99)	$1,651,822
Foreign exchange translation	—	—	9,577	9,577
Contributions	—	2,210	—	2,210
Distributions	—	(26,908)	—	(26,908)
Allocation from redeemable units	—	4,022	—	4,022
Net loss	—	(327,921)	—	(327,921)

Balance at December 31, 2003	318,907	984,417	9,478	1,312,802
Foreign exchange translation	—	—	6,155	6,155
Unrealized gain on hedging translation	—	—	147	147
Issuance of Series A preferred units	159,850	(3,850)	—	156,000
Contributions	—	3,204	—	3,204
Distributions	—	(35,130)	—	(35,130)
Allocation to redeemable units	—	(7,234)	—	(7,234)
Net loss	—	(106,808)	—	(106,808)

Balance at December 31, 2004	478,757	834,599	15,780	1,329,136
Foreign exchange translation	—	—	1,748	1,748
Unrealized gain on hedging translation	—	—	2,074	2,074
Issuance of Series C preferred units	169,412	(5,492)	—	163,920
Retirement of Series B preferred units	(169,395)	—	—	(169,395)
Contributions	—	3,002	—	3,002
Distributions	—	(48,854)	—	(48,854)
Allocation to redeemable units	—	(6,696)	—	(6,696)
Net loss	—	(265,292)	—	(265,292)

Balance at December 31, 2005	$478,774	$511,267	$19,602	$1,009,643

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004, and 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(265,292)	$(106,808)	$(327,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	122,535	122,653	140,225
Gain on sale of assets	(12,522)	(20,589)	(2,660)
Amortization of deferred financing fees	3,399	4,161	4,996
Accretion (amortization) of debt	1,167	510	590
Allowance for doubtful accounts	1,298	199	309
Amortization of unearned officers’ and directors’ compensation	2,904	2,945	2,210
Equity in income from unconsolidated entities	(10,169)	(17,121)	(2,370)
Distributions of income from unconsolidated entities	1,062	11,932	2,212
Charge-off of deferred financing costs	2,659	6,960	2,834
Loss (gain) on early extinguishment of debt	8,641	44,216	(1,611)
Impairment loss on investment in hotels and hotels held for sale	266,751	38,289	245,509
Minority interests	(9,618)	(694)	(2,811)
Changes in assets and liabilities:
Accounts receivable	(7,476)	(2,412)	2,597
Restricted cash operations	(6,941)	(23,467)	2,826
Other assets	(4,887)	(424)	(7,043)
Accrued expenses and other liabilities	17,971	(27,069)	(6,978)

Net cash flow provided by operating activities	111,482	33,281	52,914

Cash flows provided by (used in) investing activities:
Acquisition of hotels	—	(27,759)	—
Improvements and additions to hotels	(111,664)	(95,599)	(64,045)
Additions to condominium project	(11,546)	—	—
Acquisition of joint venture	(1,197)	—	—
Cash from consolidation of venture	3,204	—	2,705
Proceeds from asset dispositions	73,502	152,686	104,131
Proceeds received from property damage insurance	3,131	—	—
Decrease (increase) in restricted cash-investing	10,804	8,155	(689)
Cash distributions from unconsolidated entities	6,578	10,899	6,636
Capital contributions to unconsolidated entities	(1,350)	—	—

Net cash flow provided by (used in) investing activities	(28,538)	48,382	48,738

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	233,911	523,802	321,119
Net proceeds from sale of preferred units	164,147	158,990	—
Redemption of preferred units	(169,395)	—	—
Repayment of borrowings	(292,990)	(838,891)	(198,426)
Payment of debt issue costs	(659)	(5,517)	(6,656)
Decrease in restricted cash financing	4,401	—	—
Distributions paid to other partnerships’ minority interests	—	(4,000)	—
Contribution from minority interest holders	2,200	3,247	—
Distributions paid to preferred unitholders	(39,905)	(34,757)	(26,908)
Distributions paid to unitholders	(9,446)	—	(9,288)

Net cash flow provided by (used in) financing activities	(107,736)	(197,126)	79,841

Effect of exchange rate changes on cash	46	2,888	229
Net change in cash and cash equivalents	(24,746)	(112,575)	181,722
Cash and cash equivalents at beginning of periods	119,310	231,885	50,163

Cash and cash equivalents at end of periods	$94,564	$119,310	$231,885

Supplemental cash flow information — Interest paid	$132,091	$162,324	$160,407

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was established with six hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, on the nation’s largest lodging Real Estate Investment Trusts, or REITs, based on total assets and number of hotels owned. At December 31, 2005, FelCor owned an approximately 95% interest in our operations. We are the owner of the largest number of Embassy Suites Hotels® and independently owned Doubletree®-branded hotels in North America. Our portfolio includes 66 upscale all suite hotels.
     At December 31, 2005, we had ownership interests in 130 hotels. We owned a 100% real estate interest in 101 hotels, a 90% or greater interest in entities owning seven hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning two hotels, and 50% interests in unconsolidated entities that own 19 hotels. We consolidated the operating revenues and expenses with regard to 125 of these hotels as a result of our ownership interests in the operating lessees of these hotels. At December 31, 2005, we owned 100% of the operating lessees with regard to 113 hotels and 51% of the operating lessees with regard to 12 hotels. The operating revenues and expenses of the remaining five hotels were unconsolidated, four hotels were operated by 50% owned lessees and one hotel, in which we had a 50% ownership interest, was operated without a lease.
     At December 31, 2005, we had 62,972,039 redeemable and common units of FelCor LP limited partnership interest outstanding.
     The following table reflects the distribution, by brand, of the 125 hotels included in our consolidated hotel continuing operations at December 31, 2005:

Brand	Hotels	Rooms
Embassy Suites Hotels	54	13,653
Doubletree and Doubletree Guest Suites®	9	2,019
Holiday Inn® — branded	33	11,356
Crowne Plaza® and Crowne Plaza Suites®	12	4,025
Sheraton® and Sheraton Suites®	10	3,269
Other brands	7	1,810

Total hotels	125

     The hotels shown in the above table are located in the United States (28 states) and Canada (two hotels), with concentrations in Texas (25 hotels), California (19 hotels), Florida (15 hotels) and Georgia (12 hotels). Approximately 55% of our hotel room revenues were generated from hotels in these four states during 2005.
     At December 31, 2005, of the 125 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels corporation, or Hilton, managed 63, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 48, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed 11, and (iv) independent management companies managed three.
     Certain reclassifications have been made to prior period financial information to conform to the current period’s presentation with no effect to previously reported net loss or partners’ capital.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies
     Principles of Consolidation — Our accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated entities (consisting entirely of 50 percent owned ventures) are accounted for by the equity method.
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
     Acquisition of Hotels — Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment, and inventory. We allocate the purchase price among these asset classes based upon their respective values determined in accordance with Statement of Financial Accounting Standards, or SFAS, 141, “Business Combinations.” When we acquire properties, we acquire them for use. The only intangible assets typically acquired consist of miscellaneous operating agreements all of which are of short duration and at market rates. We do not generally acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when we acquire hotels. In conjunction with the acquisition of a hotel, we typically enter into new franchise and management agreements with the selected brand owner and manager.
     Investment in Unconsolidated Entities — We own a 50% interest in various real estate ventures in which the partners or members jointly make all material decisions concerning the business affairs and operations. Additionally, we also own a preferred equity interest in one of these real estate ventures. Because we do not control these entities, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 40 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in market value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows and market capitalization rates.

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
     We do not depreciate hotel assets so long as they are classified as “held for sale.” Upon designation of a hotel as being “held for sale,” and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value, less cost to sell, in accordance with SFAS 144. Any such adjustment in the carrying value of a hotel classified as “held for sale” is reflected in discontinued operations. We include in discontinued operations the operating results of those hotels that are classified as “held for sale” or that have been sold.
     Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
     We place cash deposits at major banks. Our bank account balances may exceed the Federal Depository Insurance Limits of $100,000; however, management believes the credit risk related to these deposits is minimal.
     Restricted Cash — Restricted cash includes reserves for capital expenditures, real estate taxes, and insurance, as well as cash collateral deposits for mortgage debt agreement provisions.
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
     Capitalized Cost — We capitalize interest and certain other costs, such as property taxes, land leases, and property insurance relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2005, 2004, and 2003, were $5.8 million, $3.6 million and $2.0 million, respectively.
     Net Income (Loss) Per Common Unit — We compute basic earnings per unit by dividing net income (loss) available to common unitholders by the weighted average number of common units outstanding. We compute diluted earnings per unit by dividing net income (loss) available to common unitholders by the weighted average number of common units and equivalents outstanding. Common unit equivalents represent shares issuable upon exercise of FelCor’s stock options and FelCor’s unvested officers’ restricted stock grants.
     For all years presented, our Series A Cumulative Preferred Units, or Series A preferred units, if converted to common units, would be antidilutive; accordingly we do not assume conversion of the Series A preferred units in the computation of diluted earnings per unit. For all years presented, FelCor stock options granted are not included in the computation of diluted earnings per unit because the average market price of FelCor’s common stock during each respective year was less than the exercise price of the options.
     Stock Compensation — We apply Accounting Principles Board, or APB, Opinion 25 and related interpretations in accounting for FelCor’s stock based compensation plans for stock based compensation issued prior to January 1, 2003. In 1995, SFAS 123, “Accounting for Stock-Based Compensation,” was issued, which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of the plans. As permitted under the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” FelCor began recognizing compensation expense in accordance with SFAS 123 under the prospective method for all new awards issued after December 31, 2002. Had the compensation cost for FelCor’s stock-based compensation plans been determined in accordance with SFAS 123 prior to January 1, 2003, our net income or loss and net income or loss per common unit for the periods presented would approximate the pro forma amounts below (in thousands, except per unit data):

	2005	2004	2003
Loss from continuing operations, as reported	$(277,101)	$(87,350)	$(157,765)
Add stock based compensation included in the net loss, as reported	2,904	2,945	2,210
Less stock based compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,914)	(3,001)	(2,355)

Loss from continuing operations, pro forma	$(277,111)	$(87,406)	$(157,910)

Basic and diluted net loss from continuing operations per common unit:
As reported	$(5.19)	$(1.98)	$(2.99)
Pro forma	$(5.19)	$(1.98)	$(2.99)
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
     Distributions — We resumed paying a common distribution with the fourth quarter 2005 payment of $0.15 per unit. Additionally, we have paid regular quarterly distributions on our preferred units in accordance with our preferred unit distribution requirements. In 2003, we announced that, as the result of declines in our portfolio’s average daily rate, which was attributed to the uncertain geopolitical environment and soft business climate, along with the risk of further margin deterioration, we suspended payment of regular common distributions.
     Minority Interests — Minority interests in consolidated subsidiaries represent the proportionate share of the equity in subsidiaries not owned by us. We allocate income and loss to minority interest based on the weighted average percentage ownership throughout the year.
     Income Taxes — We are a partnership under the Internal Revenue Code. As a partnership, generally our taxable income or loss, or tax credits, are passed through to our partners. However, we generally lease our hotels to wholly-owned taxable REIT subsidiaries, or TRSs, that are subject to federal and state income taxes. Through these lessees we record room revenue, food and beverage revenue and other revenue related to the operations of our hotels. We account for income taxes in accordance with the provisions of SFAS 109. Under SFAS 109, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
3. Investment in Hotels
     Investment in hotels at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Building and improvements	$2,710,465	$3,031,237
Furniture, fixtures and equipment	567,330	519,358
Land	294,074	316,364
Construction in progress	34,633	37,438

	3,606,502	3,904,397
Accumulated depreciation	(1,019,123)	(948,631)

	$2,587,379	$2,955,766

     In 2004, we acquired the 132 room Santa Monica Hotel in California for $27.8 million. We entered into a 14-year management agreement with IHG for the hotel. We utilized cash on hand to acquire this hotel.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Investment in Hotels — (continued)
     Discussions of hotel dispositions are included in our Discontinued Operations footnote.
     We invested $112 million and $96 million in additions and improvements to our consolidated hotels during the years ended December 31, 2005 and 2004, respectively.
4. Impairment Charge
     Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.
     When testing for recoverability we generally use historical and projected cash flows over the expected hold period. When determining fair value for purposes of determining impairment we use a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets in specific markets. The estimated cash flows used to test for recoverability are undiscounted while the cash flows used for determining fair values are discounted using a reasonable capitalization rate, or as earlier noted based on the local market conditions using recent sales of similar assets.
     In 2005, we recorded impairment charges, under the provisions of SFAS 144, of $266.8 million ($263.1 million of which is included in continuing operations and the remainder is included in discontinued operations). The 2005 charges primarily related to our decision to designate as non-strategic and sell an additional 28 hotels, in connection with the negotiation of the amendment to our IHG management agreements. Under the management agreements entered into the IHG in 2001 and amended in 2004, we were obligated to reinvest the net proceeds from the sale of IHG-managed hotels in other IHG-managed hotels or pay substantial liquidated damages to IHG. This potential exposure to liquidated damages made it impractical to sell IHG-managed hotels. In January 2006, we executed an agreement modifying our management agreements covering our hotels managed by IHG. This agreement eliminates any potential liquidated damages or reinvestment requirement with respect to hotels previously sold, IHG-managed hotels now identified for sale and one Crowne Plaza hotel to be converted to another brand. We also recorded impairment charges with respect to 11 hotels previously designated as non-strategic principally because of revised estimates of fair value resulting from changes in the market and sales offers. In January 2006, we sold eight non-strategic hotels for gross proceeds of approximately $160 million.
     In 2004, we recorded impairment charges, under the provisions of SFAS 144, of $38.3 million ($3.5 million of which is included in continuing operations and the remainder is included in discontinued operations). The 2004 charges are related to 17 hotels. With respect to one hotel, we entered into an option in the third quarter 2004 that would permit the option holder to purchase the hotel for substantially less than its carrying value. The remaining hotels either had revised estimates of fair value or reduced estimated holding periods.
     In 2003, we recorded impairment charges, under the provisions of SFAS 144, of $245.5 million ($74.2 million of which is included in continuing operations and the remainder is included in discontinued operations). The 2003 charges were primarily related to our decision to sell 11 IHG-managed hotels, following an amendment to the management agreements on these hotels, and our decision to sell an additional seven hotels. We tested certain of our previously impaired non-strategic hotels for recoverability during the fourth quarter of 2003 as the result of one or more of the following circumstances: continued operating losses; further declines in revenue, in excess of that in our core portfolio; further reductions in the estimated hold periods; and revised estimates of fair value. As a result, we recorded additional impairment charges on certain of the non-strategic hotels identified for sale in 2002.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Impairment Charge — (continued)
     The non-strategic hotels held for investment, which are included in our continuing operations, were tested for impairment as required by SFAS 144 using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotels. Those hotels that failed the impairment test described in SFAS 144 were written down to their then current estimated fair value, before any selling expenses. These hotels continue to be depreciated over their remaining useful lives.
     We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weaken, or if we shorten our contemplated holding period for certain of our hotels.
5. Discontinued Operations
     The results of operations of the19 hotels disposed of in 2005, 18 hotels disposed of in 2004 and 16 hotels disposed of in 2003, are presented in discontinued operations for the periods presented.
     Results of operations for the 53 hotels included in discontinued operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Hotel operating revenue	$45,970	$145,007	$209,684
Operating expenses	(44,599)	(146,430)	(211,091)

Operating income (loss)	1,371	(1,423)	(1,407)
Direct interest costs, net	(918)	(3,943)	(3,003)
Impairment	(3,660)	(34,795)	(171,349)
Gain on the early extinguishment of debt	3,280	—	1,611
Gain on disposition	11,736	19,422	2,376
Minority interest	—	1,281	1,616

Income (loss) from discontinued operations	$11,809	$(19,458)	$(170,156)

     In 2005, we sold 11 hotels for gross proceeds of $79.2 million. Additionally, in 2005 we relinquished title to the non-recourse mortgage holder of eight limited service hotels, owned by a consolidated joint venture, in exchange for the extinguishment of $49.2 million of debt. Associated with these eight hotels we recorded $1.3 million of asset disposition costs and $3.3 million gain on early extinguishment of debt.
     In 2004, we sold 17 hotels for gross proceeds of $157.0 million. We also transferred our interest in a hotel that we leased to the lessor in 2004. In conjunction with the termination of this lease we paid the lessor $5 million, which was recorded as asset disposition costs.
     In 2003, we sold 14 hotels for gross proceeds of $123.1 million. We also relinquished title to the non-recourse mortgage holder of two low-rise hotels in exchange for the extinguishment of $9.7 million of debt. Associated with these two hotels we recorded $0.3 million gain on early extinguishment of debt.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Investment in Unconsolidated Entities
     We owned 50% interests in joint venture entities that owned 19 hotels at December 31, 2005 and 20 hotels at December 31, 2004. We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.
     Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	December 31,
	2005	2004
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$259,645	$282,028
Total assets	$287,375	$313,104
Debt	$203,880	$218,292
Total liabilities	$203,484	$237,597
Equity	$83,891	$75,507
     Debt of our unconsolidated entities at December 31, 2005, consisted of $203.9 million of non-recourse mortgage debt.
     Summarized combined statement of operations information for 100% of our unconsolidated entities is as follows (in thousands):

	2005	2004	2003
Total revenues	$75,396	$67,902	$75,456
Net income	$21,801	$33,746(a)	$9,438
Net income attributable to FelCor LP	$11,348	$18,483	$4,459
Preferred return	516	516	514
Depreciation of cost in excess of book value	(1,695)	(1,878)	(2,603)

Equity in income from unconsolidated entities	$10,169	$17,121	$2,370

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
     A summary of the components of our investment in unconsolidated entities as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Hotel investments	$43,117	$38,497
Cost in excess of book value of hotel investments	63,098	68,924
Land and condominium investments	4,270	4,124
Hotel lessee investments	(1,223)	(702)

	$109,262	$110,843

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Investment in Unconsolidated Entities — (continued)
     A summary of the components of our equity in income of unconsolidated entities for the years ended December 31, 2005, 2004, and 2003, are as follows (in thousands):

	2005	2004	2003
Hotel investments	$10,691	$17,673	$2,981
Hotel lessee operations	(522)	(552)	(611)

	$10,169	$17,121	$2,370

     In 2005, we acquired, for $1.2 million, an additional 25% interest in a joint venture owning a single hotel, bringing our interest in this previously unconsolidated venture to 75%. This venture has been included in our consolidated financial statements at December 31, 2005 from the date of acquisition of the remaining interest.
7. Debt
     Debt at December 31, 2005 and 2004 consisted of the following (in thousands):

					Balance Outstanding
	Encumbered	Interest Rate at		Maturity	December 31,
	Hotels	December 31, 2005		Date	2005	2004
Promissory note	none	6.31	(a)	June 2016	$650	$650
Senior unsecured term notes	none	7.63		Oct. 2007	123,358	122,426
Senior unsecured term notes	none	9.00		June 2011	298,660	298,409
Term loan(b)	none	5.81		Oct. 2006	225,000	—
Senior unsecured term notes	none	8.48	(c)	June 2011	290,000	290,000

Total unsecured debt(d)		7.89			937,668	711,485

Mortgage debt	9 hotels	6.52		July 2009-2014	104,282	192,363
Mortgage debt	8 hotels	6.63	(e)	May 2006	117,913	144,669
Mortgage debt	—	—		—	—	127,316
Mortgage debt	7 hotels	7.32		April 2009	127,455	130,458
Mortgage debt	4 hotels	7.55		June 2009	41,912	67,959
Mortgage debt	8 hotels	8.70		May 2010	172,604	175,504
Mortgage debt	7 hotels	8.73		May 2010	133,374	135,690
Mortgage debt	1 hotel	6.77	(a)	August 2008	15,500	15,500
Mortgage debt	—	—		—	—	10,521
Mortgage debt	1 hotel	7.91		Dec. 2007	10,457	—
Mortgage debt	—	—		—	—	49,476
Other	1 hotel	9.17		August 2011	5,204	6,181
Construction loan	—	6.47		Oct. 2007	8,911	—

Total secured debt(d)	46 hotels	7.69			737,612	1,055,637

Total(d)		7.80%			$1,675,280	$1,767,122

(a)	Variable interest rate based on LIBOR. The six month LIBOR was 4.58% at December 31, 2005.

(b)	This term loan was repaid in January 2006.

(c)	Variable interest rate based on LIBOR. $100 million of these notes were matched with interest rate swap agreements that effectively converted the variable interest rate to a fixed rate.

(d)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2005.

(e)	Variable interest rate based on LIBOR. This debt may be extended at our option for up to two, one-year periods.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt — (continued)
     We reported interest expense net of interest income of $4.1 million, $2.8 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We capitalized interest of $1.9 million, $1.5 million and $0.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.
     In the fourth quarter of 2005, we retired $258 million of secured debt related to 25 hotels and entered into a $225 million unsecured term loan. In connection with the early retirement of $258 million of secured debt we recorded $15 million expense in the fourth quarter of 2005. The $225 million term loan was subsequently retired in January 2006 with proceeds from hotel sales, cash on hand and $45 million drawn on our $125 million line of credit, which was established in January 2006. This line of credit has certain restrictive financial covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and a maximum payout ratio. Associated with the early retirement of the $225 million term loan in January 2006, we will record $0.7 million write-off of loan costs in the first quarter of 2006.
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
     In 2004, we also elected to terminate our line of credit and wrote off debt issue costs of $0.2 million. We charged off $2.8 million and $3.2 million of unamortized deferred costs as a result of a reduction of the line of credit commitments in 2003 and 2002, respectively.
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
     At December 31, 2005, we had aggregate mortgage indebtedness of $738 million that was secured by 46 of our consolidated hotels with an aggregate book value of $1.2 billion and our Royale Palms condominium development. Substantially all of this debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse provisions. Loans secured by 10 hotels provide for lock-box arrangements.
     With respect to loans secured by 10 hotels, the owner is permitted to retain 115% of budgeted hotel operating expenses before the remaining revenues would become subject to a similar lock-box arrangement if a specified debt service coverage ratio was not met. The mortgage loans secured by eight of these 10 hotels also

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt — (continued)
     provide that, so long as the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to the owner. Eight of these 10 hotels, which accounted for 6% of our total revenues in 2005, are currently below the applicable debt service coverage ratio and are subject to the lock-box provisions. None of the hotels are currently below the second, even lower minimum debt service coverage ratio that would permit the lender to retain excess cash after deduction for the 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements.
     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and an interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum required to meet FelCor’s REIT qualification test; repurchase partnership units; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for actual cash distributions by unconsolidated entities, gains or losses from asset sales, distributions on preferred units and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. Although our current debt-to-EDITDA ratio is below 4.85 to 1, a decline in our EBITDA, as a result of asset sales or adverse economic developments, or an increase in our debt, could make us subject to this limitation.
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
     Future scheduled principal payments on debt obligations at December 31, 2005, are as follows (in thousands):

Year
2006(a)	$356,639
2007	149,737
2008	40,106
2009	176,560
2010	281,843
2011 and thereafter	673,377

1,678,262
Discount accretion over term	(2,982)

$1,675,280

(a)	Includes a $225 million term note that was repaid in January 2006 and a $118 million non-recourse mortgage loan maturing in 2006, that may be extended at our option for up to two, one-year periods, subject to certain contingencies.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Derivatives
     On the date we enter into a derivative contract, we designate the derivative as a hedge to the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), or the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge). For a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. At December 31, 2005, all of our outstanding hedges were cash flow hedges.
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
     In June 2004, we unwound six interest rate swap agreements, designated as fair value hedges, with an aggregate notional amount of $175 million that were matched with the $175 million in senior unsecured notes due 2004 that we redeemed. A $1 million gain was recorded, offsetting the loss on the redemption of the debt. Also during June 2004, five additional swaps with an aggregate amount of $125 million that were matched to the $125 million senior unsecured notes due 2007 were unwound at a cost of $2.3 million. The $2.3 million was applied to the principal balance of these notes and will be amortized to interest expense over the remaining life of the debt. During July 2004, four interest rate swap agreements with a notional value of $100 million, that were matched to mortgage debt maturing in November 2007, were unwound at a cost of $1.3 million. The $1.3 million was applied to the principal balance of this debt and will be amortized to interest expense over the remaining life of this debt.
     To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Derivatives — (continued)
     At December 31, 2005, we had three interest rate swaps with aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps are designated as cash flow hedges, and are marked to market through other comprehensive income. The estimated unrealized net gain on these interest rate swap agreements was approximately $2.2 million at December 31, 2005, and represents the amount we would receive if the agreements were terminated, based on current market rates. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the year ended December 31, 2006, approximately $1.2 million of gains in accumulated other comprehensive income related to the interest rate swap are expected to be reclassified as a reduction in interest expense as a yield adjustment of the hedged debt obligation. The interest rate received on these interest rate swaps is 4.25% plus LIBOR and the interest rate paid is 7.80%. These swaps have been 100% effective through December 31, 2005.
     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps increased interest expense by $0.3 million during the year ended December 31, 2005 and decreased interest expense by $4.1 million and $7.2 million during the years ended December 31, 2004 and 2003, respectively. Our interest rate swaps have monthly to semi-annual settlement dates. Agreements such as these contain a credit risk in that the counterparties may be unable to fulfill the terms of the agreement. We minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and we do not anticipate nonperformance by the counterparties. The Standard & Poor’s credit ratings for each of the financial institutions that are counterparties to our interest rate swap agreements are AA to AA-.
     To fulfill requirements under the $150 million secured loan facility executed in April 2003, we purchased 6% interest rate caps with a notional amount of $141.1 million. We concurrently sold interest rate caps with identical terms. In July 2004, we purchased 6.5% interest rate caps on LIBOR with a notional amount of $84.6 million to fulfill requirements under an $87 million cross-collateralized floating rate CMBS loan and concurrently sold interest rate caps with identical terms. These interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps were equal at December 31, 2005, resulting in no net earnings impact.
9. Fair Value of Financial Instruments
     SFAS 107 requires disclosures about the fair value of all financial instruments, whether or not recognized for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2005. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) debt is based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) our interest rate swaps and the hedged debt are recorded at estimates of fair value, which are based on the amount that we estimate we would currently receive upon termination of these instruments at current market rates and with reasonable assumptions about relevant future market conditions. The estimated fair value of our debt is $1.6 billion at December 31, 2005.

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
     We generally lease our hotels to wholly-owned TRSs that are subject to federal and state income taxes. In 2005 and 2004, we also contributed certain hotel assets to our wholly-owned TRSs. We account for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Reconciliation between TRS’s GAAP net loss and taxable loss:
     The following table reconciles the TRS GAAP net loss to taxable loss for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
GAAP net loss	$(265,292)	$(106,808)	$(327,921)
GAAP net loss (income) not related to taxable subsidiaries	(23,560)	41,849	189,240

GAAP net loss of taxable subsidiaries	(288,852)	(64,959)	(138,681)
Impairment loss not deductible for tax	231,605	8,509	39,303
Tax loss in excess of book gains on sale of hotels	(39,842)	(51,576)	(31,423)
Depreciation and amortization(a)	(1,910)	(4,948)	(1,625)
Employee benefits not deductible for tax	1,708	1,040	2,381
Other book/tax differences	4,779	(3,216)	(2,997)

Tax loss of taxable subsidiaries	$(92,512)	$(115,150)	$(133,042)

(a)	The changes in book/tax differences in depreciation and amortization principally resulting from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes — (continued)
Summary of TRS’s net deferred tax asset:
     At December 31, 2005 and 2004, our TRS had a deferred tax asset, prior to any valuation allowance, primarily comprised of the following (in thousands):

	2005	2004
Accumulated net operating losses of our TRS	$162,827	$127,672
Tax property basis in excess of book	—	10,524
Accrued employee benefits not deductible for tax	9,695	9,046
Bad debt allowance not deductible for tax	837	344

Gross deferred tax assets	173,359	147,586
Valuation allowance	(133,138)	(147,586)

Deferred tax asset after valuation allowance	40,221	—

Gross deferred tax liability — book property basis in excess of tax	(40,221)	—

Net deferred tax asset	$—	$—

     We have provided a valuation allowance against our deferred tax asset as of December 31, 2005 and 2004, that results in a net deferred tax asset of zero as of December 31, 2005 and 2004 due to the uncertainty of realization (because of ongoing operating losses). Accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations. As of December 31, 2005, the TRS has net operating loss carryforwards for federal income tax purposes of $428.5 million which are available to offset future taxable income, if any, through 2025.
Reconciliation between FelCor’s REIT GAAP net loss and taxable income loss:
     The following table reconciles FelCor’s REIT GAAP net income (loss) to taxable income (loss) for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
GAAP net income (loss) not related to taxable subsidiary	$23,560	$(41,849)	$(189,240)
Losses allocated to unitholders other than FelCor	13,677	6,681	17,777

GAAP net income (loss) from REIT operations	37,237	(35,168)	(171,463)
Book/tax differences, net:
Depreciation and amortization(a)	4,797	2,386	14,236
Minority interests	(24,204)	(2,724)	(19,241)
Tax loss in excess of book gains on sale of hotels	(21,547)	(10,893)	(2,736)
Impairment loss not deductible for tax	35,146	29,779	206,206
Other	4,045	1,314	(184)

Taxable income (loss) subject to distribution requirement(b)	$35,474	$(15,306)	$26,818

(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.

(b)	The dividend distribution requirement is 90%.
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

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Redeemable Operating Partnership Units and Partners’ Capital
     FelCor is our sole general partner and is obligated to contribute the net proceeds from any issuance of its equity securities to us in exchange for units corresponding in number and terms to the equity securities issued by it. We may also issue units to third parties in exchange for like number of shares of FelCor common stock, or at the option of FelCor, for the cash equivalent thereof. Due to these redemption rights, these limited partnership units have been excluded from partners’ capital and are included in redeemable units and measured at redemption value as of the end of the periods presented. At December 31, 2005, and 2004 there were 2,762,540 and 2,788,135 redeemable units outstanding. During 2005, 25,595 units were exchanged for a like number of FelCor’s common stock issued from treasury stock. During 2004, 245,398 units were exchanged for a like number of FelCor’s common stock issued from treasury stock.
     As of December 31, 2005, FelCor had $600 million of common stock, preferred stock, debt securities, and/or common stock warrants available for offerings under a shelf registration statement previously declared effective.
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
     The Series A preferred units bears an annual cumulative distribution payable in arrears equal to the greater of $1.95 per unit or the cash distributions declared or paid for the corresponding period on the number of common units into which the Series A preferred units are then convertible. Each unit of the Series A preferred units is convertible at the unitholder’s option to 0.7752 units of common partnership units, subject to certain adjustments. During 2000, holders of 69,400 shares of Series A preferred units converted their units to 53,798 common partnership units.
     In 1998, FelCor issued 5.75 million depositary shares, representing 57,500 shares of its 9% Series B preferred stock at $25 per depositary share. In 2002, FelCor issued 1,025,800 depositary shares, representing 10,258 shares of its Series B preferred stock at $24.37 per depositary share to yield 9.4%. In 2005, FelCor redeemed all of the outstanding Series B preferred stock from the proceeds of the issuance of its Series C preferred stock.
     On April 8, 2005, FelCor completed the issuance of 5.4 million depositary shares, and issued an additional 1.4 million depositary shares on August 30, 2005, each representing 1/100 of a share of its 8% Series C Cumulative Redeemable Preferred Stock, with aggregate gross proceeds of $169.4 million. FelCor contributed the proceeds to us in exchange for a like number of Series C preferred units. We used the proceeds to redeem all of our Series B preferred units from FelCor. FelCor then redeemed all the outstanding shares of

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Redeemable Operating Partnership Units and Partners’ Capital — (continued)
its Series B preferred stock. The redemption of the Series B preferred units resulted in a reduction in income available to common unitholders of $6.5 million and representing the original issuance cost of the Series B preferred units redeemed. FelCor may call the Series C preferred stock and the corresponding depositary shares at $25 per depositary share. These shares have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of our other securities. The Series C preferred stock has a liquidation preference of $2,500 per share (equivalent to $25 per depositary share) and is entitled to annual cumulative dividends at the rate of 8% of the liquidation preference (equivalent to $2.25 annually per depositary share). The preference on our Series C preferred units is the same as FelCor’s Series C preferred stock.
     Accrued distributions payable of $8.6 million at December 31, 2005, were paid in January 2006.
12. Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs
     Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Room revenue	$975,128	$886,478	$835,278
Food and beverage revenue	174,537	168,391	156,974
Other operating departments	60,465	58,284	55,090

Total hotel operating revenues	$1,210,130	$1,113,153	$1,047,342

     Approximately 99.8% to 99.9% of our revenue in 2005, 2004 and 2003 was comprised of hotel operating revenues, which includes room revenue, food and beverage revenue, and revenue from other operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining percentage of our revenue was from retail space rental revenue and other sources in 2005, 2004 and 2003. During 2004, we recorded $1 million of other revenue that we received in development fees from the successful completion of a condominium project.
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
     Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Room	$253,563	$238,807	$219,399
Food and beverage	135,558	132,561	123,736
Other operating departments	30,356	29,028	24,311

Total hotel departmental expenses	$419,477	$400,396	$367,446

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs — (continued)
     Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Hotel general and administrative expense	$115,394	$104,780	$99,876
Marketing	103,807	96,465	90,881
Repair and maintenance	67,359	64,494	59,384
Utilities	66,510	57,848	53,470

Total other property operating costs	$353,070	$323,587	$303,611

     Included in hotel departmental expenses and other property operating costs were hotel compensation and benefit expenses of $383.6 million, $364.3 million and $341.6 million for the year ended December 31, 2005, 2004 and 2003, respectively.
13. Taxes, Insurance and Lease Expense
     Taxes, insurance and lease expense from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Operating lease expense (a)	$65,659	$59,508	$55,637
Real estate and other taxes	42,507	37,810	42,091
Property, general liability insurance and other	14,020	11,992	15,101

Total taxes, insurance and lease expense	$122,186	$109,310	$112,829

(a)	Includes hotel lease expense of $57.0 million, $51.4 million and $47.2 million, respectively, associated with 14 hotels in 2005 and 15 hotels in 2004 and 2003 owned by unconsolidated entities and leased to our consolidated lessees. Included in lease expense is $31.0 million, $23.6 million and $19.5 million in percentage rent for the year ended December 31, 2005, 2004 and 2003, respectively.
14. Land Leases and Hotel Rent
     We lease land occupied by certain hotels from third parties under various operating leases that expire through 2073. Certain land leases contain contingent rent features based on gross revenue at the respective hotels. In addition, we recognize rent expense for 14 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees. These leases expire through 2015 and require the payment of base rents and contingent rent based on revenues at the respective hotels. Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2005, were as follows (in thousands):

Year
2006	$34,996
2007	14,612
2008	10,926
2009	10,919
2010	10,081
2011 and thereafter	92,102

$173,636

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Earnings Per Unit
     The following table sets forth the computation of basic and diluted earnings per unit for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per unit data):

	2005	2004	2003
Numerator:
Loss from continuing operations	$(277,101)	$(87,350)	$(157,765)
Less: Preferred distributions	(39,408)	(35,130)	(26,908)
Issuance costs of redeemed preferred units	(6,522)	—	—

Loss from continuing operations and applicable to common unitholders	(323,031)	(122,480)	(184,673)
Discontinued operations	11,809	(19,458)	(170,156)

Net loss applicable to common unitholders	$(311,222)	$(141,938)	$(354,829)

Denominator:
Denominator for basic loss per unit — weighted average units	62,214	61,984	61,845

Denominator for diluted loss per unit — adjusted weighted average units and assumed conversions	62,214	61,984	61,845

Loss per unit data:
Basic:
Loss from continuing operations	$(5.19)	$(1.98)	$(2.99)

Discontinued operations	$0.19	$(0.31)	$(2.75)

Net loss	$(5.00)	$(2.29)	$(5.74)

Diluted:
Loss from continuing operations	$(5.19)	$(1.98)	$(2.99)

Discontinued operations	$0.19	$(0.31)	$(2.75)

Net loss	$(5.00)	$(2.29)	$(5.74)

     Securities that could potentially dilute basic earnings per unit in the future that were not included in computation of diluted earnings per unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2005	2004	2003
FelCor restricted shares granted but not vested	648	395	303
Series A convertible preferred units	9,985	9,985	4,636
     Series A preferred distributions that would be excluded from net income (loss) applicable to common unitholders, if the Series A preferred units were dilutive, were $25.1 million in 2005, $19.9 million in 2004 and $11.7 million for 2003.
16. Commitments, Contingencies and Related Party Transactions
     Our general partner FelCor shares the executive offices and certain employees with FelCor, Inc. (controlled by Thomas J. Corcoran, Jr., Chairman of FelCor’s Board of Directors), and it paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment. Any such allocation of shared expenses must be approved by a majority of FelCor’s independent directors. FelCor, Inc. had a 10% ownership interest in one hotel and limited other investments. FelCor, Inc. paid $50,000 for shared office costs in both 2005 and 2004 and $46,000 in 2003.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Commitments, Contingencies and Related Party Transactions — (continued)
     In an effort to keep our cost of insurance within reasonable limits, we have only purchased terrorism insurance for those hotels that are secured by mortgage debt, as required by our lenders. Our terrorism insurance has per occurrence and aggregate limits of $50 million. We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 71 of our hotels; the remainder of our hotels participate in general liability programs of our managers, with no deductible. Because of our general liability deductible for the 71 hotels, we maintain reserves to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred as of the end of each accounting period. At December 31, 2005 and 2004, our reserve for this self-insured portion of general liability claims was $5.6 million and $3.9 million, respectively. Our property program has a $100,000 all risk deductible, a deductible of 3% of insured value for named windstorm and a deductible of 5% of insured value for California quake. Should uninsured or not fully insured losses be substantial, they could have a material adverse impact on our operating results and cash flows.
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
     Our hotels are operated under various management agreements that call for base management fees, which range from 2% to 7% of hotel room revenue and generally have an incentive provision related to the hotel’s profitability. In addition, the management agreements generally require us to invest approximately 3% to 5% of revenues in capital maintenance. The management agreements have terms from 5 to 20 years and generally have renewal options.
     With the exception of 69 hotels whose rights to use a brand name are contained in the management agreement governing their operations, and our one hotel that does not operate under a nationally recognized brand name, each of our hotels operates under a franchise or license agreement. Typically, our franchise or license agreements provide for a royalty fee of 4% of room revenues to be paid to the franchisor.
     In the event we breach one of our Embassy Suites Hotels franchise license agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.
     As a part of the amendment to the IHG management agreements, we have agreed to spend, by June 30, 2007, approximately $50.6 million with regard to special capital plans on 11 hotels. We are to agree upon special capital plans to be completed by July 2008 with regard to four hotels and January 2011 with regard to two hotels.
17. Supplemental Cash Flow Disclosure
     At December 31, 2005, $8.6 million of aggregate preferred unit distributions had been declared for payment in January 2006. At December 31, 2004, and 2003, $10.1 million and $6 million, respectively, of aggregate preferred unit distributions had been declared for payment in the following January.
     As a result of the exchange of 25,595 partnership units and 245,398 partnership units for FelCor common stock in 2005 and 2004, respectively, we recorded a reduction in redeemable units of $0.4 million in 2005 and $2.7 million in 2004 and a corresponding increase in partners’ capital.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Supplemental Cash Flow Disclosure — (continued)
     Depreciation expense is comprised of the following (in thousands):

	For the years ending December 31,
	2005	2004	2003
Depreciation from continuing operations	$119,323	$111,836	$116,710
Depreciation from discontinued operations	3,212	10,817	23,515

Total depreciation expense	$122,535	$122,653	$140,225

     For the year ended December 31, 2005, repayment of borrowings of $293.0 million consisted of early retirement of secured debt of $262.0 million and $31.0 million of normal recurring principal payments.
     For the year ended December 31, 2004, repayment of borrowings of $838.9 million consisted of $775.0 million in early retirement of senior notes, $18.9 million of normal recurring principal payments, $41.3 million of premium paid in excess of par on the retirement of the senior notes and $3.7 million to retire interest rate swaps. For the year ended December 31, 2003, the repayment of borrowings consisted entirely of debt repayment and normal recurring principal payments.
18. FelCor’s Stock Based Compensation Plans
     We have no employees. FelCor as our sole general partner performs our management functions. Upon the issuance of any stock, FelCor is obligated to contribute the proceeds to us, if any, in exchange for a like number of units.
     FelCor sponsors four restricted stock and stock option plans, or the FelCor Plans. In addition, upon completion of the merger with Bristol in 1998, it assumed two stock option plans previously sponsored by Bristol, or the Bristol Plans. FelCor was initially obligated to issue up to 1,237,309 shares of its common stock pursuant to the Bristol Plans. No additional options may be awarded under the Bristol Plans. The FelCor Plans and the Bristol Plans are referred to collectively as the Plans.
     FelCor is authorized to issue 4,700,000 shares of common stock under the FelCor Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock. All options have 10-year contractual terms and vest either over five equal annual installments (20% per year), beginning in the year following the date of grant or 100% at the end of a four-year vesting term. Under the FelCor Plans, there were 990,138 shares available for grant at December 31, 2005.
     There were options covering 75,385 FelCor shares outstanding under the Bristol Plans at December 31, 2005. These options are fully vested.
Stock Options
     A summary of the status of FelCor’s non-qualified stock options under the Plans as of December 31, 2005, 2004 and 2003, and the changes during these years are presented in the following tables:

	2005		2004		2003
		Weighted		Weighted		Weighted
	No. Shares of	Average	No. Shares of	Average	No. Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year	1,478,760	$24.72	1,911,544	$22.72	1,990,830	$22.70
Forfeited	(13,503)	$22.30	(432,784)	$15.91	(79,286)	$22.15

Outstanding at end of year	1,465,257	$23.41	1,478,760	$24.72	1,911,544	$22.72

Exercisable at end of year	1,455,257	$23.46	1,333,760	$24.24	1,664,594	$23.70

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. FelCor’s Stock Based Compensation Plans — (continued)

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
Range of	Outstanding	Remaining	Wgtd Avg.	Exercisable	Wgtd. Avg.
Exercise Prices	at 12/31/05	Life	Exercise Price	at 12/31/05	Exercise Price
$15.62 to $22.56	1,094,535	3.39	$21.03	1,084,535	$21.08
$24.18 to $36.12	305,722	0.70	$29.10	305,722	$29.10
$36.63	65,000	1.47	$36.63	65,000	$36.63

$15.62 to $36.63	1,465,257	2.74	$23.41	1,455,257	$23.46

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000 when options were granted: dividend yield of 12.44% to 11.28%; risk free interest rates are different for each grant and range from 4.33% to 6.58%; the expected lives of options were six years; and volatility of 21.04% for 2001 grants and 18.22% for 2000 grants. The weighted average fair value of options granted during 2001, was $0.85 per share. FelCor has issued no stock options since 2001.
Restricted Stock
     A summary of the status of FelCor’s restricted stock grants as of December 31, 2005, 2004, and 2003, and the changes during these years are presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Market		Fair Market		Fair Market
		Value		Value		Value
	No. Shares	at Grant	No. Shares	at Grant	No. Shares	at Grant
Outstanding at beginning of the year	1,187,606	$17.54	731,431	$22.03	633,681	$23.73
Granted(a):
With immediate vesting(b)	22,300	$13.73	26,500	$10.00	27,400	$10.98
With 4-year pro rata vesting	319,300	$12.52	295,040	$10.00	—	—
Vesting within 12 months of grant	—	—	50,000	$12.47	—	—
With 5-year pro rata vesting	20,000	$13.85	110,000	$12.25	70,350	$10.98
Forfeited	—	—	(25,365)	$18.19	—	—

Outstanding at end of year	1,549,206	$13.35	1,187,606	$17.54	731,431	$22.03

Vested at end of year	795,738	$18.49	558,151	$20.52	431,550	$21.49

(a)	All shares granted are issued out of treasury except for 5,200, 6,300 and 6,900 of the restricted shares issued to directors during the years ended December 31, 2005, 2004 and 2003, respectively.

(b)	Shares awarded to FelCor’s directors.
19. Employee Benefits
     We have no employees. FelCor as our sole general partner performs our management functions. FelCor offers a 401(k) plan, health insurance benefits and a deferred compensation plan to its employees. FelCor’s matching contribution to its 401(k) plan was $0.7 million for 2005 and $0.6 million for 2004 and 2003. The cost of health insurance benefits to FelCor’s employees were $0.7 million during 2005 and $0.6 million each of the years ended December 31, 2004 and 2003. The deferred compensation plan FelCor offers is available only to FelCor’s directors and qualifying senior officers. FelCor makes no matching or other contributions to the deferred compensation plan, other than the payment of its operating and administrative expenses.
     The employees at our hotels are employees of the respective management companies. Under the management agreements, we reimburse the management companies for the compensation and benefits related to the employees who work at our hotels. We are not, however, the sponsors of their employee benefit plans and have no obligation to fund these plans.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Segment Information
     SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one operating segment because of the similar economic characteristics of our hotels.
     The following table sets forth revenues for continuing operations, and investment in hotel assets represented by, the following geographical areas as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Revenue			Investment in Hotel Assets
	2005	2004	2003	2005	2004	2003
California	$216,039	$196,071	$189,737	$715,815	$727,375	$677,381
Texas	188,288	171,669	163,349	534,299	674,590	766,134
Florida	152,062	137,917	126,424	535,009	524,856	515,640
Georgia	106,345	96,111	89,700	294,976	356,925	359,004
Other states	522,668	489,326	457,869	1,461,117	1,559,156	1,615,529
Canada	26,777	24,780	21,285	65,286	61,495	56,276

Total	$1,212,179	$1,115,874	$1,048,364	$3,606,502	$3,904,397	$3,989,964

21. Recently Issued Statements of Financial Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005. We expect to adopt this standard under the modified prospective application. Adoption is not expected to have a material effect on the Company.
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. Adoption did not have a material effect on the Company’s consolidated financial statements.
22. Quarterly Operating Results (unaudited)
     Our unaudited consolidated quarterly operating data for the years ended December 31, 2005 and 2004, follows (in thousands, except per unit data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in partners’ capital and cash flows for a period of several years.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22.	Quarterly Operating Results (unaudited) — (continued)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Total revenues	$284,434	$317,999	$309,885	$299,861
Net income (loss) from continuing operations	$(7,753)	$6,029	$(5,445)	$(290,452)
Discontinued operations	$(2,364)	$(7)	$12,705	$1,475
Net income (loss)(a)	$(8,857)	$10,135	$11,263	$(277,833)
Net income (loss) applicable to common unitholders	$(18,948)	$(4,872)	$110	$(287,512)
Comprehensive income (loss)	$(5,788)	$8,938	$15,164	$(252,430)
Diluted per common unit data:
Net loss from continuing operations	$(0.27)	$(0.08)	$(0.20)	$(4.64)
Discontinued operations	$(0.03)	$—	$0.20	$0.02
Net loss	$(0.30)	$(0.08)	$—	$(4.62)
Weighted average common units outstanding	62,204	62,192	62,216	62,216

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Total revenues	$270,465	$292,555	$284,889	$267,965
Net loss from continuing operations	$(18,310)	$(34,270)	$(10,103)	$(24,667)
Discontinued operations	$(3,796)	$519	$(29,104)	$12,923
Net loss(b)	$(22,106)	$(33,751)	$(39,207)	$(11,744)
Net loss applicable to common unitholders	$(28,832)	$(42,721)	$(48,550)	$(21,835)
Comprehensive loss	$(19,753)	$(30,104)	$(30,274)	$(7,013)
Diluted per common unit data:
Net loss from continuing operations	$(0.41)	$(0.70)	$(0.31)	$(0.56)
Discontinued operations	$(0.06)	$0.01	$(0.47)	$0.21
Net loss	$(0.47)	$(0.69)	$(0.78)	$(0.35)
Weighted average common units outstanding	61,970	61,982	61,978	61,981

(a)	The fourth quarter net loss in 2005 includes an impairment charge of $263 million.

(b)	The third and fourth quarter’s net loss in 2004 include impairment charges of $33.0 million and $5.3 million, respectively. The second, third and fourth quarter’s net loss in 2004 also includes loss from earlier retirement of debt of $31.2 million, $12.9 million and $5.8 million, respectively.
     In accordance with SFAS 144, amounts previously reported in continuing operations have been reclassified to discontinued operations upon sale of hotels or the designation of hotels as “held for sale” in subsequent periods.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Consolidating Financial Information
     Certain of the Company’s wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor/CSS Hotels, L.L.C.; FelCor/LAX Hotels L.L.C.; FelCor Eight Hotels, L.L.C.; FelCor/St. Paul Holdings, L.P.; FelCor/LAX Holdings, L.P.; FHAC Nevada Holdings, L.L.C.; FelCor TRS Holdings, L.P.; Kingston Plantation Development Corp.; FHAC Texas Holdings, L.P.; FelCor Omaha Hotel Company, L.L.C.; FelCor Country Villa Hotel, L.L.C.; FelCor Moline Hotel, L.L.C.; FelCor Holdings Trust, FelCor Canada Co. and FelCor Hotel Asset Company, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor and one of its wholly-owned subsidiaries (FelCor Nevada Holdings, L.L.C.), are guarantors of senior debt. The following tables present consolidating information for the Subsidiary Guarantors.
CONSOLIDATING BALANCE SHEET
December 31, 2005
(in thousands)
ASSETS

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Net investment in hotel properties	$115,615	$666,137	$1,805,627	$—	$2,587,379
Equity investment in consolidated entities	1,582,280	—	—	(1,582,280)	—
Investment in unconsolidated entities	76,991	32,271	—	—	109,262
Cash and cash equivalents	48,393	36,189	9,982	—	94,564
Restricted cash	3,637	2,189	12,472	—	18,298
Accounts receivable	4,361	50,149	305	—	54,815
Deferred assets	6,262	1,139	5,022	—	12,423
Condominium development project	—	13,051	—	—	13,051
Other assets	11,294	17,599	408	—	29,301

Total assets	$1,848,833	$818,724	$1,833,816	$(1,582,280)	$2,919,093

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$737,087	$152,302	$785,891	$—	$1,675,280
Distributions payable	8,596	—	—	—	8,596
Accrued expenses and other liabilities	20,522	97,747	19,748	—	138,017

Total liabilities	766,205	250,049	805,639	—	1,821,893

Minority interest — other partnerships	25,442	(345)	14,917	—	40,014

Redeemable units, at redemption value	47,543	—	—	—	47,543

Preferred units	478,774	—	—	—	478,774
Common units	528,647	551,640	1,013,260	(1,582,280)	511,267
Accumulated other comprehensive income	2,222	17,380	—	—	19,602

Total partners’ capital	1,009,643	569,020	1,013,260	(1,582,280)	1,009,643

Total liabilities and partners’ capital	$1,848,833	$818,724	$1,833,816	$(1,582,280)	$2,919,093

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(in thousands)
ASSETS

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Net investment in hotel properties	$193,695	$1,015,155	$1,746,916	$—	$2,955,766
Equity investment in consolidated entities	1,769,874	—	—	(1,769,874)	—
Investment in unconsolidated entities	76,190	34,653	—	—	110,843
Assets held for sale	—	255	—	—	255
Cash and cash equivalents	84,829	29,387	5,094	—	119,310
Restricted cash	9,287	2,195	23,254	—	34,736
Accounts receivable	3,426	48,411	8	—	51,845
Deferred assets	8,917	1,218	8,669	—	18,804
Condominium development project	1,613	—	—	—	1,613
Other assets	8,239	16,185	62	—	24,486

Total assets	$2,156,070	$1,147,459	$1,784,003	$(1,769,874)	$3,317,658

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$776,790	$160,337	$829,995	$—	$1,767,122
Distributions payable	8,867	—	—	—	8,867
Accrued expenses and other liabilities	(764)	106,047	19,639	—	124,922

Total liabilities	784,893	266,384	849,634	—	1,900,911

Minority interest — other partnerships	1,195	(5,353)	50,923	—	46,765

Redeemable units, at redemption value	40,846	—	—	—	40,846

Preferred units	478,757	—	—	—	478,757
Common units	850,379	870,648	883,446	(1,769,874)	834,599
Accumulated other comprehensive income	—	15,780	—	—	15,780

Total partners’ capital	1,329,136	886,428	883,446	(1,769,874)	1,329,136

Total liabilities and partners’ capital	$2,156,070	$1,147,459	$1,784,003	$(1,769,874)	$3,317,658

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,210,130	$—	$—	$1,210,130
Percentage lease revenue	22,652	—	245,522	(268,174)	—
Other revenue	2,386	(337)	—	—	2,049

Total revenue	25,038	1,209,793	245,522	(268,174)	1,212,179

Expenses:
Hotel operating expense	—	833,895	—	—	833,895
Taxes, insurance and lease expense	4,436	354,580	31,344	(268,174)	122,186
Abandoned projects	265	—	—	—	265
Corporate expenses	3,832	8,784	6,409	—	19,025
Depreciation	6,890	39,145	73,288	—	119,323

Total operating expenses	15,423	1,236,404	111,041	(268,174)	1,094,694

Operating income (loss)	9,615	(26,611)	134,481	—	117,485
Interest expense, net	(48,381)	(9,878)	(72,695)	—	(130,954)
Impairment loss	—	(2,015)	(261,076)	—	(263,091)
Hurricane loss	(1,890)	(2,425)	(2,166)	—	(6,481)
Charge-off of deferred financing cost	—	—	(2,659)	—	(2,659)
Loss on early extinguishment of debt	—	—	(11,921)	—	(11,921)

Loss before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(40,656)	(40,929)	(216,036)	—	(297,621)
Gain on sale of assets	389	325	19	—	733
Equity in income from consolidated entities	(260,316)	—	—	260,316	—
Equity in income from unconsolidated entities	9,460	709	—	—	10,169
Minority interests in other partnerships	13,677	2,338	(6,397)	—	9,618

Income (loss) from continuing operations	(277,446)	(37,557)	(222,414)	260,316	(277,101)
Discontinued operations from consolidated entities	12,154	(345)	—	—	11,809

Net income (loss)	(265,292)	(37,902)	(222,414)	260,316	(265,292)
Preferred distributions	(39,408)	—	—	—	(39,408)
Issuance costs of redeemed preferred units	(6,522)	—	—	—	(6,522)

Net income (loss) applicable to unitholders	$(311,222)	$(37,902)	$(222,414)	$260,316	$(311,222)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,113,153	$—	$—	$1,113,153
Percentage lease revenue	21,986	—	203,971	(225,957)	—
Other revenue	1,721	1,000	—	—	2,721

Total revenue	23,707	1,114,153	203,971	(225,957)	1,115,874

Expenses:
Hotel operating expense	—	781,288	—	—	781,288
Taxes, insurance and lease expense	(4,223)	310,706	28,784	(225,957)	109,310
Corporate expenses	3,695	8,528	4,812	—	17,035
Depreciation	6,898	40,490	64,448	—	111,836

Total operating expenses	6,370	1,141,012	98,044	(225,957)	1,019,469

Operating income (loss)	17,337	(26,859)	105,927	—	96,405
Interest expense, net	(70,514)	(9,152)	(66,000)	—	(145,666)
Impairment loss	—	(3,494)	—	—	(3,494)
Hurricane loss	—	(2,125)	—	—	(2,125)
Charge-off of deferred financing cost	(6,960)	—	—	—	(6,960)
Loss on early extinguishment of debt	(44,216)	—	—	—	(44,216)
Gain on swap termination	1,005	—	—	—	1,005

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(103,348)	(41,630)	39,927	—	(105,051)
Equity in income from consolidated entities	11,891	—	—	(11,891)	—
Equity in income from unconsolidated entities	7,006	10,115	—	—	17,121
Gain (loss) on sale of assets	—	—	1,167	—	1,167
Minority interests in other partnerships	—	968	(1,555)	—	(587)

Income (loss) from continuing operations	(84,451)	(30,547)	39,539	(11,891)	(87,350)
Discontinued operations from consolidated entities	(22,357)	2,893	6	—	(19,458)

Net income (loss)	(106,808)	(27,654)	39,545	(11,891)	(106,808)
Preferred distributions	(35,130)	—	—	—	(35,130)

Net income (loss) applicable to unitholders	$(141,938)	$(27,654)	$39,545	$(11,891)	$(141,938)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$1,045,823	$1,519	$—	$1,047,342
Percentage lease revenue	32,966	—	168,655	(201,621)	—
Other revenue	628	376	18	—	1,022

Total revenue	33,594	1,046,199	170,192	(201,621)	1,048,364

Expenses:
Hotel operating expense	226	725,307	869	—	726,402
Taxes, insurance and lease expense	3,413	287,260	23,777	(201,621)	112,829
Corporate expenses	3,125	7,540	3,568	—	14,233
Depreciation	12,123	43,303	61,284	—	116,710

Total operating expenses	18,887	1,063,410	89,498	(201,621)	970,174

Operating income	14,707	(17,211)	80,694	—	78,190
Interest expense, net	(93,075)	(9,954)	(59,779)	—	(162,808)
Impairment loss	(1,424)	(41,478)	(31,258)	—	(74,160)
Charge-off of deferred financing cost	(2,830)	(4)	—	—	(2,834)
Early extinguishment of debt	—	(351)	351	—	—

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(82,622)	(68,998)	(9,992)	—	(161,612)
Gain (loss) on sale of assets	(221)	495	10	—	284
Equity in income from consolidated entities	(234,372)	—	—	234,372	—
Equity in income from unconsolidated entities	2,708	(338)	—	—	2,370
Minority interests in other partnerships	—	—	1,193	—	1,193

Income from continuing operations	(314,507)	(68,841)	(8,789)	234,372	(157,765)
Discontinued operations from consolidated entities	(13,414)	(130,150)	(26,592)	—	(170,156)

Net income (loss)	(327,921)	(198,991)	(35,381)	234,372	(327,921)
Preferred distributions	(26,908)	—	—	—	(26,908)

Net loss applicable to unitholders	$(354,829)	$(198,991)	$(35,381)	$234,372	$(354,829)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated

Cash flows from (used in) operating activities	$(26,286)	$3,091	$134,677	$111,482
Cash flows from (used in) investing activities	30,341	(14,802)	(44,077)	(28,538)
Cash flows from (used in) financing activities	(40,491)	18,467	(85,712)	(107,736)
Effect of exchange rates changes on cash	—	46	—	46

Change in cash and cash equivalents	(36,436)	6,802	4,888	(24,746)
Cash and cash equivalents at beginning of period	84,829	29,387	5,094	119,310

Cash and equivalents at end of period	$48,393	$36,189	$9,982	$94,564

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated

Cash flows from (used in) operating activities	$(68,347)	$10,610	$91,018	$33,281
Cash flows from (used in) investing activities	2,069	68,665	(22,352)	48,382
Cash flows used in financing activities	(17,117)	(112,017)	(67,992)	(197,126)
Effect of exchange rates changes on cash	—	2,888	—	2,888

Change in cash and cash equivalents	(83,395)	(29,854)	674	(112,575)
Cash and cash equivalents at beginning of period	168,224	59,241	4,420	231,885

Cash and equivalents at end of period	$84,829	$29,387	$5,094	$119,310

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated

Cash flows from (used in) operating activities	$(63,819)	$21,159	$95,574	$52,914
Cash flows from (used in) investing activities	(10,822)	81,582	(22,022)	48,738
Cash flows from (used in) financing activities	218,539	(67,052)	(71,646)	79,841
Effect of exchange rates changes on cash	—	229	—	229

Change in cash and cash equivalents	143,898	35,918	1,906	181,722
Cash and cash equivalents at beginning of period	24,326	23,323	2,514	50,163

Cash and equivalents at end of period	$168,224	$59,241	$4,420	$231,885

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
as of December 31, 2005
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
									Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Birmingham, AL (1)	$16,059	$2,843	$29,286	$0	$1,091	$2,843	$30,377	$33,220	$7,656	1987	1/3/1996	15 - 40 Yrs
Montgomery East I-85, AL (2)	0	830	7,222	9	2,801	839	10,023	10,862	1,954	1964	7/28/1998	15 - 40 Yrs
Phoenix — Biltmore, AZ (1)	20,864	0	38,998	4,695	1,572	4,695	40,570	45,265	10,215	1985	1/3/1996	15 - 40 Yrs
Phoenix Crescent Hotel, AZ (3)	24,835	3,608	29,583	0	1,403	3,608	30,986	34,594	6,463	1986	6/30/1997	15 - 40 Yrs
Phoenix Tempe, AZ (1)	9,736	3,951	34,371	0	1,048	3,951	35,419	39,370	6,757	1986	5/4/1998	15 - 40 Yrs
Dana Point — Doheny Beach, CA (4)	0	1,787	15,545	0	1,410	1,787	16,955	18,742	3,694	1992	2/21/1997	15 - 40 Yrs
Irvine — Orange County Airport (Newport Beach), CA (5)	0	4,953	43,109	0	2,118	4,953	45,227	50,180	8,533	1986	7/28/1998	15 - 40 Yrs
Los Angeles — Anaheim (Located near Disneyland Park®), CA (1)	9,032	2,548	14,832	0	1,273	2,548	16,105	18,653	4,173	1987	1/3/1996	15 - 40 Yrs
Los Angeles International Airport — South, CA (1)	0	2,660	17,997	0	1,246	2,660	19,243	21,903	5,588	1985	3/27/1996	15 - 40 Yrs
Milpitas — Silicon Valley, CA (1)	27,658	4,021	23,677	0	1,942	4,021	25,619	29,640	6,500	1987	1/3/1996	15 - 40 Yrs
Milpitas — San Jose North (Milpitas — Silicon Valley), CA (5)	0	4,127	35,917	0	6,040	4,127	41,957	46,084	8,157	1987	7/28/1998	15 - 40 Yrs
Napa Valley, CA (1)	14,530	3,287	14,205	0	1,280	3,287	15,485	18,772	3,851	1985	5/8/1996	15 - 40 Yrs
Oxnard — Mandalay Beach Resort & Conference Center, CA (1)	0	2,930	22,125	1	2,684	2,931	24,809	27,740	5,959	1986	5/8/1996	15 - 40 Yrs
Palm Desert — Palm Desert Resort, CA (1)	0	2,368	20,598	4	2,031	2,372	22,629	25,001	4,358	1984	5/4/1998	15 - 40 Yrs
Pleasanton (San Ramon Area), CA (5)	0	3,152	27,428	0	278	3,152	27,706	30,858	5,138	1986	7/28/1998	15 - 40 Yrs
San Diego — On the Bay, CA (2)	0	0	68,229	0	4,409	0	72,638	72,638	14,518	1965	7/28/1998	15 - 40 Yrs
San Francisco — Airport — Burlingame, CA (1)	0	0	39,929	0	719	0	40,648	40,648	10,286	1986	11/6/1995	15 - 40 Yrs
San Francisco — Airport — South San Francisco, CA (1)	24,390	3,418	31,737	0	1,984	3,418	33,721	37,139	8,354	1988	1/3/1996	15 - 40 Yrs
San Francisco — Fisherman’s Wharf, CA (2)	0	0	61,883	0	1,642	0	63,525	63,525	16,358	1970	7/28/1998	15 - 40 Yrs
San Francisco — Union Square, CA (5)	0	8,466	73,684	(453)	3,754	8,013	77,438	85,451	14,372	1970	7/28/1998	15 - 40 Yrs
Santa Barbara, CA (2)	0	1,683	14,647	0	739	1,683	15,386	17,069	2,762	1969	7/28/1998	15-40 Yrs
Santa Monica, CA (2)	0	10,200	16,580	0	214	10,200	16,794	26,994	766	1967	3/11/2004	15-40 Yrs
Toronto — Airport, Canada (7)	0	0	21,041	0	10,906	0	31,947	31,947	6,843	1970	7/28/1998	15 - 40 Yrs
Toronto — Yorkdale, Canada (2)	0	1,566	13,633	477	9,835	2,043	23,468	25,511	5,439	1970	7/28/1998	15 - 40 Yrs
Denver, CO (6)	4,882	2,432	21,158	0	922	2,432	22,080	24,512	4,175	1989	3/15/1998	15 - 40 Yrs
Stamford, CT (7)	0	0	37,154	0	4,029	0	41,183	41,183	7,438	1984	7/28/1998	15 - 40 Yrs
Wilmington, DE (6)	10,740	1,379	12,487	0	9,940	1,379	22,427	23,806	4,213	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (1)	5,370	1,868	16,253	0	343	1,868	16,596	18,464	4,269	1989	2/28/1996	15 - 40 Yrs
Cocoa Beach — Oceanfront, FL (2)	0	2,285	19,892	0	13,020	2,285	32,912	35,197	7,159	1960	7/28/1998	15 - 40 Yrs
Deerfield Beach, FL (1)	12,196	4,523	29,443	68	1,463	4,591	30,906	35,497	7,830	1987	1/3/1996	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2005
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
									Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Ft. Lauderdale — 17th Street, FL (1)	21,285	5,329	47,850	(163)	2,430	5,166	50,280	55,446	12,767	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (8)	11,958	3,009	26,177	0	1,666	3,009	27,843	30,852	5,264	1986	5/4/1998	15 - 40 Yrs
Jacksonville — Baymeadows, FL (1)	13,859	1,130	9,608	0	6,467	1,130	16,075	17,205	3,949	1986	7/28/1994	15 - 40 Yrs
Miami International Airport, FL (1)	17,206	4,135	24,950	0	1,385	4,135	26,335	30,470	6,699	1983	7/28/1998	15 - 40 Yrs
Miami International Airport (LeJeune Center), FL (5)	0	0	26,007	0	1,355	0	27,362	27,362	5,066	1987	1/3/1996	15 - 40 Yrs
Orlando — International Airport, FL (7)	9,567	2,549	22,188	0	1,903	2,549	24,091	26,640	4,688	1984	7/28/1998	15 - 40 Yrs
Orlando — International Drive — Resort, FL (2)	0	5,108	44,460	0	9,442	5,108	53,902	59,010	10,641	1972	7/28/1998	15 - 40 Yrs
Orlando International Drive/Convention Center, FL (1)	23,754	1,632	13,870	0	1,349	1,632	15,219	16,851	4,318	1985	7/28/1994	15 - 40 Yrs
Orlando — Nikki Bird (Maingate — Disney World Area®, FL (2)	0	0	31,457	0	6,656	0	38,113	38,113	6,379	1974	7/28/1998	15 - 40 Yrs
Orlando (North), FL (1)	0	1,673	14,218	6	7,012	1,679	21,230	22,909	5,599	1985	7/28/1994	15 - 40 Yrs
Orlando- Walt Disney World Resort®, FL (4)	0	0	28,092	0	186	0	28,278	28,278	5,569	1987	7/28/1997	15 - 40 Yrs
Tampa — On Tampa Bay, FL (4)	13,522	2,142	18,639	1	2,010	2,143	20,649	22,792	4,348	1986	7/28/1997	15 - 40 Yrs
Atlanta — Airport, GA (5)	0	0	40,734	0	322	0	41,056	41,056	9,127	1975	7/28/1998	15 - 40 Yrs
Atlanta — Airport, GA (1)	13,181	0	22,342	2,568	1,546	2,568	23,888	26,456	4,446	1989	5/4/1998	15 - 40 Yrs
Atlanta — Airport — North, GA (2)	0	0	34,353	0	538	0	34,891	34,891	7,533	1967	7/28/1998	15 - 40 Yrs
Atlanta — Buckhead, GA (1)	35,516	7,303	38,996	(300)	1,857	7,003	40,853	47,856	9,178	1988	10/17/1996	15 - 40 Yrs
Atlanta — Galleria, GA (8)	16,557	5,052	28,507	0	1,071	5,052	29,578	34,630	6,278	1990	6/30/1997	15 - 40 Yrs
Atlanta — Gateway-Atlanta Airport, GA (3)	0	5,113	22,857	1	258	5,114	23,115	28,229	4,911	1986	6/30/1997	15 - 40 Yrs
Atlanta — Perimeter — Dunwoody, GA (7)	0	0	20,449	0	468	0	20,917	20,917	3,878	1985	7/28/1998	15 - 40 Yrs
Atlanta — Powers Ferry, GA (5)	0	3,391	29,517	0	770	3,391	30,287	33,678	5,635	1981	7/28/1998	15 - 40 Yrs
Atlanta — South (I-75 & US 41), GA (2)	0	859	7,475	0	251	859	7,726	8,585	1,420	1973	7/28/1998	15 - 40 Yrs
Brunswick, GA (1)	0	705	6,067	0	324	705	6,391	7,096	1,606	1988	7/19/1995	15 - 40 Yrs
Columbus — North I-185 at Peachtree Mall, GA (2)	0	0	6,978	0	2,058	0	9,036	9,036	2,015	1969	7/28/1998	15 - 40 Yrs
Chicago — The Allerton, IL (5)	0	3,298	28,723	15,589	28,337	18,887	57,060	75,947	13,004	1923	7/28/1998	15 - 40 Yrs
Chicago — Northshore/Deerfield (Northbrook), IL (1)	15,390	2,305	20,054	0	821	2,305	20,875	23,180	4,886	1987	6/20/1996	15 - 40 Yrs
Chicago O’Hare Airport, IL (3)	22,996	8,178	37,043	0	1,993	8,178	39,036	47,214	8,116	1994	6/30/1997	15 - 40 Yrs
Indianapolis North, IN (1)	0	0	0	5,125	13,929	5,125	13,929	19,054	7,079	1986	8/1/1996	15 - 40 Yrs
Lexington, KY (8)	6,439	0	21,644	2,488	943	2,488	22,587	25,075	4,232	1989	5/4/1998	15 - 40 Yrs
Lexington — Lexington Green, KY (10)	15,586	1,955	13,604	0	257	1,955	13,861	15,816	3,402	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (1)	10,324	2,350	19,092	1	1,163	2,351	20,255	22,606	5,172	1985	1/3/1996	15 - 40 Yrs
New Orleans, LA (1)	30,316	3,647	31,993	0	7,394	3,647	39,387	43,034	11,116	1984	12/1/1994	15 - 40 Yrs
New Orleans — French Quarter, LA (2)	0	0	50,732	0	8,432	0	59,164	59,164	10,462	1969	7/28/1998	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2005
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
									Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Boston — Government Center, MA (7)	0	0	45,192	0	5,974	0	51,166	51,166	10,990	1968	7/28/1998	15 - 40 Yrs
Boston — Marlborough, MA (1)	19,035	948	8,143	761	13,345	1,709	21,488	23,197	4,861	1988	6/30/1995	15 - 40 Yrs
Baltimore — BWI Airport, MD (1)	23,551	2,568	22,433	(2)	1,488	2,566	23,921	26,487	5,298	1987	3/20/1997	15 - 40 Yrs
Troy, MI (1)	6,737	2,968	25,905	0	1,668	2,968	27,573	30,541	6,081	1987	3/20/1997	15 - 40 Yrs
Minneapolis — Airport, MN (1)	20,393	5,417	36,508	24	686	5,441	37,194	42,635	9,483	1986	11/6/1995	15 - 40 Yrs
Minneapolis — Bloomington, MN (1)	10,720	2,038	17,731	0	662	2,038	18,393	20,431	4,066	1980	2/1/1997	15 - 40 Yrs
Minneapolis — Downtown, MN (1)	0	818	16,820	0	1,134	818	17,954	18,772	4,201	1984	11/15/1995	15 - 40 Yrs
St Paul — Downtown, MN (1)	5,196	1,156	17,315	0	391	1,156	17,706	18,862	4,658	1983	11/15/1995	15 - 40 Yrs
Kansas City NE I-435 North (At Worlds of Fun), MO (2)	0	967	8,415	0	257	967	8,672	9,639	2,047	1975	7/28/1998	15 - 40 Yrs
Charlotte SouthPark, NC (4)	0	1,458	12,681	1	2,221	1,459	14,902	16,361	1,372	N/A	7/12/2002	15 - 40 Yrs
Raleigh, NC (4)	13,522	2,124	18,476	0	1,304	2,124	19,780	21,904	4,077	1987	7/28/1997	15 - 40 Yrs
Omaha — Central, NE (9)	0	514	4,477	0	948	514	5,425	5,939	1,075	1965	7/28/1998	15 - 40 Yrs
Omaha — Central (I-80), NE (2)	0	1,782	15,513	0	3,788	1,782	19,301	21,083	3,394	1991	7/28/1998	15 - 40 Yrs
Omaha — Old Mill, NE (5)	0	971	8,449	0	5,162	971	13,611	14,582	3,297	1974	7/28/1998	15 - 40 Yrs
Piscataway-Somerset, NJ (1)	19,246	1,755	17,563	0	1,280	1,755	18,843	20,598	4,568	1988	1/10/1996	15 - 40 Yrs
Tulsa — I-44, OK (1)	0	525	7,344	0	799	525	8,143	8,668	3,200	1985	7/28/1994	15 - 40 Yrs
Philadelphia — Center City, PA (5)	0	5,759	50,127	(452)	(3,030)	5,307	47,097	52,404	8,856	1970	7/28/1998	15 - 40 Yrs
Philadelphia — Historic District, PA (2)	0	3,164	27,535	0	6,580	3,164	34,115	37,279	7,148	1972	7/28/1998	15 - 40 Yrs
Philadelphia Society Hill, PA (3)	31,274	4,542	45,121	0	2,099	4,542	47,220	51,762	9,783	1986	10/1/1997	15 - 40 Yrs
Pittsburgh at University Center (Oakland), PA (7)	15,500	0	25,031	0	1,843	0	26,874	26,874	5,239	1988	11/1/1998	15 - 40 Yrs
Charleston — Mills House (Historic Downtown), SC (2)	20,183	3,251	28,295	0	488	3,251	28,783	32,034	5,308	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach — At Kingston Plantation, SC (1)	0	2,940	24,988	0	2,374	2,940	27,362	30,302	6,492	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (15)	0	12,000	17,689	6	6,155	12,006	23,844	35,850	4,567	1974	7/23/2002	15 - 40 Yrs
Knoxville — Central At Papermill Road, TN (2)	0	0	11,518	0	1,716	0	13,234	13,234	2,491	1966	7/28/1998	15 - 40 Yrs
Nashville — Airport/Opryland Area, TN (1)	0	1,118	9,506	0	686	1,118	10,192	11,310	3,479	1985	7/28/1994	15 - 40 Yrs
Nashville — Opryland/Airport (Briley Parkway), TN (7)	0	0	27,734	0	2,340	0	30,074	30,074	6,428	1981	7/28/1998	15 - 40 Yrs
Amarillo — I-40, TX (2)	0	0	5,754	0	3,031	0	8,785	8,785	1,797	1970	7/28/1998	15 - 40 Yrs
Austin, TX (4)	9,389	2,508	21,908	0	2,202	2,508	24,110	26,618	5,224	1987	3/20/1997	15 - 40 Yrs
Austin — Town Lake (Downtown Area), TX (2)	0	0	21,433	0	966	0	22,399	22,399	4,163	1967	7/28/1998	15 - 40 Yrs
Corpus Christi, TX (1)	4,956	1,113	9,618	51	2,411	1,164	12,029	13,193	2,891	1984	7/19/1995	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2005
(in thousands)

				Cost Capitalized		Gross Amounts at Which
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period
									Accumulated			Life Upon
			Buildings		Buildings	Depreciation	Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Dallas, TX (5)	0	0	30,346	5,603	439	5,603	30,785	36,388	5,681	1981	7/28/1998	15 - 40 Yrs
Dallas — At Campbell Center, TX (6)	0	3,208	27,907	0	1,822	3,208	29,729	32,937	4,691	1982	5/29/1998	15 - 40 Yrs
Dallas — DFW International Airport North TX (14)	0	1,537	13,379	0	451	1,537	13,830	15,367	2,531	1989	7/28/1998	15 - 40 Yrs
Dallas — DFW International Airport South, TX (1)	14,936	0	35,156	4,041	756	4,041	35,912	39,953	6,808	1985	7/28/1998	15 - 40 Yrs
Dallas — Love Field, TX (1)	10,947	1,934	16,674	0	901	1,934	17,575	19,509	4,566	1986	3/29/1995	15 - 40 Yrs
Dallas — Market Center, TX (5)	0	4,056	35,302	0	1,299	4,056	36,601	40,657	6,636	1983	7/28/1998	15 - 40 Yrs
Dallas — Market Center, TX (1)	0	2,560	23,751	0	695	2,560	24,446	27,006	5,175	1980	6/30/1997	15 - 40 Yrs
Dallas — Park Central, TX (3)	0	1,720	28,550	(264)	818	1,456	29,368	30,824	4,517	1972	11/1/1998	15 - 40 Yrs
Dallas — Park Central, TX (12)	0	0	8,053	1,619	272	1,619	8,325	9,944	3,010	1997	7/28/1998	15 - 40 Yrs
Dallas — Park Central, TX (13)	0	4,513	43,125	762	5,098	5,275	48,223	53,498	9,149	1983	6/30/1997	15 - 40 Yrs
Dallas — Park Central Area, TX (1)	0	1,497	12,722	(19)	1,112	1,478	13,834	15,312	4,062	1985	7/28/1994	15 - 40 Yrs
Dallas — West End/Convention Center, TX (9)	0	1,953	16,989	0	1,953	1,953	18,942	20,895	3,408	1969	7/28/1998	15 - 40 Yrs
Houston — Greenway Plaza Area, TX (7)	0	3,398	29,578	0	613	3,398	30,191	33,589	5,627	1984	7/28/1998	15 - 40 Yrs
Houston — I-10 West & Hwy. 6 (Park 10 Area), TX (7)	0	3,037	26,431	(53)	1,376	2,984	27,807	30,791	4,574	1969	7/28/1998	15 - 40 Yrs
Houston — Intercontinental Airport, TX (2)	0	3,868	33,664	0	947	3,868	34,611	38,479	6,418	1971	7/28/1998	15 - 40 Yrs
Houston — Medical Center, TX (11)	0	0	22,027	0	2,437	0	24,464	24,464	4,338	1984	7/28/1998	15 - 40 Yrs
San Antonio — Downtown (Market Square), TX (2)	0	0	22,129	1	1,045	1	23,174	23,175	4,341	1968	7/28/1998	15 - 40 Yrs
San Antonio — International Airport, TX (7)	15,585	3,351	29,168	(193)	2,513	3,158	31,681	34,839	6,174	1981	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (3)	19,316	3,136	27,283	(2)	768	3,134	28,051	31,185	5,683	1967	12/4/1997	15 - 40 Yrs

	$718,234	$253,920	$2,732,775	$42,001	$303,012	$295,921	$3,035,787	$3,331,708	$646,484

(1) Embassy Suites	(9) Hampton Inn
(2) Holiday Inn	(10) Hilton Suites
(3) Sheraton	(11) Holiday Inn Hotel & Suites
(4) Doubletree Guest Suites	(12) Staybridge Suites
(5) Crowne Plaza	(13) Westin
(6) Doubletree	(14) Harvey Suites
(7) Holiday Inn Select	(15) Hilton
(8) Sheraton Suites

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2005
(in thousands)

	Year Ended December 31,
	2005	2004
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$3,513,950	$3,776,887
Additions during period:
Acquisitions	18,949	26,780
Improvements	21,735	18,902
Deductions during period:
Sale of properties	(140,071)	(300,529)
Hotels held for sale	—	(8,090)
Foreclosures	(82,855)	—

Balance at end of period before impairment charges	3,331,708	3,513,950

Cumulative impairment charges on real estate assets owned at end of period	(327,169)	(166,349)

Balance at end of period	$3,004,539	$3,347,601

Reconciliation of Accumulated Depreciation
Balance at beginning of period	$590,065	$545,355
Additions during period:
Depreciation for the period	79,231	87,561
Deductions during period:
Sale of properties	(22,812)	(42,851)

Balance at end of period	$646,484	$590,065