Form 10-Q
period 2006-06-30
FelCor Lodging LP
filed 2006-08-09
CIK 1048789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

FELCOR LODGING LIMITED PARTNERSHIP

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Investment in hotels, net of accumulated depreciation of $717,253 at June 30, 2006 and $754,502 at December 31, 2005	$2,327,789	$2,587,379
Investment in unconsolidated entities	107,913	109,262
Hotels held for sale	26,209	—
Cash and cash equivalents	67,490	94,564
Restricted cash	27,174	18,298
Accounts receivable, net of allowance for doubtful accounts of $704 at June 30, 2006 and $2,203 at December 31, 2005	51,109	54,815
Deferred expenses, net of accumulated amortization of $13,289 at June 30, 2006 and $12,150 at December 31, 2005	10,890	12,423
Condominium development project	39,965	13,051
Other assets	28,217	29,301

Total assets	$2,686,756	$2,919,093

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $2,391 at June 30, 2006 and $2,982 at December 31, 2005	$1,442,073	$1,675,280
Distributions payable	20,941	8,596
Accrued expenses and other liabilities	144,367	138,017

Total liabilities	1,607,381	1,821,893

Commitments and contingencies

Redeemable units at redemption value, 1,355 and 2,763 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	29,458	47,543

Minority interest in other partnerships	38,790	40,014

Partners’ Capital:
Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units, issued and outstanding at June 30, 2006 and December 31, 2005	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units, issued and outstanding at June 30, 2006 and December 31, 2005	169,412	169,412
Common units, $.01 par value, 61,955 and 60,210 units issued and outstanding, at June 30, 2006 and December 31, 2005, respectively	510,883	511,267
Accumulated other comprehensive income	21,470	19,602

Total partners’ capital	1,011,127	1,009,643

Total liabilities, redeemable units and partners’ capital	$2,686,756	$2,919,093

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Hotel operating revenue	$308,493	$285,775	$604,780	$541,265
Retail space rental and other revenue	157	120	291	276

Total revenues	308,650	285,895	605,071	541,541

Expenses:
Hotel departmental expenses	101,330	95,385	197,370	181,833
Other property operating costs	81,257	78,349	164,794	153,253
Management and franchise fees	16,854	14,802	32,649	27,461
Taxes, insurance and lease expense	32,044	30,336	61,733	58,698
Corporate expenses	5,562	4,728	11,366	9,269
Depreciation	27,604	26,579	53,802	52,256
Impairment loss	9,268	—	9,268	—

Total operating expenses	273,919	250,179	530,982	482,770

Operating income	34,731	35,716	74,089	58,771
Interest expense, net	(28,561)	(32,901)	(59,325)	(64,779)
Charge-off of deferred financing costs	(295)	—	(962)	—
Early extinguishment of debt	(438)	—	(438)	—

Income (loss) before equity in income of unconsolidated entities, minority interests and gain on sales of assets	5,437	2,815	13,364	(6,008)
Equity in income from unconsolidated entities	3,812	3,837	5,760	4,968
Minority interests	1,612	(50)	1,903	145
Gain on sale of assets	—	389	—	389

Income (loss) from continuing operations	10,861	6,991	21,027	(506)
Discontinued operations	(700)	3,144	(1,006)	1,784

Net income	10,161	10,135	20,021	1,278
Preferred distributions	(9,678)	(9,809)	(19,356)	(19,900)
Issuance costs of redeemed preferred units	—	(5,198)	—	(5,198)

Net income (loss) applicable to common unitholders	$483	$(4,872)	$665	$(23,820)

Basic and diluted earnings (loss) per common unit data:
Net earnings (loss) from continuing operations	$0.02	$(0.13)	$0.03	$(0.41)

Net earnings (loss)	$0.01	$(0.08)	$0.01	$(0.38)

Basic weighted average common units outstanding	62,457	62,192	62,447	62,151

Diluted weighted average common units outstanding	62,728	62,192	62,707	62,151

Cash distributions declared on common units	$0.20	$—	$0.35	$—

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2006 and 2005
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$10,161	$10,135	$20,021	$1,278
Unrealized holding gain (loss) from interest rate swaps	75	(880)	435	747
Foreign currency translation adjustment	2,085	(749)	1,433	(993)

Comprehensive income	$12,321	$8,506	$21,889	$1,032

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$20,021	$1,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,452	61,282
Loss (gain) on sale of assets	2,862	(175)
Amortization of deferred financing fees	1,628	1,670
Accretion of debt, net of discount	591	579
Amortization of unearned compensation	1,897	1,363
Equity in income from unconsolidated entities	(5,760)	(4,968)
Distributions of income from unconsolidated entities	2,866	240
Impairment loss	9,268	1,291
Bad debt reserve	—	266
Charge-off of deferred financing costs	962	—
Loss on early extinguishment of debt	438	—
Minority interests	(1,715)	(16)
Changes in assets and liabilities:
Accounts receivable	(1,540)	(7,887)
Restricted cash – operations	(3,975)	(997)
Other assets	424	(4,122)
Accrued expenses and other liabilities	9,406	22,771

Net cash flow provided by operating activities	92,825	72,575

Cash flows (used in) provided by investing activities:
Acquisition of interest in venture	—	(1,197)
Cash from consolidation of venture	—	3,204
Improvements and additions to hotels	(69,900)	(49,949)
Additions to condominium project	(26,908)	(3,588)
Proceeds from sale of assets	80,588	8,926
Proceeds received from property damage insurance	5,973	—
Decrease (increase) in restricted cash – investing	(1,897)	5,524
Distributions of capital from unconsolidated entities	4,243	4,431
Capital contributions to unconsolidated entities	—	(700)

Net cash flow used in investing activities	(7,901)	(33,349)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	98,764	—
Repayment of borrowings	(185,167)	(10,649)
Payment of deferred financing fees	(990)	—
Decrease in restricted cash – financing	2,825	—
Net proceeds from sale of preferred units	—	130,468
Redemption of preferred units	—	(135,000)
Exercise of stock options	626	—
Contributions from minority interest holders	1,417	1,028
Distributions paid to other partnerships’ minority interests	(800)	—
Distributions paid to preferred unitholders	(19,357)	(19,405)
Distributions paid to common unitholders	(9,517)	—

Net cash flow used in financing activities	(112,199)	(33,558)

Effect of exchange rate changes on cash	201	(33)
Net change in cash and cash equivalents	(27,074)	5,635
Cash and cash equivalents at beginning of periods	94,564	119,310

Cash and cash equivalents at end of periods	$67,490	$124,945

Supplemental cash flow information —
Interest paid	$61,453	$64,756

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
          In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was formed with six hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, one of the nation’s largest public lodging real estate investment trusts, or REITs, based on total assets and number of hotels owned. At June 30, 2006, FelCor was the owner of a more than 97% interest in our operations. We are the owner of the largest number of Embassy Suites Hotels® and Doubletree Guest Suites® hotels in North America. Our portfolio includes 65 upper upscale, all-suite hotels.
          At June 30, 2006, we had ownership interests in 118 hotels. We owned a 100% real estate interest in 89 hotels, a 90% or greater interest in entities owning seven hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning two hotels and 50% interests in unconsolidated entities that own 19 hotels. We hold majority interests in the operating lessees of 113 of these hotels, consequently, we include their operating revenues and expenses in our consolidated statements of operations. The operations of 110 of these consolidated hotels were included in continuing operations at June 30, 2006, and three hotels were designated as held for sale and included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.
          At June 30, 2006, we had an aggregate of 63,310,110 redeemable and common units of FelCor LP outstanding.
          The following table reflects the distribution, by brand, of our 110 consolidated hotels included in continuing operations at June 30, 2006:

Brand	Hotels	Rooms
Embassy Suites Hotels	54	13,653
Doubletree® and Doubletree Guest Suites	7	1,471
Holiday Inn® — branded	29	9,846
Sheraton® and Sheraton Suites®	10	3,274
Other brands	10	3,234

Total hotels	110	31,478

          The hotels shown in the above table are located in the United States (108 hotels in 27 states) and Canada (two hotels), with concentrations in Texas (20 hotels), California (17 hotels), Florida (13 hotels) and Georgia (10 hotels). Approximately 55% of our hotel room revenues in continuing operations were generated from hotels in these four states during the six months ended June 30, 2006.
          At June 30, 2006, of our 110 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 63, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 33 (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed 11, and (iv) other independent management companies managed three.
          The information in our consolidated financial statements for the three and six months ended June 30, 2006 and 2005 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2006 and 2005, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of actual operating results for the entire year.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Foreign Currency Translation
          Operating results for our Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other comprehensive income included in partners’ capital.
3. Investment in Unconsolidated Entities
          We owned 50% interests in joint venture entities that owned 19 hotels at June 30, 2006, and at December 31, 2005. We also owned a 50% interest in joint venture entities that own real estate and provide condominium management services in Myrtle Beach, South Carolina, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.
          The following table sets forth summarized combined financial information for these unconsolidated entities (including the equity we do not own) (in thousands):

	June 30,	December 31,
	2006	2005
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$261,490	$259,645
Total assets	$298,259	$295,065
Debt	$205,183	$203,880
Total liabilities	$214,275	$211,174
Equity	$83,984	$83,891
          Debt of our unconsolidated entities at June 30, 2006 and December 31, 2005, consisted entirely of non-recourse mortgage debt.
          The following table sets forth summarized combined statement of operations information for 100% of our unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues	$23,395	$21,039	$41,509	$37,268
Net income	8,785	7,531	13,601	10,419

Net income attributable to FelCor	$4,231	$4,125	$6,598	$5,569
Preferred return	—	129	—	256
Depreciation of cost in excess of book value	(419)	(417)	(838)	(857)

Equity in income from unconsolidated entities	$3,812	$3,837	$5,760	$4,968

          The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	June 30,	December 31,
	2006	2005
Hotel investments	$43,556	$43,117
Cost in excess of book value of hotel investments	62,260	63,098
Land and condominium investments	3,589	4,270
Hotel lessee investments	(1,492)	(1,223)

	$107,913	$109,262

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Investment in Unconsolidated Entities — (continued)
          The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Hotel investments	$3,956	$3,878	$6,029	$5,118
Hotel lessee operations	(144)	(41)	(269)	(150)

	$3,812	$3,837	$5,760	$4,968

4. Debt
          Debt (in thousands) at June 30, 2006 and December 31, 2005 consisted of:

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	June 30,	December 31,
	Hotels	June 30, 2006(a)	Date	2006	2005
Promissory note	none	LIBOR (L) + 2.00	June 2016	$650	$650
Line of credit(b)	none	L + 2.00	January 2009	—	—
Senior unsecured term notes	none	7.63	October 2007	123,823	123,358
Senior unsecured term notes	none	8.50	June 2011	298,786	298,660
Term loan	—	—	—	—	225,000
Senior unsecured term notes	none	L + 4.25	June 2011	190,000	190,000
Senior unsecured term notes(c)	none	7.80	June 2011	100,000	100,000

Total unsecured debt				713,259	937,668

Mortgage debt	9 hotels	6.53	July 2009 — 2014	103,144	104,282
Mortgage debt(d)	8 hotels	L + 1.25	May 2007	88,984	117,913
Mortgage debt	7 hotels	7.32	March 2009	125,888	127,455
Mortgage debt	4 hotels	7.55	June 2009	40,955	41,912
Mortgage debt	8 hotels	8.70	May 2010	171,035	172,604
Mortgage debt	7 hotels	8.73	May 2010	131,801	133,374
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	13,000	10,457
Other	1 hotel	9.17	August 2011	4,832	5,204
Construction loan(e)	—	L + 2.25	August 2007	33,675	8,911

Total secured debt	46 hotels			728,814	737,612

				$1,442,073	$1,675,280

(a)	Our weighted average interest rate as of June 30, 2006 was 8.16%.

(b)	We have a borrowing capacity of $125 million on our line of credit. The interest on this line can range from L + 175 to L + 225 basis points, based on our leverage ratio (as defined in our line of credit agreement).

(c)	We have swapped $100 million of floating rate debt, at L + 4.25 percent, for a fixed rate of 7.80 percent. This interest rate swap expires in December 2007.

(d)	This debt has a one-year extension option, subject to certain contingencies.

(e)	We have a $69.8 million recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is being capitalized as part of the cost of the project. Effective July 1, 2006, the interest rate on this loan facility was reduced to L + 200 basis points.
          We reported interest expense of $28.6 million and $32.9 million for the three months ended June 30, 2006 and 2005, respectively, which is net of: (i) interest income of $0.9 million and $0.8 million and (ii) capitalized interest of $0.7 million and $0.4 million, respectively. We reported interest expense of $59.3 million and $64.8 million, for the six months ended June 30, 2006 and 2005, respectively, net of: (i) interest income of $1.6 million and $1.4 million and (ii) capitalized interest of $1.2 million and $1.0 million, respectively.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Debt — (continued)
          At June 30, 2006, we had aggregate mortgage indebtedness of approximately $729 million that was secured by 46 of our consolidated hotels with an aggregate book value of approximately $1.2 billion and our by Royale Palms condominium development. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 10 hotels provide for lock-box arrangements under certain circumstances. With respect to these loans secured by 10 hotels, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. The mortgage loans secured by eight of these 10 hotels also provide that, if the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to us. Eight of these 10 hotels, which accounted for 6% of our total revenues in 2005, are currently subject to the lock-box provisions because they failed to meet the debt service coverage ratio in 2004. The hotels currently exceed the minimum debt service coverage ratio, however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. None of these hotels have ever failed to meet the lower debt service coverage ratio.
          In April 2006, Moody’s Investors Service upgraded the ratings of our senior unsecured debt to Ba3, from B1, with a stable outlook. The upgrade applies to all of our outstanding senior unsecured notes. The upgrade resulted in a reduction in the interest rate, from 9.0% to 8.5%, on approximately $300 million in principal of senior unsecured notes maturing in 2011 effective April 3, 2006.
          In the second quarter of 2006 we refinanced the mortgage debt with regard to one hotel. In connection with this refinancing, we retired a $10.4 million mortgage loan paying 7.91% interest. Associated with the retirement of this debt, we recorded a change of $0.5 million relating to deferred financing costs and early extinguishment of debt. The refinanced mortgage debt is for $13.0 million paying 5.81% interest. The loan agreement required that $6.4 million be placed in restricted cash to pay for property renovations over the next six to 12 months.
5. Derivatives
          In the normal course of business, we are exposed to the effect of interest rate fluctuations. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We use interest rate hedges to manage our fixed and floating interest rate position and do not speculate on interest rates. We manage interest rate risk based on the varying circumstances of anticipated borrowings and existing floating and fixed rate debt. We generally seek to pursue interest rate risk mitigation strategies that will result in the least amount of reported earnings volatility under GAAP while still meeting strategic economic objectives and maintaining adequate liquidity and flexibility. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
          To determine the fair values of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
          At June 30, 2006, we had three interest rate swaps, with an aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps are designated as cash flow hedges and are marked to market with any adjustments reflected in other comprehensive income. The estimated unrealized net gain on these interest rate swap agreements was approximately $2.7 million at June 30, 2006 and represents the amount we would receive if the agreements were terminated, based on current market rates. The interest rate received on these interest rate swaps is L + 4.25% and the interest rate paid is 7.80%. These swaps were 100% effective through June 30, 2006.
          The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps decreased interest expense by $0.3 million and $0.6 million during the three and six months ended June 30, 2006, respectively, and increased interest expense by $0.2 million and $0.4 million during the three and six months ended June 30, 2005, respectively.

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
          To fulfill requirements under certain loans, we purchased interest rate caps with aggregate notional amounts of $172.4 million and $224.3 million as of June 30, 2006 and 2005, respectively. We also sold interest rate caps on a portion of these notional amounts with identical terms. These caps had aggregate notional amounts of $83.6 million and $224.3 million as of June 30, 2006 and 2005, respectively. These purchased and sold interest rate cap agreements have not been designated as hedges. The fair value of both the purchased and sold interest rate caps were insignificant at both June 30, 2006 and 2005 and resulted in no significant net earnings impact.
6. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs
          The following table summarizes the components of hotel operating revenue from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Room revenue	$251,114	$231,936	$495,839	$439,995
Food and beverage revenue	42,200	39,605	79,284	74,189
Other operating departments	15,179	14,234	29,657	27,081

Total hotel operating revenue	$308,493	$285,775	$604,780	$541,265

          For the first six months of both 2006 and 2005, over 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 1% of our revenue was from retail space rental revenue and other sources.
          The following table summarizes the components of hotel departmental expenses from continuing operations (in thousands):

	Three Months Ended June 30,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$62,490	20.2%	$58,301	20.4%
Food and beverage	31,740	10.3%	30,076	10.5%
Other operating departments	7,100	2.3%	7,008	2.5%

Total hotel departmental expenses	$101,330	32.8%	$95,385	33.4%

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

	Six Months Ended June 30,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$122,063	20.2%	$111,235	20.6%
Food and beverage	61,217	10.1%	57,450	10.6%
Other operating departments	14,090	2.3%	13,148	2.4%

Total hotel departmental expenses	$197,370	32.6%	$181,833	33.6%

          The following table summarizes the components of other property operating costs from continuing operations (in thousands):

	Three Months Ended June 30,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$26,211	8.5%	$26,112	9.1%
Marketing	24,886	8.1%	23,903	8.4%
Repair and maintenance	16,033	5.2%	15,280	5.3%
Energy	14,127	4.5%	13,054	4.6%

Total other property operating costs	$81,257	26.3%	$78,349	27.4%

	Six Months Ended June 30,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$53,131	8.8%	$50,134	9.3%
Marketing	49,712	8.2%	46,474	8.6%
Repair and maintenance	31,946	5.3%	29,937	5.5%
Energy	30,005	4.9%	26,708	4.9%

Total other property operating costs	$164,794	27.2%	$153,253	28.3%

          Hotel employee compensation and benefit expenses of $90.4 million and $86.1 million for the three months ended June 30, 2006 and 2005, respectively and $117.2 million and $167.4 million for the six months ended June 30, 2006 and 2005, respectively, are included in hotel departmental expenses and other property operating costs.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Taxes, Insurance and Lease Expense
          The following table summarizes the components of taxes, insurance and lease expense from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating lease expense(a)	$19,337	$17,510	$35,576	$31,957
Real estate and other taxes	10,177	9,540	20,920	20,604
Property insurance, general liability insurance and other	2,530	3,286	5,237	6,137

Total taxes, insurance and lease expense	$32,044	$30,336	$61,733	$58,698

(a)	Operating lease expense includes hotel lease expense of $17.0 million and $15.4 million associated with 14 hotels leased by us from unconsolidated subsidiaries for the three months ended June 30, 2006 and 2005, respectively, and $31.4 million and $28.0 million associated with 14 hotels leased by us from unconsolidated subsidiaries for the six months ended June 30, 2006 and 2005, respectively. $10.8 million and $9.1 million in percentage rent based on operating results for the three months ended June 30, 2006 and 2005, respectively and $18.5 million and $14.4 million in percentage rent based on operating results for the six months ended June 30, 2006 and 2005, respectively, are included in operating lease expense.
8. Impairment Charge
          Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.
          In the second quarter of 2006, we designated seven additional hotels as non-strategic and tested these hotels under the provisions of SFAS No. 144. Of the hotels tested, one such hotel failed the test under SFAS No. 144 which resulted in an impairment charge of $9 million to write down the hotel asset to our then-current estimate of its fair market value.
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

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Discontinued Operations
          Included in discontinued operations are the results of operations of three hotels designated as held for sale at June 30, 2006, 12 hotels sold in 2006 and 19 hotels sold or otherwise disposed of in 2005, through the date of disposition. The following table summarizes the condensed financial information for the hotels included in discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenue	$8,704	$45,944	$27,691	$93,457
Operating expenses(a)	(7,460)	(41,893)	(25,513)	(89,358)

Operating income	1,244	4,051	2,178	4,099
Direct interest costs, net	(64)	(610)	(134)	(1,972)
Gain (loss) on sale of assets	(1,785)	(234)	(2,862)	(214)
Minority interests	(95)	(63)	(188)	(129)

Income (loss) from discontinued operations	$(700)	$3,144	$(1,006)	$1,784

(a)	$0.7 million and $1.3 million of impairment losses for the three and six months ended June 30, 2005, respectively, are included in operating expenses.
          In 2006, we sold eight hotels in the first quarter and four hotels in the second quarter for aggregate gross proceeds of $240.8 million. We used the proceeds from the sale of those hotels and cash on hand to retire net indebtedness aggregating $252.5 million.
          In 2005, we sold 11 hotels for gross proceeds of $79.2 million. Additionally, in 2005 we relinquished title to the non-recourse mortgage holder of eight limited service hotels, owned by a consolidated joint venture, in exchange for the extinguishment of $49.2 million of debt. In connection with these eight hotels we recorded $1.3 million of asset disposition costs, which were included in operating expenses, in the first quarter of 2005.
          We consider a hotel as “held for sale” once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. As of June 30, 2006, we owned three that were held for sale. The operating results of these hotels are included in discontinued operations.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Earnings (Loss) Per Unit
          The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$10,861	$6,991	$21,027	$(506)
Less: Preferred distributions	(9,678)	(9,809)	(19,356)	(19,900)
Issuance costs of redeemed preferred units	—	(5,198)	—	(5,198)

Income (loss) from continuing operations applicable to common unitholders	1,183	(8,016)	1,671	(25,604)
Discontinued operations	(700)	3,144	(1,006)	1,784

Net income (loss) applicable to common unitholders	$483	$(4,872)	$665	$(23,820)

Denominator:
Denominator for basic earnings per unit	62,457	62,192	62,447	62,151

Denominator for diluted earnings per unit	62,728	62,192	62,707	62,151

Earnings (loss) per unit data:
Basic:
Earnings (loss) from continuing operations	$0.02	$(0.13)	$0.03	$(0.41)

Discontinued operations	$(0.01)	$0.05	$(0.02)	$0.03

Net earnings (loss)	$0.01	$(0.08)	$0.01	$(0.38)

Diluted:
Earnings (loss) from continuing operations	$0.02	$(0.13)	$0.03	$(0.41)

Discontinued operations	$(0.01)	$0.05	$(0.02)	$0.03

Net earnings (loss)	$0.01	$(0.08)	$0.01	$(0.38)

          The following securities, which could potentially dilute basic earnings per unit in the future, were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
FelCor’s restricted shares granted but not vested	—	673	—	593
Series A convertible preferred units	9,985	9,985	9,985	9,985
          Series A preferred distributions that would be excluded from net income (loss) applicable to common unitholders, if these Series A preferred units were dilutive, were $6.3 million for both the three months ended June 30, 2006 and 2005, and $12.6 million for the six months ended June 30, 2006 and 2005.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. FelCor’s Stock Based Compensation Plans
          We have no employees, FelCor as our sole general partner performs our management functions. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for (i) all stock awards granted after the required date of adoption and to (ii) awards modified, repurchased, or cancelled after that date. In addition, FelCor is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. FelCor adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application. FelCor’s adoption of this standard did not have a material impact on our consolidated financial statements.
          Prior to January 1, 2006, FelCor applied Accounting Principles Board Opinion 25, or APB 25, and related interpretations in accounting for FelCor’s stock based compensation plans for stock based compensation issued prior to January 1, 2003. Had the compensation cost for these stock-based compensation plans been determined in accordance with SFAS No. 123 net loss from continuing operations and net loss from continuing operations per common unit for the three and six months ended June 30, 2005, would approximate the pro forma amounts below (in thousands, except per unit data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Income (loss) from continuing operations, as reported	$6,991	$(506)
Add stock based compensation included in the net income or loss, as reported	746	1,352
Less stock based compensation expense that would have been included in the determination of net income or loss if the fair value method had been applied to all awards	(749)	(1,357)

Income from continuing operations, pro forma	$6,988	$(511)

Basic and diluted net loss per common unit:
As reported	$(0.13)	$(0.41)
Pro forma	$(0.13)	$(0.41)
12. FelCor LP Units
          Our redeemable units are exchangeable for a like number of shares of FelCor common stock; or at the option of FelCor, for the cash equivalent thereof. During the first six months of 2006, 1,407,524 units were exchanged for a like number of shares of FelCor’s common stock.
13. Application of New Accounting Standards
          In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We are currently in the process of evaluating the impact of FIN 48, if any, and will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007.

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
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Net investment in hotel properties	$110,418	$1,171,418	$1,045,953	$—	$2,327,789
Equity investment in consolidated entities	1,616,076	—	—	(1,616,076)	—
Investment in unconsolidated entities	76,272	29,880	1,761	—	107,913
Hotels held for sale	—	3,222	22,987	—	26,209
Cash and cash equivalents	14,526	46,890	6,074	—	67,490
Restricted cash	604	1,292	25,278	—	27,174
Accounts receivable	2,606	48,503	—	—	51,109
Deferred assets	6,185	788	3,917	—	10,890
Condominium development project	—	—	39,965	—	39,965
Other assets	8,430	19,499	288	—	28,217

Total assets	$1,835,117	$1,321,492	$1,146,223	$(1,616,076)	$2,686,756

LIABILITIES AND PARTNERS’ CAPITAL

Debt	728,759	125,888	587,426	—	1,442,073
Distributions payable	20,941	—	—	—	20,941
Accrued expenses and other liabilities	23,545	110,523	10,299	—	144,367

Total liabilities	773,245	236,411	597,725	—	1,607,381

Minority interest – other partnerships	21,287	(29)	17,532	—	38,790

Redeemable units, at redemption value	29,458	—	—	—	29,458

Preferred units	478,774	—	—	—	478,774
Common units	529,696	1,066,297	530,966	(1,616,076)	510,883
Accumulated other comprehensive income	2,657	18,813	—	—	21,470

Total partners’ capital	1,011,127	1,085,110	530,966	(1,616,076)	1,011,127

Total liabilities, redeemable units and partners’ capital	$1,835,117	$1,321,492	$1,146,223	$(1,616,076)	$2,686,756

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

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$308,493	$—	$—	$308,493
Percentage lease revenue	6,924	—	42,231	(49,155)	—
Other revenue	157	—	—	—	157

Total revenue	7,081	308,493	42,231	(49,155)	308,650

Expenses:
Hotel operating expense	—	199,441	—	—	199,441
Taxes, insurance and lease expense	1,806	72,762	6,631	(49,155)	32,044
Corporate expenses	257	3,740	1,565	—	5,562
Depreciation	2,146	14,443	11,015	—	27,604
Impairment loss	—	—	9,268	—	9,268

Total operating expenses	4,209	290,386	28,479	(49,155)	273,919

Operating income	2,872	18,107	13,752	—	34,731
Interest expense, net	(14,624)	(2,825)	(11,112)	—	(28,561)
Charge-off of deferred financing cost	—	(66)	(229)	—	(295)
Early extinguishment of debt	—	(146)	(292)	—	(438)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(11,752)	15,070	2,119	—	5,437
Equity in income from consolidated entities	18,564	—	—	(18,564)	—
Equity in income from unconsolidated entities	3,365	460	(13)	—	3,812
Minority interests in other partnerships	(16)	379	1,249	—	1,612

Income from continuing operations	10,161	15,909	3,355	(18,564)	10,861
Discontinued operations from consolidated entities	—	(1,560)	860	—	(700)

Net income	10,161	14,349	4,215	(18,564)	10,161
Preferred distributions	(9,678)	—	—	—	(9,678)

Net income (loss) applicable to unitholders	$483	$14,349	$4,215	$(18,564)	$483

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$285,775	$—	$—	$285,775
Percentage lease revenue	7,461	—	57,793	(65,254)	—
Other revenue	457	(337)	—	—	120

Total revenue	7,918	285,438	57,793	(65,254)	285,895

Expenses:
Hotel operating expense	—	188,536	—	—	188,536
Taxes, insurance and lease expense	1,564	83,466	10,560	(65,254)	30,336
Corporate expenses	279	2,513	1,936	—	4,728
Depreciation	1,496	8,895	16,188	—	26,579

Total operating expenses	3,339	283,410	28,684	(65,254)	250,179

Operating income	4,579	2,028	29,109	—	35,716

Interest expense, net	(14,647)	(2,712)	(15,542)	—	(32,901)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(10,068)	(684)	13,567	—	2,815
Gain on sale of assets	389	—	—	—	389
Equity in income from consolidated entities	16,724	—	—	(16,724)	—
Equity in income from unconsolidated entities	3,277	560	—	—	3,837
Minority interests in other partnerships	—	410	(460)	—	(50)

Income from continuing operations	10,322	286	13,107	(16,724)	6,991
Discontinued operations from consolidated entities	(187)	1,658	1,673	—	3,144

Net income	10,135	1,944	14,780	(16,724)	10,135
Preferred distributions	(9,809)	—	—	—	(9,809)
Issuance costs of redeemed preferred units	(5,198)	—	—	—	(5,198)

Net income (loss) applicable to unitholders	$(4,872)	$1,944	$14,780	$(16,724)	$(4,872)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$604,780	$—	$—	$604,780
Percentage lease revenue	12,534	—	87,359	(99,893)	—
Other revenue	291	—	—	—	291

Total revenue	12,825	604,780	87,359	(99,893)	605,071

Expenses:
Hotel operating expense	—	394,813	—	—	394,813
Taxes, insurance and lease expense	2,489	146,242	12,895	(99,893)	61,733
Corporate expenses	494	7,432	3,440	—	11,366
Depreciation	4,028	28,566	21,208	—	53,802
Impairment loss	—	—	9,268	—	9,268

Total operating expenses	7,011	577,053	46,811	(99,893)	530,982

Operating income	5,814	27,727	40,548	—	74,089
Interest expense, net	(30,712)	(6,206)	(22,407)	—	(59,325)
Charge-off of deferred financing cost	—	(733)	(229)	—	(962)
Early extinguishment of debt	—	(146)	(292)	—	(438)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(24,898)	20,642	17,620	—	13,364
Equity in income from consolidated entities	39,267	—	—	(39,267)	—
Equity in income from unconsolidated entities	5,675	111	(26)	—	5,760
Minority interests in other partnerships	(23)	1,150	776	—	1,903

Income from continuing operations	20,021	21,903	18,370	(39,267)	21,027
Discontinued operations from consolidated entities	—	(2,713)	1,707	—	(1,006)

Net income	20,021	19,190	20,077	(39,267)	20,021
Preferred distributions	(19,356)	—	—	—	(19,356)

Net income applicable to unitholders	$665	$19,190	$20,077	$(39,267)	$665

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$541,265	$—	$—	$541,265
Percentage lease revenue	12,917	—	115,132	(128,049)	—
Other revenue	613	(337)	—	—	276

Total revenue	13,530	540,928	115,132	(128,049)	541,541

Expenses:
Hotel operating expense	—	362,547	—	—	362,547
Taxes, insurance and lease expense	3,841	161,697	21,209	(128,049)	58,698
Corporate expenses	531	4,992	3,746	—	9,269
Depreciation	3,558	17,239	31,459	—	52,256

Total operating expenses	7,930	546,475	56,414	(128,049)	482,770

Operating income	5,600	(5,547)	58,718	—	58,771

Interest expense, net	(28,171)	(6,230)	(30,378)	—	(64,779)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(22,571)	(11,777)	28,340	—	(6,008)
Gain on sale of assets	389	—	—	—	389
Equity in income from consolidated entities	19,533	—	—	(19,533)	—
Equity in income from unconsolidated entities	4,801	167	—	—	4,968
Minority interests in other partnerships	—	718	(573)	—	145

Income (loss) from continuing operations	2,152	(10,892)	27,767	(19,533)	(506)
Discontinued operations from consolidated entities	(874)	(634)	3,292	—	1,784

Net income (loss)	1,278	(11,526)	31,059	(19,533)	1,278
Preferred distributions	(19,900)	—	—	—	(19,900)
Issuance costs of redeemed preferred units	(5,198)	—	—	—	(5,198)

Net income (loss) applicable to unitholders	$(23,820)	$(11,526)	$31,059	$(19,533)	$(23,820)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(15,549)	$55,373	$53,001	$92,825
Cash flows from (used in) investing activities	(1,418)	52,550	(59,033)	(7,901)
Cash flows from (used in) financing activities	(16,900)	(97,423)	2,124	(112,199)
Effect of exchange rates changes on cash	—	201	—	201

Change in cash and cash equivalents	(33,867)	10,701	(3,908)	(27,074)
Cash and cash equivalents at beginning of period	48,393	36,189	9,982	94,564

Cash and equivalents at end of period	$14,526	$46,890	$6,074	$67,490

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(5,209)	$11,773	$66,011	$72,575
Cash flows from (used in) investing activities	(3,460)	(6,072)	(23,817)	(33,349)
Cash flows from (used in) financing activities	(3,832)	8,937	(38,663)	(33,558)
Effect of exchange rates changes on cash	—	(33)	—	(33)

Change in cash and cash equivalents	(12,501)	14,605	3,531	5,635
Cash and cash equivalents at beginning of period	84,829	29,387	5,094	119,310

Cash and equivalents at end of period	$72,328	$43,992	$8,625	$124,945

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
          In the second quarter of 2006, our revenue per available room, or RevPAR, increased 8.4% for our consolidated hotels in continuing operations and our average daily room rate, or ADR, comprised 98% of the increase in RevPAR. The significant increase in ADR at our hotels was largely responsible for a 178 basis point improvement in hotel earnings before interest, taxes, depreciation and amortization margin, or Hotel EBITDA margin, compared to the same period in 2005.
          We are investing in our core hotels to improve their quality, returns on investment and competitive position. During the first six months of 2006, our pro rata share of hotel capital expenditures totaled $76 million and the resulting displacement resulted in reduction to RevPAR (approximately 1%) and EBITDA (approximately $3 million), which negatively affected Hotel EBITDA margins by approximately 30 basis points. In the second quarter of 2006, we estimate that the displacement from hotel renovations resulted in reduction to RevPAR (approximately 1%) and EBITDA (approximately $2 million), which negatively affected Hotel EBITDA margins by approximately 35 basis points. We expect hotel capital expenditures to be approximately $175 million for 2006, and we plan to incur capital expenditures in 2007 at a similar or greater pace.
          In 2006 we sold eight hotels in the first quarter and four hotels in the second quarter for aggregate gross proceeds of $241 million. We used the proceeds from the sale of these hotels and cash on hand to retire approximately $253 million of aggregate indebtedness. During the second quarter of 2006 in connection with the finalization of our capital improvement program, we identified seven additional hotels as non-strategic and recorded an impairment charge of $9 million related to one of these hotels. After considering this impairment charge, we expect to record an aggregate net gain of approximately $20 million from the sale of these seven hotels.
          At June 30, 2006, including the additional seven non-strategic hotels, we had 30 non-strategic hotels that we are marketing for sale, including 20 hotels that were under contract for sale. The contracts for three of these hotels have non-refundable deposits and we have designated these three hotels as held for sale and included them in discontinued operations. We estimate that the gross proceeds from the disposition of these 30 non-strategic hotels will be approximately $395 to $445 million.
          We continue to review and evaluate our hotel portfolio on an ongoing basis and may identify additional non-strategic hotels for sale based upon various factors. If we decide to sell additional hotels or if our estimates of market value for the hotels currently designated as non-strategic decline, we could incur additional impairment charges in the future.
Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			% Change			% Change
	2006	2005	2005-2006	2006	2005	2005-2006
RevPAR	$87.77	$80.97	8.4%	$86.08	$77.22	11.5%
Total revenues from continuing operations	308,650	285,895	8.0%	605,071	541,541	11.7%
Hotel EBITDA(1)	92,592	80,692	14.7%	176,597	145,018	21.8%
Hotel EBITDA margin(1)	30.0%	28.2%	6.4%	29.2%	26.8%	9.0%
Income (loss) from continuing operations	10,861	6,991	55.4%	21,027	(506)	4,255.5%
Funds From Operations (“FFO”)(1) (2)	32,974	28,062	17.5%	64,307	41,856	53.6%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(3)	$72,858	$79,939	(8.9)%	$147,006	$140,102	4.9%

(1)	Included in the Financial Comparison are non-GAAP financial measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin. Further discussions of the use, limitations and importance, and detailed reconciliations to the most comparable GAAP measure, of these non-GAAP financial measures are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	In accordance with the guidance provided by the United States Securities and Exchange Commission, or SEC, with respect to non-GAAP financial measures, FFO has not been adjusted to add back the following items included in net income (loss) applicable to common unitholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Charge-off of deferred debt costs	$295	$—	$962	$—
Charge-off of deferred debt costs, unconsolidated entities	20	—	20	—
Loss on early extinguishment of debt	438	—	438	—
Loss on early extinguishment of debt, unconsolidated entities	165	—	165	—
Minority interest share of charge-off of debt costs and early extinguishment of debt	(115)	—	(115)	—
Impairment loss, continuing operations	9,268	—	9,268	—
Impairment loss, discontinued operations	—	732	—	1,291
Minority interest share of impairment loss	(927)	—	(927)	—
Asset disposition costs	—	—	—	1,300
Issuance costs of redeemed preferred units	—	5,198	—	5,198

(3)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Charge-off of deferred debt costs	$295	$—	$962	$—
Charge-off of deferred debt costs, unconsolidated entities	20	—	20	—
Loss on early extinguishment of debt	438	—	438	—
Loss on early extinguishment of debt, unconsolidated entities	165	—	165	—
Minority interest share of charge-off of debt costs and early extinguishment of debt	(115)	—	(115)	—
Loss (gain) on sale of depreciable assets	1,785	(155)	2,862	(175)
Impairment loss, continuing operations	9,268	—	9,268	—
Impairment loss, discontinued operations	—	732	—	1,291
Minority interest share of impairment loss	(927)	—	(927)	—
Asset disposition costs	—	—	—	1,300

Results of Operations
Comparison of the Three Months Ended June 30, 2006 and 2005
     For the three months ended June 30, 2006, we recorded net income applicable to common unitholders of $483,000, or $0.01 per unit, compared to a loss of $5 million, or $0.08 per unit, for the same period in 2005. We had income from continuing operations of $11 million in the second quarter of 2006, compared to $7 million for the same period in 2005. We incurred a $9 million impairment charge in the second quarter of 2006, which reduced income from continuing operations.
     Total revenue from continuing operations was $309 million, an 8% increase compared to the same period in 2006. The increase in revenue is principally attributed to an 8.4% increase in RevPAR compared to same period in 2005, which is consistent with the overall performance of the sector. We estimate that hotel renovations displaced approximately 1% of Rev PAR in the second quarter of 2006.
     In the second quarter of 2006, 98% of our increased RevPAR was attributed to increases in ADR. Increased ADR typically improves Hotel EBITDA margin because hotels are receiving more revenue for each guest. In the second quarter of 2006, our Hotel EBITDA margin improved by 178 basis points over the same period in 2005. We estimate that hotel renovation displacement reduced our Hotel EBITDA margin by approximately 35 basis points in the second quarter of 2006.
     Total operating expenses for the second quarter of 2006 increased by $24 million or 9.5%, and increased as a percentage of total revenue from 87.5% to 88.8%, compared to the same period in 2005. We recorded an impairment charge on one hotel included in continuing operations, which increased total operating expenses by $9 million, or 2.9% of total revenue, in the second quarter of 2006.
     In the second quarter of 2006, hotel departmental expenses, which consist of rooms expense, food and beverage expense and other operating departments, increased by $6 million, but decreased as a percentage of total revenue from 33.4% to 32.8%, compared to the same period in 2005. These costs are directly related to the number of hotel guests and continue to improve as ADR increases relative to total revenue.
     In the second quarter of 2006, other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance and utility expense, increased by $3 million, but decreased as a percentage of total revenue from 27.4% to 26.3%, compared to the second quarter of 2005. All of the components of other property operating costs improved as a percentage of total revenue, except for utility cost, which remained constant as a percentage of total revenue.
     In the second quarter of 2006, management and franchise fee expense increased $2 million and increased as a percentage of total revenue from 5.2% to 5.5%, compared to the same period in 2005. The increase in management and franchise fees as a percentage of total revenue reflects increased incentive management fees earned from improved hotel profits.
     In the second quarter of 2006, taxes, insurance and lease expense increased by $2 million, but decreased as a percentage of total revenue from 10.6% to 10.4%, compared to the same period in 2005. Increases in lease expenses (resulting from increased revenues), taxes and property insurance were partially offset by reduction in general liability insurance.
     In the second quarter of 2006, corporate expenses increased by $1 million an increase as a percentage of total revenue from 1.7% to 1.8%, compared to the same period in 2005. The increase in corporate expenses is attributable principally to additional asset management positions and current year FelCor stock grants.
     In the second quarter of 2006, depreciation expense increased $1 million, compared to the same period in 2005. This increase is attributable to the $112 million of capital expenditures incurred in 2005.

     In the second quarter of 2006, we designated seven additional hotels as non-strategic and tested these hotels under the provisions of SFAS No. 144. Of the hotels tested, one such hotel’s projected cash flows, under a reduced holding period, was less than its net book value. This resulted in an impairment charge of $9 million to write down the hotel asset to our then-current estimate of its fair market value.
     Operating income for the second quarter of 2006 decreased by $1 million compared to the same period in 2005. This decrease in operating income reflected the impairment charge described above, which was partially offset by increased revenue and improvements in Hotel EBITDA margins, which resulted principally from increased ADR.
     Net interest expense included in continuing operations for the second quarter decreased $4 million, or 13.2%, in the second quarter of 2006, compared to the same period in 2005. This reflected a $316 million reduction in our average outstanding debt.
     In the second quarter 2006, we refinanced the mortgage debt encumbering one of our consolidated hotels. In connection with this refinancing, we recorded a charge of $1 million relating to deferred financing costs associated with the retired mortgage and costs related to the early extinguishment of debt.
     Minority interests increased by $2 million in the second quarter of 2006 compared to the same period in 2005. This increase principally reflects a minority holder’s 10% interest in the hotel with respect to which we incurred a $9 million impairment charge in the second quarter of 2006.
     Discontinued operations includes the operating income, direct interest costs, net losses and other costs of disposition related to 12 hotels sold during the first six months of 2006, 19 hotels disposed in 2005 and three hotels held for sale at June 30, 2006.
     Net income for the second quarters of both 2005 and 2006 was $10 million.
Comparison of the Six Months Ended June 30, 2006 and 2005
     For the six months ended June 30, 2006, we recorded net income applicable to common unitholders of $665,000 or $0.01 per unit, compared to a loss of $24 million, or $0.38 per unit, for the same period in 2005. We had income from continuing operations of $21 million in the first six months of 2006, compared to a loss of $506,000 for the prior year six month period. We incurred an impairment charge in the second quarter of 2006, which reduced income from continuing operations.
     Total revenue from continuing operations was $605 million, an 11.7% increase compared to the same period in 2005. The increase in revenue is principally attributed to an 11.5% increase in RevPAR compared to the same six month period of 2005. The increase in RevPAR resulted from increases in both ADR (71%) and occupancy (29%). Our increases in RevPAR are consistent with the overall performance of our sector. We estimate that hotel renovations displaced approximately 1% of Rev PAR in the six months ended June 30, 2006.
     In the first six months of 2006, 71% of our increased RevPAR was attributed to increases in ADR. Increased ADR typically improves Hotel EBITDA margin because hotels are receiving more revenue for each guest. In the first six months of 2006, our Hotel EBITDA margin improved by 241 basis points over the same period in 2005. We estimate that renovation displacement reduced our Hotel EBITDA margin by approximately 30 basis points in the six months ending June 30, 2006, but this was largely offset by business interruption proceeds which contributed 26 basis points of Hotel EBITDA margin improvement.
     Total operating expenses for the first six months of 2006 increased by $48 million, or 10%, but decreased as a percentage of total revenue from 89% to 88%, compared to the same period in 2005. We recorded an impairment charge on one hotel included in continuing operations, which increased total operating expenses by $9 million, or 1.5% of total revenue in the six months ended June 30, 2006.

     In the six months ended June 30, 2006, hotel departmental expenses, which consist of rooms expense, food and beverage expense and other operating departments, increased by $16 million, but decreased as a percentage of total revenue from 33.6% to 32.6% compared to the same period in 2005. These costs are directly related to the number of hotel guests and should continue to improve as ADR increases relative to the increase in RevPAR.
     In the six months ended June 30, 2006, other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance and utility expense, increased by $12 million, but decreased as a percentage of total revenue from 28.3% to 27.2% compared to the same period in 2005. All of the components of other property operating costs improved as a percentage of total revenue, except for utility cost, which increased slightly as a percentage of total revenue.
     In the six months ended June 30, 2006, management and franchise fee expense increased $5 million and increased as a percentage of total revenue from 5.1% to 5.4% compared to the same period in 2005. The increase as a percentage of total revenue reflects increased incentive management fees earned from improved hotel profits.
     In the six months ended June 30, 2006, taxes, insurance and lease expense increased by $3 million, but decreased as a percentage of total revenue from 10.8% to 10.2% compared to the same period in 2005. Increases in lease expenses (resulting from increased revenues), taxes and property insurance were partially offset by reduction in general liability insurance.
     In the six months ended June 30, 2006, corporate expenses increased by $2 million and increased slightly as a percentage of total revenue from 1.7% to 1.9% compared to the same period in 2005. The increase in corporate expenses is attributable principally to additional asset management positions, current year FelCor stock grants and severance arrangements.
     In the six months ended June 30, 2006, depreciation expense increased $2 million compared to the same period in 2005. This increase is attributable to the $112 million of capital expenditures incurred in 2005.
     In the second quarter of 2006, we designated seven additional hotels as non-strategic and tested these hotels under the provisions of SFAS No. 144 periods. Of the hotels tested, one such hotel’s projected cash flows under a reduced holding period was less than its net book value, which resulted in an impairment charge of $9 million to write down the hotel asset to our then-current estimate of its fair market value.
     Operating income for the six months ended June 30, 2006 increased by $15 million or 26% compared to the same period in 2005. This improvement in operating income reflected the increased revenue and improvements in Hotel EBITDA margins, which resulted principally from increased ADR partially offset by a $9 million impairment charge.
     Net interest expense included in continuing operations decreased $5 million, or 8.4% in the six months ended June 30, 2006, compared to the same period in 2005. This reflected a $278 million reduction in our average outstanding debt.
     In the six months ended June 30, 2006, equity in income from unconsolidated entities increased by $1 million, compared to the same period in 2005. This reflected the increased RevPAR for our unconsolidated hotels and an improvement in their Hotel EBITDA margins in the six months ended June 30, 2006.
     Discontinued operations includes operating income, direct interest costs, net losses and other costs of disposition related to 12 hotels sold during the six months ended June 30, 2006, 19 hotels disposed in 2005 and three hotels held for sale at June 30, 2006.
     Net income for the six months ended June 30, 2006 was $20 million, compared to $1 million the same period in 2005.

Non-GAAP Financial Measures
     We refer in this Quarterly Report on Form 10-Q to certain “non-GAAP financial measures.” These measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles (“GAAP”). The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.
     The following tables detail our computation of FFO and EBITDA (in thousands):
Reconciliation of Net Income to FFO
(in thousands, except per unit data)

	Three Months Ended June 30,
	2006			2005
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income	$10,161			$10,135
Preferred distributions	(9,678)			(9,809)
Issuance costs of redeemed preferred units	—			(5,198)

Net income (loss) applicable to common unitholders	483	62,728	$0.01	(4,872)	62,192	$(0.08)
Depreciation, continuing operations	27,604	—	0.44	26,579	—	0.43
Depreciation, unconsolidated entities and discontinued operations	3,102	—	0.05	6,510	—	0.10
Loss (gain) on sale of depreciable assets	1,785	—	0.03	(155)	—	—
Conversion of options and unvested restricted units	—	—	—	—	339	—

FFO	$32,974	62,728	$0.53	$28,062	62,531	$0.45

Reconciliation of Net Income to FFO and Adjusted FFO
(in thousands, except per unit data)

	Six Months Ended June 30,
	2006			2005
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income	$20,021			$1,278
Preferred distributions	(19,356)			(19,900)
Issuance costs of redeemed preferred units	—			(5,198)

Net income (loss) applicable to common unitholders	665	62,707	$0.01	(23,820)	62,151	$(0.38)
Depreciation, continuing operations	53,802	—	0.86	52,256	—	0.83
Depreciation, unconsolidated entities and discontinued operations	6,978	—	0.11	13,595	—	0.22
Loss (gain) on sale of depreciable assets	2,862	—	0.05	(175)	—	—
Conversion of options and unvested restricted units	—	—	—	—	319	—

FFO	$64,307	62,707	$1.03	$41,856	62,470	$0.67

     Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income or loss applicable to common unitholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Charge-off of deferred debt costs	$295	—	$962	—
Charge-off of deferred debt costs, unconsolidated entities	20	—	20	—
Loss on early extinguishment of debt	438	—	438	—
Loss on early extinguishment of debt, unconsolidated entities	165	—	165	—
Minority interest share of charge-off of debt costs and early extinguishment of debt	(115)	—	(115)	—
Impairment loss, continuing operations	9,268	—	9,268	—
Impairment loss, discontinued operations	—	732	—	1,291
Minority interest share of impairment loss	(927)	—	(927)	—
Asset disposition costs	—	—	—	1,300
Issuance costs of redeemed preferred units	—	5,198	—	5,198
Reconciliation of Net Income to EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$10,161	$10,135	$20,021	$1,278
Depreciation, continuing operations	27,604	26,579	53,802	52,256
Depreciation, unconsolidated entities and discontinued operations	3,102	6,510	6,978	13,595
Interest expense	29,416	33,702	60,973	66,219
Interest expense from unconsolidated entities and discontinued operations	1,667	2,258	3,335	5,400
Amortization expense	908	755	1,897	1,354

EBITDA	$72,858	$79,939	$147,006	$140,102

     Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Charge-off of deferred debt costs	$295	—	$962	—
Charge-off of deferred debt costs, unconsolidated entities	20	—	20	—
Loss on early extinguishment of debt	438	—	438	—
Loss on early extinguishment of debt, unconsolidated entities	165	—	165	—
Minority interest share of charge-off of debt costs and early extinguishment of debt	(115)	—	(115)	—
Loss (gain) on sale of depreciable assets	1,785	(155)	2,862	(175)
Impairment loss, continuing operations	9,268	—	9,268	—
Impairment loss, discontinued operations	—	732	—	1,291
Minority interest share of impairment loss	(927)	—	(927)	—
Asset disposition costs	—	—	—	1,300

     The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at June 30, 2006.
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue	$308,650	$285,895	$605,071	$541,541
Retail space rental and other revenue	(157)	(120)	(291)	(276)

Hotel operating revenue	308,493	285,775	604,780	541,265
Hotel operating expenses	(215,901)	(205,083)	(428,183)	(396,247)

Hotel EBITDA	$92,592	$80,692	$176,597	$145,018

Hotel EBITDA margin(1)	30.0%	28.2%	29.2%	26.8%

(1)	Hotel EBITDA as a percentage of hotel revenue.
Hotel Operating Expense Composition
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Continuing Operations	2006	2005	2006	2005
Hotel departmental expenses:
Room	$62,490	$58,301	$122,063	$111,235
Food and beverage	31,740	30,076	61,217	57,450

Other operating departments	7,100	7,008	14,090	13,148
Other property related costs:
Administrative and general	26,211	26,112	53,131	50,134
Marketing and advertising	24,886	23,903	49,712	46,474
Repairs and maintenance	16,033	15,280	31,946	29,937
Energy	14,127	13,054	30,005	26,708

Total other property related costs	81,257	78,349	164,794	153,253
Management and franchise fees	16,854	14,802	32,649	27,461
Taxes, insurance and lease expense	16,460	16,547	33,370	33,700

Hotel operating expenses	$215,901	$205,083	$428,183	$396,247

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$273,919	$250,179	$530,982	$482,770
Consolidated hotel lease expense	(17,056)	(15,387)	(31,388)	(28,051)
Unconsolidated taxes, insurance and lease expense	1,472	1,598	3,025	3,053
Corporate expenses	(5,562)	(4,728)	(11,366)	(9,269)
Depreciation	(27,604)	(26,579)	(53,802)	(52,256)
Impairment loss	(9,268)	—	(9,268)	—

Hotel operating expenses	$215,901	$205,083	$428,183	$396,247

Supplemental information:
Compensation and benefits expense (included in hotel operating expenses)	$90,370	$86,074	$177,246	$167,353

     The following tables reconcile net income or loss to hotel operating profit and the ratio of operating income to total revenue to hotel operating margin.
Reconciliation of Net Income to Hotel EBITDA
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$10,161	$10,135	$20,021	$1,278
Discontinued operations	700	(3,144)	1,006	(1,784)
Equity in income from unconsolidated entities	(3,812)	(3,837)	(5,760)	(4,968)
Minority interests	(1,612)	50	(1,903)	(145)
Consolidated hotel lease expense	17,056	15,387	31,388	28,051
Unconsolidated taxes, insurance and lease expense	(1,472)	(1,598)	(3,025)	(3,053)
Interest expense, net	28,561	32,901	59,325	64,779
Charge-off of deferred financing costs	295	—	962	—
Impairment loss	9,268	—	9,268	—
Early extinguishment of debt	438	—	438	—
Corporate expenses	5,562	4,728	11,366	9,269
Depreciation	27,604	26,579	53,802	52,256
Gain on sale of assets	—	(389)	—	(389)
Retail space rental and other revenue	(157)	(120)	(291)	(276)

Hotel EBITDA	$92,592	$80,692	$176,597	$145,018

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel EBITDA Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Ratio of operating income to total revenue	11.3%	12.4%	12.2%	10.9%
Less:
Retail space and rental and other revenue	—	—	—	—
Unconsolidated taxes, insurance and lease expense	(0.5)%	(0.6)%	(0.5)%	(0.6)%
Plus:
Consolidated lease expense	5.5%	5.4%	5.2%	5.2%
Corporate expenses	1.8%	1.7%	1.9%	1.7%
Depreciation	8.9%	9.3%	8.9%	9.6%
Impairment loss	3.0%	—	1.5%	—

Hotel EBITDA margin	30.0%	28.2%	29.2%	26.8%

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
FFO and EBITDA
     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.
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
Hotel EBITDA and Hotel EBITDA Margin
     Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin by eliminating corporate-level expenses, depreciation and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by minority interest expense and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our hotels.
Limitations of Non-GAAP Measures
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

Hotel Portfolio Composition
     The following tables set forth, as June 30, 2006, for 110 hotels included in our consolidated portfolio of continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

			% of	% of 2005
Brand	Hotels	Rooms	Total Rooms	Hotel EBITDA
Embassy Suites Hotels	54	13,653	44	54
Holiday Inn-branded	29	9,846	31	22
Sheraton-branded	10	3,274	10	12
Doubletree-branded	7	1,471	5	6
Other	10	3,234	10	6

Top Markets
Atlanta	8	2,385	8	7
South Florida area	5	1,434	5	6
Los Angeles area	5	1,100	3	5
Orlando	5	1,690	5	5
Dallas	9	2,876	9	4
Minneapolis	4	955	3	4
New Orleans	2	746	2	4
Phoenix	3	798	3	4
Chicago	4	1,238	4	4
San Francisco Bay area	7	2,385	8	4
Washington, D.C.	1	443	1	3
San Diego	1	600	2	3
San Antonio	4	1,187	4	3
Northern New Jersey	3	757	2	3
Philadelphia	2	729	2	3

Top Four States
California	17	4,896	16	17
Florida	13	4,104	13	13
Texas	20	6,036	19	12
Georgia	10	2,739	9	8

Location
Suburban	46	11,412	36	37
Urban	28	9,053	29	27
Airport	24	7,498	24	22
Resort	12	3,515	11	14

Segment
Upper-upscale all-suite	65	16,036	51	63
Full service	30	10,009	32	22
Upscale	14	5,124	16	14
Limited service	1	309	1	1

Core Hotels	83	24,084	77	89
Non-Strategic Hotels	27	7,394	23	11

Hotel Operating Statistics
     The following tables set forth historical occupancy, ADR and RevPAR at June 30, 2006 and 2005, and the percentage changes therein between the periods presented, for our hotels included in our consolidated portfolio of continuing operations.
Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	%Variance	2006	2005	% Variance
Embassy Suites Hotels	76.4	76.8	(0.4)	76.0	74.1	2.6
Holiday Inn-branded hotels	73.0	72.5	0.7	71.1	68.3	4.0
Sheraton-branded hotels	63.5	67.3	(5.7)	62.5	64.5	(3.1)
Doubletree-branded hotels	78.7	76.7	2.6	76.6	72.5	5.6
Other hotels	68.9	64.8	6.4	65.2	61.2	6.6

Total hotels	73.3	73.2	0.2	72.0	69.9	3.0

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Variance	2006	2005	% Variance
Embassy Suites Hotels	131.71	121.38	8.5	133.58	123.82	7.9
Holiday Inn-branded hotels	98.96	93.59	5.7	97.52	91.36	6.7
Sheraton-branded hotels	125.82	111.02	13.3	124.90	109.48	14.1
Doubletree-branded hotels	130.87	117.39	11.5	132.23	120.49	9.7
Other hotels	118.65	110.48	7.4	112.50	103.28	8.9

Total hotels	119.68	110.60	8.2	119.62	110.51	8.2

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Variance	2006	2005	% Variance
Embassy Suites Hotels	100.65	93.16	8.0	101.48	91.72	10.6
Holiday Inn-branded hotels	72.23	67.86	6.4	69.29	62.40	11.1
Sheraton-branded hotels	79.86	74.70	6.9	78.10	70.62	10.6
Doubletree-branded hotels	102.93	90.04	14.3	101.23	87.36	15.9
Other hotels	81.79	71.58	14.3	73.36	63.20	16.1

Total hotels	87.77	80.97	8.4	86.08	77.22	11.5

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Variance	2006	2005	% Variance
Atlanta	69.4	71.0	(2.3)	71.8	70.5	1.9
South Florida area	78.5	81.3	(3.4)	83.5	86.0	(2.9)
Los Angeles area	73.9	77.5	(4.7)	76.0	74.8	1.7
Orlando	84.5	79.9	5.7	82.1	81.7	0.5
Dallas	58.2	50.1	16.2	59.1	51.0	15.8
Minneapolis	71.4	75.5	(5.4)	67.9	70.5	(3.7)
New Orleans	61.4	73.5	(16.5)	76.2	73.7	3.4
Phoenix	74.1	74.9	(1.1)	78.6	78.1	0.6
Chicago	80.4	80.9	(0.6)	71.8	71.2	0.8
San Francisco Bay area	75.8	74.3	2.0	73.4	68.8	6.6
Washington, D.C.	70.9	83.0	(14.6)	66.4	75.1	(11.6)
San Diego	80.4	84.0	(4.3)	81.3	82.8	(1.8)
San Antonio	83.6	81.7	2.3	80.1	75.6	5.9
Northern New Jersey	74.5	77.1	(3.3)	70.2	71.1	(1.3)
Philadelphia	82.5	84.5	(2.4)	71.2	73.8	(3.5)

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Variance	2006	2005	% Variance
Atlanta	105.40	92.52	13.9	105.19	92.97	13.1
South Florida area	131.30	117.54	11.7	157.77	136.19	15.8
Los Angeles area	139.61	123.88	12.7	134.39	122.24	9.9
Orlando	98.39	91.61	7.4	105.27	98.81	6.5
Dallas	101.99	95.34	7.0	103.92	96.44	7.8
Minneapolis	135.74	123.75	9.7	132.75	123.30	7.7
New Orleans	123.37	135.87	(9.2)	140.36	141.58	(0.9)
Phoenix	122.69	111.95	9.6	142.68	129.83	9.9
Chicago	137.53	120.46	14.2	127.31	110.18	15.5
San Francisco Bay area	127.49	115.72	10.2	123.48	113.32	9.0
Washington, D.C.	166.46	147.80	12.6	165.76	147.86	12.1
San Diego	138.75	138.43	0.2	137.30	130.74	5.0
San Antonio	99.67	91.24	9.2	96.77	88.85	8.9
Northern New Jersey	148.57	139.54	6.5	147.48	136.97	7.7
Philadelphia	135.14	124.60	8.5	126.83	115.21	10.1

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Variance	2006	2005	% Variance
Atlanta	73.10	65.71	11.2	75.50	65.50	15.3
South Florida area	103.08	95.55	7.9	131.76	117.17	12.5
Los Angeles area	103.19	96.03	7.5	102.16	91.38	11.8
Orlando	83.10	73.20	13.5	86.41	80.71	7.1
Dallas	59.39	47.77	24.3	61.39	49.18	24.8
Minneapolis	96.95	93.43	3.8	90.14	86.93	3.7
New Orleans	75.69	99.82	(24.2)	107.02	104.36	2.6
Phoenix	90.87	83.87	8.3	112.20	101.46	10.6
Chicago	110.57	97.45	13.5	91.43	78.48	16.5
San Francisco Bay area	96.63	85.98	12.4	90.63	78.00	16.2
Washington, D.C.	118.07	122.75	(3.8)	110.05	111.10	(0.9)
San Diego	111.55	116.35	(4.1)	111.56	108.23	3.1
San Antonio	83.32	74.58	11.7	77.54	67.20	15.4
Northern New Jersey	110.70	107.52	3.0	103.53	97.42	6.3
Philadelphia	111.47	105.26	5.9	90.30	85.02	6.2

Liquidity and Capital Resources
     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from hotel operations. For the six months ended June 30, 2006, net cash flow provided by operating activities, consisting primarily of hotel operations, was $93 million. At June 30, 2006, we had cash on hand of $67 million, including approximately $41 million held under management agreements to meet minimum working capital requirements.
     In the first six months of 2006, we paid first and second quarter 2006 common distributions of $0.15 and $0.20 per unit, respectively. FelCor’s board of directors will determine the amount of future common and preferred distributions for each quarter, based upon the actual operating results for that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.
     During the three and six months ended June 30, 2006, we experienced significant displacement from hotel renovation that reduced revenues and Hotel EBITDA margins. We expect that the effect of ongoing displacement in the remainder of 2006 will be greater than the first half of the year.
     We currently expect that our cash flow provided by operating activities for 2006 will be approximately $165 million to $170 million. These cash flow forecasts assume that RevPAR increases by 8% to 10% and Hotel EBITDA margin increases of approximately 170 basis points. Our current operating plan contemplates that we will make aggregate common distribution payments of $35 million, preferred distribution payments of $39 million and $17 million in normal recurring principal payments, leaving surplus cash flow (before capital expenditures and additional debt reduction) of approximately $74 million to $79 million. In 2006, we plan to spend approximately $175 million for capital expenditures, which will be funded with proceeds from the sale of non-strategic hotels and cash. In the first six months of 2006, we sold 12 non-strategic hotels for gross proceeds aggregating $241 million, and designated seven additional hotels as non-strategic. At June 30, 2006, we had 30 non-strategic hotels that we are marketing for sale, including 20 hotels that were under contract for sale. The proceeds from the sale of these remaining non-strategic hotels are expected to be approximately $395 to $445 million, and we expect to sell substantially all of these hotels by the end of 2007.
     During the first quarter of 2006, our hotels in New Orleans and surrounding markets, such as Atlanta, Baton Rouge, Houston, San Antonio, and Dallas, benefited from the increase in demand for hotel rooms, resulting from the displacement of New Orleans residents and the influx of relief and construction workers following Hurricane Katrina. In the second quarter of 2006, the initial relief work was completed in New Orleans, and there was an exodus of first responders from the area. The shift away from relief workers and temporary housing to ongoing construction workers has dramatically reduced the demand in New Orleans, however, the surrounding markets continue to benefit from a strong demand for convention and group business that was moved from New Orleans, through the second quarter.
     Events, including terrorist attacks, natural disasters, U.S. military involvement in the Middle East and the bankruptcy of several major corporations, had an adverse impact on the capital markets in prior years. Events, or circumstances of similar magnitude or impact, could adversely affect the availability and cost of our capital. In addition, any slowdown of the overall economy and of the lodging industry could adversely affect our operating cash flow and the availability and cost of capital for our business.
     We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses, that can fluctuate disproportionately to revenues. Operating expenses are difficult to predict and control, which can produce volatility in our operating results. Our Hotel EBITDA margins from continuing operations increased in 2005 and the first six months of 2006. However, if our hotel RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could suffer a material adverse effect.

Debt
     In 2006, as a result of the current economic recovery, its impact on the travel and lodging industries, and our lower secured debt levels, in 2006 Standard & Poor’s raised its ratings on our senior unsecured debt from B- to B and Moody’s Investors Service raised its ratings from B1 to Ba3. As a result of the Moody’s upgrade, effective April 3, 2006, the interest rate applicable to $300 million of our senior unsecured debt maturing in 2011 decreased from 9% to 8.5%, reducing our annualized interest expense by $1.5 million. If the credit rating on our senior debt is downgraded by Moody’s to B1 and Standard & Poor’s rating remains below BB-, the interest rate on this debt will increase from 8.5% to 9%.
     In the first six months of 2006, we retired approximately $253 million of aggregate debt with proceeds of hotel sales and cash. In connection with the early debt retirement, we recorded $1 million of expense in the first six months of 2006.
     Line of Credit
     Our $125 million line of credit contains certain restrictive covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and a maximum payout ratio. The interest on our line ranges from 175 to 225 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement. In addition to financial covenants, our line of credit includes certain other affirmative and negative covenants, including restrictions on our ability to create or acquire wholly-owned subsidiaries; restrictions on the operation/ownership of our hotels; limitations on our ability to lease property or guarantee leases of other persons; limitations on our ability to make restricted payments (such as distributions on common and preferred units, share repurchases and certain investments); limitations on our ability to merge or consolidate with other persons, to issue stock of our subsidiaries and to sell all or substantially all of our assets; restrictions on our ability to make investments in condominium developments; limitations on our ability to change the nature of our business; limitations on our ability to modify certain instruments, to create liens, to enter into transactions with affiliates; and limitations on our ability to enter into joint ventures. At the date of this filing, we were in compliance with all of these covenants. If operating results fall significantly below our current expectations, we may not be able to meet some or all of these covenants in which case we may be unable to borrow under our line of credit.
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
     Construction Loan
     In 2005, we started construction on the 184 unit Royale Palms condominium development in Myrtle Beach, South Carolina. This project is more than 98% pre-sold and is expected to be completed in the summer of 2007. In conjunction with this development, we entered into a $70 million recourse construction loan facility. Through June 30, 2006, we had spent $40 million on this project and had drawn $34 million on the construction loan. Effective July 1, 2006, the interest on this construction loan was reduced from 225 basis points over LIBOR to 200 basis points over LIBOR.
     Mortgage Debt
     At June 30, 2006, we had aggregate mortgage indebtedness of approximately $729 million that was secured by 46 of our consolidated hotels with an aggregate book value of approximately $1.2 billion and by our Royale Palms condominium development. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 10 hotels provide for lock-box arrangements under certain circumstances. With respect to these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met.

The mortgage loans secured by eight of these 10 hotels also provide that, if the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to us. Eight of these 10 hotels, which accounted for 6% of our total revenues in 2005, are currently subject to the lock-box provisions because they failed to meet the debt service coverage ratio in 2004. The hotels currently exceed the minimum debt service coverage ratio, however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. None of these hotels have ever failed to meet the lower debt service coverage ratio.
     Our hotel mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.
     Senior Notes
     Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required to meet the REIT qualification test; repurchase partnership units; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for minority interest in FelCor LP, actual cash distributions by unconsolidated entities, gains or losses from asset sales, distributions on preferred units and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. Although our current debt-to-EDITDA ratio is below 4.85 to 1, a decline in our EBITDA, as a result of asset sales, adverse economic developments or an increase in our debt, could make us subject to this limitation. In addition, if we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying distributions on our preferred or common units, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.
     We currently anticipate that we will meet our financial covenant and incurrence tests based on current RevPAR expectations. For 2006, we currently anticipate that our portfolio RevPAR will be 8% to 10% above the prior year.
Inflation
     Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competition may, however, require us to reduce room rates in the near term and may limit our ability to raise room rates in the future. We are also subject to the risk that inflation will cause increases in hotel operating expenses disproportionately to revenues. If competition requires us to reduce room rates or limits our ability to raise room rates in the future, we may not be able to adjust our room rates to reflect the effects of inflation in full, in which case our operating results and liquidity could be adversely affected.
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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:
•	our general economic and lodging industry conditions, including the anticipated continuation of the current recovery in the economy, the realization of anticipated job growth, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, the impact on the travel industry of high fuel costs and increased security precautions, and the impact that the bankruptcy of additional major air carriers may have on our revenues and receivables;

•	our overall debt levels and our ability to obtain new financing and service debt;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our growth strategy and acquisition activities;

•	our inability to sell the hotels being marketed for sale at anticipated prices; and

•	competitive conditions in the lodging industry.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2006, approximately 77% of our consolidated debt had fixed interest rates, after considering interest rate swaps. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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
Expected Maturity Date
at June 30, 2006
(dollars in thousands)

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$6,979	$139,897	$16,342	$183,531	$282,245	$386,661	$1,015,655	$1,082,874
Average interest rate	7.90%	7.66%	7.88%	7.29%	8.70%	8.06%	8.04%
Floating rate:
Debt	1,447	121,212	15,500	—	—	190,650	328,809	328,809
Average interest rate	6.81%	7.02%	8.32%	—	—	9.87%	8.73%
Interest rate swaps (floating to fixed)
Notional amount	—	—	—	—	—	100,000	100,000	102,800
Pay rate	—	—	—	—	—	7.80%	7.80%

Total debt	$8,426	$261,109	$31,842	$183,531	$282,245	$677,311	$1,444,464
Average interest rate	7.71%	7.36%	8.09%	7.29%	8.70%	8.53%	8.18%
Net discount							(2,391)

Total debt							$1,442,073

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

PART II. — OTHER INFORMATION
Item 6. Exhibits.
     The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2006

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