Form 10-Q
period 2006-09-30
FelCor Lodging LP
filed 2006-11-09
CIK 1048789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

FELCOR LODGING LIMITED PARTNERSHIP

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Investment in hotels, net of accumulated depreciation of $707,027 at September 30, 2006 and $754,502 at December 31, 2005	$2,271,256	$2,587,379
Investment in unconsolidated entities	111,431	109,262
Hotels held for sale	12,398	—
Cash and cash equivalents	133,054	94,564
Restricted cash	25,237	18,298
Accounts receivable, net of allowance for doubtful accounts of $660 at September 30, 2006 and $2,203 at December 31, 2005	46,310	54,815
Deferred expenses, net of accumulated amortization of $14,074 at September 30, 2006 and $12,150 at December 31, 2005	10,167	12,423
Condominium development project	56,295	13,051
Other assets	25,381	29,301

Total assets	$2,691,529	$2,919,093

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $2,095 at September 30, 2006 and $2,982 at December 31, 2005	$1,448,075	$1,675,280
Distributions payable	20,967	8,596
Accrued expenses and other liabilities	153,811	138,017

Total liabilities	1,622,853	1,821,893

Commitments and contingencies

Redeemable units at redemption value,1,355 and 2,763 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	27,168	47,543

Minority interest in other partnerships	27,618	40,014

Partners’ capital:
Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units, issued and outstanding at September 30, 2006 and December 31, 2005	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units, issued and outstanding at September 30, 2006 and December 31, 2005	169,412	169,412
Common units, $.01 par value, 62,036 and 60,210 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	514,442	511,267
Accumulated other comprehensive income	20,674	19,602

Total partners’ capital	1,013,890	1,009,643

Total liabilities, redeemable units and partners’ capital	$2,691,529	$2,919,093

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005
(unaudited, in thousands, except for per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Hotel operating revenue	$284,531	$267,861	$866,092	$789,829
Retail space rental and other revenue	211	1,632	501	1,908

Total revenues	284,742	269,493	866,593	791,737

Expenses:
Hotel departmental expenses	92,945	90,246	281,608	264,302
Other property operating costs	79,862	76,691	237,408	223,875
Management and franchise fees	14,302	13,702	45,642	40,088
Taxes, insurance and lease expense	31,228	29,388	91,592	86,867
Corporate expenses	7,164	4,839	18,530	14,108
Depreciation	27,154	25,487	79,729	75,108
Impairment loss	5,874	—	15,142	—

Total operating expenses	258,529	240,353	769,651	704,348

Operating income	26,213	29,140	96,942	87,389
Interest expense, net	(28,273)	(32,053)	(87,585)	(95,528)
Hurricane loss	—	(2,309)	—	(2,309)
Charge-off of deferred financing costs	—	—	(962)	—
Early extinguishment of debt	—	—	(438)	—

Income (loss) before equity in income of unconsolidated entities, minority interests and gain on sales of assets	(2,060)	(5,222)	7,957	(10,448)
Equity in income from unconsolidated entities	3,948	3,260	9,708	8,229
Minority interests	(60)	463	1,843	607
Gain (loss) on sale of assets	(92)	80	(92)	469

Income (loss) from continuing operations	1,736	(1,419)	19,416	(1,143)
Discontinued operations	18,553	12,682	20,894	13,683

Net income	20,289	11,263	40,310	12,540
Preferred distributions	(9,665)	(9,829)	(29,022)	(29,729)
Issuance costs of redeemed preferred units	—	(1,324)	—	(6,522)

Net income (loss) applicable to common unitholders	$10,624	$110	$11,288	$(23,711)

Basic and diluted earnings (loss) per common unit data:
Net income (loss) from continuing operations	$(0.13)	$(0.20)	$(0.15)	$(0.60)

Net income (loss)	$0.17	$—	$0.18	$(0.38)

Basic and diluted weighted average common units outstanding	62,503	62,216	62,477	62,181

Cash distributions declared on common units	$0.20	$—	$0.55	$—

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2006 and 2005
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$20,289	$11,263	$40,310	$12,540
Unrealized holding gain (loss) from interest rate swaps	(812)	1,020	(377)	1,767
Foreign currency translation adjustment	16	2,891	1,449	1,897

Comprehensive income	$19,493	$15,174	$41,382	$16,204

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$40,310	$12,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,198	91,795
Loss (gain) on sale of assets	(16,963)	(10,022)
Amortization of deferred financing fees	2,479	2,522
Accretion of debt, net of discount	887	871
Amortization of unearned compensation	4,339	2,171
Equity in income from unconsolidated entities	(9,708)	(8,229)
Distributions of income from unconsolidated entities	2,996	670
Impairment loss	15,142	1,860
Bad debt reserve	—	1,389
Charge-off of deferred financing costs	1,044	—
Loss (gain) on early extinguishment of debt	596	(2,538)
Minority interests	(1,050)	(415)
Changes in assets and liabilities:
Accounts receivable	2,147	(9,518)
Restricted cash – operations	(4,230)	(7,784)
Other assets	1,127	569
Accrued expenses and other liabilities	18,296	41,295

Net cash flow provided by operating activities	140,610	117,176

Cash flows (used in) provided by investing activities:
Acquisition of interest in venture	—	(1,197)
Cash from consolidation of venture	—	3,204
Improvements and additions to hotels	(108,623)	(76,632)
Additions to condominium project	(43,060)	(7,778)
Proceeds from sale of assets	177,105	52,354
Proceeds received from property damage insurance	7,351	—
Decrease in restricted cash – investing	462	8,454
Distributions of capital from unconsolidated entities	4,793	6,021
Capital contributions to unconsolidated entities	(250)	(700)

Net cash flow (used in) provided by investing activities	37,778	(16,274)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	124,897	6,002
Repayment of borrowings	(205,593)	(25,951)
Payment of deferred financing fees	(1,201)	—
Decrease in restricted cash – financing	2,825	4,429
Net proceeds from sale of preferred units	—	164,221
Redemption of preferred units	—	(169,395)
Exercise of stock options	1,407	—
Contributions from minority interest holders	1,948	1,591
Distributions paid to other partnerships’ minority interests	(13,167)	—
Distributions paid to preferred unitholders	(29,035)	(30,231)
Distributions paid to common unitholders	(22,173)	—

Net cash flow used in financing activities	(140,092)	(49,334)

Effect of exchange rate changes on cash	194	45
Net change in cash and cash equivalents	38,490	51,613
Cash and cash equivalents at beginning of periods	94,564	119,310

Cash and cash equivalents at end of periods	$133,054	$170,923

Supplemental cash flow information —
Interest paid	$77,259	$85,626

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was formed with six hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, one of the nation’s largest public lodging real estate investment trusts, or REITs, based on total assets and number of hotel rooms owned. At September 30, 2006, FelCor was the owner of a more than 97% interest in our operations. We are the owner of the largest number of Embassy Suites Hotels® and Doubletree Guest Suites® hotels in North America. Our portfolio includes 65 upper upscale, all-suite hotels.
     At September 30, 2006, we had ownership interests in 110 hotels. We held 100% of ownership interests (whether by fee, leasehold or otherwise) in 83 hotels, a 90% or greater interest in entities owning five hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning two hotels and 50% interests in unconsolidated entities that own 19 hotels. We held majority ownership interests in the operating lessees of 105 of these hotels, consequently, we include their operating revenues and expenses in our consolidated statements of operations. The operations of 104 of these consolidated hotels were included in continuing operations at September 30, 2006, and one hotel was designated as held for sale and included in discontinued operations. The operating revenues and expenses of the remaining four hotels are unconsolidated.
     At September 30, 2006, we had an aggregate of 63,390,678 redeemable and common units of FelCor LP.
     The following table reflects the distribution, by brand, of our 104 consolidated hotels included in continuing operations at September 30, 2006:

Brand	Hotels	Rooms
Embassy Suites Hotels	54	13,652
Doubletree® and Doubletree Guest Suites	7	1,471
Holiday Inn® — branded	26	8,858
Sheraton® and Sheraton Suites®	10	3,274
Other brands	7	2,473

Total hotels	104	29,728

     The hotels shown in the above table are located in the United States (102 hotels in 27 states) and Canada (two hotels), with concentrations in Texas (15 hotels), California (16 hotels), Florida (13 hotels) and Georgia (10 hotels). Approximately 54% of our hotel room revenues in continuing operations were generated from hotels in these four states during the nine months ended September 30, 2006.
     At September 30, 2006, of our 104 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 62, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 29 (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed 11, and (iv) other independent management companies managed two.
     The information in our consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and nine months ended September 30, 2006 and 2005, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, included in our Current Report on Form 8-K dated October 17, 2006. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of actual operating results for the entire year.

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
3. Investment in Unconsolidated Entities
     We owned 50% interests in joint venture entities that owned 19 hotels at September 30, 2006, and at December 31, 2005. We also owned a 50% interest in joint venture entities that own real estate and provide condominium management services in Myrtle Beach, South Carolina, and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.
     The following table sets forth summarized combined financial information for these unconsolidated entities (including the equity we do not own) (in thousands):

	September 30,	December 31,
	2006	2005
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$261,563	$259,645
Total assets	$303,456	$295,065
Debt	$203,402	$203,880
Total liabilities	$211,863	$211,174
Equity	$91,593	$83,891
     Debt of our unconsolidated entities at September 30, 2006 and December 31, 2005, consisted entirely of non-recourse mortgage debt.
     The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues	$23,062	$20,384	$64,572	$57,652
Net income	8,734	7,098	21,928	18,238

Net income attributable to FelCor LP	$4,367	$3,549	$10,964	$9,119
Preferred return	—	130	—	386
Depreciation of cost in excess of book value	(419)	(419)	(1,256)	(1,276)

Equity in income from unconsolidated entities	$3,948	$3,260	$9,708	$8,229

     The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	September 30,	December 31,
	2006	2005
Hotel investments	$47,693	$43,117
Cost in excess of book value of hotel investments	61,842	63,098
Land and condominium investments	3,557	4,270
Hotel lessee investments	(1,661)	(1,223)

	$111,431	$109,262

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Investment in Unconsolidated Entities — (continued)
     The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Hotel investments	$4,149	$3,372	$10,232	$8,419
Land and condominium investments	(32)	107	(86)	179
Hotel lessee operations	(169)	(219)	(438)	(369)

	$3,948	$3,260	$9,708	$8,229

4. Debt
Debt (in thousands) at September 30, 2006 and December 31, 2005 consisted of:

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	September 30,		December 31,
	Hotels	September 30, 2006(a)	Date	2006		2005
Promissory note	none	LIBOR (L) + 2.00(f)	June 2016	$650		$650
Line of credit(b)	none	L + 1.75(f)	January 2009	—		—
Senior unsecured term notes	none	7.63	October 2007	124,056	*	123,358
Senior unsecured term notes	none	8.50	June 2011	298,849		298,660
Term loan	—	—	—	—		225,000
Senior unsecured term notes	none	L + 4.25(f)	June 2011	190,000	*	190,000
Senior unsecured term notes(c)	none	7.80	June 2011	100,000	*	100,000

Total unsecured debt				713,555		937,668

Mortgage debt	8 hotels	6.56	July 2009 - 2014	98,027		104,282
Mortgage debt(d)	8 hotels	L + 1.25(f)	May 2007	88,265	*	117,913
Mortgage debt	7 hotels	7.32	March 2009	125,083		127,455
Mortgage debt	4 hotels	7.55	June 2009	40,673	*	41,912
Mortgage debt	8 hotels	8.70	May 2010	170,266		172,604
Mortgage debt	7 hotels	8.73	May 2010	131,337		133,374
Mortgage debt	1 hotel	L + 2.85(f)	August 2008	15,500		15,500
Mortgage debt	1 hotel	5.81	July 2016	12,917		10,457
Other	1 hotel	9.17	August 2011	4,644		5,204
Construction loan(e)	—	L + 2.00(f)	August 2007	47,808		8,911

Total secured debt	45 hotels			734,520		737,612

				$1,448,075		$1,675,280

* Debt to be redeemed or paid off in fourth quarter 2006				$542,994

Debt to be issued in fourth quarter 2006				$465,000

(a)	Our weighted average interest rate as of September 30, 2006 was 8.13%.

(b)	We have a borrowing capacity of $125 million on our line of credit. The interest on this line can range from L + 175 to L + 225 basis points, based on our leverage ratio (as defined in our line of credit agreement).

(c)	We have swapped $100 million of floating rate debt, at L + 4.25 percent, for a fixed rate of 7.80 percent. These interest rate swaps expire in December 2007.

(d)	This debt has a one-year extension option, subject to certain contingencies.

(e)	We have a $69.8 million recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is being capitalized as part of the cost of the project.

(f)	Variable interest rate based on LIBOR. The six month LIBOR was 5.37% at September 30, 2006 and 4.58% at December 31, 2005.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Debt — (continued)
     We reported interest expense of $28.3 million and $32.1 million for the three months ended September 30, 2006 and 2005, respectively, which is net of: (i) interest income of $0.9 million and $1.2 million and (ii) capitalized interest of $0.9 million and $0.4 million, respectively. We reported interest expense of $87.6 million and $95.5 million, for the nine months ended September 30, 2006 and 2005, respectively, net of: (i) interest income of $2.5 million and $2.6 million and (ii) capitalized interest of $2.1 million and $1.4 million, respectively.
     At September 30, 2006, we had aggregate mortgage indebtedness of approximately $735 million that was secured by 45 of our consolidated hotels with an aggregate book value of approximately $1.1 billion and by our Royale Palms condominium development. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 10 hotels provide for lock-box arrangements under certain circumstances. With respect to these loans secured by 10 hotels, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. The mortgage loans secured by eight of these 10 hotels also provide that, if the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to us. Eight of these 10 hotels, which accounted for 6% of our total revenues in 2005, are currently subject to the lock-box provisions because they failed to meet the debt service coverage ratio in 2004. These hotels currently exceed the minimum debt service coverage ratio; however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. None of these hotels have ever fallen below the lower minimum debt service coverage ratio.
     In April 2006, Moody’s Investors Service upgraded the ratings of our senior unsecured debt to Ba3, from B1, with a stable outlook. The upgrade applies to all of our outstanding senior unsecured notes. The upgrade resulted in a reduction in the interest rate, from 9.0% to 8.5%, on approximately $300 million in principal of senior unsecured notes maturing in 2011 effective April 3, 2006.
     In the second quarter of 2006 we refinanced the mortgage debt with regard to one hotel. In connection with this refinancing, we retired a $10.4 million mortgage loan paying 7.91% interest. Associated with the retirement of this debt, we recorded a charge of $0.5 million relating to deferred financing costs and early extinguishment of debt. The refinanced mortgage is for $13.0 million paying 5.81% interest. The loan agreement required that $6.4 million be placed in restricted cash to pay for property renovations over the next six to 12 months. The $13.0 million of proceeds from the new debt was used to directly fund the following: retirement of $10.4 million of debt, restricted cash of $2.2 million and loan costs of $0.4 million.
     In the third quarter of 2006, we retired $4.8 million of secured debt related to one hotel. In connection with this early retirement we recorded $0.2 million of expense in discontinued operations during the third quarter of 2006.
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
     At September 30, 2006, we had three interest rate swaps, with an aggregate notional amount of $100 million, maturing in December 2007. These interest rate swaps are designated as cash flow hedges and are marked to market with any adjustments reflected in other comprehensive income. The estimated unrealized net gain on these interest rate swap agreements was approximately $1.8 million at September 30, 2006 and represents the amount we would receive if the agreements were terminated, based on current market rates. The interest rate received on these interest rate swaps is L + 4.25% and the interest rate paid is 7.80%. These swaps were 100% effective through September 30, 2006.
     The amounts paid or received by us under the terms of the interest rate swap agreements are accrued as interest rates change, and we recognize them as an adjustment to interest expense, which will have a corresponding effect on our future cash flows. The interest rate swaps decreased interest expense by $0.5 million and $1.0 million during the three and nine months ended September 30, 2006, respectively, and increased interest expense by $0.4 million during the nine months ended September 30, 2005. The impact on interest expense for the three months ended September 30, 2005 was not significant.
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
     To fulfill requirements under certain loans, we purchased interest rate caps with aggregate notional amounts of $88.0 million and $225.7 million as of September 30, 2006 and December 31, 2005, respectively. We also sold interest rate caps on a portion of these notional amounts with identical terms that had aggregate notional amounts of $225.7 million as of December 31, 2005. The purchased interest rate cap agreements as of September 30, 2006 and the purchased and sold interest rate cap agreements as of December 31, 2005 have not been designated as hedges. The fair value of both the purchased and sold interest rate caps were insignificant at both September 30, 2006 and December 31, 2005 and resulted in no significant net earnings impact.
6. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs
     The following table summarizes the components of hotel operating revenue from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Room revenue	$235,909	$221,524	$713,536	$646,630
Food and beverage revenue	34,036	32,169	108,947	102,553
Other operating departments	14,586	14,168	43,609	40,646

Total hotel operating revenue	$284,531	$267,861	$866,092	$789,829

     For the first nine months of both 2006 and 2005, over 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense. The remaining 1% of our revenue was from retail space rental revenue and other sources.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)
     The following table summarizes the components of hotel departmental expenses from continuing operations (in thousands):

	Three Months Ended September 30,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$59,285	20.8%	$57,227	21.4%
Food and beverage	26,876	9.4	26,147	9.8
Other operating departments	6,784	2.4	6,872	2.6

Total hotel departmental expenses	$92,945	32.6%	$90,246	33.8%

	Nine Months Ended September 30,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Room	$176,602	20.4%	$164,306	20.8%
Food and beverage	84,584	9.8	80,416	10.2
Other operating departments	20,422	2.4	19,580	2.5

Total hotel departmental expenses	$281,608	32.6%	$264,302	33.5%

     The following table summarizes the components of            other property operating costs from continuing operations (in thousands):

	Three Months Ended September 30,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$25,882	9.1%	$25,470	9.5%
Marketing	23,047	8.1	22,209	8.3
Repair and maintenance	15,168	5.3	14,455	5.4
Energy	15,765	5.5	14,557	5.4

Total other property operating costs	$79,862	28.0%	$76,691	28.6%

	Nine Months Ended September 30,
	2006		2005
		% of Total		% of Total
		Hotel		Hotel
	Dollars in	Operating	Dollars in	Operating
	Thousands	Revenue	Thousands	Revenue
Hotel general and administrative expense	$76,589	8.8%	$73,589	9.3%
Marketing	70,752	8.2	66,931	8.5
Repair and maintenance	45,924	5.3	43,331	5.5
Energy	44,143	5.1	40,024	5.1

Total other property operating costs	$237,408	27.4%	$223,875	28.4%

     Hotel employee compensation and benefit expenses of $81.0 million and $81.5 million for the three months ended September 30, 2006 and 2005, respectively and $249.8 million and $241.5 million for the nine months ended September 30, 2006 and 2005, respectively, are included in hotel departmental expenses and other property operating costs.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Taxes, Insurance and Lease Expense
     The following table summarizes the components of taxes, insurance and lease expense from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating lease expense(a)	$18,975	$16,924	$54,436	$48,771
Real estate and other taxes	9,311	9,724	29,282	29,482
Property insurance, general liability insurance and other	2,942	2,740	7,874	8,614

Total taxes, insurance and lease expense	$31,228	$29,388	$91,592	$86,867

(a)	Operating lease expense includes hotel lease expense of $16.5 million and $14.7 million associated with 14 hotels leased by us from unconsolidated subsidiaries for the three months ended September 30, 2006 and 2005, respectively, and $47.9 million and $42.8 million for the nine months ended September 30, 2006 and 2005, respectively. We included in operating lease expense $10.3 million and $8.3 million of percentage rent based on operating results for the three months ended September 30, 2006 and 2005, respectively and $28.7 million and $22.7 million of percentage rent based on operating results for the nine months ended September 30, 2006 and 2005, respectively.
8. Impairment Charge
     Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.
     In the second quarter of 2006, we designated seven hotels as non-strategic and tested these hotels under the provisions of SFAS No. 144. Of the hotels tested, one such hotel failed the test under SFAS No. 144, which resulted in an impairment charge of $9 million to write down the hotel asset to our then-current estimate of its fair market value. In addition, in the third quarter of 2006, we recorded an impairment charge of $6 million on two hotels that had previously been identified as non-strategic due to decreases in estimated fair values.
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

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Discontinued Operations
     Included in discontinued operations are the results of operations of one hotel designated as held for sale at September 30, 2006, 20 hotels sold in 2006 and 19 hotels sold or otherwise disposed of in 2005, through the date of disposition. The following table summarizes the condensed financial information for the hotels included in discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenue	$12,858	$49,984	$63,769	$162,736
Operating expenses(a)	(11,584)	(48,423)	(56,956)	(156,556)

Operating income	1,274	1,561	6,813	6,180
Direct interest costs, net	(59)	(1,120)	(207)	(4,395)
Gain on sale of depreciable assets	19,345	9,450	16,483	9,235
Gain on sale of land	—	317	—	317
Income tax arising from disposals	(1,735)	—	(1,735)	—
Debt extinguishment gain (loss)	(216)	2,538	(216)	2,538
Minority interests	(56)	(64)	(244)	(192)

Income from discontinued operations	$18,553	$12,682	$20,894	$13,683

(a)	Impairment losses of $0.6 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, are included in operating expenses.
     In 2006, we sold eight hotels in the first quarter, four hotels in the second quarter, and eight hotels in the third quarter for aggregate gross proceeds of $340.5 million. We used the proceeds from the sale of those hotels and cash on hand to retire indebtedness aggregating $257.1 million ($150 million of which relates to sales proceeds provided directly to the lender at closing).
     We have recognized $1.7 million of federal alternative minimum tax associated with gains from hotels sold by our taxable REIT subsidiaries in 2006. We consider this to be a cost directly associated with the sale of these hotels. We have not established a related net deferred tax asset because we are unable to conclude that the recovery of the asset is probable.
     In the nine months ended September 30, 2005, we sold 11 hotels for gross proceeds of $79.2 million. Additionally, in 2005 we relinquished title to the non-recourse mortgage holder of eight limited service hotels, owned by a consolidated joint venture, in exchange for the extinguishment of $49.2 million of debt. In connection with these eight hotels we recorded $1.3 million of asset disposition costs, which were included in operating expenses, in the first quarter of 2005.
     We consider a hotel as “held for sale” once we have executed a contract for sale, allowed the buyer to complete their due diligence review, and received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. At September 30, 2006, we owned one hotel that was held for sale. The operating results of this hotel are included in discontinued operations.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Earnings (Loss) Per Unit
     The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$1,736	$(1,419)	$19,416	$(1,143)
Less: Preferred distributions	(9,665)	(9,829)	(29,022)	(29,729)
Issuance costs of redeemed preferred units	—	(1,324)	—	(6,522)

Income (loss) from continuing operations applicable to common unitholders	(7,929)	(12,572)	(9,606)	(37,394)
Discontinued operations	18,553	12,682	20,894	13,683

Net income (loss) applicable to common unitholders	$10,624	$110	$11,288	$(23,711)

Denominator:
Denominator for basic and diluted earnings per unit	62,503	62,216	62,477	62,181

Earnings (loss) per unit data:
Basic:
Income (loss) from continuing operations	$(0.13)	$(0.20)	$(0.15)	$(0.60)

Discontinued operations	$0.30	$0.20	$0.33	$0.22

Net income (loss)	$0.17	$—	$0.18	$(0.38)

Diluted:
Income (loss) from continuing operations	$(0.13)	$(0.20)	$(0.15)	$(0.60)

Discontinued operations	$0.30	$0.20	$0.33	$0.22

Net income (loss)	$0.17	$—	$0.18	$(0.38)

     The following securities, which could potentially dilute basic earnings per unit in the future, were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
FelCor’s options and unvested restricted stock	414	620	356	543
Series A convertible preferred units	9,985	9,985	9,985	9,985
     Series A preferred distributions that would be excluded from net income (loss) applicable to common unitholders, if these Series A preferred units were dilutive, were $6.3 million for both the three months ended September 30, 2006 and 2005, and $18.8 million for the nine months ended September 30, 2006 and 2005.

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
     Prior to January 1, 2006, FelCor applied Accounting Principles Board Opinion 25, or APB 25, and related interpretations in accounting for FelCor’s stock based compensation plans for stock based compensation issued prior to January 1, 2003. Had the compensation cost for these stock-based compensation plans been determined in accordance with SFAS No. 123 net loss from continuing operations and net loss from continuing operations per common unit for the three and nine months ended September 30, 2005, would approximate the pro forma amounts below (in thousands, except per unit data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Loss from continuing operations, as reported	$(1,419)	$(1,143)
Add stock based compensation included in the net income or loss, as reported	954	2,171
Less stock based compensation expense that would have been included in the determination of net income or loss if the fair value method had been applied to all awards	(957)	(2,180)

Loss from continuing operations, pro forma	$(1,422)	$(1,152)

Basic and diluted net loss per common unit:
As reported	$(0.20)	$(0.60)
Pro forma	$(0.20)	$(0.60)
12. FelCor LP Units
     Our redeemable units are exchangeable for a like number of shares of FelCor common stock, or at the option of FelCor, for the cash equivalent thereof. During the first nine months of 2006, we issued an aggregate of 1,407,524 units in exchange for a like number of shares of FelCor’s common stock.
13. Application of New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Application of New Accounting Standards – (continued)
Contingencies. We are currently in the process of evaluating the impact of FIN 48, if any, and will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.
14. Subsequent Events
     In October 2006, we sold $215 million of senior secured floating rate notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. These notes bear interest at LIBOR plus 1.875% and mature in 2011. In addition, payment of amounts due under these notes is guaranteed by FelCor and certain of our subsidiaries who also guarantee payment of our line of credit and other senior debt (other than mortgage debt) and payment of these notes is secured by a pledge of FelCor’s limited partnership interest in us. We are finalizing a $250 million mortgage facility at LIBOR plus 0.93% maturing in two years with three one year extensions at our option, which we expect to close by mid-November 2006.
     On October 16, 2006, we initiated cash tender offers for all of our outstanding $290 million senior floating rate notes due 2011 and all of our outstanding $125 million 7 5/8% senior notes due 2007. (In connection with these tender offers, we also solicited consents to proposed amendment to the relevant indentures to eliminate certain covenants and events of default.) In addition, we will repay $129 million of outstanding debt secured by mortgages on certain of our hotels. Proceeds from our October 2006 senior note offering and new mortgage debt, together with cash proceeds from hotel sales will be used to fund the purchase price payable for tendered notes and the repayment of a portion of our existing mortgage debt.
     In connection with the repayment of our $290 million senior floating rate notes, we will unwind the floating to fixed interest rate swaps associated with these notes. Termination of these interest rate swaps will result in gain of approximately $1.7 million, which will be recorded in the fourth quarter 2006.
     The early retirement of certain indebtedness in the fourth quarter of 2006, will result in prepayment expenses of approximately $15 million, which will be recorded in the fourth quarter of 2006. As a result of the foregoing refinancing transactions, our annual interest expense will be reduced by approximately $5 million, our weighted average cost of debt will be reduced by approximately 50 basis points and our next significant debt maturity will not be until 2009.

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Consolidating Financial Information
     Certain of our wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor Pennsylvania Company, L.L.C.; FelCor Lodging Holding Company, L.L.C.; Myrtle Beach Hotels, L.L.C.; FelCor TRS Borrower 1, L.P.; FelCor TRS Borrower 3, L.P.; FelCor TRS Borrower 4, L.L.C.; FelCor TRS Guarantor, L.P.; Center City Hotel Associates; FelCor Lodging Company, L.L.C.; FelCor TRS Holdings, L.P.; FHAC Texas Holdings, L.P.; FelCor Omaha Hotel Company, L.L.C.; FelCor Canada Co.; FelCor/St. Paul Holdings, L.P.; and FelCor Hotel Asset Company, L.L.C., (collectively, “Subsidiary Guarantors”), together with FelCor, are guarantors of our senior debt. The following tables present consolidating information for the Subsidiary Guarantors.
CONSOLIDATING BALANCE SHEET
September 30, 2006
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Net investment in hotel properties	$109,984	$1,120,666	$1,040,606	$—	$2,271,256
Equity investment in consolidated entities	1,549,237	—	—	(1,549,237)	—
Investment in unconsolidated entities	79,682	30,005	1,744	—	111,431
Hotels held for sale	—	12,398	—	—	12,398
Cash and cash equivalents	78,033	48,110	6,911	—	133,054
Restricted cash	388	3,332	21,517	—	25,237
Accounts receivable	1,389	45,049	(128)	—	46,310
Deferred assets	5,997	713	3,457	—	10,167
Condominium development project	—	—	56,295	—	56,295
Other assets	6,801	18,461	119	—	25,381

Total assets	$1,831,511	$1,278,734	$1,130,521	$(1,549,237)	$2,691,529

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$729,055	$129,726	$589,294	$—	$1,448,075
Distributions payable	20,967	—	—	—	20,967
Accrued expenses and other liabilities	40,431	101,487	11,893	—	153,811

Total liabilities	790,453	231,213	601,187	—	1,622,853

Minority interest – other partnerships	—	(43)	27,661	—	27,618

Redeemable units, at redemption value	27,168	—	—	—	27,168

Preferred units	478,774	—	—	—	478,774
Common units	533,271	1,028,735	501,673	(1,549,237)	514,442
Accumulated other comprehensive income	1,845	18,829	—	—	20,674

Total partners’ capital	1,013,890	1,047,564	501,673	(1,549,237)	1,013,890

Total liabilities, redeemable units and partners’ capital	$1,831,511	$1,278,734	$1,130,521	$(1,549,237)	$2,691,529

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Net investment in hotel properties	$115,615	$666,137	$1,805,627	$—	$2,587,379
Equity investment in consolidated entities	1,556,838	—	—	(1,556,838)	—
Investment in unconsolidated entities	76,991	32,271	—	—	109,262
Cash and cash equivalents	48,393	36,189	9,982	—	94,564
Restricted cash	3,637	2,189	12,472	—	18,298
Accounts receivable	4,361	50,149	305	—	54,815
Deferred assets	6,262	1,139	5,022	—	12,423
Condominium development project	—	13,051	—	—	13,051
Other assets	11,294	17,599	408	—	29,301

Total assets	$1,823,391	$818,724	$1,833,816	$(1,556,838)	$2,919,093

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$737,087	$152,302	$785,891	$—	$1,675,280
Distributions payable	8,596	—	—	—	8,596
Accrued expenses and other liabilities	20,522	97,747	19,748	—	138,017

Total liabilities	766,205	250,049	805,639	—	1,821,893

Minority interest — other partnerships	—	(345)	40,359	—	40,014

Redeemable units, at redemption value	47,543	—	—	—	47,543

Preferred units	478,774	—	—	—	478,774
Common units	528,647	551,640	987,818	(1,556,838)	511,267
Accumulated other comprehensive income	2,222	17,380	—	—	19,602

Total partners’ capital	1,009,643	569,020	987,818	(1,556,838)	1,009,643

Total liabilities and partners’ capital	$1,823,391	$818,724	$1,833,816	$(1,556,838)	$2,919,093

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2006
(in thousands)

		Subsidiary	Non-Guarantor
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$284,531	$—	$—	$284,531
Percentage lease revenue	7,359	—	35,992	(43,351)	—
Other revenue	191	—	20	—	211

Total revenue	7,550	284,531	36,012	(43,351)	284,742

Expenses:
Hotel operating expense	—	187,109	—	—	187,109
Taxes, insurance and lease expense	981	68,962	4,636	(43,351)	31,228
Corporate expenses	423	4,632	2,109	—	7,164
Depreciation	2,235	14,385	10,534	—	27,154
Impairment loss	—	5,874	—	—	5,874

Total operating expenses	3,639	280,962	17,279	(43,351)	258,529

Operating income (loss)	3,911	3,569	18,733	—	26,213
Interest expense, net	(14,993)	(2,620)	(10,660)	—	(28,273)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(11,082)	949	8,073	—	(2,060)
Equity in income from consolidated entities	27,960	—	—	(27,960)	—
Equity in income from unconsolidated entities	3,411	555	(18)	—	3,948
Minority interests in other partnerships	—	545	(605)	—	(60)
Loss on sale of assets	—	(92)	—	—	(92)

Income (loss) from continuing operations	20,289	1,957	7,450	(27,960)	1,736
Discontinued operations from consolidated entities	—	13,028	5,525	—	18,553

Net income (loss)	20,289	14,985	12,975	(27,960)	20,289
Preferred distributions	(9,665)	—	—	—	(9,665)

Net income (loss) applicable to unitholders	$10,624	$14,985	$12,975	$(27,960)	$10,624

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$267,861	$—	$—	$267,861
Percentage lease revenue	7,414	—	59,611	(67,025)	—
Other revenue	1,632	—	—	—	1,632

Total revenue	9,046	267,861	59,611	(67,025)	269,493

Expenses:
Hotel operating expense	—	180,639	—	—	180,639
Taxes, insurance and lease expense	1,076	86,632	8,705	(67,025)	29,388
Corporate expenses	280	2,636	1,923	—	4,839
Depreciation	1,782	7,153	16,552	—	25,487

Total operating expenses	3,138	277,060	27,180	(67,025)	240,353

Operating income (loss)	5,908	(9,199)	32,431	—	29,140
Interest expense, net	(14,477)	(2,278)	(15,298)	—	(32,053)
Hurricane loss	(1,890)	(419)	—	—	(2,309)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(10,459)	(11,896)	17,133	—	(5,222)
Gain on sale of assets	—	20	60	—	80
Equity in income from consolidated entities	7,841	—	—	(7,841)	—
Equity in income from unconsolidated entities	2,285	975	—	—	3,260
Minority interests in other partnerships	—	844	(381)	—	463

Income (loss) from continuing operations	(333)	(10,057)	16,812	(7,841)	(1,419)
Discontinued operations from consolidated entities	11,596	3,154	(2,068)	—	12,682

Net income (loss)	11,263	(6,903)	14,744	(7,841)	11,263
Preferred distributions	(9,829)	—	—	—	(9,829)
Issuance costs of redeemed preferred units	(1,324)	—	—	—	(1,324)

Net income (loss) applicable to unitholders	$110	$(6,903)	$14,744	$(7,841)	$110

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$866,092	$—	$—	$866,092
Percentage lease revenue	19,893	—	118,874	(138,767)	—
Other revenue	455	—	46	—	501

Total revenue	20,348	866,092	118,920	(138,767)	866,593

Expenses:
Hotel operating expense	—	564,658	—	—	564,658
Taxes, insurance and lease expense	3,469	212,507	14,383	(138,767)	91,592
Corporate expenses	897	12,111	5,522	—	18,530
Depreciation	6,263	42,124	31,342	—	79,729
Impairment loss	—	5,874	9,268	—	15,142

Total operating expenses	10,629	837,274	60,515	(138,767)	769,651

Operating income (loss)	9,719	28,818	58,405	—	96,942
Interest expense, net	(45,706)	(9,059)	(32,820)	—	(87,585)
Charge-off of deferred financing cost	—	(879)	(83)	—	(962)
Early extinguishment of debt	—	—	(438)	—	(438)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(35,987)	18,880	25,064	—	7,957
Equity in income from consolidated entities	67,211	—	—	(67,211)	—
Equity in income from unconsolidated entities	9,086	666	(44)	—	9,708
Minority interests in other partnerships	—	1,695	148	—	1,843
Gain (loss on sale of assets	—	(92)	—	—	(92)

Income (loss) from continuing operations	40,310	21,149	25,168	(67,211)	19,416
Discontinued operations from consolidated entities	—	13,675	7,219	—	20,894

Net income (loss)	40,310	34,824	32,387	(67,211)	40,310
Preferred distributions	(29,022)	—	—	—	(29,022)

Net income (loss) applicable to unitholders	$11,288	$34,824	$32,387	$(67,211)	$11,288

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$789,829	$—	$—	$789,829
Percentage lease revenue	18,688	—	285,544	(304,232)	—
Other revenue	2,245	(337)	—	—	1,908

Total revenue	20,933	789,492	285,544	(304,232)	791,737

Expenses:
Hotel operating expense	—	528,265	—	—	528,265
Taxes, insurance and lease expense	4,629	241,753	144,717	(304,232)	86,867
Corporate expenses	819	7,475	5,814	—	14,108
Depreciation	4,986	24,597	45,525	—	75,108

Total operating expenses	10,434	802,090	196,056	(304,232)	704,348

Operating income (loss)	10,499	(12,598)	89,488	—	87,389
Interest expense, net	(42,649)	(8,508)	(44,371)	—	(95,528)
Hurricane loss	(1,890)	(419)	—	—	(2,309)

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(34,040)	(21,525)	45,117	—	(10,448)
Gain on sale of assets	388	20	61	—	469
Equity in income from consolidated entities	27,381	—	—	(27,381)	—
Equity in income from unconsolidated entities	7,086	1,143	—	—	8,229
Minority interests in other partnerships	—	1,562	(955)	—	607

Income (loss) from continuing operations	815	(18,800)	44,223	(27,381)	(1,143)
Discontinued operations from consolidated entities	11,725	(477)	2,435	—	13,683

Net income (loss)	12,540	(19,277)	46,658	(27,381)	12,540
Preferred distributions	(29,729)	—	—	—	(29,729)
Issuance costs of redeemed preferred units	(6,522)	—	—	—	(6,522)

Net income (loss) applicable to unitholders	$(23,711)	$(19,277)	$46,658	$(27,381)	$(23,711)

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$(25,140)	$85,930	$79,820	$140,610
Cash flows from (used in) investing activities	(4,120)	104,257	(62,359)	37,778
Cash flows from (used in) financing activities	58,900	(178,460)	(20,532)	(140,092)
Effect of exchange rates changes on cash	—	194	—	194

Change in cash and cash equivalents	29,640	11,921	(3,071)	38,490
Cash and cash equivalents at beginning of period	48,393	36,189	9,982	94,564

Cash and equivalents at end of period	$78,033	$48,110	$6,911	$133,054

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005
(in thousands)

		Subsidiary	Non-Guarantor	Total
	FelCor L.P.	Guarantors	Subsidiaries	Consolidated
Cash flows from (used in) operating activities	$3,434	$12,883	$100,859	$117,176
Cash flows from (used in) investing activities	18,095	487	(34,856)	(16,274)
Cash flows from (used in) financing activities	14,432	(2,112)	(61,654)	(49,334)
Effect of exchange rates changes on cash	—	45	—	45

Change in cash and cash equivalents	35,961	11,303	4,349	51,613
Cash and cash equivalents at beginning of period	84,829	29,387	5,094	119,310

Cash and equivalents at end of period	$120,790	$40,690	$9,443	$170,923

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In the third quarter of 2006, our revenue per available room, or RevPAR, increased 6.0% for our consolidated hotels in continuing operations and our average daily room rate, or ADR, increased 8.5% while occupancy decreased 2.3%. The changes in ADR and occupancy are largely attributed to the remixing of our business (both pre-renovation and post-renovation), the impact of renovation related displacement and softness in those markets that benefited from temporary demand from the 2005 hurricanes. The significant increase in ADR at our hotels was largely responsible for a 200 basis point improvement in hotel earnings before interest, taxes, depreciation and amortization margin, or Hotel EBITDA margin, compared to the same period in 2005.
     We are investing in our core hotels to improve their quality, returns on investment and competitive position. During the first nine months of 2006, our pro rata share of hotel capital expenditures totaled $117 million and the displacement associated with hotel renovations resulted in reductions to RevPAR (approximately 1%) and Hotel EBITDA (approximately $5 million), which negatively affected Hotel EBITDA margin by approximately 40 basis points. In the third quarter of 2006, we estimate that the displacement associated with hotel renovations resulted in reductions to RevPAR (approximately 1%) and Hotel EBITDA (approximately $2 million), which negatively affected Hotel EBITDA margin by approximately 50 basis points. We expect hotel capital expenditures will aggregate to approximately $175 million for 2006, and we plan to incur capital expenditures in 2007 at a similar or greater pace.
     We sold twenty hotels during the nine months ended September 30, 2006 for aggregate gross proceeds of $340 million. We used the proceeds from the sale of these hotels and cash on hand to retire approximately $257 million of aggregate indebtedness. During the second quarter of 2006 in connection with the finalization of our capital improvement program, we identified seven additional hotels as non-strategic and recorded an impairment charge of $9 million related to one of these hotels. During the third quarter of 2006 we recorded impairment charges of $6 million resulting from decreases in estimated fair values of two previously identified non-strategic hotels that are not expected to be recovered during the remaining hold period.
     At September 30, 2006, we had 22 non-strategic hotels we were marketing for sale, including five hotels that were under contract for sale. The contract for one of these hotels had a non-refundable deposit and we designated this hotel as held for sale and included it in discontinued operations. At the date of this filing, we had 15 non-strategic hotels under contract for sale and 11 of these hotels had substantial non-refundable deposits. We estimate that the gross proceeds from the disposition of these 22 non-strategic hotels will be approximately $350 to $375 million.
     We will continue to review and evaluate our hotel portfolio and may identify additional non-strategic hotels to sell based upon various factors. If we decide to sell additional hotels or if our estimates of market value for the hotels currently designated as non-strategic decline, we could incur additional impairment charges in the future.

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			% Change			% Change
	2006	2005	2005-2006	2006	2005	2005-2006
RevPAR	$86.52	$81.60	6.0%	$87.34	$79.88	9.3%
Total revenues from continuing operations	284,742	269,493	5.7%	866,593	791,737	9.5%
Hotel EBITDA(1)	81,050	70,948	14.2%	253,061	212,809	18.9%
Hotel EBITDA margin(1)	28.5%	26.5%	7.5%	29.2%	26.9%	8.6%
Income (loss) from continuing operations	1,906	(867)	319.8%	19,499	513	3,701.0%
Funds From Operations (“FFO”)(1) (2)	23,707	23,705	—	88,014	65,561	34.2%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(3)	$84,039	$81,166	3.5%	$231,047	$221,268	4.4%

(1)	Included in the Financial Comparison are non-GAAP financial measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin. Further discussions of the use, limitations and importance, and detailed reconciliations to the most comparable GAAP measure, of these non-GAAP financial measures are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	In accordance with the guidance provided by the United States Securities and Exchange Commission, or SEC, with respect to non-GAAP financial measures, FFO has not been adjusted to add back the following items included in net income (loss) applicable to common unitholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Impairment loss, continuing operations	$5,874	$—	$15,142	$—
Impairment loss, discontinued operations	—	569	—	1,860
Minority interest share of impairment loss	—	—	(927)	—
Debt extinguishment loss (gain)	216	(2,538)	1,686	(2,538)
Issuance costs of redeemed preferred units	—	1,324	—	6,522
Asset disposition costs	—	—	—	1,300
(3)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gain on sale of depreciable assets	$(19,345)	$(9,449)	$(16,483)	$(9,624)
Income tax arising from disposals	1,735	—	1,735	—
Impairment loss, continuing operations	5,874	—	15,142	—
Impairment loss, discontinued operations	—	569	—	1,860
Minority interest share of impairment loss			(927)	—
Debt extinguishment loss (gain)	216	(2,538)	1,686	(2,538)
Asset disposition costs	—	—	—	1,300

Results of Operations
Comparison of the Three Months Ended September 30, 2006 and 2005
     For the three months ended September 30, 2006, we recorded net income applicable to common unitholders of $10.6 million, or $0.17 per unit, compared to net income of $0.1 million for the same period in 2005. We had income from continuing operations of $1.7 million in the third quarter of 2006, compared to a $1.4 million loss from continuing operations for the same period in 2005. We recorded a $5.9 million impairment charge in the third quarter of 2006, reducing income from continuing operations.
     Total revenue from continuing operations was $284.7 million, a 5.7% increase compared to the same period in 2005. The increase in revenue is principally attributed to a 6.0% increase in RevPAR compared to same period in 2005, which is consistent with the overall performance of the sector. Our hotel renovation program adversely affected our results from the third quarter by taking rooms out of service and displacing revenues. We estimate that displacement from hotel renovations reduced RevPAR by approximately 1% in the third quarter of 2006.
     In the third quarter of 2006, our increased RevPAR was attributed to increases in ADR, offset by decreases in occupancy. The changes in ADR and occupancy are largely attributed to the remixing of our business (both pre-renovation and post-renovation), the impact of renovation related displacement and softness in those markets that have benefited from temporary demand from the 2005 hurricanes. Increased ADR typically improves Hotel EBITDA margin because hotels are receiving more revenue for each guest. In the third quarter of 2006, our Hotel EBITDA margin improved by 200 basis points over the same period in 2005. We estimate that displacement from hotel renovations reduced our Hotel EBITDA margin by approximately 50 basis points in the third quarter of 2006.
     Total operating expenses for the third quarter of 2006 increased by $18.1 million or 7.5%, and increased as a percentage of total revenue from 89.2% to 90.8%, compared to the same period in 2005. The increase was largely the result of an impairment charge related to two hotels included in continuing operations, which increased total operating expenses by $5.9 million, or 2.1% of total revenue, in the third quarter of 2006.
     In the third quarter of 2006, hotel departmental expenses, which consist of rooms expense, food and beverage expense and other operating departments, increased by $2.7 million, but decreased as a percentage of total revenue from 33.5% to 32.6%, compared to the same period in 2005. These costs are directly related to the number of hotel guests and as ADR increases relative to total revenue, should continue to improve as a percentage of total revenue.
     In the third quarter of 2006, other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance and utility expense, increased by $3.2 million, but decreased as a percentage of total revenue from 28.5% to 28.1%, compared to the third quarter of 2005. All of the components of other property operating costs improved as a percentage of total revenue, except for utility cost, which increased from 5.4% to 5.5% principally from increased energy rates.
     In the third quarter of 2006, management and franchise fee expense increased $0.6 million and remained substantially unchanged as a percentage of total revenue, compared to the same period in 2005. The increase in management and franchise fees reflects increased incentive management fees earned from improved hotel profits.
     In the third quarter of 2006, taxes, insurance and lease expense increased by $1.8 million and increased as a percentage of total revenue from 10.9% to 11.0%, compared to the same period in 2005. Increases in lease expenses (resulting from increased revenues) and property insurance were partially offset by reductions in general liability insurance and taxes.
     In the third quarter of 2006, corporate expenses increased by $2.4 million and increased as a percentage of total revenue from 1.8% to 2.5%, compared to the same period in 2005. The increase in corporate expenses is attributed principally to severance costs, additional asset management positions, and current year FelCor stock grants compared to the same period in 2005.

     In the third quarter of 2006, depreciation expense increased $1.7 million, compared to the same period in 2005. This increase is attributed to the $118 million of hotel capital expenditures incurred in 2005 and the $117 million of hotel capital expenditures incurred in the nine months ended September 30, 2006.
     In the third quarter of 2006, we recorded impairment charges for two hotels that had been previously identified as non-strategic. The impairment charge of $5.9 million resulted from decreases in estimated fair values that were not expected to be recovered during the remaining hold period.
     Operating income for the third quarter of 2006 decreased by $2.9 million compared to the same period in 2005. This decrease in operating income reflects the $5.9 million impairment charge described above, which was partially offset by increased revenue and improvements in Hotel EBITDA margins, which resulted principally from increased ADR.
     Net interest expense included in continuing operations for the third quarter decreased $3.8 million, or 11.8%, compared to the same period in 2005. This reflects the $259.1 million reduction in our average outstanding debt compared to the same period in 2005.
     Discontinued operations includes the operating income, direct interest costs, net gains on disposition related to 20 hotels sold during the first nine months of 2006, 19 hotels disposed in 2005 and one hotel held for sale at September 30, 2006. In the third quarter of 2006, income from discontinued operations increased $5.9 million, compared to the same period in 2005 primarily from an $8.7 million increase in net gains from hotel dispositions offset by a $2.5 million decrease in gains from debt extinguishment.
Comparison of the Nine Months Ended September 30, 2006 and 2005
     For the nine months ended September 30, 2006, we recorded net income applicable to common unitholders of $11.3 million or $0.18 per unit, compared to a loss of $23.7 million, or $0.38 per unit, for the same period in 2005. We had income from continuing operations of $19.4 million in the first nine months of 2006, compared to a loss of $1.1 million for the same period in 2005. We recorded impairment charges aggregating $15.1 million in the second and third quarters of 2006, reducing income from continuing operations.
     Total revenue from continuing operations was $866.6 million, a 9.5% increase compared to the same period in 2005. The increase in revenue is principally attributed to a 9.3% increase in RevPAR compared to the same nine month period of 2005. Our hotel renovation program adversely affected our results from the nine months ended September 30, 2006, by taking rooms out of service and displacing revenues. We estimate that displacement from hotel renovations reduced RevPAR by approximately 1% in the nine months ended September 30, 2006.
     In the first nine months of 2006, 91% of our increased RevPAR was attributed to increases in ADR. The changes in ADR and occupancy are largely attributed to the remixing of our business (both pre-renovation and post-renovation), the impact of renovation related displacement and softness in those markets that benefited from temporary demand from the 2005 hurricanes. Increased ADR typically improves Hotel EBITDA margin because hotels are receiving more revenue for each guest. In the first nine months of 2006, our Hotel EBITDA margin improved by 228 basis points over the same period in 2005. We estimate that displacement from hotel renovations reduced our Hotel EBITDA margin by approximately 40 basis points in the nine months ending September 30, 2006, but this was partially offset by business interruption proceeds which contributed 20 basis points of Hotel EBITDA margin.
     Total operating expenses for the first nine months of 2006 increased by $65.4 million, or 9.3%, but remained substantially the same as a percentage of total revenue compared to the same period in 2005. We recorded impairment charges for three hotels included in continuing operations, which increased total operating expenses by $15.1 million, or 1.7% of total revenue in the nine months ended September 30, 2006.

     In the nine months ended September 30, 2006, hotel departmental expenses, which consist of rooms expense, food and beverage expense and other operating departments, increased by $17.3 million, but decreased as a percentage of total revenue from 33.4% to 32.5% compared to the same period in 2005. These costs are directly related to the number of hotel guests and, as ADR increases relative to total revenue, should continue to improve as a percentage of total revenue.
     In the nine months ended September 30, 2006, other property operating costs, which consist of general and administrative costs, marketing costs, repairs and maintenance and utility expense, increased by $13.5 million, but decreased as a percentage of total revenue from 28.3% to 27.4% compared to the same period in 2005. All of the components of other property operating costs improved as a percentage of total revenue, except for utility cost, which remained constant as a percentage of total revenue.
     In the nine months ended September 30, 2006, management and franchise fee expense increased $5.5 million and increased as a percentage of total revenue from 5.1% to 5.3% compared to the same period in 2005. The increase as a percentage of total revenue reflects increased incentive management fees earned from improved hotel profits.
     In the nine months ended September 30, 2006, taxes, insurance and lease expense increased by $4.7 million, but decreased as a percentage of total revenue from 11.0% to 10.6% compared to the same period in 2005. Increases in lease expenses (resulting from increased revenues) and property insurance were partially offset by reductions in general liability insurance and taxes.
     In the nine months ended September 30, 2006, corporate expenses increased by $4.4 million and increased as a percentage of total revenue from 1.8% to 2.1% compared to the same period in 2005. The increase in corporate expenses is attributed principally to severance costs, additional asset management positions, and current year FelCor stock grants compared to the same period in 2005.
     In the nine months ended September 30, 2006, depreciation expense increased $4.6 million compared to the same period in 2005. This increase is attributed to the $118 million of hotel capital expenditures incurred in 2005 and the $117 million of hotel capital expenditures incurred in the nine months ended September 30, 2006.
     In the second quarter of 2006, we designated seven additional hotels as non-strategic and tested these hotels under the provisions of SFAS No. 144 periods. Of the hotels tested, one such hotel’s projected cash flows under a reduced holding period was less than its net book value, which resulted in an impairment charge of $9.2 million to write down the hotel asset to our then-current estimate of its fair market value. In the third quarter of 2006 we recorded impairment charges for two hotels that had been previously identified as non-strategic. The impairment charge of $5.9 million was a result of decreases in estimated fair values that are not expected to be recovered during the remaining hold period.
     Operating income for the nine months ended September 30, 2006 increased by $9.5 million or 10.9% compared to the same period in 2005. This improvement in operating income reflected the increased revenue and improvements in Hotel EBITDA margins, which resulted principally from increased ADR and was partially offset by impairment charges of $15.1 million.
     Net interest expense included in continuing operations decreased $7.9 million, or 8.3% in the nine months ended September 30, 2006, compared to the same period in 2005. This reflects the $260.3 million reduction in our average outstanding debt compared to the same period in 2005.
     In the nine months ended September 30, 2006, equity in income from unconsolidated entities increased by $1.5 million, compared to the same period in 2005. This reflects the increased RevPAR of our unconsolidated hotels and an improvement in their Hotel EBITDA margins in the nine months ended September 30, 2006.
     Discontinued operations includes the operating income, direct interest costs, net gains on disposition related to 20 hotels sold during the first nine months of 2006, 19 hotels disposed in 2005 and one hotel held for sale at September 30, 2006. In the nine months ended September 30, 2006, income from discontinued operations increased $7.2 million, compared to the same period in 2005. Of this increase, $6.1 million resulted from an increase in net gains from hotel dispositions partially offset by a $0.2 million loss from debt extinguishment in 2006 compared to a $2.5 million gain from debt extinguishment in 2005. The remaining $3.4 million primarily resulted from decreased interest expense.

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
     The following tables detail our computation of FFO and EBITDA (in thousands):
Reconciliation of Net Income to FFO
(in thousands, except per unit data)

	Three Months Ended September 30,
	2006			2005
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income	$20,289			$11,263
Preferred distributions	(9,665)			(9,829)
Issuance costs of redeemed preferred units	—			(1,324)

Net income applicable to common unitholders	10,624	62,503	$0.17	110	62,216	$—
Depreciation, continuing operations	27,154	—	0.43	25,487	—	0.41
Depreciation, unconsolidated entities and discontinued operations	3,539	—	0.06	7,557	—	0.12
Gain on sale of depreciable assets, before income tax	(19,345)	—	(0.31)	(9,449)	—	(0.15)
Income tax arising from dispositions	1,735	—	0.03	—	—	—
Conversion of options and unvested restricted units	—	414	—	—	619	—

FFO	$23,707	62,917	$0.38	$23,705	62,835	$0.38

Reconciliation of Net Income to FFO
(in thousands, except per unit data)

	Nine Months Ended September 30,
	2006			2005
			Per Unit			Per Unit
	Dollars	Units	Amount	Dollars	Units	Amount
Net income	$40,310			$12,540
Preferred distributions	(29,022)			(29,729)
Issuance costs of redeemed preferred units	—			(6,522)

Net income (loss) applicable to common unitholders	11,288	62,477	$0.18	(23,711)	62,181	$(0.38)
Depreciation, continuing operations	79,729	—	1.27	75,108	—	1.21
Depreciation, unconsolidated entities and discontinued operations	11,745	—	0.19	23,788	—	0.38
Gain on sale of depreciable assets, before income tax	(16,483)	—	(0.26)	(9,624)	—	(0.16)
Income tax arising from dispositions	1,735	—	0.02	—	—	—
Conversion of options and unvested restricted units	—	355	—	—	543	—

FFO	$88,014	62,832	$1.40	$65,561	62,724	$1.05

     Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income or loss applicable to common unitholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Impairment loss, continuing operations	$5,874	$—	$15,142	$—
Impairment loss, discontinued operations	—	569	—	1,860
Minority interest share of impairment loss	—	—	(927)	—
Debt extinguishment loss (gain)	216	(2,538)	1,686	(2,538)
Issuance costs of redeemed preferred units	—	1,324	—	6,522
Asset disposition costs	—	—	—	1,300
Reconciliation of Net Income to EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$20,289	$11,263	$40,310	$12,540
Depreciation, continuing operations	27,154	25,487	79,729	75,108
Depreciation, unconsolidated entities and discontinued operations	3,539	7,557	11,745	23,788
Interest expense	29,171	33,240	90,131	98,149
Interest expense from unconsolidated entities and discontinued operations	1,444	2,799	4,793	9,512
Amortization expense	2,442	820	4,339	2,171

EBITDA	$84,039	$81,166	$231,047	$221,268

     Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gain on sale of depreciable assets, before income tax	$(19,345)	$(9,449)	$(16,483)	$(9,624)
Income tax arising from dispositions	1,735	—	1,735	—
Impairment loss, continuing operations	5,874	—	15,142	—
Impairment loss, discontinued operations	—	569	—	—
Minority interest share of impairment loss			(927)	1,860
Debt extinguishment loss (gain)	216	(2,538)	1,686	(2,538)
Asset disposition costs	—	—	—	1,300

     The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at September 30, 2006.
Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue	$284,742	$269,493	$866,593	$791,737
Retail space rental and other revenue	(211)	(1,632)	(501)	(1,908)

Hotel operating revenue	284,531	267,861	866,092	789,829
Hotel operating expenses	(203,481)	(196,913)	(613,031)	(577,020)

Hotel EBITDA	$81,050	$70,948	$253,061	$212,809

Hotel EBITDA margin(1)	28.5%	26.5%	29.2%	26.9%

(1)	Hotel EBITDA as a percentage of hotel revenue.
Hotel Operating Expense Composition
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Continuing Operations	2006	2005	2006	2005
Hotel departmental expenses:
Room	$59,285	$57,227	$176,602	$164,306
Food and beverage	26,876	26,147	84,584	80,416
Other operating departments	6,784	6,872	20,422	19,580
Other property related costs:
Administrative and general	25,882	25,470	76,589	73,589
Marketing and advertising	23,047	22,209	70,752	66,931
Repairs and maintenance	15,168	14,455	45,924	43,331
Energy	15,765	14,557	44,143	40,024

Total other property related costs	79,862	76,691	237,408	223,875
Management and franchise fees	14,302	13,702	45,642	40,088
Taxes, insurance and lease expense	16,372	16,274	48,373	48,755

Hotel operating expenses	$203,481	$196,913	$613,031	$577,020

Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$258,529	$240,353	$769,651	$704,348
Unconsolidated taxes, insurance and lease expense	1,663	1,596	4,688	4,649
Consolidated hotel lease expense	(16,519)	(14,710)	(47,907)	(42,761)
Corporate expenses	(7,164)	(4,839)	(18,530)	(14,108)
Impairment loss	(5,874)	—	(15,142)	—
Depreciation	(27,154)	(25,487)	(79,729)	(75,108)

Hotel operating expenses	$203,481	$196,913	$613,031	$577,020

Supplemental information:
Compensation and benefits expense (included in hotel operating expenses)	$80,951	$81,525	$249,798	$241,461

     The following tables reconcile net income or loss to Hotel EBITDA and the ratio of operating income to total revenue to Hotel EBITDA margin.
Reconciliation of Net Income to Hotel EBITDA
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$20,289	$11,263	$40,310	$12,540
Discontinued operations	(18,553)	(12,682)	(20,894)	(13,683)
Equity in income from unconsolidated entities	(3,948)	(3,260)	(9,708)	(8,229)
Minority interests	60	(463)	(1,843)	(607)
Consolidated hotel lease expense	16,519	14,710	47,907	42,761
Unconsolidated taxes, insurance and lease expense	(1,663)	(1,596)	(4,688)	(4,649)
Interest expense, net	28,273	32,053	87,585	95,528
Charge-off of deferred financing costs	—	—	962	—
Early extinguishment of debt	—	—	438	—
Impairment loss	5,874	—	15,142	—
Corporate expenses	7,164	4,839	18,530	14,108
Hurricane loss	—	2,309	—	2,309
Depreciation	27,154	25,487	79,729	75,108
Loss (gain) on sale of assets	92	(80)	92	(469)
Retail space rental and other revenue	(211)	(1,632)	(501)	(1,908)

Hotel EBITDA	$81,050	$70,948	$253,061	$212,809

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel EBITDA Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Ratio of operating income to total revenue	9.2%	10.8%	11.2%	11.0%
Retail space rental and other revenue	—	(0.6)	—	(0.2)
Unconsolidated taxes, insurance and lease expense	(0.6)	(0.6)	(0.5)	(0.6)
Consolidated hotel lease expense	5.8	5.5	5.5	5.4
Corporate expenses	2.5	1.8	2.1	1.8
Impairment loss	2.1	—	1.7	—
Depreciation	9.5	9.6	9.2	9.5

Hotel EBITDA margin	28.5%	26.5%	29.2%	26.9%

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

Hotel Portfolio Composition
     The following tables set forth, as of September 30, 2006, for 104 hotels included in our consolidated portfolio of continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

			% of	% of 2005
Brand	Hotels	Rooms	Total Rooms	Hotel EBITDA
Embassy Suites Hotels	54	13,652	46	55
Holiday Inn-branded	26	8,858	30	21
Sheraton-branded	10	3,274	11	12
Doubletree-branded	7	1,471	5	6
Other	7	2,473	8	6

Top Markets
Atlanta	8	2,385	8	8
South Florida area	5	1,434	5	6
Los Angeles area	5	1,100	4	5
Orlando	5	1,690	6	5
Dallas	7	2,359	8	4
Minneapolis	4	955	3	4
New Orleans	2	746	3	4
Phoenix	3	798	3	4
Chicago	4	1,238	4	4
Washington, D.C.	1	443	1	4
San Diego	1	600	2	3
Northern New Jersey	3	756	3	3
San Francisco Bay area	6	2,141	7	3
Philadelphia	2	729	2	3
San Antonio	3	874	3	3

Location
Suburban	45	11,167	37	37
Urban	24	7,711	26	26
Airport	23	7,335	25	23
Resort	12	3,515	12	14

Segment
Upper-upscale all-suite	65	16,035	54	64
Full service	26	8,858	30	21
Upscale	12	4,526	15	14
Limited service	1	309	1	1

Core Hotels	83	24,083	81	91
Non-Strategic Hotels	21	5,645	19	9

Hotel Operating Statistics
     The following tables set forth historical occupancy, ADR and RevPAR at September 30, 2006 and 2005, and the percentage changes therein between the periods presented, for our hotels included in our consolidated portfolio of continuing operations.
Operating Statistics by Brand(a)

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	%Variance	2006	2005	% Variance
Embassy Suites Hotels	74.3	75.0	(0.9)	75.4	74.4	1.4
Holiday Inn-branded hotels	69.7	73.8	(5.5)	70.3	70.2	0.2
Sheraton-branded hotels	64.0	67.1	(4.6)	63.0	65.4	(3.6)
Doubletree-branded hotels	76.3	75.1	1.7	76.5	73.4	4.2
Other hotels	71.9	70.6	1.8	67.7	65.5	3.3

Total hotels	71.7	73.4	(2.3)	71.9	71.4	0.8

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Variance	2006	2005	% Variance
Embassy Suites Hotels	130.44	121.00	7.8	132.54	122.87	7.9
Holiday Inn-branded hotels	101.78	94.85	7.3	99.97	93.66	6.7
Sheraton-branded hotels	116.70	106.06	10.0	122.09	108.30	12.7
Doubletree-branded hotels	126.73	112.81	12.3	130.38	117.84	10.6
Other hotels	130.47	119.81	8.9	125.54	114.29	9.8

Total hotels	120.63	111.18	8.5	121.40	111.94	8.5

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Variance	2006	2005	% Variance
Embassy Suites Hotels	96.98	90.76	6.9	99.97	91.40	9.4
Holiday Inn-branded hotels	70.97	69.95	1.5	70.32	65.75	6.9
Sheraton-branded hotels	74.72	71.21	4.9	76.96	70.82	8.7
Doubletree-branded hotels	96.74	84.67	14.3	99.72	86.45	15.3
Other hotels	93.75	84.54	10.9	84.94	74.86	13.5

Total hotels	86.52	81.60	6.0	87.34	79.88	9.3

(a)	Hotels have been excluded in both the current and prior year for those months directly impacted by hurricanes.

Operating Statistics for Our Top Markets(a)

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Variance	2006	2005	% Variance
Atlanta	68.7	74.6	(7.9)	70.7	71.8	(1.6)
South Florida area	72.6	74.9	(3.1)	79.8	82.3	(3.0)
Los Angeles area	77.2	81.8	(5.5)	76.4	77.1	(0.9)
Orlando	72.6	74.5	(2.5)	78.9	79.3	(0.5)
Dallas	53.9	53.1	1.5	56.4	50.8	10.9
Minneapolis	78.4	79.7	(1.6)	71.5	73.6	(2.9)
New Orleans	44.3	64.2	(31.0)	68.1	71.3	(4.5)
Phoenix	64.5	64.5	0.0	73.9	73.6	0.4
Chicago	80.2	79.3	1.0	74.6	74.0	0.9
Washington, D.C.	69.6	76.1	(8.5)	67.5	75.5	(10.6)
San Diego	88.4	88.2	0.2	83.7	84.6	(1.1)
Northern New Jersey	70.7	69.8	1.2	70.4	70.7	(0.5)
San Francisco Bay area	84.0	85.6	(1.9)	77.9	75.7	2.9
Philadelphia	82.1	78.7	4.3	74.9	75.5	(0.8)
San Antonio	77.0	81.8	(5.9)	79.3	78.1	1.5

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Variance	2006	2005	% Variance
Atlanta	98.96	92.42	7.1	103.15	92.77	11.2
South Florida area	105.94	102.47	3.4	141.89	125.85	12.8
Los Angeles area	148.00	129.91	13.9	139.02	124.98	11.2
Orlando	89.52	84.21	6.3	100.38	94.19	6.6
Dallas	106.95	98.11	9.0	110.23	101.46	8.6
Minneapolis	141.57	134.88	5.0	136.02	127.53	6.7
New Orleans	93.84	107.48	(12.7)	132.64	133.74	(0.8)
Phoenix	104.57	98.04	6.7	131.46	120.43	9.2
Chicago	141.98	120.22	18.1	132.62	113.81	16.5
Washington, D.C.	152.17	141.80	7.3	161.03	145.80	10.4
San Diego	144.02	128.40	12.2	139.69	129.92	7.5
Northern New Jersey	146.47	137.98	6.2	147.14	137.31	7.2
San Francisco Bay area	137.42	125.58	9.4	130.40	119.41	9.2
Philadelphia	128.58	114.83	12.0	127.48	115.08	10.8
San Antonio	107.27	94.19	13.9	104.40	93.16	12.1

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Variance	2006	2005	% Variance
Atlanta	67.95	68.91	(1.4)	72.95	66.65	9.5
South Florida area	76.88	76.77	0.1	113.27	103.56	9.4
Los Angeles area	114.32	106.24	7.6	106.26	96.39	10.2
Orlando	65.01	62.75	3.6	79.19	74.66	6.1
Dallas	57.69	52.14	10.6	62.15	51.57	20.5
Minneapolis	111.05	107.51	3.3	97.18	93.87	3.5
New Orleans	41.59	69.04	(39.8)	90.33	95.35	(5.3)
Phoenix	67.48	63.27	6.6	97.13	88.59	9.6
Chicago	113.82	95.39	19.3	98.97	84.18	17.6
Washington, D.C.	105.91	107.89	(1.8)	108.65	110.02	(1.2)
San Diego	127.32	113.30	12.4	116.87	109.94	6.3
Northern New Jersey	103.55	96.37	7.4	103.53	97.07	6.7
San Francisco Bay area	115.42	107.55	7.3	101.61	90.45	12.3
Philadelphia	105.55	90.42	16.7	95.44	86.84	9.9
San Antonio	82.57	77.08	7.1	82.76	72.76	13.7

(a)	Hotels have been excluded in both the current and prior year for those months directly impacted by hurricanes.

Liquidity and Capital Resources
     Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from hotel operations. For the nine months ended September 30, 2006, net cash flow provided by operating activities, consisting primarily of hotel operations, was $141 million. At September 30, 2006, we had cash on hand of $133 million, including approximately $41 million held under management agreements to meet minimum working capital requirements.
     In 2006 through the date of this filing, we paid common distributions aggregating $0.55 per unit for the first three quarters of 2006. FelCor’s board of directors will determine the amount of future common and preferred distributions for each quarter, based upon the actual operating results for that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.
     We have committed to spend in excess of $400 million over a three year period, commencing in 2006, to renovate our core hotels. We expect to use proceeds from hotel sales to fund these renovations. During the three and nine months ended September 30, 2006, we experienced significant displacement from hotel renovation that reduced revenues and Hotel EBITDA margins. We expect that the effect of ongoing renovation displacement for the remainder of 2006 and for 2007 will be significant.
     We currently expect that our cash flow provided by operating activities for 2006 will be approximately $170 to $173 million. This cash flow forecast assumes that RevPAR increases by approximately 8% and Hotel EBITDA margin increases of approximately 175 basis points. Our current operating plan contemplates that we will make aggregate common distribution payments of $35 million, preferred distribution payments of $39 million and $17 million in normal recurring principal payments, leaving surplus cash flow (before capital expenditures, additional debt reduction or sale of hotels) of approximately $79 to $82 million. In 2006, we plan to spend approximately $175 million for capital expenditures, which will be funded with proceeds from the sale of non-strategic hotels and cash. In the first nine months of 2006, we sold 20 non-strategic hotels for gross proceeds aggregating $341 million. At September 30, 2006, we had 22 non-strategic hotels that we are marketing for sale, including 15 hotels that were under contract for sale. The proceeds from the sale of these remaining non-strategic hotels are expected to be approximately $350 to $375 million, and we expect to sell substantially all of these hotels by the end of 2007.
     During the first quarter of 2006, our hotels in New Orleans and surrounding markets, such as Atlanta, Baton Rouge, Houston, San Antonio, and Dallas, benefited from the increase in demand for hotel rooms, resulting from the displacement of New Orleans residents and the influx of relief and construction workers following Hurricane Katrina. In the second quarter of 2006, the initial relief work was completed in New Orleans, and there was an exodus of first responders from the area. The shift away from relief workers and temporary housing to ongoing construction workers has dramatically reduced the demand in New Orleans; however, the surrounding markets continued to benefit from a strong demand for convention and group business that was moved from New Orleans, through the second quarter. In the third quarter of 2006, we began to see the temporary hurricane related demand from surrounding markets subside. We expect to continue to have relatively weak performance from New Orleans in 2007 until convention and tourism return in force.
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
     We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses, that can fluctuate disproportionately to revenues. Operating expenses are difficult to predict and control, which can produce volatility in our operating results. Our Hotel EBITDA margins from continuing operations increased in 2005 and the first nine months of 2006. However, if our hotel RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could suffer a material adverse effect.

Debt
     In October 2006, we sold $215 million of senior secured floating rate notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. These notes bear interest at LIBOR plus 1.875% and mature in 2011. In addition, payment of amounts due under these notes is guaranteed by FelCor and certain of our subsidiaries who also guarantee payment of our line of credit and other senior debt (other than mortgage debt) and payment of these notes is secured by a pledge of FelCor’s limited partnership interest in us. We are finalizing a $250 million mortgage facility at LIBOR plus 0.93% maturing in two years with three one year extensions at our option, which we expect to close in mid-November 2006.
     On October 16, 2006, we initiated cash tender offers for all of our outstanding $290 million senior floating rate notes due 2011 and all of our outstanding $125 million 7 5/8% senior notes due 2007. (In connection with these tender offers, we also solicited consents to proposed amendment to the relevant indentures to eliminate certain covenants and events of default.) In addition, we will repay $129 million of outstanding debt secured by mortgages on certain of our hotels. Proceeds from our October 2006 senior note offering and new mortgage debt, together with cash proceeds from hotel sales will be used to fund the purchase price payable for tendered note and the repayment of our a portion of our existing mortgage debt.
     In connection with the repayment of our $290 million senior floating rate notes, we will unwind the floating to fixed interest rate swaps associated with these notes. Termination of these interest rate swaps will result in gain of approximately $1.7 million, which will be recorded in the fourth quarter 2006.
     The early retirement of certain indebtedness in the fourth quarter of 2006, will result in prepayment expenses of approximately $15 million, which will be recorded in the fourth quarter of 2006. As a result of the foregoing refinancing transactions, our annual interest expense will be reduced by approximately $5 million, our weighted average cost of debt will be reduced by approximately 50 basis points and our next significant debt maturity will not be until 2009.
     In the first nine months of 2006, we retired approximately $257.1 million of aggregate debt with proceeds of hotel sales and cash. In connection with the early debt retirement, we recorded $1.6 million of expense in the nine months ended September 30, 2006. In the same time period we borrowed $38.9 million on our Royale Palms condominium development construction loan.
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

     Payment of amounts due under our line of credit is guaranteed by us and certain of our subsidiaries who also guarantee payment of our senior debt and payment is secured by a pledge of our limited partnership interest in FelCor LP.
     At September 30, 2006 we had no borrowings under our line of credit. Our interest rate on our line of credit has decreased from LIBOR plus 2.25% to LIBOR plus 1.75% during 2006 based on our leverage ratio as defined in our line of credit agreement.
     Construction Loan
     In 2005, we started construction on the 184 unit Royale Palms condominium development in Myrtle Beach, South Carolina. This project is more than 98% pre-sold and is expected to be completed in the summer of 2007. In conjunction with this development, we entered into a $70 million recourse construction loan facility. Through September 30, 2006, we had spent $56 million on this project and had drawn $48 million on the construction loan. On July 1, 2006, the interest on this construction loan was reduced from LIBOR plus 2.25% to LIBOR plus 2.0% under the terms of the original loan agreement.
     Mortgage Debt
     At September 30, 2006, we had aggregate mortgage indebtedness of approximately $735 million that was secured by 45 of our consolidated hotels with an aggregate book value of approximately $1.1 billion and by our Royale Palms condominium development. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by 10 hotels provide for lock-box arrangements under certain circumstances. With respect to these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. The mortgage loans secured by eight of these 10 hotels also provide that, if the debt service coverage ratios remain below a second, even lower minimum level, the lender may retain any excess cash (after deduction for 115% of budgeted operating expenses, debt service, tax, insurance and other reserve requirements) and, if the debt service coverage ratio remains below this lower minimum level for 12 consecutive months, apply any accumulated excess cash to the prepayment of the principal amount of the debt. If the debt service coverage ratio exceeds the lower minimum level for three consecutive months, any then accumulated excess cash will be returned to us. Eight of these 10 hotels, which accounted for 6% of our total revenues in 2005, are currently subject to the lock-box provisions because they failed to meet the debt service coverage ratio in 2004. These hotels currently exceed the minimum debt service coverage ratio, however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. None of these hotels have ever fallen below the lower minimum debt service coverage ratio.
     Our hotel mortgage debt is non-recourse to us and contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.
     Senior Notes
     As a result of the strong economy, its impact on the travel and lodging industries, and our lower secured debt levels, Standard & Poor’s raised its ratings on our senior unsecured debt twice in 2006, from B- to B in January 2006 and then to B+ in October 2006 and Moody’s Investor Service raised its ratings from B1 to Ba3. As a result of the Moody’s upgrade, effective April 3, 2006, the interest rate applicable to $300 million of our senior unsecured debt maturing in 2011 decreased from 9.0% to 8.5%, reducing annualized interest expense by $1.5 million. If the credit rating on our senior debt is downgraded by Moody’s to B1 and Standard & Poor’s rating remains below BB-, the interest rate on this debt will again increase to 9%. Our publicly-traded senior unsecured notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum distribution required to meet FelCor’s REIT qualification test; repurchase partnership units; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of certain of our indentures, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1. Debt, as defined in the indentures, approximates our consolidated debt. EBITDA is defined in the indentures as consolidated GAAP net income, adjusted for minority interest in FelCor LP, actual cash distributions by unconsolidated entities, gains or losses from asset sales, distributions on preferred units and extraordinary gains and losses (as defined at the date of the indentures), plus interest expense, income taxes, depreciation expense, amortization expense and other non-cash items. Although our current debt-to-EDITDA ratio is below 4.85 to 1, a decline in our EBITDA, as a result of asset sales, adverse economic developments or an increase in our debt, could make us subject to this limitation. In addition, if we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying distributions on our preferred or common units, except to the extent necessary to satisfy the REIT qualification requirement that we distribute currently at least 90% of our taxable income.
     We currently anticipate that we will meet our financial covenant and incurrence tests based on current RevPAR expectations. For 2006, we currently anticipate that our full year 2006 portfolio RevPAR will be approximately 8% above the prior year.
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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:
•	our general economic and lodging industry conditions, including the anticipated continued economic growth, the realization of anticipated job growth, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, the impact on the travel industry of high fuel costs and increased security precautions, and the impact that the bankruptcy of additional major air carriers may have on our revenues and receivables;

•	our overall debt levels and our ability to obtain new financing and service debt;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our growth strategy and acquisition activities;

•	our inability to sell the hotels being marketed for sale at anticipated prices; and

•	competitive conditions in the lodging industry.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2006, approximately 76% of our consolidated debt had fixed interest rates, after considering interest rate swaps. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.
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
Expected Maturity Date
at September 30, 2006
(dollars in thousands)

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Liabilities
Fixed rate:
Debt	$3,537	$139,897	$16,342	$178,924	$282,462	$386,786	$1,007,948	$1,065,611
Average interest rate	7.92%	7.66%	7.88%	7.32%	8.70%	8.06%	8.05%
Floating rate:
Debt	727	135,345	15,500	—	—	290,650	442,222	442,222
Average interest rate	6.59%	6.76%	7.69%	—	—	9.36%	8.50%

Total debt	$4,264	$275,242	$31,842	$178,924	$282,462	$677,436	$1,450,170
Average interest rate	7.69%	7.22%	7.79%	7.32%	8.70%	8.62%	8.19%
Net discount							(2,095)

Total debt							$1,448,075

Interest rate swaps (floating fixed)
Notional amount	—	—	—	—	—	100,000	100,000	2,443
Pay rate	—	—	—	—	—	7.80%	7.80%
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
Dated: November 9, 2006

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