Form 10-Q
period 2007-03-31
FelCor Lodging LP
filed 2007-05-10
CIK 1048789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

FELCOR LODGING LIMITED PARTNERSHIP

PART I. -- FINANCIAL INFORMATION

Item 1.	Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Investment in hotels, net of accumulated depreciation of $631,943 at March 31, 2007 and $612,286 at December 31, 2006	$2,088,336	$2,044,285
Investment in unconsolidated entities	115,824	111,716
Hotels held for sale	98,882	133,801
Cash and cash equivalents	116,527	124,179
Restricted cash	16,545	22,753
Accounts receivable, net of allowance for doubtful accounts of $847 at March 31, 2007 and $962 at December 31, 2006	55,436	33,395
Deferred expenses, net of accumulated amortization of $9,390 at March 31, 2007 and $8,841 at December 31, 2006	8,911	9,480
Condominium development project	59,853	70,661
Other assets	27,221	32,979
Total assets	$2,587,535	$2,583,249

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $1,026 at March 31, 2007 and $1,089 at December 31, 2006	$1,356,760	$1,369,153
Distributions payable	24,142	24,078
Accrued expenses and other liabilities	146,799	139,277

Total liabilities	1,527,701	1,532,508

Commitments and contingencies

Redeemable units at redemption value, 1,355 units issued and outstanding at March 31, 2007 and December 31, 2006	27,534	29,593
Minority interest in other partnerships	28,928	28,172

Partners’ capital:
Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at March 31, 2007 and December 31, 2006	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2007 and December 31, 2006	169,412	169,412
Common units 62,389 and 62,052 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively	508,426	498,363
Accumulated other comprehensive income	16,172	15,839

Total partners’ capital	1,003,372	992,976

Total liabilities, redeemable units and partners’ capital	$2,587,535	$2,583,249

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Hotel operating revenue	$248,541	$251,380
Retail space rental and other revenue	131	27
Total revenues	248,672	251,407

Expenses:
Hotel departmental expenses	$78,265	$79,018
Other property related costs	68,557	68,857
Management and franchise fees	13,123	13,222
Taxes, insurance and lease expense	29,229	26,532
Abandoned projects	22	-
Corporate expenses	6,787	5,804
Depreciation	25,051	22,437
Total operating expenses	221,034	215,870

Operating income	27,638	35,537
Interest expense, net	(22,872)	(30,508)
Charge-off of deferred financing costs	-	(667)
Income before equity in income from unconsolidated entities, minority interests and gain on sale of assets	4,766	4,362
Equity in income from unconsolidated entities	12,771	1,948
Minority interests	282	489
Gain on sale of condominiums	3,281	-
Income from continuing operations	21,100	6,799
Discontinued operations	8,488	3,061
Net income	29,588	9,860
Preferred distributions	(9,678)	(9,678)
Net income applicable to common unitholders	$19,910	$182

Basic and diluted per common unit data:
Net income (loss) from continuing operations	$0.18	$(0.05)
Net income	$0.32	$-
Basic weighted average common units outstanding	62,729	62,323
Diluted weighted average common units outstanding	63,117	62,323
Cash distributions declared on common units	$0.25	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2007 and 2006

(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$29,588	$9,860
Unrealized holding gains from interest rate swaps	-	360
Foreign currency translation adjustment	333	(652)
Comprehensive income	$29,921	$9,568

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$29,588	$9,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	25,051	27,351
Loss (gain) on sale of assets	(9,312)	1,077
Amortization of deferred financing fees	604	774
Accretion of debt discount	63	296
Amortization of unearned compensation	1,407	990
Equity in income from unconsolidated entities	(12,771)	(1,948)
Distributions of income from unconsolidated entities	100	510
Charge-off of deferred financing costs	119	667
Loss on early extinguishment of debt	782	-
Minority interests	(46)	(198)
Changes in assets and liabilities:
Accounts receivable	(8,829)	(5,950)
Restricted cash – operating	1,447	(1,348)
Other assets	4,139	1,659
Accrued expenses and other liabilities	7,858	16,477
Net cash flow provided by operating activities	40,200	50,217

Cash flows (used in) provided by investing activities:
Improvements and additions to hotels	(69,102)	(34,037)
Additions to condominium project	(5,629)	(10,295)
Proceeds from sale of assets	41,988	6,773
Decrease (increase) in restricted cash – investing	3,827	(752)
Deposit on asset sale	1,000	-
Distributions of capital from unconsolidated entities	8,562	1,540
Net cash flow used in investing activities	(19,354)	(36,771)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	5,119	54,526
Repayment of borrowings	(10,645)	(79,844)
Payment of deferred financing fees	(155)	(682)
Decrease in restricted cash – financing	-	2,825
Exercise of FelCor stock options	1,836	626
Contributions from minority interest holders	802	860
Distributions paid to other partnerships’ minority interests	-	(800)
Distributions paid to preferred unitholders	(9,678)	(9,678)
Distributions paid to common unitholders	(15,869)	(24)
Net cash flow used in financing activities	(28,590)	(32,191)

Effect of exchange rate changes on cash	92	(23)
Net change in cash and cash equivalents	(7,652)	(18,768)
Cash and cash equivalents at beginning of periods	124,179	94,564
Cash and cash equivalents at end of periods	$116,527	$75,796

Supplemental cash flow information —
Interest paid	$14,761	$17,125

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

In 1994, FelCor Lodging Limited Partnership, or FelCor LP, was formed with six hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, a Real Estate Investment Trust, or REIT. At March 31, 2007, FelCor owned approximately 98% interest in our operations. At March 31, 2007, we held ownership interests in 96 hotels and were the nation’s largest owner of upper upscale all-suite hotels.

At March 31, 2007, we held 100% ownership interests (whether by fee, leasehold or otherwise) in 70 hotels, a 90% or greater interest in entities owning five hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning two hotels and 50% interests in unconsolidated entities that owned 18 hotels. We held majority ownership interests in the operating lessees of 91 of these hotels; consequently, we include their operating revenues and expenses in our consolidated statements of operations. The operations of 83 of these consolidated hotels were included in continuing operations at March 31, 2007, and eight hotels were designated as held for sale and included in discontinued operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

At March 31, 2007, we had an aggregate of 63,743,383 redeemable and common units outstanding.

The following table reflects the distribution, by brand, of our 83 consolidated hotels included in continuing operations at March 31, 2007:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,130
Holiday Inn®-branded	17	6,301
Starwood-branded	9	3,217
Doubletree®-branded	7	1,471
Hilton-branded	2	559
Other brands	1	403
Total hotels	83

At March 31, 2007, we were the owner of the largest number of Embassy Suites Hotels and Doubletree Guest Suites® hotels in North America. Our hotels are located in major metropolitan and resort areas in the United States (23 states) and Canada (two hotels), with concentrations in California (14 hotels), Florida (13 hotels) and Texas (11 hotels). Approximately 53% of our hotel room revenues in continuing operations were generated from hotels in these states during the first three months of 2007.

At March 31, 2007, of our 83 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 18, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed nine, and (iv) other independent management companies managed two.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

The information in our consolidated financial statements for the three months ended March 31, 2007 and 2006 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2007 and 2006, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on

Form 10-K. Operating results for the three months ended March 31, 2007 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint venture entities that owned 18 hotels at March 31, 2007, and 19 hotels at December 31, 2006. We also owned a 50% interest in joint venture entities owning real estate and providing condominium management services in Myrtle Beach, South Carolina, and leasing four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	March 31, 2007	December 31, 2006
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$257,335	$260,628
Total assets	$300,961	$297,712
Debt	$195,531	$197,462
Total liabilities	$204,117	$203,659
Equity	$96,844	$94,053

Debt of our unconsolidated entities at March 31, 2007 and December 31, 2006, consisted entirely of non-recourse mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2007	2006
Total revenues	$18,194	$18,115
Net income	$19,754	$4,734

Net income attributable to FelCor LP	$9,877	$2,367
Additional gain on sale related to basis difference	3,336	-
Depreciation of cost in excess of book value	(442)	(419)
Equity in income from unconsolidated entities	$12,771	$1,948

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	March 31, 2007	December 31, 2006
Hotel investments	$50,007	$48,641
Cost in excess of book value of hotel investments	64,147	61,253
Land and condominium investments	3,481	3,513
Hotel lessee investments	(1,811)	(1,691)
	$115,824	$111,716

The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2007	2006
Hotel investments	$12,882	$2,073
Hotel lessee investments	(111)	(125)
	$12,771	$1,948

In the first quarter of 2007 a 50% owned joint venture entity sold the Embassy Suites Hotel in Covina, California. The sale of this hotel resulted in a gain of $15.6 million for this venture.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Debt

Debt at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	March 31,	December 31,
	Hotels	March 31, 2007	Date	2007	2006
Line of credit(a)	none	L + 1.75	January 2009	$-	$-
Senior term notes	none	8.50	June 2011	298,974	298,911
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Total line of credit and senior debt(b)		7.96		513,974	513,911

Mortgage debt(c)	12 hotels	L + 0.93	November 2008	250,000	250,000
Mortgage debt	7 hotels	6.57	June 2009-2014	90,452	97,553
Mortgage debt	7 hotels	7.32	March 2009	123,427	124,263
Mortgage debt	8 hotels	8.70	May 2010	168,552	169,438
Mortgage debt	6 hotels	8.73	May 2010	121,850	122,578
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,745	12,861
Other	1 hotel	9.17	August 2011	4,256	4,452
Construction loan(d)	-	L + 2.00	October 2007	56,004	58,597
Total mortgage debt(b)	43 hotels	7.40		842,786	855,242

Total		7.61%		$1,356,760	$1,369,153

(a)

We have a borrowing capacity of $125 million on our line of credit. The interest on this line can range from L + 175 to L + 225 basis points, based on our leverage ratio as defined in our line of credit agreement.

(b)	Interest rates are calculated based on the average outstanding debt at March 31, 2007.
(c)	This debt has three one-year extension options.
(d)	We have a recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. This loan was repaid in full May 1, 2007.

We reported interest expense of $22.9 million and $30.5 million for the three months ended March 31, 2007 and 2006, respectively, which is net of: (i) interest income of $1.2 million and $0.8 million and (ii) capitalized interest of $1.6 million and $0.6 million, respectively.

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

The following table summarizes the components of hotel operating revenue from continuing operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Room revenue	$204,323	$207,986
Food and beverage revenue	31,773	30,414
Other operating departments	12,445	12,980
Total hotel operating revenue	$248,541	$251,380

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

For the first three months of both 2007 and 2006, more than 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense. The remaining 1% of our revenue was derived from retail space rental revenue and other sources.

The following table summarizes the components of hotel departmental expenses from continuing operations (in thousands):

Three Months Ended March 31,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Room	$48,783	19.6%	$49,414	19.7%
Food and beverage	24,535	9.9	23,660	9.4
Other operating departments	4,947	2.0	5,944	2.3
Total hotel departmental expenses	$78,265	31.5%	$79,018	31.4%

The following table summarizes the components of other property operating costs from continuing operations (in thousands):

Three Months Ended March 31,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$22,439	9.0%	$22,292	8.9%
Marketing	20,737	8.3	20,705	8.2
Repair and maintenance	13,553	5.5	13,197	5.3
Energy	11,828	4.8	12,663	5.0
Total other property operating costs	$68,557	27.6%	$68,857	27.4%

Hotel employee compensation and benefit expenses of $71.4 million and $70.3 million for the three months ended March 31, 2007 and 2006, respectively, are included in hotel departmental expenses and other property operating costs.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

The following table summarizes the components of taxes, insurance and lease expense from continuing operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Operating lease expense(a)	$16,164	$15,385
Real estate and other taxes	8,601	9,013
Property insurance, general liability insurance and other	4,464	2,134
Total taxes, insurance and lease expense	$29,229	$26,532

(a)

Operating lease expense includes hotel lease expense of $14.3 million and $13.6 million associated with 13 hotels leased by us from unconsolidated subsidiaries and $1.9 million and $1.8 million of ground lease expense for the three months ended March 31, 2007 and 2006, respectively. Included in operating lease expense is percentage rent based on operating results of $7.9 million and $6.9 million, respectively, for the three months ended March 31, 2007 and 2006.

6.	Condominium Project

Development of our Royale Palms condominium project in Myrtle Beach, South Carolina was substantially completed in the first quarter of 2007. We finalized the sale of 31 of the 184 units in the quarter and recognized a gain on sale of $3.3 million under the completed contract method. We expect substantially all the remaining unit sales to be finalized in the second quarter of 2007, at which time we will recognize the remainder of the gain on sale and repay the outstanding construction loan. Net proceeds from the sale of the 31 units were $15.3 million, of which $8.8 million was paid directly to the construction lender prior to March 31, 2007 as a reduction in the outstanding balance of our construction loan. The remaining $6.5 million was in-transit to the lender at March 31, 2007 and has been recorded as a receivable on the accompanying March 31, 2007 balance sheet. At March 31, 2007, the outstanding balance of the construction loan was $56.0 million.

7.	Discontinued Operations

The results of operations of eight hotels designated as held for sale at March 31, 2007, three hotels sold in 2007 through March 31, and 31 hotels sold in 2006 are included in discontinued operations. The following table summarizes the condensed financial information for the hotels included in discontinued operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Operating revenue	$15,498	$64,001
Operating expenses	(11,879)	(59,246)
Operating income	3,619	4,755
Direct interest costs, net	(25)	(326)
Gain (loss) on sale of depreciable assets	6,031	(1,077)
Charge-off of deferred debt costs	(119)	-
Loss on early extinguishment of debt	(782)	-
Minority interests	(236)	(291)
Income from discontinued operations	$8,488	$3,061

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Discontinued Operations – (continued)

In 2007, we sold two consolidated hotels in the first quarter, for aggregate gross proceeds of $42.7 million, and one unconsolidated hotel for gross proceeds of $22.0 million. The operations of the unconsolidated hotel are consolidated because of our majority ownership of the lessee.

We consider a hotel as “held for sale” once we determine it is probable that the hotel will be sold within the next 12 months. At March 31, 2007, we owned eight hotels that were held for sale. The operating results of these hotels were included in discontinued operations.

8.	Earnings (Loss) Per Unit

The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Income from continuing operations	$21,100	$6,799
Less: Preferred distributions	(9,678)	(9,678)
Income (loss) from continuing operations applicable to common unitholders	11,422	(2,879)
Discontinued operations	8,488	3,061
Net income applicable to common unitholders	$19,910	$182
Denominator:
Denominator for basic earnings per unit	62,729	62,323
Denominator for diluted earnings per unit	63,117	62,323

Earnings (loss) per unit data:
Basic:
Income (loss) from continuing operations	$0.18	$(0.05)
Discontinued operations	$0.14	$0.05
Net income	$0.32	$-

Diluted:
Income (loss) from continuing operations	$0.18	$(0.05)
Discontinued operations	$0.14	$0.05
Net income	$0.32	$-

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Earnings (Loss) Per Unit – (continued)

The following securities, which could potentially dilute basic earnings per unit in the future, were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
FelCor’s options and unvested restricted stock	-	316
Series A convertible preferred units	9,985	9,985

Series A preferred distributions that would be excluded from net income (loss) applicable to common unitholders, if these Series A preferred units were dilutive, were $6.3 million for both the three months ended March 31, 2007 and 2006.

9.	Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. There was no cumulative effect as a result of FIN 48’s adoption in the first quarter of 2007.

10.	Application of New Accounting Standards

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

CONSOLIDATING BALANCE SHEET

March 31, 2007

(in thousands)

ASSETS
	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$112,154	$949,185	$1,026,997	$-	$2,088,336
Equity investment in consolidated entities	1,341,202	-	-	(1,341,202)	-
Investment in unconsolidated entities	85,939	28,188	1,697	-	115,824
Hotels held for sale	-	53,970	44,912	-	98,882
Cash and cash equivalents	57,318	51,967	7,242	-	116,527
Restricted cash	357	3,431	12,757	-	16,545
Accounts receivable	7,541	41,301	6,594	-	55,436
Deferred assets	4,139	564	4,208	-	8,911
Condominium development project	-	-	59,853	-	59,853
Other assets	10,904	16,136	181	-	27,221

Total assets	$1,619,554	$1,144,742	$1,164,441	$(1,341,202)	$2,587,535

LIABILITES AND PARTNERS’CAPITAL
Debt	$529,474	$127,684	$699,602	$-	$1,356,760
Distributions payable	24,142	-	-	-	24,142
Accrued expenses and other liabilities	35,032	102,453	9,314	-	146,799

Total liabilities	588,648	230,137	708,916	-	1,527,701

Redeemable units, at redemption value	27,534	-	-	-	27,534
Minority interest – other partnerships	-	95	28,833	-	28,928

Preferred units	478,774	-	-	-	478,774
Common units	524,598	898,338	426,692	(1,341,202)	508,426
Accumulated other comprehensive income	-	16,172	-	-	16,172
Total partners’ capital	1,003,372	914,510	426,692	(1,341,202)	1,003,372

Total liabilities, redeemable units and partners' capital	$1,619,554	$1,144,742	$1,164,441	$(1,341,202)	$2,587,535

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands)

ASSETS
	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$114,833	$923,778	$1,005,674	$-	$2,044,285
Equity investment in consolidated entities	1,320,816	-	-	(1,320,816)	-
Investment in unconsolidated entities	81,160	28,841	1,715	-	111,716
Hotels held for sale	-	88,926	44,875	-	133,801
Cash and cash equivalents	69,728	46,966	7,485	-	124,179
Restricted cash	453	3,248	19,052	-	22,753
Accounts receivable	239	33,154	2	-	33,395
Deferred assets	4,236	639	4,605	-	9,480
Condominium development project	-	-	70,661	-	70,661
Other assets	15,421	16,398	1,160	-	32,979

Total assets	$1,606,886	$1,141,950	$1,155,229	$(1,320,816)	$2,583,249

LIABILITES AND PARTNERS’CAPITAL
Debt	$529,411	$128,715	$711,027	$-	$1,369,153
Distributions payable	24,078	-	-	-	24,078
Accrued expenses and other liabilities	30,828	98,345	10,104	-	139,277

Total liabilities	584,317	227,060	721,131	-	1,532,508

Redeemable units, at redemption value	29,593	-	-	-	29,593
Minority interest – other partnerships	-	(115)	28,287	-	28,172

Preferred units	478,774	-	-	-	478,774
Common units	514,202	899,166	405,811	(1,320,816)	498,363
Accumulated other comprehensive income	-	15,839	-	-	15,839
Total partners’ capital	992,976	915,005	405,811	(1,320,816)	992,976

Total liabilities, redeemable units and partners' capital	$1,606,886	$1,141,950	$1,155,229	$(1,320,816)	$2,583,249

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information -- (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2007

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$248,541	$-	$-	$248,541
Percentage lease revenue	5,578	-	42,000	(47,578)	-
Other revenue	115	-	16	-	131
Total revenue	5,693	248,541	42,016	(47,578)	248,672

Expenses:
Hotel operating expense	-	159,945	-	-	159,945
Taxes, insurance and lease expense	985	70,458	5,364	(47,578)	29,229
Abandoned projects	-	22	-	-	22
Corporate expenses	719	3,793	2,275	-	6,787
Depreciation	2,083	12,079	10,889	-	25,051
Total operating expenses	3,787	246,297	18,528	(47,578)	221,034
Operating income	1,906	2,244	23,488	-	27,638
Interest expense, net	(6,013)	(1,838)	(15,021)	-	(22,872)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(4,107)	406	8,467	-	4,766
Equity in income from consolidated entities	20,135	-	-	(20,135)	-
Equity in income from unconsolidated entities	13,442	(653)	(18)	-	12,771
Minority interests in other partnerships	-	592	(310)	-	282
Gain on condominiums	-	-	3,281	-	3,281
Income from continuing operations	29,470	345	11,420	(20,135)	21,100
Discontinued operations from consolidated entities	118	7,286	1,084	-	8,488
Net income	29,588	7,631	12,504	(20,135)	29,588
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income applicable to unitholders	$19,910	$7,631	$12,504	$(20,135)	$19,910

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information -- (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2006

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$251,380	$-	$-	$251,380
Percentage lease revenue	5,294	-	40,812	(46,106)	-
Other revenue	27	-	-	-	27
Total revenue	5,321	251,380	40,812	(46,106)	251,407

Expenses:
Hotel operating expense	-	161,097	-	-	161,097
Taxes, insurance and lease expense	623	67,430	4,585	(46,106)	26,532
Corporate expenses	4,398	1,402	4	-	5,804
Depreciation	1,786	11,179	9,472	-	22,437
Total operating expenses	6,807	241,108	14,061	(46,106)	215,870
Operating income (loss)	(1,486)	10,272	26,751	-	35,537
Interest expense, net	(15,567)	(3,760)	(11,181)	-	(30,508)
Charge-off of deferred financing costs	-	(667)	-	-	(667)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(17,053)	5,845	15,570	-	4,362
Equity in income from consolidated entities	24,336	-	-	(24,336)	-
Equity in income from unconsolidated entities	2,310	(349)	(13)	-	1,948
Minority interests in other partnerships	-	771	(282)	-	489
Income from continuing operations	9,593	6,267	15,275	(24,336)	6,799
Discontinued operations from consolidated entities	267	946	1,848	-	3,061
Net income	9,860	7,213	17,123	(24,336)	9,860
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income applicable to unitholders	$182	$7,213	$17,123	$(24,336)	$182

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information -- (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(660)	$16,768	$24,092	$40,200
Cash flows from (used in) investing activities	770	14,025	(34,149)	(19,354)
Cash flows from (used in) financing activities	(12,520)	(25,884)	9,814	(28,590)
Effect of exchange rates changes on cash	-	92	-	92
Change in cash and cash equivalents	(12,410)	5,001	(243)	(7,652)
Cash and cash equivalents at beginning of period	69,728	46,966	7,485	124,179
Cash and equivalents at end of period	$57,318	$51,967	$7,242	$116,527

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(14,993)	$30,209	$35,001	$50,217
Cash flows from (used in) investing activities	(296)	(8,589)	(27,886)	(36,771)
Cash flows from (used in) financing activities	(7,383)	(16,307)	(8,501)	(32,191)
Effect of exchange rates changes on cash	-	(23)	-	(23)
Change in cash and cash equivalents	(22,672)	5,290	(1,386)	(18,768)
Cash and cash equivalents at beginning of period	48,393	36,189	9,982	94,564
Cash and equivalents at end of period	$25,721	$41,479	$8,596	$75,796

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We started on a three year $430 million capital improvement program in late 2006 designed to improve the quality, returns on investment and competitive position of our core hotel portfolio. In 2007, we expect to complete renovations on 62 hotels and spend approximately $225 million on these renovations. During 2007, through April 30, we have completed renovations on 21 hotels.

Our hotels experienced displacement associated with the renovation program, which resulted in reductions to revenue per available room, or RevPAR, of approximately 3% and hotel earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $4.5 million. The displacement effects on RevPAR and Hotel EBITDA negatively affected our Hotel EBITDA margin by approximately 100 basis points during the quarter. In the first quarter of 2006, business interruption insurance proceeds improved Hotel EBITDA margin by 57 basis points.

During the first quarter of 2007, our RevPAR increased 1.0% for our consolidated hotels in continuing operations as a result of a 7.8% increase in average daily room rate, or ADR. However, our occupancy decreased in the same period by 6.3%, compared to the same period last year, largely because of displacement. We attribute the increase in ADR, and to a lesser extent, the decrease in occupancy (to the extent not attributable to displacement) to a change in our customer mix through room rate management and a reduction in the number of lower-ADR rooms that we make available at any point in time, which in turn makes more rooms available for higher-ADR transient business. This change in customer mix is affecting both pre-renovation and post-renovation hotels.

At March 31, 2007, we had eight non-strategic hotels, all of which were under contract for sale. We estimate that the aggregate gross proceeds from the disposition of these hotels will be approximately $126 million.

Our Royale Palms condominium project in Myrtle Beach, South Carolina was substantially completed in the first quarter of 2007. We closed on the sale of 31 of the 184 units in the quarter and recognized a gain of $3.3 million. We expect substantially all the remaining condominium sales to be closed in the second quarter of 2007, with some units closing in the third quarter. We will recognize the remainder of the gain on sale and pay off the construction loan outstanding as the condominium units are closed. We currently expect to earn net income of at least $18 million from this project, and we expect that between 50 and 60% of the condominium units will enter our rental program, which will result in additional continuing income.

We will continue to review and evaluate our hotel portfolio and may identify additional non-strategic hotels to sell based upon various factors. If we decide to sell additional hotels or if our estimates of market value for the hotels currently designated as held for sale decline, we could incur impairment charges in the future.

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended March 31,
	2007	2006	% Change 2007-2006
RevPAR	$94.28	$93.33	1.0%
Hotel EBITDA(1)	$71,923	$75,767	(5.1)%
Hotel EBITDA margin(1)	28.9%	30.1%	(4.0)%
Income from continuing operations	$21,100	$6,799	210.3%
Funds From Operations (“FFO”)(1) (2)	$30,611	$31,333	(2.4)%
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(3)	$84,601	$74,149	14.1%

_____________

(1)

A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)

In accordance with the guidance provided by the United States Securities and Exchange Commission, or SEC, with respect to non-GAAP financial measures, FFO has not been adjusted for the following items included in net income applicable to common unitholders (in thousands):

	Three Months Ended March 31,
	2007	2006
Abandoned projects	$(22)	$-
Charge-off of deferred financing costs	(119)	(667)
Loss on early extinguishment of debt	(692)	-

(3)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended March 31,
	2007	2006
Gain (loss) on sale of hotels	$6,031	$(1,077)
Gain on sale of unconsolidated entities	11,182	-
Abandoned projects	(22)	-
Charge-off of deferred financing costs	(119)	(667)
Loss on early extinguishment of debt	(692)	-

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

For the three months ended March 31, 2007, we recorded net income applicable to common unitholders of $19.9 million, or $0.32 per unit, compared to $0.2 million for the same period in 2006. We had income from continuing operations of $21.1 million in the first quarter of 2007, compared to $6.8 million for the same period in 2006. During the first quarter of 2007, we recorded in income from continuing operations an $11.2 million gain in equity in income from unconsolidated entities from the sale of a hotel by one of our unconsolidated entities, as well as a $3.3 million gain from the sale of 31 condominium units in Myrtle Beach, South Carolina.

Operating income for the first quarter of 2007 decreased by $7.9 million compared to the same period in 2006. This decrease in operating income is principally attributed to: (i) a $2.7 million decrease in revenue; (ii) a $2.7 million increase in taxes, insurance and lease expense and (iii) a $2.6 million increase in depreciation expense.

Total revenue from continuing operations was $248.7 million, a 1.1% decrease compared to the same period in 2006. The decrease in revenue is principally attributed to $6.3 million of business interruption revenue from the 2005 hurricanes recorded in the first quarter of 2006, offset in part by a 1.0% increase in RevPAR compared to same period in 2006.

In the first quarter of 2007, taxes, insurance and lease expense increased by $2.7 million and increased as a percentage of total revenue from 10.6% to 11.8% compared to the same period in 2006. The increase was principally attributed to increases in property insurance expense ($1.5 million) and general liability expense ($0.9 million).

In the first quarter of 2007, depreciation expense increased $2.6 million, compared to the same period in 2006. This increase is attributed to the $168.5 million of consolidated hotel capital expenditures incurred in 2006 and the $69.1 million of consolidated hotel capital expenditures incurred in the first quarter of 2007.

In the first quarter of 2007, the remainder of our operating expenses (hotel departmental expenses, other property related costs, management and franchise fees, abandoned projects, and corporate expenses) decreased by $0.1 million on a combined basis and increased as a percentage of total revenue from 66.4% to 67.1% compared to the first quarter of 2006. None of the comparisons of these expenses, individually, from the first quarter of 2006 to the first quarter of 2007 were significant.

Net interest expense included in continuing operations for the first quarter decreased $7.6 million, or 25.0%, compared to the same period in 2006. This decrease was primarily attributable to the $212.7 million reduction in our average outstanding debt and a 53 basis point decrease in average interest rate compared to the first quarter of 2006.

We finalized the sale of 31 of the 184 units at our Royale Palms condominium project in the quarter and recognized a gain on sale of $3.3 million under the completed contract method.

Discontinued operations includes the operating income, direct interest costs, and net gains on disposition related to three hotels sold through March 31, 2007, 31 hotels sold in 2006 and eight hotels held for sale at March 31, 2007. In the first quarter of 2007, income from discontinued operations increased by $5.4 million, compared to the first quarter of 2006, primarily from a $7.1 million increase in net gains from hotel dispositions which were partially offset by a $1.1 million decrease in operating income attributable to hotels sold subsequent to March 31, 2006, and a $0.9 million increase in losses related to debt extinguishment.

Non-GAAP Financial Measures

We refer in this report to certain “non-GAAP financial measures.” These measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with GAAP. The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.

The following tables detail our computation of FFO and EBITDA (in thousands):

Reconciliation of Net Income to FFO

(in thousands, except per unit data)

	Three Months Ended March 31,
	2007			2006
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net income	$29,588			$9,860
Preferred distributions	(9,678)			(9,678)
Net income applicable to common unitholders	19,910	63,117	$0.32	182	62,323	$-
Depreciation, continuing operations	25,051	-	0.40	22,437	-	0.36
Depreciation, unconsolidated entities and discontinued operations	2,863	-	0.04	7,637	-	0.12
Loss (gain) on sale of hotels, net of income tax	(6,031)	-	(0.10)	1,077	-	0.02
Gain on sale of unconsolidated entities	(11,182)	-	(0.18)	-	-	-
Conversion of options and unvested restricted units	-	-	-	-	316	-
FFO	$30,611	63,117	$0.48	$31,333	62,639	$0.50

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income applicable to common unitholders (in thousands):

	Three Months Ended March 31,
	2007	2006
Abandoned projects	$(22)	$-
Charge-off of deferred financing costs	(119)	(667)
Loss on early extinguishment of debt	(692)	-

Reconciliation of Net Income to EBITDA

(in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$29,588	$9,860
Depreciation, continuing operations	25,051	22,437
Depreciation, unconsolidated entities and discontinued operations	2,863	7,637
Interest expense	24,118	31,295
Interest expense, unconsolidated entities and discontinued operations	1,574	1,930
Amortization expense	1,407	990
EBITDA	$84,601	$74,149

Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended March 31,
	2007	2006
Gain (loss) on sale of hotels	$6,031	$(1,077)
Gain on sale of unconsolidated entities	11,182	-
Abandoned projects	(22)	-
Charge-off of deferred financing costs	(119)	(667)
Loss on early extinguishment of debt	(692)	-

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at March 31, 2007.

Hotel EBITDA and Hotel EBITDA Margin

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Total revenue	$248,672	$251,407
Retail space rental and other revenue	(131)	(27)
Hotel operating revenue	248,541	251,380
Hotel operating expenses	(176,618)	(175,613)
Hotel EBITDA	$71,923	$75,767
Hotel EBITDA margin(1)	28.9%	30.1%

(1) Hotel EBITDA as a percentage of hotel operating revenue.

Hotel Operating Expense Composition

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Reconciliation of total operating expense to hotel operating expense:
Total operating expenses	$221,034	$215,870
Unconsolidated taxes, insurance and lease expense	1,703	1,583
Consolidated hotel lease expense	(14,259)	(13,599)
Corporate expenses	(6,787)	(5,804)
Abandoned projects	(22)	-
Depreciation	(25,051)	(22,437)
Hotel operating expenses	$176,618	$175,613

The following tables reconcile net income to Hotel EBITDA and the ratio of operating income to total revenue to Hotel EBITDA margin.

Reconciliation of Net Income to Hotel EBITDA

(in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$29,588	$9,860
Discontinued operations	(8,488)	(3,061)
Equity in income from unconsolidated entities	(12,771)	(1,948)
Minority interests	(282)	(489)
Consolidated hotel lease expense	14,259	13,599
Unconsolidated taxes, insurance and lease expense	(1,703)	(1,583)
Interest expense, net	22,872	30,508
Charge-off of deferred financing costs	-	667
Corporate expenses	6,787	5,804
Depreciation	25,051	22,437
Abandoned projects	22	-
Gain on sale of condominiums	(3,281)	-
Retail space rental and other revenue	(131)	(27)
Hotel EBITDA	$71,923	$75,767

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel EBITDA Margin

	Three Months Ended March 31,
	2007	2006
Ratio of operating income to total revenue	11.2%	14.1%
Retail space rental and other revenue	(0.1)	-
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.6)
Consolidated hotel lease expense	5.7	5.4
Corporate expenses	2.7	2.3
Depreciation	10.1	8.9
Hotel EBITDA margin	28.9%	30.1%

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

Hotel Portfolio Composition

The following tables set forth, as of March 31, 2007, for 83 hotels included in our consolidated portfolio of continuing operations, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

Brand	Hotels	Rooms	% of Total Rooms	% of 2006 Hotel EBITDA
Embassy Suites Hotels	47	12,130	51	57
Holiday Inn-branded	17	6,301	26	18
Starwood-branded	9	3,217	13	15
Doubletree-branded	7	1,471	6	7
Hilton-branded	2	559	2	2
Other	1	403	2	1

Top Markets
South Florida area	5	1,434	6	7
Atlanta	5	1,462	6	7
San Francisco Bay area	6	2,141	9	6
Los Angeles area	4	898	4	5
Orlando	5	1,690	7	5
Dallas	4	1,333	6	5
Phoenix	3	798	3	4
San Diego	1	600	2	4
Minneapolis	3	739	3	4
Northern New Jersey	3	756	3	3
Washington, D.C.	1	443	2	3
Philadelphia	2	729	3	3
Chicago	3	795	3	3
San Antonio	3	874	4	3
Boston	2	532	2	3

Location
Suburban	32	8,200	34	37
Urban	20	6,361	26	25
Airport	20	6,203	26	24
Resort	11	3,317	14	14

Segment
Upper-upscale	65	17,377	72	81
Full service	17	6,301	26	18
Upscale	1	403	2	1

Hotel Operating Statistics

The following tables set forth historical occupancy, ADR and RevPAR at March 31, 2007 and 2006, and the percentage changes therein between the periods presented, for our hotels included in our consolidated portfolio of continuing operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended March 31,
	2007	2006	%Variance
Embassy Suites Hotels	72.5	76.5	(5.3)
Holiday Inn-branded hotels	63.4	70.5	(10.1)
Starwood-branded hotels(a)	68.8	71.0	(3.2)
Doubletree-branded hotels	71.7	74.4	(3.7)
Other hotels(b)	53.9	61.0	(11.6)

Total hotels	68.8	73.5	(6.3)

	ADR ($)
	Three Months Ended March 31,
	2007	2006	%Variance
Embassy Suites Hotels	148.43	137.62	7.9
Holiday Inn-branded hotels	112.82	106.37	6.1
Starwood-branded hotels(a)	131.69	123.26	6.8
Doubletree-branded hotels	149.54	133.69	11.9
Other hotels(b)	126.96	118.80	6.9

Total hotels	137.01	127.05	7.8

	RevPAR ($)
	Three Months Ended March 31,
	2007	2006	%Variance
Embassy Suites Hotels	107.55	105.27	2.2
Holiday Inn-branded hotels	71.54	75.02	(4.6)
Starwood-branded hotels(a)	90.56	87.56	3.4
Doubletree-branded hotels	107.18	99.50	7.7
Other hotels(b)	68.47	72.48	(5.5)

Total hotels	94.28	93.33	1.0

(a)	Starwood-branded hotels include eight Sheraton-branded and one Westin.
(b)	Other hotels include two Hilton-branded and one Crowne Plaza.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended March 31,
	2007	2006	%Variance
South Florida area	86.8	88.6	(2.0)
Atlanta	74.5	80.0	(7.0)
San Francisco Bay area	66.8	72.3	(7.7)
Los Angeles area	77.5	78.0	(0.6)
Orlando	79.2	79.7	(0.6)
Dallas	70.4	74.5	(5.4)
Phoenix	81.9	83.3	(1.6)
San Diego	78.5	82.1	(4.4)
Minneapolis	69.1	65.7	5.2
Northern New Jersey	59.8	65.8	(9.1)
Washington, D.C.	62.7	61.8	1.4
Philadelphia	55.8	59.8	(6.6)
Chicago	60.0	67.6	(11.3)
San Antonio	71.9	78.2	(8.1)
Boston	51.9	65.6	(20.9)
	ADR ($)
	Three Months Ended March 31,
	2007	2006	%Variance
South Florida area	198.07	181.50	9.1
Atlanta	125.34	120.13	4.3
San Francisco Bay area	131.09	121.58	7.8
Los Angeles area	150.64	132.45	13.7
Orlando	122.71	112.64	8.9
Dallas	130.64	116.12	12.5
Phoenix	180.43	160.65	12.3
San Diego	152.53	135.86	12.3
Minneapolis	139.03	132.37	5.0
Northern New Jersey	152.06	146.23	4.0
Washington, D.C.	172.96	164.94	4.9
Philadelphia	122.85	115.24	6.6
Chicago	122.42	113.47	7.9
San Antonio	109.50	98.68	11.0
Boston	140.39	133.53	5.1
	RevPAR ($)
	Three Months Ended March 31,
	2007	2006	%Variance
South Florida area	171.95	160.77	7.0
Atlanta	93.32	96.14	(2.9)
San Francisco Bay area	87.51	87.96	(0.5)
Los Angeles area	116.81	103.31	13.1
Orlando	97.17	89.75	8.3
Dallas	92.01	86.46	6.4
Phoenix	147.85	133.77	10.5
San Diego	119.68	111.56	7.3
Minneapolis	96.13	87.00	10.5
Northern New Jersey	90.95	96.27	(5.5)
Washington, D.C.	108.36	101.94	6.3
Philadelphia	68.60	68.90	(0.4)
Chicago	73.46	76.76	(4.3)
San Antonio	78.71	77.14	2.0
Boston	72.87	87.62	(16.8)

Liquidity and Capital Resources

Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from hotel operations. For the three months ended March 31, 2007, net cash flow provided by operating activities, consisting primarily of hotel operations, was $40.2 million. At March 31, 2007, we had cash on hand of $116.5 million, including approximately $43.4 million held under management agreements to meet minimum working capital requirements.

We paid common distributions of $0.25 per unit for the first quarter of 2007 and are increasing the common distribution to $0.30 per unit effective the second quarter. FelCor’s board of directors will determine the amount of future common and preferred distributions for each quarter, based upon the actual operating results for that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

We have committed to spend approximately $430 million over a three year period, commencing in late 2006, to renovate our core hotels. In 2006, we completed approximately $43 million of our capital program, and in 2007, through March 31, we completed approximately $79 million more. Starting in December 2005, and through the first quarter of 2007, we sold 37 non-strategic hotels (one of which was unconsolidated) from which we generated gross proceeds of $593.8 million. We expect the sale of the remaining eight non-strategic hotels to provide gross proceeds of approximately $126 million. We used a portion of proceeds from hotel sales to pay down debt by approximately $400 million in 2006 and are using these proceeds to fund our hotel renovations.

In 2005, we started construction on the 184-unit Royale Palms condominium development in Myrtle Beach, South Carolina. The project was approximately 98% presold. Through March 31, 2007, we closed on the sale of 31 units. We expect sales of these pre-sold units to be substantially completed in the second quarter of 2007 and expect to receive aggregate net proceeds after construction loan repayment of at least $21 million at the completion of the project.

We currently expect that our cash flow provided by operating activities for 2007 will be approximately $179 to $183 million. During the three months ended March 31, 2007, we experienced significant displacement from hotel renovation that reduced revenues and Hotel EBITDA margins. We expect that the effect of ongoing renovation displacement for the remainder of 2007 will be significant. This cash flow forecast assumes that RevPAR increases by approximately 6% to 7% and Hotel EBITDA margin increases by approximately 35 basis points. Our current operating plan for 2007 contemplates that we will make aggregate common distribution payments of $54 million, preferred distribution payments of $39 million and $13 million in normal recurring principal payments, leaving surplus cash flow (before capital expenditures, additional debt reduction or sale of hotels) of approximately $73 to $77 million. In 2007, we plan to spend approximately $225 million for capital expenditures, which will be funded with proceeds from the sale of non-strategic hotels and cash.

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

Debt

Line of Credit

At March 31, 2007, we had no borrowings outstanding under our $125 million line of credit. The interest rate on our line of credit was LIBOR plus 1.75% at March 31, 2007.

Construction Loan

In 2005, we started construction on the 184 unit Royale Palms condominium development in Myrtle Beach, South Carolina. This project was more than 98% pre-sold. At March 31, 2007, we had substantially completed construction and closed on the sale of 31 units, the proceeds of those sales were used to repay a portion of the construction loan. We expect to sell substantially all the remaining pre-sold units in the second quarter of 2007. At March 31, 2007, there was $56 million outstanding on the $70 million construction loan facility. This loan was repaid in full May 1, 2007.

Mortgage Debt

At March 31, 2007, we had aggregate mortgage indebtedness of approximately $786.8 million that was secured by 43 of our consolidated hotels with an aggregate book value of approximately $1.0 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Our mortgage debt contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

Senior Notes

If we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. We currently anticipate that we will meet our financial covenant and incurrence tests, based on current RevPAR expectations.

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

Disclosure Regarding Forward-Looking Statements

This report and the documents incorporated by reference in this report include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:

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

Certain of these risks and uncertainties are described in greater detail under “Risk Factors” in our Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007, approximately 60% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents scheduled maturities and weighted average interest rates, by maturity dates. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates.

Expected Maturity Date

at March 31, 2007

(dollars in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Liabilities
Fixed rate:
Debt	$9,575	$13,733	$142,240	$274,497	$303,030	$78,207	$821,282	$875,267
Average interest rate	7.98%	7.99%	7.26%	8.70%	8.49%	6.54%	8.15%
Floating rate:
Debt	56,004	265,500	-	-	215,000	-	536,504	536,504
Average interest rate	7.16%	5.71%	-	-	6.92%	-	6.34%
Total debt	$65,579	$279,233	$142,240	$274,497	$518,030	$78,207	$1,357,786
Average interest rate	7.28%	5.82%	7.26%	8.70%	7.84%	6.54%	7.43%
Net discount							(1,026)
Total debt							$1,356,760

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

PART II. -- OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELCOR LODGING LIMITED PARTNERSHIP a Delaware Limited Partnership

		By:	FelCor Lodging Trust Incorporated Its General Partner

/s/Lester C. Johnson
		By:	Lester C. Johnson Senior Vice President and Chief Accounting Officer

Date:	May 9, 2007