Form 10-Q
period 2007-06-30
FelCor Lodging LP
filed 2007-08-09
CIK 1048789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

FELCOR LODGING LIMITED PARTNERSHIP

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Investment in hotels, net of accumulated depreciation of $654,557 at June 30, 2007 and $612,286 at December 31, 2006	$2,139,372	$2,044,285
Investment in unconsolidated entities	119,974	111,716
Hotels held for sale	-	133,801
Cash and cash equivalents	188,626	124,179
Restricted cash	14,870	22,753
Accounts receivable, net of allowance for doubtful accounts of $953 at June 30, 2007 and $962 at December 31, 2006	43,488	33,395
Deferred expenses, net of accumulated amortization of $10,002 at June 30, 2007 and $8,841 at December 31, 2006	8,392	9,480
Condominium development project	2,677	70,661
Other assets	38,835	32,979
Total assets	$2,556,234	$2,583,249

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $963 at June 30, 2007 and $1,089 at December 31, 2006	$1,297,699	$1,369,153
Distributions payable	27,287	24,078
Accrued expenses and other liabilities	137,775	139,277

Total liabilities	1,462,761	1,532,508

Commitments and contingencies

Redeemable units at redemption value, 1,354 and 1,355 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	35,245	29,593
Minority interest in other partnerships	24,844	28,172

Partners’ capital:
Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at June 30, 2007 and December 31, 2006	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at June 30, 2007 and December 31, 2006	169,412	169,412
Common units, 62,471 and 62,052 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	531,592	498,363
Accumulated other comprehensive income	23,018	15,839

Total partners’ capital	1,033,384	992,976

Total liabilities, redeemable units and partners’ capital	$2,556,234	$2,583,249

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2007 and 2006

(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Hotel operating revenue	$265,529	$259,237	$514,068	$510,618
Other revenue	322	27	452	56
Total revenues	265,851	259,264	514,520	510,674

Expenses:
Hotel departmental expenses	85,548	83,113	163,813	162,132
Other property related costs	68,584	66,846	137,142	135,704
Management and franchise fees	13,943	14,214	27,066	27,437
Taxes, insurance and lease expense	31,422	28,868	60,651	55,400
Abandoned projects	-	-	22	-
Corporate expenses	5,255	5,562	12,041	11,366
Depreciation	27,155	23,742	52,205	46,179
Total operating expenses	231,907	222,345	452,940	438,218

Operating income	33,944	36,919	61,580	72,456
Interest expense, net	(23,207)	(28,308)	(46,079)	(58,816)
Charge-off of deferred financing costs	-	(295)	-	(962)
Early extinguishment of debt	-	(438)	-	(438)
Income before equity in income from unconsolidated entities, minority interests and gain on sale of condominiums	10,737	7,878	15,501	12,240
Equity in income from unconsolidated entities	3,710	3,812	16,480	5,760
Minority interests	506	883	787	1,372
Gain on sale of condominiums	14,858	-	18,139	-
Income from continuing operations	29,811	12,573	50,907	19,372
Discontinued operations, net of minority interests	26,350	(2,412)	34,840	649
Net income	56,161	10,161	85,747	20,021
Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Net income applicable to common unitholders	$46,483	$483	$66,391	$665
Basic per common unit data:
Income from continuing operations	$0.32	$0.05	$0.50	$-
Net income	$0.74	$0.01	$1.06	$0.01
Basic weighted average common units outstanding	62,941	62,457	62,866	62,447
Diluted per common unit data:
Income from continuing operations	$0.32	$0.05	$0.50	$-
Net income	$0.73	$0.01	$1.05	$0.01
Diluted weighted average common units outstanding	63,387	62,728	63,254	62,707
Cash distributions declared on common units	$0.30	$0.20	$0.55	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2007 and 2006

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$56,161	$10,161	$85,747	$20,021
Unrealized holding gains from interest rate swaps	-	75	-	435
Foreign currency translation adjustment	6,846	2,085	7,179	1,433
Comprehensive income	$63,007	$12,321	$92,926	$21,889

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June, 2007 and 2006

(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$85,747	$20,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,219	55,452
Loss (gain) on sale of assets	(46,627)	2,862
Amortization of deferred financing fees	1,216	1,628
Accretion of debt discount	126	591
Amortization of unearned compensation	2,614	1,897
Equity in income from unconsolidated entities	(16,480)	(5,760)
Distributions of income from unconsolidated entities	660	2,866
Impairment loss	-	9,268
Charge-off of deferred financing costs	119	962
Loss on early extinguishment of debt	782	438
Minority interests	294	(1,715)
Changes in assets and liabilities:
Accounts receivable	(8,934)	(1,540)
Restricted cash – operating	189	(3,975)
Other assets	(5,845)	424
Accrued expenses and other liabilities	(3,560)	9,406
Net cash flow provided by operating activities	62,520	92,825

Cash flows from investing activities:
Improvements and additions to hotels	(137,129)	(69,900)
Additions to condominium project	(8,046)	(26,908)
Proceeds from sale of hotels	165,107	80,588
Proceeds from sale of condominiums	19,000	-
Proceeds received from property damage insurance	1,812	5,973
Decrease (increase) in restricted cash – investing	7,152	(1,897)
Distributions of capital from unconsolidated entities	8,812	4,243
Net cash flow provided by (used in) investing activities	56,708	(7,901)

Cash flows from financing activities:
Proceeds from borrowings	7,142	98,764
Repayment of borrowings	(13,765)	(185,167)
Payment of deferred financing fees	(248)	(990)
Decrease in restricted cash – financing	-	2,825
Exercise of FelCor stock options	5,960	625
Contributions from minority interest holders	1,407	1,417
Distributions paid to other partnerships’ minority interests	(5,030)	(800)
Distributions paid to preferred unitholders	(19,356)	(19,356)
Distributions paid to common unitholders	(31,805)	(9,517)
Net cash flow used in financing activities	(55,695)	(112,199)

Effect of exchange rate changes on cash	914	201
Net change in cash and cash equivalents	64,447	(27,074)
Cash and cash equivalents at beginning of periods	124,179	94,564
Cash and cash equivalents at end of periods	$188,626	$67,490

Supplemental cash flow information —
Interest paid	$52,068	$61,453

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

At June 30, 2007, FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 88 hotels and was the nation’s largest owner of Embassy Suites Hotels® and Doubletree Guest Suites®. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, a Real Estate Investment Trust, or REIT. At June 30, 2007, FelCor owned approximately 98% interest in our operations.

At June 30, 2007, we held 100% ownership interests (whether by fee, leasehold or otherwise) in 64 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in unconsolidated entities that owned 18 hotels. We held majority ownership interests in the operating lessees of 83 of these hotels; consequently, we include their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining five hotels are unconsolidated.

At June 30, 2007, we had an aggregate of 63,824,849 redeemable and common units outstanding.

The following table reflects the distribution, by brand, of our 83 consolidated hotels included in continuing operations at June 30, 2007:

Brand	Hotels	Rooms
Embassy Suites Hotels	47	12,127
Holiday Inn®	17	6,305
Starwood (Sheraton® and Westin®)	9	3,217
Doubletree®	7	1,471
Hilton®	2	559
Other	1	403
Total hotels	83

Our hotels are located in major metropolitan and resort areas in the United States (23 states) and Canada (two hotels), with concentrations in California (14 hotels), Florida (13 hotels) and Texas (11 hotels). Approximately 50% of our hotel room revenues in continuing operations were generated from hotels in these states during the six months ended June 30, 2007.

At June 30, 2007, of our 83 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 18, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, managed nine, and (iv) other independent management companies managed two.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

The information in our consolidated financial statements for the three and six months ended June 30, 2007 and 2006 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2007 and 2006, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint venture entities that owned 18 hotels at June 30, 2007, and 19 hotels at December 31, 2006. We also owned a 50% interest in joint venture entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services and lease four hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	June 30, 2007	December 31, 2006
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$264,912	$260,628
Total assets	$307,524	$297,712
Debt	$193,616	$197,462
Total liabilities	$202,394	$203,659
Equity	$105,130	$94,053

Debt of our unconsolidated entities at June 30, 2007 and December 31, 2006, consisted entirely of non-recourse mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$22,653	$23,395	$40,848	$41,509
Net income	$8,354	$8,462	$28,106	$13,196

Net income attributable to FelCor LP	$4,177	$4,231	$14,053	$6,598
Additional gain on sale related to basis difference	-	-	3,336	-
Depreciation of cost in excess of book value	(467)	(419)	(909)	(838)
Equity in income from unconsolidated entities	$3,710	$3,812	$16,480	$5,760

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	June 30, 2007	December 31, 2006
Hotel investments	$54,762	$48,641
Cost in excess of book value of hotel investments	63,681	61,253
Land and condominium investments	3,449	3,513
Hotel lessee investments	(1,918)	(1,691)
	$119,974	$111,716

The following table summarizes the components of our equity in income from unconsolidated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Hotel investments	$3,833	$3,956	$16,714	$6,029
Hotel lessee investments	(123)	(144)	(234)	(269)
	$3,710	$3,812	$16,480	$5,760

In the first quarter of 2007, a 50% owned joint venture entity sold its Embassy Suites Hotel in Covina, California. The sale of this hotel resulted in a gain of $15.6 million for this venture.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Debt

Debt at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	June 30,	December 31,
	Hotels	June 30, 2007	Date	2007	2006
Line of credit(a)	none	L + 1.75	January 2009	$-	$-
Senior term notes	none	8.50	June 2011	299,037	298,911
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Total line of credit and senior debt(b)		7.98		514,037	513,911

Mortgage debt(c)	12 hotels	L + 0.93	November 2008	250,000	250,000
Mortgage debt	7 hotels	6.57	June 2009-2014	90,010	97,553
Mortgage debt	7 hotels	7.32	March 2009	122,576	124,263
Mortgage debt	8 hotels	8.70	May 2010	167,727	169,438
Mortgage debt	6 hotels	8.73	May 2010	121,106	122,578
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,687	12,861
Other	1 hotel	9.17	August 2011	4,056	4,452
Construction loan(d)	-	-	-	-	58,597
Total mortgage debt(b)	43 hotels	7.41		783,662	855,242
Total		7.64%		$1,297,699	$1,369,153

(a)

We have a borrowing capacity of $125 million on our line of credit. The interest on this line can range from L + 175 to L + 225 basis points, based on our leverage ratio as defined in our line of credit agreement.

(b)	Interest rates are calculated based on the weighted average debt outstanding at June 30, 2007.
(c)	This debt has three one-year extension options.
(d)	In the second quarter of 2007, we repaid in full a recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina.

We reported interest expense of $23.2 million and $28.3 million for the three months ended June 30, 2007 and 2006, respectively, which is net of: (i) interest income of $1.4 million and $0.8 million, respectively, and (ii) capitalized interest of $1.2 million and $0.7 million, respectively. We reported interest expense of $46.1 million and $58.8 million for the six months ended June 30, 2007 and 2006, respectively, which is net of: (i) interest income of $2.7 million and $1.6 million, respectively, and (ii) capitalized interest of $2.8 million and $1.2 million, respectively.

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Related Costs

The following table summarizes the components of hotel operating revenue from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Room revenue	$216,813	$210,980	$421,135	$418,966
Food and beverage revenue	35,212	34,689	66,985	65,103
Other operating departments	13,504	13,568	25,948	26,549
Total hotel operating revenue	$265,529	$259,237	$514,068	$510,618

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

For the first six months of both 2007 and 2006, more than 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense.

The following table summarizes the components of hotel departmental expenses from continuing operations (in thousands):

	Three Months Ended June 30,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Room	$53,058	20.0	$51,562	19.9
Food and beverage	26,655	10.0	25,541	9.9
Other operating departments	5,835	2.2	6,010	2.3
Total hotel departmental expenses	$85,548	32.2	$83,113	32.1

	Six Months Ended June 30,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Room	$101,841	19.8	$100,977	19.9
Food and beverage	51,190	10.0	49,201	9.6
Other operating departments	10,782	2.1	11,954	2.3
Total hotel departmental expenses	$163,813	31.9	$162,132	31.8

The following table summarizes the components of other property related costs from continuing operations

(in thousands):

	Three Months Ended June 30,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,452	8.1	$21,397	8.3
Marketing	21,459	8.1	20,788	8.0
Repair and maintenance	13,908	5.2	13,243	5.1
Energy	11,765	4.4	11,418	4.4
Total other property related costs	$68,584	25.8	$66,846	25.8

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Related Costs – (continued)

	Six Months Ended June 30,
	2007		2006
	Dollars in Thousands	% of Total Hotel Operating Revenue	Dollars in Thousands	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$43,893	8.6	$43,690	8.6
Marketing	42,195	8.2	41,493	8.1
Repair and maintenance	27,461	5.3	26,440	5.2
Energy	23,593	4.6	24,081	4.7
Total other property operating costs	$137,142	26.7	$135,704	26.6

Hotel employee compensation and benefit expenses of $74.0 million and $73.4 million for the three months ended June 30, 2007 and 2006, respectively, and $145.4 million and $143.6 million for the six months ended June 30, 2007 and 2006, respectively, are included in hotel departmental expenses and other property related costs.

5.	Taxes, Insurance and Lease Expense

The following table summarizes the components of taxes, insurance and lease expense from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating lease expense(a)	$19,524	$18,549	$35,687	$33,933
Real estate and other taxes	8,618	8,364	17,220	17,376
Property insurance, general liability insurance and other	3,280	1,955	7,744	4,091
Total taxes, insurance and lease expense	$31,422	$28,868	$60,651	$55,400

(a)

Operating lease expense includes hotel lease expense of $17.3 million and $16.4 million associated with 13 hotels leased by us from unconsolidated subsidiaries and $2.3 million and $2.1 million of ground lease expense for the three months ended June 30, 2007 and 2006, respectively, and hotel lease expense of $31.5 million and $30.0 million and $4.2 million and $3.9 million of ground lease expense for the six months ended June 30, 2007 and 2006, respectively. Included in operating lease expense is percentage rent based on operating results of $11.2 million and $10.3 million, respectively, for the three months ended June 30, 2007 and 2006, and $19.0 million and $17.4 million, respectively, for the six months ended June 30, 2007 and 2006.

6.	Condominium Project

Development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina was substantially completed in the first quarter of 2007. During the three months ended June 30, 2007, we recognized gains under the completed contract method, net of income tax, of $14.9 million from the sale of 146 units, and for the six months we recognized gains of $18.1 million from the sale of 177 units. We expect that the remaining seven condominium units will be sold on a selective basis to maximize the selling price. The sale of the 177 units resulted in net proceeds of $86.5 million, of which $67.0 million was paid directly to the construction lender as payment in full of the outstanding balance of our construction loan and $0.5 million was receivable at June 30, 2007. This has been treated as a non-cash transaction for cash flow purposes.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Discontinued Operations

The results of operations of 11 hotels sold in 2007 through June 30, and 31 hotels sold in 2006 are included in discontinued operations. The following table summarizes the condensed financial information for the hotels included in discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenue	$10,949	$58,088	$26,447	$122,089
Operating expenses(a)	(6,215)	(59,032)	(18,094)	(118,278)
Operating income	4,734	(944)	8,353	3,811
Direct interest costs, net	6	(317)	(19)	(643)
Gain (loss) on sale of hotels	22,457	(1,785)	28,488	(2,862)
Charge-off of deferred debt costs	-	-	(119)	-
Loss on early extinguishment of debt	-	-	(782)	-
Minority interests	(847)	634	(1,081)	343
Income (loss) from discontinued operations	$26,350	$(2,412)	$34,840	$649

(a)	Includes $9.3 million of impairment losses for the three and six months ended June 30, 2006.

During the six months ended June 30, 2007, we sold ten consolidated hotels for aggregate gross proceeds of $169.0 million and one unconsolidated hotel for gross proceeds of $22.0 million. The operations of the unconsolidated hotel are consolidated because of our majority ownership of the lessee.

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS 144 for purposes of determining impairment charges and reporting discontinued operations.

In the second quarter of 2006, we designated seven hotels as non-strategic and tested these hotels under the provisions of SFAS 144. The hotels, which were held for investment at the time of the impairment charge, were tested for impairment using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotels. Of the hotels tested, one hotel failed the test under SFAS 144, which resulted in an impairment charge of $9.3 million to write down the hotel asset to our then-current estimate of its fair market value.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per unit (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$29,811	$12,573	$50,907	$19,372
Less: Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Income from continuing operations applicable to common unitholders	20,133	2,895	31,551	16
Discontinued operations	26,350	(2,412)	34,840	649
Net income applicable to common unitholders	$46,483	$483	$66,391	665

Denominator:
Denominator for basic earnings per unit	62,941	62,457	62,866	62,447
Denominator for diluted earnings per unit	63,387	62,728	63,254	62,707

Earnings per unit data:
Basic:
Income from continuing operations	$0.32	$0.05	$0.50	$-
Discontinued operations	$0.42	$(0.04)	$0.56	$0.01
Net income	$0.74	$0.01	$1.06	$0.01

Diluted:
Income from continuing operations	$0.32	$0.05	$0.50	$-
Discontinued operations	$0.41	$(0.04)	$0.55	$0.01
Net income	$0.73	$0.01	$1.05	$0.01

The following securities, which could potentially dilute basic earnings per unit in the future, were not included in the computation of diluted earnings per unit, because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Series A convertible preferred units	9,985	9,985	9,985	9,985

Series A preferred distributions that would be excluded from net income applicable to common unitholders, if these Series A preferred units were dilutive, were $6.3 million for both the three months ended June 30, 2007 and 2006, and $12.6 million for the six months ended June 30, 2007 and 2006.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement 5, Accounting for Contingencies. We recorded no cumulative effect as a result of our adoption of FIN 48 on January 1, 2007.

10.	Application of New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards Number 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards Number 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective on January 1, 2008, and if adopted the provisions of this statement are required to be applied prospectively. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

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

CONSOLIDATING BALANCE SHEET

June 30, 2007

(in thousands)

ASSETS
	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$117,150	$968,492	$1,053,730	$-	$2,139,372
Equity investment in consolidated entities	1,291,289	-	-	(1,291,289)	-
Investment in unconsolidated entities	90,247	28,048	1,679	-	119,974
Cash and cash equivalents	128,200	52,476	7,950	-	188,626
Restricted cash	326	3,265	11,279	-	14,870
Accounts receivable	3,602	39,385	501	-	43,488
Deferred assets	3,390	489	4,513	-	8,392
Condominium development project	-	-	2,677	-	2,677
Other assets	17,875	17,290	3,670	-	38,835

Total assets	$1,652,079	$1,109,445	$1,085,999	$(1,291,289)	$2,556,234

LIABILITES AND PARTNERS’CAPITAL
Debt	$529,537	$126,632	$641,530	$-	$1,297,699
Distributions payable	27,287	-	-	-	27,287
Accrued expenses and other liabilities	26,626	99,289	11,860	-	137,775

Total liabilities	583,450	225,921	653,390	-	1,462,761

Redeemable units, at redemption value	35,245	-	-	-	35,245
Minority interest – other partnerships	-	163	24,681	-	24,844

Preferred units	478,774	-	-	-	478,774
Common units	554,610	860,343	407,928	(1,291,289)	531,592
Accumulated other comprehensive income	-	23,018	-	-	23,018
Total partners’ capital	1,033,384	883,361	407,928	(1,291,289)	1,033,384

Total liabilities, redeemable units and partners' capital	$1,652,079	$1,109,445	$1,085,999	$(1,291,289)	$2,556,234

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands)

ASSETS
	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$114,833	$923,778	$1,005,674	$-	$2,044,285
Equity investment in consolidated entities	1,320,816	-	-	(1,320,816)	-
Investment in unconsolidated entities	81,160	28,841	1,715	-	111,716
Hotels held for sale	-	88,926	44,875	-	133,801
Cash and cash equivalents	69,728	46,966	7,485	-	124,179
Restricted cash	453	3,248	19,052	-	22,753
Accounts receivable	239	33,154	2	-	33,395
Deferred assets	4,236	639	4,605	-	9,480
Condominium development project	-	-	70,661	-	70,661
Other assets	15,421	16,398	1,160	-	32,979

Total assets	$1,606,886	$1,141,950	$1,155,229	$(1,320,816)	$2,583,249

LIABILITES AND PARTNERS’CAPITAL
Debt	$529,411	$128,715	$711,027	$-	$1,369,153
Distributions payable	24,078	-	-	-	24,078
Accrued expenses and other liabilities	30,828	98,345	10,104	-	139,277

Total liabilities	584,317	227,060	721,131	-	1,532,508

Redeemable units, at redemption value	29,593	-	-	-	29,593
Minority interest – other partnerships	-	(115)	28,287	-	28,172

Preferred units	478,774	-	-	-	478,774
Common units	514,202	899,166	405,811	(1,320,816)	498,363
Accumulated other comprehensive income	-	15,839	-	-	15,839
Total partners’ capital	992,976	915,005	405,811	(1,320,816)	992,976

Total liabilities, redeemable units and partners' capital	$1,606,886	$1,141,950	$1,155,229	$(1,320,816)	$2,583,249

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information -- (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2007

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$265,529	$-	$-	$265,529
Percentage lease revenue	7,173	-	38,786	(45,959)	-
Other revenue	1	-	321	-	322
Total revenue	7,174	265,529	39,107	(45,959)	265,851

Expenses:
Hotel operating expense	-	168,075	-	-	168,075
Taxes, insurance and lease expense	1,273	70,364	5,744	(45,959)	31,422
Corporate expenses	296	3,278	1,681	-	5,255
Depreciation	2,088	13,221	11,846	-	27,155
Total operating expenses	3,657	254,938	19,271	(45,959)	231,907
Operating income	3,517	10,591	19,836	-	33,944
Interest expense, net	(6,456)	(1,830)	(14,921)	-	(23,207)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(2,939)	8,761	4,915	-	10,737
Equity in income from consolidated entities	55,296	-	-	(55,296)	-
Equity in income from unconsolidated entities	3,617	110	(17)	-	3,710
Minority interests in other partnerships	-	534	(28)	-	506
Gain on condominiums	-	-	14,858	-	14,858
Income from continuing operations	55,974	9,405	19,728	(55,296)	29,811
Discontinued operations from consolidated entities	187	25,038	1,125	-	26,350
Net income	56,161	34,443	20,853	(55,296)	56,161
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income applicable to unitholders	$46,483	$34,443	$20,853	$(55,296)	$46,483

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information -- (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2006

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$259,237	$-	$-	$259,237
Percentage lease revenue	6,567	-	37,589	(44,156)	-
Other revenue	1	-	26	-	27
Total revenue	6,568	259,237	37,615	(44,156)	259,264

Expenses:
Hotel operating expense	-	164,173	-	-	164,173
Taxes, insurance and lease expense	1,745	66,535	4,744	(44,156)	28,868
Corporate expenses	257	3,774	1,531	-	5,562
Depreciation	2,048	11,439	10,255	-	23,742
Total operating expenses	4,050	245,921	16,530	(44,156)	222,345
Operating income (loss)	2,518	13,316	21,085	-	36,919
Interest expense, net	(15,146)	(2,692)	(10,470)	-	(28,308)
Charge-off of deferred financing costs	-	(212)	(83)	-	(295)
Early extinguishment of debt	-	-	(438)	-	(438)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(12,628)	10,412	10,094	-	7,878
Equity in income from consolidated entities	19,097	-	-	(19,097)	-
Equity in income from unconsolidated entities	3,365	459	(12)	-	3,812
Minority interests in other partnerships	-	379	504	-	883
Income from continuing operations	9,834	11,250	10,586	(19,097)	12,573
Discontinued operations from consolidated entities	327	3,676	(6,415)	-	(2,412)
Net income	10,161	14,926	4,171	(19,097)	10,161
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income applicable to unitholders	$483	$14,926	$4,171	$(19,097)	$483

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information -- (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2007

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$514,068	$-	$-	$514,068
Percentage lease revenue	12,750	-	80,785	(93,535)	-
Other revenue	116	-	336	-	452
Total revenue	12,866	514,068	81,121	(93,535)	514,520

Expenses:
Hotel operating expense	-	328,021	-	-	328,021
Taxes, insurance and lease expense	2,258	140,821	11,107	(93,535)	60,651
Abandoned projects	-	22	-	-	22
Corporate expenses	622	7,270	4,149	-	12,041
Depreciation	4,172	25,299	22,734	-	52,205
Total operating expenses	7,052	501,433	37,990	(93,535)	452,940
Operating income	5,814	12,635	43,131	-	61,580
Interest expense, net	(12,468)	(3,668)	(29,943)	-	(46,079)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(6,654)	8,967	13,188	-	15,501
Equity in income from consolidated entities	75,035	-	-	(75,035)	-
Equity in income from unconsolidated entities	17,059	(543)	(36)	-	16,480
Minority interests in other partnerships	-	1,125	(338)	-	787
Gain on condominiums	-	-	18,139	-	18,139
Income from continuing operations	85,440	9,549	30,953	(75,035)	50,907
Discontinued operations from consolidated entities	307	32,323	2,210	-	34,840
Net income	85,747	41,872	33,163	(75,035)	85,747
Preferred distributions	(19,356)	-	-	-	(19,356)
Net income applicable to unitholders	$66,391	$41,872	$33,163	$(75,035)	$66,391

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information -- (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2006

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$510,618	$-	$-	$510,618
Percentage lease revenue	11,861	-	78,401	(90,262)	-
Other revenue	30	-	26	-	56
Total revenue	11,891	510,618	78,427	(90,262)	510,674

Expenses:
Hotel operating expense	-	325,273	-	-	325,273
Taxes, insurance and lease expense	2,368	133,964	9,330	(90,262)	55,400
Corporate expenses	494	7,496	3,376	-	11,366
Depreciation	3,833	22,619	19,727	-	46,179
Total operating expenses	6,695	489,352	32,433	(90,262)	438,218
Operating income (loss)	5,196	21,266	45,994	-	72,456
Interest expense, net	(30,712)	(6,449)	(21,655)	-	(58,816)
Charge-off of deferred financing costs	-	(879)	(83)	-	(962)
Early extinguishment of debt	-	-	(438)	-	(438)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(25,516)	13,938	23,818	-	12,240
Equity in income from consolidated entities	39,270	-	-	(39,270)	-
Equity in income from unconsolidated entities	5,675	111	(26)	-	5,760
Minority interests in other partnerships	-	1,150	222	-	1,372
Income from continuing operations	19,429	15,199	24,014	(39,270)	19,372
Discontinued operations from consolidated entities	592	4,623	(4,566)	-	649
Net income	20,021	19,822	19,448	(39,270)	20,021
Preferred distributions	(19,356)	-	-	-	(19,356)
Net income applicable to unitholders	$665	$19,822	$19,448	$(39,270)	$665

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Consolidating Financial Information -- (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$1,264	$30,044	$31,212	$62,520
Cash flows from (used in) investing activities	(5,586)	67,609	(5,315)	56,708
Cash flows from (used in) financing activities	62,794	(93,057)	(25,432)	(55,695)
Effect of exchange rates changes on cash	-	914	-	914
Change in cash and cash equivalents	58,472	5,510	465	64,447
Cash and cash equivalents at beginning of period	69,728	46,966	7,485	124,179
Cash and equivalents at end of period	$128,200	$52,476	$7,950	$188,626

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(15,549)	$55,373	$53,001	$92,825
Cash flows from (used in) investing activities	(1,418)	52,550	(59,033)	(7,901)
Cash flows from (used in) financing activities	(16,900)	(97,423)	2,124	(112,199)
Effect of exchange rates changes on cash	-	201	-	201
Change in cash and cash equivalents	(33,867)	10,701	(3,908)	(27,074)
Cash and cash equivalents at beginning of period	48,393	36,189	9,982	94,564
Cash and equivalents at end of period	$14,526	$46,890	$6,074	$67,490

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In late 2006, we started on a three year, $430 million renovation program on our 83 hotels, designed to improve the quality, returns on investment and competitive position of our hotel portfolio. Through August 1, 2007, we completed renovations at 42 of these hotels and expect to complete renovations at 70 hotels by the end of 2007.

Our renovation program has produced better than anticipated second quarter results at the 25 hotels where renovations were completed by the end of the first quarter 2007. These hotels had revenue per available room, or RevPAR, growth of 14.1% for the second quarter of 2007 compared to the same period in the prior year. The RevPAR growth at these hotels was made up of increases in average daily rate, or ADR, of 6.9% and increases in occupancy of 6.7%. The operating results for these 25 hotels was greater than we had expected for the quarter demonstrating that they are exceeding our projected returns on investment for the guest impact portion of our capital expenditures. These hotels also increased their market share by an average of 10.3% in the quarter, with increases in both occupancy and ADR. Our second quarter 2007 RevPAR growth was strong at our 47 hotels not affected by renovation displacement or located in New Orleans. However, our operating results were adversely affected by our major renovation projects, renovation delays at five hotels and the overall weakness of the New Orleans market following the devastation of Hurricane Katrina in 2005.

During the second quarter of 2007, our RevPAR increased 2.6% for our consolidated hotels in continuing operations, largely from a 5.8% increase in ADR. However, our occupancy decreased in the same period by 3.0%, compared to the same period last year. For the six months ended June 30, 2007, our consolidated RevPAR from continuing operations increased by 1.8%, driven by a 6.8% increase in ADR and offset by a 4.6% decrease in occupancy.

Through the end of the second quarter, we recognized a gain of $18.1 million from the sale of 177 condominium units at our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina. We expect that the remaining seven units will be sold on a selective basis to maximize their selling price. We currently expect to recognize an additional gain of approximately $1 million upon the sale of the remaining units.

During the six months ended June 30, 2007, we sold 11 hotels for gross proceeds of $191 million. These were the remaining hotels to be sold pursuant to our disposition program announced in early 2006. During the course of that disposition program, we sold 45 hotels for aggregate gross proceeds of $720 million. We continue to review and evaluate our hotel portfolio and may identify additional hotels to sell based upon various factors.

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change 2007-2006	2007	2006	% Change 2007-2006
RevPAR	$98.94	$96.40	2.6	$96.62	$94.87	1.8
Hotel EBITDA(1)	$81,403	$81,033	0.5	$153,322	$156,799	(2.2)
Hotel EBITDA margin(1)	30.7%	31.3%	(1.9)	29.8%	30.7%	(2.9)
Income from continuing operations	$29,811	$12,573	137.1	50,907	19,372	162.8
Funds From Operations (“FFO”)(1) (2)	$54,687	$32,974	65.8	85,295	64,307	32.6
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)(1)(3)	$113,487	$72,858	55.8	$198,086	$147,006	34.7

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

(2)

In accordance with the guidance provided by the United States Securities and Exchange Commission, or SEC, with respect to non-GAAP financial measures, FFO has not been adjusted for the following items included in net income applicable to common unitholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Impairment loss, net of minority interests	$-	$(8,341)	$-	$(8,341)
Charges related to debt extinguishment, net of minority interests	-	(803)	(811)	(1,470)
Abandoned projects	-	-	(22)	-

(3)	Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gain (loss) on sale of hotels, net of income tax and minority interests	$21,799	$(1,785)	$27,830	$(2,862)
Gain on sale of unconsolidated entities	-	-	11,182	-
Impairment loss, net of minority interests	-	(8,341)	-	(8,341)
Charges related to debt extinguishment, net of minority interests	-	(803)	(811)	(1,470)
Abandoned projects	-	-	(22)	-

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

For the three months ended June 30, 2007, we recorded net income applicable to common unitholders of $46.5 million, or $0.73 per dilutive unit, compared to $0.5 million for the same period in 2006. We had income from continuing operations of $29.8 million in the second quarter of 2007, compared to $12.6 million for the same period in 2006. During the second quarter of 2007, we recorded in income from continuing operations a $14.9 million net gain from the sale of 146 condominium units in Myrtle Beach, South Carolina. We also recorded $26.4 million of income from discontinued operations, of which $22.5 million related to the net gains on the sale of eight hotels.

In the second quarter of 2007, total revenue from continuing operations increased $6.6 million, or 2.5%, compared to the same period in 2006. The increase in revenue is principally attributed to a 2.6% increase in RevPAR compared to 2006. The increase in RevPAR resulted from a 5.8% increase in ADR, net of a 3.0% decrease in occupancy. We experienced stronger than expected ADR growth at hotels where we completed renovations in 2006 and first quarter 2007 and we continued to see strong overall ADR growth except for those hotels affected by ongoing renovation and the New Orleans market. The decrease in occupancy for the quarter is generally attributed to an overall change in customer mix by taking less of the lower ADR business resulting in fewer rooms sold at higher rates as well as displacement from renovation. The demand for rooms in New Orleans also continues to be weak because the convention business has not returned following Hurricane Katrina.

In the second quarter of 2007, total operating expenses increased by $9.6 million and increased as a percentage of total revenue from 85.8% to 87.2%, compared to the same period in 2006. Most of the increase as a percentage of total revenue is attributed to depreciation expense and taxes, insurance, and lease expense, offset by a slight decrease as a percentage of total revenue in management and franchise fees.

In the second quarter of 2007, hotel departmental expenses (which consist of rooms expense, food and beverage expense, and other operating departments) increased $2.4 million and other property related costs (which consist of general and administrative costs, marketing costs, repairs and maintenance, utilities expense, and other costs) increased $1.7 million, compared to the same period in 2006, but remained substantially unchanged as a percentage of total revenue.

In the second quarter of 2007, management and franchise fees decreased $0.3 million compared to the same period in 2006 and decreased as a percentage of total revenue from 5.5% to 5.2%, primarily from incentive management fees decreasing slightly as a percent of total revenues.

In the second quarter of 2007, taxes, insurance and lease expense increased $2.5 million compared to the same period in 2006 and increased as a percentage of total revenue from 11.1% to 11.8%. The increase as a percentage of total revenue relates primarily to percentage lease expense and property insurance. Percentage lease expense is computed as a percentage of hotel revenues in excess of a base rent. Therefore, as revenues increase, percentage rent expense increases at a faster rate. Property insurance reflects the nationwide trend of increases in rates for catastrophic coverage.

In the second quarter of 2007, depreciation expense increased by $3.4 million compared to the same period in 2006, increasing as a percent of total revenue from 9.2% to 10.2%. The increase in depreciation expense reflects substantial capital expenditures in 2006 and the first six months of 2007.

In the second quarter of 2007, net interest expense included in continuing operations for the second quarter decreased $5.1 million, or 18.0%, compared to the same period in 2006. This decrease was primarily attributable to the $140 million reduction in our average outstanding debt and a reduction in our average interest rate of approximately 35 basis points.

Discontinued operations includes the operating income, direct interest costs, and net gains on disposition related to 11 hotels sold in the first six months of 2007 and 31 hotels sold in 2006. In the second quarter of 2007, income from discontinued operations was $26.4 million, compared to the second quarter 2006 loss from discontinued operations of $2.4 million. This change is principally attributed to: (i) $22.5 million in net gains from hotel dispositions in the second quarter of 2007 compared to $1.8 million in net losses from hotel dispositions in the second quarter of 2006; (ii) a $9.3 million impairment loss in the second quarter of 2006; and (iii) a decrease in operating income, before impairment losses, from discontinued hotels sold since June 30, 2006, of $3.6 million.

Comparison of the Six Months Ended June 30, 2007 and 2006

For the six months ended June 30, 2007, we recorded net income applicable to common unitholders of $66.4 million, or $1.05 per dilutive unit, compared to $0.6 million for the same period in 2006. We had income from continuing operations of $50.9 million for the six months ended June 30, 2007, compared to $19.4 million for the same period in 2006. During the six months ended June 30, 2007, we recorded in income from continuing operations an $11.2 million gain, which is included in equity in income from unconsolidated entities, from the sale of a hotel by one of our unconsolidated entities, and an $18.1 million gain from the sale of 177 condominium units in Myrtle Beach, South Carolina. We also recorded $34.8 million of income from discontinued operations, of which $28.5 million related to net gains on the sale of 11 hotels.

In the six months ended June 30, 2007, total revenue from continuing operations increased $3.8 million, or 0.8%, compared to the same period in 2006. The increase in revenue is principally attributed to a 1.8% increase in RevPAR in the current year, partially offset by a $5.9 million of revenue recorded in 2006 for business interruption proceeds related to hurricane losses. The current year increase in RevPAR resulted from a 6.8% increase in ADR, net of a 4.6% decrease in occupancy. We experienced stronger than expected ADR growth at hotels where we completed renovations in 2006 and first quarter 2007 and we continued to see strong overall ADR growth except for those hotels affected by ongoing renovation and the New Orleans market. The decrease in occupancy for the quarter is generally attributed to an overall change in customer mix by taking less of the lower ADR business and targeting fewer rooms sold at a higher rate as well as displacement from renovation. The demand for rooms in New Orleans also continues to be weak because the convention business has not returned following Hurricane Katrina.

In the six months ended June 30, 2007, total operating expenses increased by $14.7 million and increased as a percentage of total revenue from 85.8% to 88.0%, compared to the same period in 2006. Most of the increase as a percentage of total revenue can be attributed to depreciation expense and taxes, insurance, and lease expense.

In the six months ended June 30, 2007, hotel departmental expenses (which consist of rooms expense, food and beverage expense, and other operating departments) and other property operating costs (which consist of general and administrative costs, marketing costs, repairs and maintenance, utilities expense, and other costs) increased $1.7 million and $1.4 million, respectively, compared to the same period in 2006, but remained substantially unchanged as a percentage of total revenue.

In the six months ended June 30, 2007, taxes, insurance and lease expense increased $5.3 million compared to the same period in 2006 and increased as a percentage of total revenue from 10.8% to 11.8%. The increase as a percentage of total revenue related primarily to percentage lease expense and property insurance. Percentage lease expense is computed as a percentage of hotel revenues in excess of a base rent. Therefore, as revenues increase, percentage rent expense increases at a faster rate. Property insurance reflects the nationwide trend of increases in rates for catastrophic coverage.

In the six months ended June 30, 2007, depreciation expense increased by $6.0 million compared to the same period in 2006, increasing as a percent of total revenue from 9.0% to 10.2%. The increase in depreciation expense reflects the substantial capital expenditures in 2006 and the first six months of 2007.

In the six months ended June 30, 2007, net interest expense included in continuing operations for the second quarter decreased $12.7 million, or 21.7%, compared to the same period in 2006. This decrease was primarily attributable to the $169 million reduction in our average outstanding debt and a reduction in our average interest rate of approximately 48 basis points.

Discontinued operations includes the operating income, direct interest costs, and net gains on disposition related to 11 hotels sold in the first six months of 2007 and 31 hotels sold in 2006. In the six months ended June 30, 2007, income from discontinued operations increased $34.2 million, compared to the same period in 2006. This change is principally attributed to: (i) $28.5 million in net gains from hotel dispositions in the six months ended June 30, 2007 compared to $2.9 million in net losses from hotel dispositions in the same period of 2006; (ii) a $9.3 million impairment loss in the six months ended June 30, 2006; and (iii) a decrease in operating income, before impairment losses, from discontinued hotels of $4.7 million as a result of the disposition of hotels subsequent to the June 30, 2006.

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

The following tables detail our computation of FFO and EBITDA (in thousands):

Reconciliation of Net Income to FFO

(in thousands, except per unit data)

	Three Months Ended June 30,
	2007			2006
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net income	$56,161			$10,161
Preferred distributions	(9,678)			(9,678)
Net income applicable to common unitholders	46,483	63,387	$0.73	483	62,728	$0.01
Depreciation, continuing operations	27,155	-	0.43	23,742	-	0.38
Depreciation, unconsolidated entities and discontinued operations	2,848	-	0.04	6,964	-	0.11
Loss (gain) on sale of hotels, net of income tax and minority interests	(21,799)	-	(0.34)	1,785	-	0.03
FFO	54,687			$32,974	62,728	$0.53
Preferred distributions on Series A Preferred Units	6,279	9,985	(0.03)
FFO per unit calculation assuming Series A Preferred Unit conversion	$60,966	73,372	$0.83

Reconciliation of Net Income to FFO

(in thousands, except per unit data)

	Six Months Ended June 30,
	2007			2006
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net income	$85,747			$20,021
Preferred distributions	(19,356)			(19,356)
Net income applicable to common unitholders	66,391	63,254	$1.05	665	62,707	$0.01
Depreciation, continuing operations	52,205	-	0.83	46,179	-	0.74
Depreciation, unconsolidated entities and discontinued operations	5,711	-	0.09	14,601	-	0.23
Loss (gain) on sale of hotels, net of income tax and minority interests	(27,830)	-	(0.45)	2,862	-	0.05
Gain on sale of hotels in unconsolidated entities	(11,182)	-	(0.18)	-	-	-
FFO	85,295			$64,307	62,707	$1.03
Preferred distributions on Series A Preferred Units	12,558	9,985	-
FFO for per unit calculation assuming Series A Preferred Unit conversion	$97,853	73,239	$1.34

Consistent with SEC guidance on non-GAAP financial measures, FFO has not been adjusted for the following amounts included in net income applicable to common unitholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Impairment loss, net of minority interests	$-	$(8,341)	$-	$(8,341)
Charges related to debt extinguishment, net of minority interest	-	(803)	(811)	(1,470)
Abandoned projects	-	-	(22)	-

Reconciliation of Net Income to EBITDA

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$56,161	$10,161	$85,747	$20,021
Depreciation, continuing operations	27,155	23,742	52,205	46,179
Depreciation, unconsolidated entities and discontinued operations	2,848	6,964	5,711	14,601
Interest expense	24,627	29,155	48,746	60,452
Interest expense, unconsolidated entities and discontinued operations	1,489	1,928	3,063	3,856
Amortization expense	1,207	908	2,614	1,897
EBITDA	$113,487	$72,858	$198,086	$147,006

Consistent with SEC guidance on non-GAAP financial measures, EBITDA has not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gain (loss) on sale of hotels, net of income tax and minority interests	$21,799	$(1,785)	$27,830	$(2,862)
Gain on sale of unconsolidated entities	-	-	11,182	-
Impairment loss, net of minority interests	-	(8,341)	-	(8,341)
Charges related to early extinguishment of debt, net of minority interests	-	(803)	(811)	(1,470)
Abandoned projects	-	-	(22)	-

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at June 30, 2007.

Hotel EBITDA and Hotel EBITDA Margin

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	$265,851	$259,264	$514,520	$510,674
Other revenue	(322)	(27)	(452)	(56)
Hotel operating revenue	265,529	259,237	514,068	510,618
Hotel operating expenses	(184,126)	(178,204)	(360,746)	(353,819)
Hotel EBITDA	$81,403	$81,033	$153,322	$156,799
Hotel EBITDA margin(1)	30.7%	31.3%	29.8%	30.7%

(1) Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expense to Hotel Operating Expense

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total operating expenses	$231,907	$222,345	$452,940	$438,218
Unconsolidated taxes, insurance and lease expense	1,896	1,567	3,599	3,149
Consolidated hotel lease expense	(17,267)	(16,404)	(31,525)	(30,003)
Corporate expenses	(5,255)	(5,562)	(12,041)	(11,366)
Abandoned projects	-	-	(22)	-
Depreciation	(27,155)	(23,742)	(52,205)	(46,179)
Hotel operating expenses	$184,126	$178,204	$360,746	$353,819

                The following tables reconcile net income to Hotel EBITDA and the ratio of operating income to total revenue to Hotel EBITDA margin.

Reconciliation of Net Income to Hotel EBITDA

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$56,161	$10,161	$85,747	$20,021
Discontinued operations	(26,350)	2,412	(34,840)	(649)
Equity in income from unconsolidated entities	(3,710)	(3,812)	(16,480)	(5,760)
Minority interests	(506)	(883)	(787)	(1,372)
Consolidated hotel lease expense	17,267	16,404	31,525	30,003
Unconsolidated taxes, insurance and lease expense	(1,896)	(1,567)	(3,599)	(3,149)
Interest expense, net	23,207	28,308	46,079	58,816
Charge-off of deferred financing costs	-	295	-	962
Early extinguishment of debt	-	438	-	438
Corporate expenses	5,255	5,562	12,041	11,366
Depreciation	27,155	23,742	52,205	46,179
Abandoned projects	-	-	22	-
Gain on sale of condominiums	(14,858)	-	(18,139)	-
Other revenue	(322)	(27)	(452)	(56)
Hotel EBITDA	$81,403	$81,033	$153,322	$156,799

Reconciliation of Ratio of Operating Income to Total Revenue to Hotel EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio of operating income to total revenue	12.8%	14.2%	12.0%	14.2%
Other revenue	(0.1)	-	(0.1)	-
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.5)	(0.7)	(0.6)
Consolidated hotel lease expense	6.5	6.3	6.1	5.9
Corporate expenses	2.0	2.1	2.3	2.2
Depreciation	10.2	9.2	10.2	9.0
Hotel EBITDA margin	30.7%	31.3%	29.8%	30.7%

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

Hotel Portfolio Composition

The following tables set forth, for 83 hotels included in our consolidated portfolio of continuing operations as of June 30, 2007, distribution by brand, by our top metropolitan markets, by selected states, by type of location, and by market segment.

Brand	Hotels	Rooms	% of Total Rooms	% of 2006 Hotel EBITDA
Embassy Suites	47	12,127	51	57
Holiday Inn	17	6,305	26	18
Starwood (Sheraton and Westin)	9	3,217	13	15
Doubletree	7	1,471	6	7
Hilton	2	559	2	2
Other	1	403	2	1

Top Markets
South Florida area	5	1,434	6	7
Atlanta	5	1,462	6	7
San Francisco Bay area	6	2,141	9	6
Los Angeles area	4	898	4	5
Orlando	5	1,690	7	5
Dallas	4	1,333	6	5
Phoenix	3	798	3	4
San Diego	1	600	2	4
Minneapolis	3	736	3	4
Northern New Jersey	3	756	3	3
Washington, D.C.	1	443	2	3
Philadelphia	2	729	3	3
Chicago	3	795	3	3
San Antonio	3	874	4	3
Boston	2	532	2	3

Location
Suburban	32	8,200	34	37
Urban	20	6,362	26	25
Airport	20	6,203	26	24
Resort	11	3,317	14	14

Segment
Upper-upscale	65	17,374	72	81
Full service	17	6,305	26	18
Upscale	1	403	2	1

Hotel Operating Statistics

The following tables set forth historical occupancy, ADR and RevPAR at June 30, 2007 and 2006, and the percentage changes therein between the periods presented, for our hotels included in our consolidated portfolio of continuing operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%Variance	2007	2006	%Variance
Embassy Suites	75.3	77.5	(2.8)	73.9	77.0	(4.0)
Holiday Inn	73.6	76.3	(3.6)	68.5	73.4	(6.7)
Starwood(a)	71.6	72.5	(1.2)	70.2	71.8	(2.2)
Doubletree	71.2	78.7	(9.4)	71.4	76.6	(6.7)
Other(b)	77.3	74.1	4.4	65.7	67.6	(2.8)

Total	74.2	76.5	(3.0)	71.5	75.0	(4.6)

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%Variance	2007	2006	%Variance
Embassy Suites	140.99	133.49	5.6	144.62	135.53	6.7
Holiday Inn	117.03	109.66	6.7	115.10	108.09	6.5
Starwood(a)	127.65	124.27	2.7	129.62	123.77	4.7
Doubletree	146.22	130.87	11.7	147.88	132.23	11.8
Other(b)	140.86	137.48	2.5	135.19	129.10	4.7

Total	133.35	126.09	5.8	135.10	126.56	6.8

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%Variance	2007	2006	%Variance
Embassy Suites	106.18	103.45	2.6	106.86	104.36	2.4
Holiday Inn	86.11	83.70	2.9	78.87	79.39	(0.7)
Starwood(a)	91.38	90.07	1.5	90.97	88.82	2.4
Doubletree	104.15	102.93	1.2	105.65	101.23	4.4
Other(b)	108.90	101.81	7.0	88.80	87.23	1.8

Total	98.94	96.40	2.6	96.62	94.87	1.8

(a)	Starwood-branded hotels include eight Sheraton hotels and one Westin hotel.
(b)	Other hotels include two Hilton hotels and one Crowne Plaza® hotel.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%Variance	2007	2006	%Variance
South Florida area	72.4	78.5	(7.8)	79.5	83.5	(4.7)
Atlanta	78.1	77.2	1.1	76.3	78.6	(3.0)
San Francisco Bay area	78.9	77.3	2.1	72.9	74.8	(2.6)
Los Angeles area	79.1	74.3	6.4	78.3	76.2	2.8
Orlando	80.6	84.5	(4.6)	79.9	82.1	(2.7)
Dallas	65.9	72.1	(8.7)	68.1	73.3	(7.0)
Phoenix	68.0	74.1	(8.2)	74.9	78.6	(4.7)
San Diego	73.9	80.4	(8.0)	76.2	81.3	(6.2)
Minneapolis	78.5	70.7	11.0	73.9	68.2	8.2
Northern New Jersey	76.7	74.5	2.9	68.3	70.2	(2.7)
Washington, D.C.	73.8	70.9	4.0	68.2	66.4	2.8
Philadelphia	72.4	82.5	(12.2)	64.2	71.2	(9.9)
Chicago	73.7	81.0	(9.0)	66.9	74.3	(10.0)
San Antonio	83.3	82.7	0.8	77.6	80.4	(3.5)
Boston	70.2	81.1	(13.5)	61.1	73.4	(16.8)
	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%Variance	2007	2006	%Variance
South Florida area	136.12	131.30	3.7	169.74	157.77	7.6
Atlanta	121.00	121.26	(0.2)	123.11	120.69	2.0
San Francisco Bay area	138.57	130.87	5.9	135.16	126.40	6.9
Los Angeles area	158.32	144.69	9.4	154.54	138.46	11.6
Orlando	103.44	98.39	5.1	112.94	105.27	7.3
Dallas	122.26	113.01	8.2	126.57	114.58	10.5
Phoenix	136.17	122.69	11.0	160.24	142.68	12.3
San Diego	156.12	138.75	12.5	154.28	137.30	12.4
Minneapolis	142.94	136.96	4.4	141.12	134.76	4.7
Northern New Jersey	157.64	148.57	6.1	155.21	147.48	5.2
Washington, D.C.	169.09	166.46	1.6	170.86	165.76	3.1
Philadelphia	145.77	135.14	7.9	135.85	126.83	7.1
Chicago	136.50	124.31	9.8	130.22	119.40	9.1
San Antonio	111.04	107.06	3.7	110.33	103.01	7.1
Boston	157.89	157.03	0.5	150.49	146.59	2.7
	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%Variance	2007	2006	%Variance
South Florida area	98.50	103.08	(4.4)	135.02	131.76	2.5
Atlanta	94.51	93.67	0.9	93.92	94.89	(1.0)
San Francisco Bay area	109.33	101.15	8.1	98.48	94.59	4.1
Los Angeles area	125.21	107.54	16.4	121.04	105.44	14.8
Orlando	83.32	83.10	0.3	90.21	86.41	4.4
Dallas	80.52	81.50	(1.2)	86.23	83.97	2.7
Phoenix	92.55	90.87	1.9	120.05	112.20	7.0
San Diego	115.43	111.55	3.5	117.54	111.56	5.4
Minneapolis	112.26	96.86	15.9	104.23	91.95	13.3
Northern New Jersey	120.84	110.70	9.2	105.98	103.53	2.4
Washington, D.C.	124.72	118.07	5.6	116.59	110.05	5.9
Philadelphia	105.59	111.47	(5.3)	87.19	90.30	(3.4)
Chicago	100.61	100.67	(0.1)	87.11	88.78	(1.9)
San Antonio	92.51	88.50	4.5	85.65	82.85	3.4
Boston	110.77	127.42	(13.1)	91.92	107.63	(14.6)

Liquidity and Capital Resources

Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from hotel operations. For the six months ended June 30, 2007, net cash flow provided by operating activities, consisting primarily of hotel operations, was $62.5 million. At June 30, 2007, we had cash on hand of $188.6 million, including approximately $43.0 million held under management agreements to meet minimum working capital requirements.

We have committed to spend at least $430 million over a three year period, commencing in late 2006, to renovate our core hotels. At June 30, 2007 we had approximately $200 million remaining to spend on these renovation projects, which will be funded from cash. In the second quarter of 2007, we completed the sale program of all our non-strategic hotels. From December 2005 through June 30, 2007, we sold 45 non-strategic hotels, generating aggregate gross proceeds of $720 million. We used a portion of these proceeds to repay approximately $400 million of debt in 2006, and we are using the remaining proceeds to fund our hotel renovations and redevelopment projects.

We paid first quarter common distributions of $0.25 per unit and second quarter common distributions of $0.30 per unit. FelCor’s board of directors will determine the amounts of future common and preferred distributions for each quarter, by taking into consideration the actual operating results for that quarter, general economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

Development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina, was substantially completed in the first quarter of 2007. Through June 30, 2007, we closed on the sale of 177 units and received aggregate net proceeds, after repayment of the construction loan of $19.0 million. We expect sales of the remaining seven units to be sold on a selective basis to maximize the selling price, and upon sale we expect to receive additional proceeds of approximately $3.8 million.

We expect that our cash flow provided by operating activities for 2007 will be approximately $172 to $176 million. During the six months ended June 30, 2007, we experienced significant displacement from hotel renovation that reduced revenues and Hotel EBITDA margins. We expect that the effect of ongoing renovation displacement for the remainder of 2007 will be significant. Our cash flow forecast assumes that RevPAR increases by approximately 4% to 5% and Hotel EBITDA margins to be flat for the full year. Our current operating plan for 2007 contemplates that we will make aggregate common distribution payments of $70 million, preferred distribution payments of $39 million and $13 million in normal recurring principal payments, leaving surplus cash flow (before capital expenditures, additional debt reduction or sale of hotels) of approximately $50 to $54 million. For the full year 2007, we plan to spend approximately $225 million for capital expenditures, which will be funded from cash.

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

Debt

Line of Credit

At June 30, 2007, we had no borrowings outstanding under our $125 million line of credit. The interest rate on our line of credit was LIBOR plus 1.75% at June 30, 2007.

Construction Loan

Development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina was substantially completed in the first quarter of 2007. Through June 30, 2007, we closed on the sale of 177 units, and a portion of the proceeds of those sales were used to repay the outstanding balance on our construction loan.

Mortgage Debt

At June 30, 2007, we had aggregate mortgage indebtedness of approximately $783.7 million that was secured by 43 of our consolidated hotels with an aggregate book value of approximately $1.0 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Our mortgage debt contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

Senior Notes

We have various financial covenant and incurrence tests under the indentures governing our senior notes. If we were unable to continue to satisfy the incurrence test, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income. We currently anticipate that we will meet our financial covenant and incurrence tests, based on current RevPAR expectations.

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

•	our overall debt levels and our ability to obtain new financing and service debt;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	the impact of renovations on hotel operations;

•	our growth strategy and acquisition activities; and

•	competitive conditions in the lodging industry.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2007, approximately 63% of our consolidated debt had fixed interest rates. Currently, market interest rates are below the rates we are obligated to pay on our fixed-rate debt. The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents scheduled maturities and weighted average interest rates, by maturity dates. The fair value of our fixed rate debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates.

Expected Maturity Date

at June 30, 2007

(dollars in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Liabilities
Fixed rate:
Debt	$6,467	$13,733	$142,240	$274,457	$303,030	$78,235	$818,162	$861,490
Average interest rate	7.98%	7.99%	7.27%	8.70%	8.49%	6.53%	8.15%
Floating rate:
Debt	-	265,500	-	-	215,000	-	480,500	480,500
Average interest rate	-	6.22%	-	-	7.48%	-	6.79%
Total debt	$6,467	$279,233	$142,240	$274,457	$518,030	$78,235	$1,298,662
Average interest rate	7.98%	6.31%	7.27%	8.70%	8.07%	6.53%	7.64%
Net discount							(963)
Total debt							$1,297,699

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We have no employees as FelCor as our sold general partner performs our management functions. Under the supervision and with the participation of FelCor’s management, including its chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

FELCOR LODGING LIMITED PARTNERSHIP a Delaware Limited Partnership

		By:	FelCor Lodging Trust Incorporated Its General Partner

/s/Lester C. Johnson
		By:	Lester C. Johnson Senior Vice President and Chief Accounting Officer

Date:	August 9, 2007