Form 10-K/A
period 2006-12-31
FelCor Lodging LP
filed 2008-01-09
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-39595-01
FelCor Lodging Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	75-2544994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 E. John Carpenter Frwy., Suite 1300, Irving, Texas (Address of principal executive offices)	75062 (Zip Code)
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

Explanatory Note
     FelCor Lodging Limited Partnership is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 1, 2007, for the purpose of including the conformed signature of PricewaterhouseCoopers LLP, which was inadvertently omitted in the original filed 10-K, on the Report of Independent Registered Public Accounting Firm, in Part II, Item 8.
     Other than as set forth above, we have not modified in any way the information in our Form 10-K for the fiscal year ended December 31, 2006.

FELCOR LODGING LIMITED PARTNERSHIP
INDEX
Item 8. Financial Statements and Supplementary Data

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
/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 1, 2007

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(in thousands)

	2006	2005

ASSETS

Investment in hotels, net of accumulated depreciation of $612,286 in 2006 and $1,019,123 in 2005	$2,044,285	$2,584,379
Investment in unconsolidated entities	111,716	109,262
Hotels held for sale	133,801	—
Cash and cash equivalents	124,179	94,564
Restricted cash	22,753	18,298
Accounts receivable, net of allowance for doubtful accounts of $962 in 2006 and $2,203 in 2005	33,395	54,815
Deferred expenses, net of accumulated amortization of $8,841 in 2006 and $12,150 in 2005	9,480	12,423
Condominium development project	70,661	16,051
Other assets	32,979	30,471

Total assets	$2,583,249	$2,920,263

LIABILITIES AND PARTNERS’ CAPITAL

Debt, net of discount of $1,089 in 2006 and $2,982 in 2005	$1,369,153	$1,675,280
Distributions payable	24,078	8,596
Accrued expenses and other liabilities	139,277	139,187

Total liabilities	1,532,508	1,823,063

Commitments and contingencies

Redeemable units at redemption value, 1,355 and 2,763 units issued and outstanding at December 31, 2006 and 2005, respectively	29,593	47,543

Minority interest in other partnerships	28,172	40,014

Partners’ capital:
Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at December 31, 2006 and December 31, 2005	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2006	169,412	169,412
Common units, 69,438 and 69,440 units issued and outstanding at December 31, 2006 and 2005, respectively	498,363	511,267

Accumulated other comprehensive income	15,839	19,602

Total partners’ capital	992,976	1,009,643

Total liabilities and partners’ capital	$2,583,249	$2,920,263

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
     At December 31, 2006, of the 83 consolidated hotels included in continuing operations, (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 18, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine, and (iv) independent management companies managed two.
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

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies — (continued)
     Prior to January 1, 2006, we applied Accounting Principles Board Opinion 25, or APB 25, and related interpretations in accounting for FelCor’s stock based compensation plans for stock based compensation issued prior to January 1, 2003. Had the compensation cost for these stock-based compensation plans been determined in accordance with SFAS No. 123 our net loss from continuing operations and net loss from continuing operations per common unit for the years ended December 31, 2005 and 2004, would approximate the pro forma amounts below (in thousands, except per unit data):

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

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt
     Debt at December 31, 2006 and 2005 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	December 31,
	Hotels	December 31, 2006	Date	2006	2005
Promissory note	—	—	—	$—	$650
Line of credit(a)	none	L + 1.75	January 2009	—	—
Senior term notes	—	—	—	—	123,358
Senior term notes	none	8.50	June 2011	298,911	298,660
Term loan	—	—	—	—	225,000
Senior term notes	—	—	—	—	290,000
Senior term notes	none	L + 1.875	December 2011	215,000	—

Total line of credit and senior debt(d)		7.98		513,911	937,668

Mortgage debt(b)	12 hotels	L + 0.93	November 2008	250,000	—
Mortgage debt	8 hotels	6.56	July 2009—2014	97,553	104,282
Mortgage debt	—	—	—	—	117,913
Mortgage debt	7 hotels	7.32	March 2009	124,263	127,455
Mortgage debt	—	—	—	—	41,912
Mortgage debt	8 hotels	8.70	May 2010	169,438	172,604
Mortgage debt	6 hotels	8.73	May 2010	122,578	133,374
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,861	10,457
Other	1 hotel	9.17	August 2011	4,452	5,204
Construction loan(c)	—	L + 2.00	October 2007	58,597	8,911

Total mortgage debt(d)	44 hotels	7.41		855,242	737,612

Total(d)		7.62%		$1,369,153	$1,675,280

(a)	We have a borrowing capacity of $125 million on our line of credit. The interest on this line can range from 175 to 225 basis points over LIBOR based on our leverage ratio as defined in our line of credit agreement.

(b)	This debt has three, one-year extension options.

(c)	We have a recourse construction loan facility for the development of a 184-unit condominium project in Myrtle Beach, South Carolina. The interest on this facility is being capitalized as part of the cost of the project. We have pre sold approximately 98% of these condominiums and expect to start repaying the construction loan as the unit sales are finalized, beginning in the second quarter of 2007.

(d)	Interest rates are calculated based on the weighted average outstanding debt at December 31, 2006.
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
10. Income Taxes
     FelCor LP is not a tax paying entity. However, under our partnership agreement we are required to reimburse FelCor for any tax payments FelCor is required to make. Accordingly, the tax information included herein represents disclosures regarding FelCor and taxable subsidiaries.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes — (continued)
Summary of TRS’s net deferred tax asset:
     At December 31, 2006 and 2005, our TRS had a deferred tax asset, prior to any valuation allowance, primarily comprised of the following (in thousands):

	2006	2005
Accumulated net operating losses of our TRS	$119,850	$162,827
Tax property basis in excess of book	1,128	—
Accrued employee benefits not deductible for tax	9,111	9,695
Bad debt allowance not deductible for tax	367	837

Gross deferred tax assets	130,456	173,359
Valuation allowance	(130,456)	(133,138)

Deferred tax asset after valuation allowance	—	40,221

Gross deferred tax liability — book property basis in excess of tax	—	(40,221)

Net deferred tax asset	$—	$—

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

	Options Exercisable and Outstanding
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

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Recently Issued Statements of Financial Accounting Standards — (continued)
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.
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

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Total revenues	$251,407	$259,265	$247,464	$232,902
Net income (loss) from continuing operations	$6,799	$12,573	$4,154	$(15,585)
Discontinued operations	$3,061	$(2,412)	$16,135	$26,599
Net income	$9,860	$10,161	$20,289	$11,014
Net income applicable to common unitholders	$182	$483	$10,624	$1,322
Comprehensive income	$9,568	$12,321	$19,493	$6,179
Basic and diluted per common unit data:
Net income (loss) from continuing operations	$(0.05)	$0.05	$(0.09)	$(0.40)
Discontinued operations	$0.05	$(0.04)	$0.26	$0.42

Net income	$—	$0.01	$0.17	$0.02

Basic weighted average common units outstanding	62,323	62,457	62,503	62,623

Diluted weighted average common units outstanding	62,323	62,728	62,503	62,623

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Quarterly Operating Results (unaudited) — (continued)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Total revenues	$216,900	$240,777	$234,323	$222,655
Net income (loss) from continuing operations	$(4,955)	$5,800	$(1,346)	$(19,316)
Discontinued operations	$(3,902)	$4,335	$12,609	$(258,517)
Net income (loss)(a)	$(8,857)	$10,135	$11,263	$(277,833)
Net income (loss) applicable to common unitholders	$(18,948)	$(4,872)	$110	$(287,512)
Comprehensive income (loss)	$(7,474)	$8,506	$15,174	$(277,676)
Basic and diluted per common unit data:
Net loss from continuing operations	$(0.24)	$(0.15)	$(0.20)	$(0.47)
Discontinued operations	$(0.06)	$0.07	$0.20	$(4.15)

Net loss	$(0.30)	$(0.08)	$—	$(4.62)

Basic weighted average common units outstanding	62,204	62,192	62,216	62,216

Diluted weighted average common units outstanding	62,204	62,192	62,216	62,216

(a)	The fourth quarter net loss in 2005 includes an impairment charge of $263 million.
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
CONSOLIDATING BALANCE SHEET
December 31, 2006
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Net investment in hotel properties	$114,833	$923,778	$1,005,674	$—	$2,044,285
Equity investment in consolidated entities	1,320,816	—	—	(1,320,816)	—
Investment in unconsolidated entities	81,160	28,841	1,715	—	111,716
Hotels held for sale	—	88,926	44,875	—	133,801
Cash and cash equivalents	69,728	46,966	7,485	—	124,179
Restricted cash	453	3,248	19,052	—	22,753
Accounts receivable	239	33,154	2	—	33,395
Deferred assets	4,236	639	4,605	—	9,480
Condominium development project	—	—	70,661	—	70,661
Other assets	15,421	16,398	1,160	—	32,979

Total assets	$1,606,886	$1,141,950	$1,155,229	$(1,320,816)	$2,583,249

LIABILITIES AND PARTNERS’ CAPITAL

Debt	$529,411	$128,715	$711,027	$—	$1,369,153
Distributions payable	24,078	—	—	—	24,078
Accrued expenses and other liabilities	30,828	98,345	10,104	—	139,277

Total liabilities	584,317	227,060	721,131	—	1,532,508

Minority interest — other partnerships	—	(115)	28,287	—	28,172

Redeemable units, at redemption value	29,593	—	—	—	29,593

Preferred units	478,774	—	—	—	478,774
Common units	514,202	899,166	405,811	(1,320,816)	498,363
Accumulated other comprehensive income	—	15,839	—	—	15,839

Total partners’ capital	992,976	915,005	405,811	(1,320,816)	992,976

Total liabilities, redeemable units and partners’ capital	$1,606,886	$1,141,950	$1,155,229	$(1,320,816)	$2,583,249

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

FELCOR LODGING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Consolidating Financial Information — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004
(in thousands)

		Subsidiary	Non-Guarantor		Total
	FelCor L.P.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues:
Hotel operating revenue	$—	$840,416	$—	$—	$840,416
Percentage lease revenue	18,982	—	149,297	(168,279)	—
Other revenue	1,196	1,000	—	—	2,196

Total revenue	20,178	841,416	149,297	(168,279)	842,612

Expenses:
Hotel operating expense	—	568,487	—	—	568,487
Taxes, insurance and lease expense	(4,608)	242,953	22,190	(168,279)	92,256
Corporate expenses	3,695	8,528	4,810	—	17,033
Depreciation	6,135	27,972	44,009	—	78,116

Total operating expenses.	5,222	847,940	71,009	(168,279)	755,892

Operating income (loss)	14,956	(6,524)	78,288	—	86,720
Interest expense, net	(70,520)	(9,280)	(56,344)	—	(136,144)
Hurricane loss	—	(2,125)	—	—	(2,125)
Charge-off of deferred financing cost	(6,960)	—	—	—	(6,960)
Early extinguishment of debt	(44,216)	—	—	—	(44,216)
Gain on swap termination	1,005	—	—	—	1,005

Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(105,735)	(17,929)	21,944	—	(101,720)
Equity in income from consolidated entities	11,891	—	—	(11,891)	—
Equity in income from unconsolidated entities	7,007	10,114	—	—	17,121
Minority interests in other partnerships	—	968	(413)	—	555

Income (loss) from continuing operations	(86,837)	(6,847)	21,531	(11,891)	(84,044)
Discontinued operations	(19,971)	(20,807)	18,014	—	(22,764)

Net income (loss)	(106,808)	(27,654)	39,545	(11,891)	(106,808)
Preferred distributions	(35,130)	—	—	—	(35,130)

Net income (loss) applicable to unitholders	$(141,938)	$(27,654)	$39,545	$(11,891)	$(141,938)

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

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
as of December 31, 2006
(in thousands)

				Cost Capitalized		Gross Amounts at
				Subsequent		Which Carried at
		Initial Cost		to Acquisition		Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Birmingham, AL (1)	$15,657	$2,843	$29,286	$0	$1,210	$2,843	$30,496	$33,339	$8,176	1987	1/3/1996	15 - 40 Yrs
Phoenix — Biltmore, AZ (1)	19,517	0	38,998	4,694	1,973	4,694	40,971	45,665	10,964	1985	1/3/1996	15 - 40 Yrs
Phoenix Crescent Hotel, AZ (3)	22,825	3,608	29,583	0	1,490	3,608	31,073	34,681	7,274	1986	6/30/1997	15 - 40 Yrs
Phoenix Tempe, AZ (1)	22,944	3,951	34,371	0	1,048	3,951	35,419	39,370	7,657	1986	5/4/1998	15 - 40 Yrs
Dana Point — Doheny Beach, CA (4)	0	1,787	15,545	0	2,019	1,787	17,564	19,351	4,150	1992	2/21/1997	15 - 40 Yrs
Los Angeles — Anaheim (Located near Disneyland Park), CA (1)	23,595	2,548	14,832	0	1,308	2,548	16,140	18,688	4,297	1987	1/3/1996	15 - 40 Yrs
Los Angeles International Airport — South, CA (1)	0	2,660	17,997	0	1,307	2,660	19,304	21,964	5,702	1985	3/27/1996	15 - 40 Yrs
Milpitas — Silicon Valley, CA (1)	26,965	4,021	23,677	0	2,063	4,021	25,740	29,761	6,847	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (1)	14,166	3,287	14,205	0	1,726	3,287	15,931	19,218	4,103	1985	5/8/1996	15 - 40 Yrs
Oxnard — Mandalay Beach Resort & Conference Center, CA (1)	0	2,930	22,125	1	3,921	2,931	26,046	28,977	6,500	1986	5/8/1996	15 - 40 Yrs
San Diego — On the Bay, CA (2)	0	0	68,229	0	4,688	0	72,917	72,917	17,060	1965	7/28/1998	15 - 40 Yrs
San Francisco — Airport — Burlingame, CA (1)	0	0	39,929	0	967	0	40,896	40,896	11,111	1986	11/6/1995	15 - 40 Yrs
San Francisco — Airport — South San Francisco, CA (1)	23,943	3,418	31,737	0	2,156	3,418	33,893	37,311	8,995	1988	1/3/1996	15 - 40 Yrs
San Francisco — Fisherman’s Wharf, CA (2)	0	0	61,883	0	1,847	0	63,730	63,730	20,292	1970	7/28/1998	15 - 40 Yrs
San Francisco — Union Square, CA (5)	0	8,466	73,684	(434)	4,282	8,032	77,966	85,998	16,344	1970	7/28/1998	15 - 40 Yrs
Santa Barbara, CA (2)	0	1,683	14,647	4	791	1,687	15,438	17,125	3,157	1969	7/28/1998	15 - 40 Yrs
Santa Monica, CA (2)	0	10,200	16,580	0	376	10,200	16,956	27,156	1,199	1967	3/11/2004	15 - 40 Yrs
Toronto — Airport, Canada (7)	0	0	21,041	0	11,140	0	32,181	32,181	7,496	1970	7/28/1998	15 - 40 Yrs
Toronto — Yorkdale, Canada (2)	0	1,566	13,633	477	9,933	2,043	23,566	25,609	6,004	1970	7/28/1998	15 - 40 Yrs
Wilmington, DE (6)	10,047	1,379	12,487	0	10,061	1,379	22,548	23,927	4,825	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (1)	5,024	1,868	16,253	0	896	1,868	17,149	19,017	4,538	1989	2/28/1996	15 - 40 Yrs
Cocoa Beach — Oceanfront, FL (2)	0	2,285	19,892	7	13,216	2,292	33,108	35,400	8,259	1960	7/28/1998	15 - 40 Yrs
Deerfield Beach, FL (1)	28,420	4,523	29,443	68	1,479	4,591	30,922	35,513	8,359	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale — 17th Street, FL (1)	20,752	5,329	47,850	(163)	1,919	5,166	49,769	54,935	13,645	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale (Cypress Creek), FL (8)	10,990	3,009	26,177	0	968	3,009	27,145	30,154	5,985	1986	5/4/1998	15 - 40 Yrs
Jacksonville — Baymeadows, FL (1)	23,590	1,130	9,608	0	6,528	1,130	16,136	17,266	4,390	1986	7/28/1994	15 - 40 Yrs
Miami International Airport, FL (1)	16,775	4,135	24,950	0	1,620	4,135	26,570	30,705	7,099	1983	7/28/1998	15 - 40 Yrs
Orlando — International Airport, FL (7)	8,949	2,549	22,188	6	2,081	2,555	24,269	26,824	5,337	1984	7/28/1998	15 - 40 Yrs
Orlando — International Drive — Resort, FL (2)	0	5,108	44,460	13	9,629	5,121	54,089	59,210	12,147	1972	7/28/1998	15 - 40 Yrs
Orlando International Drive/Convention Center, FL (1)	23,319	1,632	13,870	0	1,864	1,632	15,734	17,366	4,743	1985	7/28/1994	15 - 40 Yrs
Orlando (North), FL (1)	0	1,673	14,218	6	7,202	1,679	21,420	23,099	6,185	1985	7/28/1994	15 - 40 Yrs
Orlando— Walt Disney World Resort, FL (4)	0	0	28,092	0	665	0	28,757	28,757	6,313	1987	7/28/1997	15 - 40 Yrs
Tampa — On Tampa Bay, FL (4)	12,950	2,142	18,639	1	2,132	2,143	20,771	22,914	4,917	1986	7/28/1997	15 - 40 Yrs
Atlanta — Airport, GA (1)	12,331	0	22,342	2,568	1,854	2,568	24,196	26,764	5,047	1989	5/4/1998	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation
as of December 31, 2006
(in thousands)

				Cost Capitalized		Gross Amounts at
				Subsequent		Which Carried at
		Initial Cost		to Acquisition		Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and		and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Atlanta — Buckhead, GA (1)	34,864	7,303	38,996	(300)	1,907	7,003	40,903	47,906	10,236	1988	10/17/1996	15 - 40 Yrs
Atlanta — Galleria, GA (8)	15,217	5,052	28,507	0	1,505	5,052	30,012	35,064	7,045	1990	6/30/1997	15 - 40 Yrs
Atlanta — Gateway-Atlanta Airport, GA (3)	0	5,113	22,857	1	266	5,114	23,123	28,237	5,491	1986	6/30/1997	15 - 40 Yrs
Chicago — Northshore/Deerfield (Northbrook), IL (1)	15,108	2,305	20,054	0	967	2,305	21,021	23,326	5,418	1987	6/20/1996	15 - 40 Yrs
Chicago O’Hare Airport, IL (3)	21,134	8,178	37,043	0	2,297	8,178	39,340	47,518	9,137	1994	6/30/1997	15 - 40 Yrs
Indianapolis North, IN (1)	12,861	0	0	5,125	14,124	5,125	14,124	19,249	6,990	1986	8/1/1996	15 - 40 Yrs
Lexington — Lexington Green, KY (9)	17,721	1,955	13,604	0	431	1,955	14,035	15,990	3,756	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (1)	10,065	2,350	19,092	0	1,202	2,350	20,294	22,644	5,449	1985	1/3/1996	15 - 40 Yrs
New Orleans, LA (1)	29,760	3,647	31,993	0	7,283	3,647	39,276	42,923	12,295	1984	12/1/1994	15 - 40 Yrs
New Orleans — French Quarter, LA (2)	0	0	50,732	14	8,526	14	59,258	59,272	12,173	1969	7/28/1998	15 - 40 Yrs
Boston — Government Center, MA (7)	0	0	45,192	0	6,166	0	51,358	51,358	12,929	1968	7/28/1998	15 - 40 Yrs
Boston — Marlborough, MA (1)	18,685	948	8,143	761	13,440	1,709	21,583	23,292	5,414	1988	6/30/1995	15 - 40 Yrs
Baltimore — BWI Airport, MD (1)	22,031	2,568	22,433	0	1,842	2,568	24,275	26,843	5,933	1987	3/20/1997	15 - 40 Yrs
Minneapolis — Airport, MN (1)	19,882	5,417	36,508	24	1,652	5,441	38,160	43,601	10,122	1986	11/6/1995	15 - 40 Yrs
Minneapolis — Bloomington, MN (1)	18,350	2,038	17,731	0	982	2,038	18,713	20,751	4,545	1980	2/1/1997	15 - 40 Yrs
St Paul- Downtown, MN (1)	4,452	1,156	17,315	0	934	1,156	18,249	19,405	4,802	1983	11/15/1995	15 - 40 Yrs
Charlotte SouthPark, NC (4)	0	1,458	12,681	0	2,264	1,458	14,945	16,403	1,806	N/A	7/12/2002	15 - 40 Yrs
Raleigh, NC (4)	17,290	2,124	18,476	0	1,410	2,124	19,886	22,010	4,612	1987	7/28/1997	15 - 40 Yrs
Piscataway-Somerset, NJ (1)	18,893	1,755	17,563	0	1,590	1,755	19,153	20,908	5,061	1988	1/10/1996	15 - 40 Yrs
Philadelphia —Historic District, PA (2)	0	3,164	27,535	7	6,978	3,171	34,513	37,684	8,120	1972	7/28/1998	15 - 40 Yrs
Philadelphia Society Hill, PA (3)	28,742	4,542	45,121	0	2,568	4,542	47,689	52,231	11,008	1986	10/1/1997	15 - 40 Yrs
Pittsburgh at University Center (Oakland), PA (7)	15,500	0	25,031	0	2,504	0	27,535	27,535	5,934	1988	11/1/1998	15 - 40 Yrs
Charleston -Mills House (Historic Downtown), SC (2)	25,538	3,251	28,295	7	2,145	3,258	30,440	33,698	5,992	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach — At Kingston Plantation, SC (1)	0	2,940	24,988	0	2,479	2,940	27,467	30,407	6,719	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (12)	0	9,000	17,689	5	6,223	9,005	23,912	32,917	5,846	1974	7/23/2002	15 - 40 Yrs
Nashville- Airport/Opryland Area, TN (1)	0	1,118	9,506	0	774	1,118	10,280	11,398	3,747	1985	7/28/1994	15 - 40 Yrs
Nashville — Opryland/Airport (Briley Parkway), TN (7)	0	0	27,734	0	2,945	0	30,679	30,679	7,591	1981	7/28/1998	15 - 40 Yrs
Austin, TX (4)	8,783	2,508	21,908	0	2,486	2,508	24,394	26,902	5,877	1987	3/20/1997	15 - 40 Yrs
Corpus Christi, TX (1)	4,866	1,113	9,618	51	3,336	1,164	12,954	14,118	3,266	1984	7/19/1995	15 - 40 Yrs
Dallas — DFW International Airport South, TX (1)	19,302	0	35,156	4,041	843	4,041	35,999	40,040	7,721	1985	7/28/1998	15 - 40 Yrs
Dallas — Love Field, TX (1)	16,500	1,934	16,674	0	1,647	1,934	18,321	20,255	5,029	1986	3/29/1995	15 - 40 Yrs
Dallas — Market Center, TX (1)	0	2,560	23,751	0	744	2,560	24,495	27,055	5,801	1980	6/30/1997	15 - 40 Yrs
Dallas — Park Central, TX (11)	0	4,513	43,125	762	5,282	5,275	48,407	53,682	9,821	1983	6/30/1997	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III — Real Estate and Accumulated Depreciation — (continued)
as of December 31, 2006
(in thousands)

				Cost Capitalized		Gross Amounts at
				Subsequent		Which Carried at
		Initial Cost		to Acquisition		Close of Period			Accumulated			Life Upon
			Buildings		Buildings		Buildings		Depreciation			Which
			and		and	Depreciation	and		Buildings &	Year	Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Opened	Acquired	is Computed
Houston — Medical Center, TX (10)	0	0	22,027	5	2,491	5	24,518	24,523	4,980	1984	7/28/1998	15 - 40 Yrs
San Antonio — International Airport, TX (7)	23,800	3,351	29,168	(185)	2,740	3,166	31,908	35,074	6,950	1981	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (3)	17,753	3,136	27,283	(2)	1,251	3,134	28,534	31,668	6,412	1967	12/4/1997	15 - 40 Yrs

	$779,856	$186,227	$1,825,980	$17,564	$232,583	$203,791	$2,058,563	$2,262,354	$503,145

(1)	Embassy Suites

(2)	Holiday Inn

(3)	Sheraton

(4)	Doubletree Guest Suites

(5)	Crowne Plaza

(6)	Doubletree

(7)	Holiday Inn Select

(8)	Sheraton Suites

(9)	Hilton Suites

(10)	Holiday Inn Hotel & Suites

(11)	Westin

(12)	Hilton

	Year Ended December 31,
	2006	2005
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$3,331,708	$3,513,950
Additions during period:
Acquisitions	—	18,949
Improvements	18,434	21,735
Deductions during period:
Sale of properties	(812,222)	(140,071)
Hotels held for sale	(275,566)	—
Foreclosures	—	(82,855)

Balance at end of period before impairment charges	2,262,354	3,331,708

Cumulative impairment charges on real estate assets owned at end of period	—	(327,169)

Balance at end of period	$2,262,354	$3,004,539

Reconciliation of Accumulated Depreciation
Balance at beginning of period	$646,484	$590,065
Additions during period:
Depreciation for the period	51,318	79,231
Deductions during period:
Sale of properties	(144,686)	(22,812)
Hotels held for sale	(49,971)	—

Balance at end of period	$503,145	$646,484

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following is a list of documents filed as a part of this report:
(1)	Financial Statements.
     Included herein at pages 6 through 42.
(2)	Financial Statement Schedules.
     The following financial statement schedule is included herein at pages 43 through 45.
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

10.34.4	Guaranty of Recourse Obligations of Borrower, dated as of November 10, 2006, made by FelCor LP in favor of Bank of America, N.A. (filed as Exhibit 10.35.4 to the 2006 10-K and incorporated herein by reference).

21	List of Subsidiaries of FelCor LP (filed as Exhibit 21 to the FelCor Lodging Limited Partnership’s 2006 Form 10-K and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELCOR LODGING LIMITED PARTNERSHIP a Delaware Limited Partnership
By:	FelCor Lodging Trust Incorporated Its General Partner
By:	/s/ Lester C. Johnson
Lester C. Johnson
Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

January 8, 2008

Index to Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).