Form 10-Q
period 2008-03-31
FelCor Lodging LP
filed 2008-05-08
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

     /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer |X| (Do not check if a smaller reporting company)	Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes |X| No

FELCOR LODGING LIMITED PARTNERSHIP

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

March 31, 2008		December 31, 2007
ASSETS
Investment in hotels, net of accumulated depreciation of $722,591 at March 31, 2008 and $694,464 at December 31, 2007	$2,384,516	$2,400,057
Investment in unconsolidated entities	110,369	127,273
Cash and cash equivalents	71,325	57,609
Restricted cash	16,119	14,846
Accounts receivable, net of allowance for doubtful accounts of $304 at March 31, 2008 and $307 at December 31, 2007	50,810	37,871
Deferred expenses, net of accumulated amortization of $11,400 at March 31, 2008 and $10,820 at December 31, 2007	7,348	8,149
Condominium development project	1,913	1,913
Other assets	30,053	36,117
Total assets	$ 2,672,453	$2,683,835

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $1,948 at March 31, 2008 and $2,082 at December 31, 2007	$1,498,800	$1,475,607
Distributions payable	30,662	30,493
Accrued expenses and other liabilities	145,083	134,159

Total liabilities	1,674,545	1,640,259

Commitments and contingencies

Redeemable units at redemption value, 1,354 units issued and outstanding at March 31, 2008 and December 31, 2007	16,289	21,109
Minority interest in other partnerships	24,872	25,264

Partners’ capital:
Preferred units, $.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at March 31, 2008 and December 31, 2007	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2008 and December 31, 2007	169,412	169,412
Common units, 69,413 units issued and outstanding at March 31, 2008 and December 31, 2007	452,253	490,979
Accumulated other comprehensive income	25,720	27,450

Total partners’ capital	956,747	997,203

Total liabilities, redeemable units and partners’ capital	$2,672,453	$2,683,835

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(unaudited, in thousands, except for per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Hotel operating revenue	$291,547	$248,541
Other revenue	328	131
Total revenues	291,875	248,672

Expenses:
Hotel departmental expenses	97,126	78,265
Other property related costs	77,125	68,557
Management and franchise fees	15,902	13,123
Taxes, insurance and lease expense	29,304	29,229
Corporate expenses	6,827	6,787
Depreciation and amortization	33,768	25,051
Impairment loss	17,131	-
Other expenses	933	22
Total operating expenses	278,116	221,034

Operating income	13,759	27,638
Interest expense, net	(26,003)	(22,872)
Income (loss ) before equity in income from unconsolidated entities, minority interests and gain on sale of condominiums	(12,244)	4,766
Equity in income (loss) from unconsolidated entities	(622)	12,771
Gain on sale of condominiums	-	3,281
Minority interests	(71)	282
Income (loss) from continuing operations	(12,937)	21,100
Discontinued operations	(13)	8,488
Net income (loss)	(12,950)	29,588
Preferred distributions	(9,678)	(9,678)
Net income (loss) applicable to common unitholders	$(22,628)	$19,910

Basic and diluted common unit data:
Income (loss) from continuing operations	$(0.36)	$0.18
Net income (loss)	$(0.36)	$0.32
Basic weighted average common units outstanding	63,068	62,729
Diluted weighted average common units outstanding	63,068	63,117
Cash distributions declared on common units	$0.35	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2008 and 2007
(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(12,950)	$29,588
Foreign currency translation adjustment	(1,730)	333
Comprehensive income (loss)	$(14,680)	$29,921

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMTED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(12,950)	$29,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,768	25,051
Gain on sale of assets	-	(9,312)
Amortization of deferred financing fees and debt discount	718	667
Amortization of unearned officers’ and directors’ compensation	1,265	1,407
Equity in loss (income) from unconsolidated entities	622	(12,771)
Distributions of income from unconsolidated entities	819	100
Charges related to early debt extinguishment	-	901
Impairment loss on hotels	17,131	-
Minority interests	71	(46)
Changes in assets and liabilities:
Accounts receivable	(11,863)	(8,829)
Restricted cash – operations	(1,697)	1,447
Other assets	3,170	4,139
Accrued expenses and other liabilities	16,428	7,858
Net cash flow provided by operating activities	47,482	40,200

Cash flows from investing activities:
Improvements and additions to hotels	(42,374)	(69,102)
Additions to condominium project	-	(5,629)
Proceeds from sale of assets	-	41,988
Decrease in restricted cash – investing	424	3,827
Deposit on asset sale	-	1,000
Redemption of investment securities	2,525	-
Cash distributions from unconsolidated entities	21,458	8,562
Capital contribution to unconsolidated entities	(5,995)	-
Net cash flow used in investing activities	(23,962)	(19,354)

Cash flows from financing activities:
Proceeds from borrowings	40,000	5,119
Repayment of borrowings	(16,942)	(10,645)
Payment of deferred financing fees	-	(155)
Exercise of FelCor stock options	-	1,836
Distributions paid to other partnerships’ minority holders	(1,000)	-
Contributions from minority interest holders	537	802
Distributions paid to preferred unitholders	(9,678)	(9,678)
Distributions paid to common unitholders	(22,418)	(15,869)
Net cash flow used in financing activities	(9,501)	(28,590)

Effect of exchange rate changes on cash	(303)	92
Net change in cash and cash equivalents	13,716	(7,652)
Cash and cash equivalents at beginning of periods	57,609	124,179
Cash and cash equivalents at end of periods	$71,325	$116,527

Supplemental cash flow information — interest paid	$17,061	$14,761

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization

At March 31, 2008, we held ownership interests in 89 hotels and were the largest owner of upper-upscale, all-suite hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, a real estate investment trust, or REIT. At March 31, 2008, FelCor owned a greater than 97% interest in our operations.

Of the 89 hotels in which we had an ownership interest at March 31, 2008, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 17 hotels.

As a result of our ownership interests in the operating lessees of 85 of these hotels (Consolidated Hotels), we reflect their operating revenues and expenses in our consolidated statements of operations. The operating revenues and expenses of the remaining four hotels were not consolidated but were reported on the equity method; three of these hotels were operated by 50% owned lessees, and one hotel, in which we had a 50% ownership interest, was operated without a lease.

At March 31, 2008, we had an aggregate of 64,548,920 redeemable and common units outstanding.

     The following table reflects the distribution, by brand, of our Consolidated Hotels at March 31, 2008:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,129
Holiday Inn®	17	6,305
Sheraton ® and Westin®	9	3,217
Doubletree®	7	1,471
Renaissance® and Hotel 480 Union Square	3	1,324
Hilton ®	2	559
Total hotels	85

     The hotels shown in the above table are located in the United States (23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (14 hotels) and Texas (11 hotels). Approximately 49% of our hotel room revenues in continuing operations during the first three months of 2008 were generated from hotels in these states.

     At March 31, 2008, of our Consolidated Hotels, (i) subsidiaries of Hilton Hotels Corporation managed 54, (ii) subsidiaries of InterContinental Hotels Group PLC, or IHG, managed 17, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. managed nine, (iv) subsidiaries of Marriott International Inc. managed three hotels, and (v) independent management companies managed two.

     We entered into management agreements for our three Marriott-managed hotels in December 2007. Hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. Our fiscal quarter ended March 31, 2008, includes the results of operations for our Marriott-managed hotels through the twelve-week period ended March 21, 2008.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization – (continued)

          The information in our consolidated financial statements for the three months ended March 31, 2008 and 2007 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2008 and 2007, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on

Form 10-K. Operating results for the three months ended March 31, 2008 are not necessarily indicative of actual operating results for the entire year.

2.           Investment in Unconsolidated Entities

     We owned 50% interests in joint venture entities that owned 17 hotels at March 31, 2008 and at December 31, 2007. We also owned a 50% interest in joint venture entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services and lease three hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	March 31, 2008	December 31, 2007
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$295,993	$288,066
Total assets	$327,346	$319,295
Debt	$227,873	$188,356
Total liabilities	$236,806	$196,382
Equity	$90,540	$122,913

Debt of our unconsolidated entities at March 31, 2008 and December 31, 2007, consisted entirely of non-recourse mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          Investment in Unconsolidated Entities – (continued)

     The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2008	2007
Total revenues	$18,943	$21,879
Net income (loss)	$(178)	$19,754

Net income (loss) attributable to FelCor LP	$(155)	$9,877
Additional gain on sale related to basis difference	-	3,336
Depreciation of cost in excess of book value	(467)	(442)
Equity in income (loss) from unconsolidated entities	$(622)	$12,771

     The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	March 31, 2008	December 31, 2007
Hotel related investments	$36,709	$52,491
Cost in excess of book value of hotel investments	62,279	62,746
Land and condominium investments	11,381	12,036
	$110,369	$127,273

     A summary of the components of our equity in income (loss) from unconsolidated entities are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Hotel related investments	$33	$13,336
Other investments	(655)	(565)
Equity in income (loss) from unconsolidated entities	$(622)	$12,771

     In the first quarter of 2007, a 50% owned joint venture sold the Embassy Suites Hotel in Covina, California. The sale of this hotel resulted in a gain of $15.6 million for this venture. Our basis in this unconsolidated hotel was lower than the venture’s basis, resulting in additional gain on sale.

     In January 2008, a 50% owned joint venture refinanced non-recourse mortgage debt secured by eight unconsolidated hotels that was maturing. Of the $140 million in gross proceeds, $87 million were used to repay the maturing debt, and the balance was either retained in the venture or distributed to the joint venture partners. We received $19.0 million from this distribution.

     In January 2008, a 50% owned joint venture repaid in full with distributions from the partners, non-recourse mortgage debt of $12.0 million secured by one hotel that was maturing. Our contribution was $6.0 million.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Debt

Debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at	Maturity	March 31,	December 31,
	Hotels	March 31, 2008	Date	2008	2007
Line of credit(a)	none	L + 0.80	August 2011	$30,000	$-
Senior term notes	none	8.50(b)	June 2011	299,225	299,163
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Other	none	L + 0.40	June 2008	4,799	8,350
Total line of credit and senior debt(c)		6.62		549,024	522,513

Mortgage debt	12 hotels	L + 0.93(d)	November 2008(e)	250,000	250,000
Mortgage debt	7 hotels	6.57	June 2009-2014	88,617	89,087
Mortgage debt	7 hotels	7.32	March 2009	119,928	120,827
Mortgage debt	8 hotels	8.70	May 2010	165,060	165,981
Mortgage debt	6 hotels	8.73	May 2010	118,774	119,568
Mortgage debt	2 hotels	L + 1.55(f)	May 2009(g)	176,052	175,980
Mortgage debt	1 hotel	L + 2.85	August 2008	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,417	12,509
Other	1 hotel	9.17	August 2011	3,428	3,642
Total mortgage debt(c)	45 hotels	6.09		949,776	953,094

Total		6.28%		$1,498,800	$1,475,607

(a)

We have a borrowing capacity of $250 million under our line of credit. The interest rate on this line can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement.

(b)	If the credit rating on our senior debt is downgraded by Moody’s to B1 and Standard & Poor’s rating remains below BB-, the interest rate on these notes will increase to 9.0%.

(c)	Interest rates are calculated based on the weighted average debt outstanding at March 31, 2008.

(d)	We have purchased an interest rate cap for this notional amount with a cap rate of 7.8% that expires in November 2008.

(e)	This loan provides us three one-year extension options that permit, in our sole discretion, the maturity to be extended to 2011.

(f)	We have purchased interest rate caps for $177 million aggregate notional amounts with cap rates of 6.25% that expire in May 2009.

(g)	These loans provide us three one-year extension options that permit, in our sole discretion, the maturity to be extended to 2012.

     We reported interest expense of $26.0 million and $22.9 million for the three months ended March 31, 2008 and 2007, respectively, that is net of: (i) interest income of $0.6 million and $1.2 million, and (ii) capitalized interest of $0.4 million and $1.6 million, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

     The first quarter of 2008 was our first complete quarter to include results of operations from the two hotels (the Renaissance Esmeralda Resort & Spa in Indian Wells, California, and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida) acquired in December 2007. As such, we experienced increases in most of our revenue and expenses within continuing operations compared to the same period in 2007.

     The following table summarizes the components of hotel operating revenue from continuing operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Room revenue	$230,132	$204,323
Food and beverage revenue	46,508	31,773
Other operating departments	14,907	12,445
Total hotel operating revenue	$291,547	$248,541

For both of the three month periods ended March 31, 2008 and 2007, more than 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense. The remainder of our revenue was derived from other sources.

The following table summarizes the components of hotel departmental expenses from continuing operations (in thousands):

Three Months Ended March 31,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$54,651	18.7%	$48,783	19.6%
Food and beverage	35,446	12.2	24,535	9.9
Other operating departments	7,029	2.4	4,947	2.0
Total hotel departmental expenses	$97,126	33.3%	$78,265	31.5%

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

The following table summarizes the components of other property operating costs from continuing operations (in thousands):

Three Months Ended March 31,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$25,261	8.7%	$22,439	9.0%
Marketing	23,938	8.2	20,737	8.3
Repair and maintenance	14,761	5.1	13,553	5.5
Utilities	13,165	4.5	11,828	4.8
Total other property operating costs	$77,125	26.5%	$68,557	27.6%

     Hotel departmental expenses and other property operating costs include hotel employee compensation and benefit expenses of $84.6 million and $71.4 million for the three months ended March 31, 2008 and 2007, respectively.

5.     Taxes, Insurance and Lease Expense

     Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Operating lease expense(a)	$14,836	$16,164
Real estate and other taxes	10,874	8,601
Property insurance, general liability insurance and other	3,594	4,464
Total taxes, insurance and lease expense	$29,304	$29,229

(a)

Includes hotel lease expense of $12.2 million and $14.3  million associated with 13 hotels leased by us from unconsolidated subsidiaries and $2.6 million and $1.9  million of ground lease expense for the three months ended March 31, 2008 and 2007, respectively. Included in operating lease expense is percentage rent based on operating results of $6.8 million and $7.9 million, respectively, for the three months ended March 31, 2008 and 2007.

6.     Impairment Charge

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS No. 144 for purposes of determining impairment charges and reporting discontinued operations.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Impairment Charge – (continued)

In the first quarter of 2008, we identified six hotels as candidates to be sold. Because of our shorter remaining estimated hold period on these hotels, we tested them under the provisions of SFAS No. 144 using undiscounted estimated cash flows over the expected remaining hold period. Of the hotels tested, two hotels failed the test under SFAS No. 144, which resulted in an impairment charge of $17.1 million to write down these hotel assets to our current estimate of their fair market value before selling expenses.

     The six hotels are included in continuing operations, because we do not believe it is probable that the hotels will be sold within the next 12 months. These hotels continue to be depreciated over their remaining useful lives.

     We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or if we shorten our contemplated holding period for additional hotels.

7.     Condominium Project

We completed development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina in 2007. In the first quarter of 2007, we recognized a gain on sale of condominiums of $3.3 million, under the completed contract method, and for full year 2007, we recognized $18.6 million of gains, net of $1.0 million of tax. At March 31, 2008, we had five remaining condominium units that we expect to sell on a selective basis to maximize the selling price.

8.     Discontinued Operations

Results of operations of eleven hotels sold in 2007 are included in discontinued operations. The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended March 31,
	2008	2007
Hotel operating revenue	$-	$15,498
Operating expenses	(13)	(11,879)
Operating income (loss)	(13)	3,619
Direct interest costs, net	-	(25)
Loss on the early extinguishment of debt	-	(901)
Gain on sale	-	6,031
Minority interests	-	(236)
Income (loss) from discontinued operations	$(13)	8,488

     In the first quarter 2007, we sold two consolidated hotels for aggregate gross proceeds of $42.7 million and one unconsolidated hotel for gross proceeds of $22.0 million. The operations of the unconsolidated hotel are consolidated because we owned more than 50% of the lessee.

     We include the operating results of hotels held for sale in discontinued operations. We consider a hotel as “held for sale” once we determine the criteria for this classification under the provisions of SAFS No. 144 has been met. At March 31, 2008, we did not have any hotels designated as held for sale.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Earnings (Loss) Per Unit

The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Income (loss) from continuing operations	$(12,937)	$21,100
Less: Preferred distributions	(9,678)	(9,678)
Income (loss) from continuing operations applicable to common unitholders	(22,615)	11,422
Discontinued operations	(13)	8,488
Net income (loss) applicable to common unitholders	$(22,628)	$19,910
Denominator:
Denominator for basic earnings (loss) per unit	63,068	62,729
Denominator for diluted earnings (loss) per unit	63,068	63,117

Earnings (loss) per unit data:
Basic:
Income (loss) from continuing operations	$(0.36)	$0.18
Discontinued operations	$-	$0.14
Net income (loss)	$(0.36)	$0.32

Diluted:
Income (loss) from continuing operations	$(0.36)	$0.18
Discontinued operations	$-	$0.14
Net income (loss)	$(0.36)	$0.32

     The following securities, which could potentially dilute basic earnings (loss) per unit in the future, were not included in the computation of diluted earnings (loss) per unit, because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
FelCor’s restricted stock granted but not vested	126	-
Series A convertible preferred units	9,985	9,985

     Series A preferred distributions that would be excluded from net income (loss) applicable to common unitholders, if these Series A preferred units were dilutive, were $6.3 million for both the three months ended March 31, 2008 and 2007.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Application of New Accounting Standards

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement was effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement was effective for us on January 1, 2008. We did not make the one-time election upon adoption and therefore do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.

11.     Consolidating Financial Information

Certain of our wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor Pennsylvania Company, L.L.C.; FelCor Lodging Holding Company, L.L.C.; Myrtle Beach Hotels, L.L.C.; FelCor TRS Borrower 1, L.P.; FelCor TRS Borrower 3, L.P.; FelCor TRS Borrower 4, L.L.C.; FelCor TRS Guarantor, L.P.; Center City Hotel Associates; FelCor Lodging Company, L.L.C.; FelCor TRS Holdings, L.P.; FHAC Texas Holdings, L.P.; FelCor Omaha Hotel Company, L.L.C.; FelCor Canada Co.; FelCor/St. Paul Holdings, L.P. and FelCor Hotel Asset Company, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor, guarantee, fully and unconditionally, and jointly and severally, our senior debt. The following tables present consolidating information for the Subsidiary Guarantors.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Consolidating Financial Information – (continued)

CONSOLIDATING BALANCE SHEET

March 31, 2008

(in thousands)

ASSETS
	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$120,851	$971,122	$1,292,543	$-	$2,384,516
Equity investment in consolidated entities	1,370,921	-	-	(1,370,921)	-
Investment in unconsolidated entities	81,803	26,941	1,625	-	110,369
Cash and cash equivalents	8,785	59,282	3,258	-	71,325
Restricted cash	267	3,925	11,927	-	16,119
Accounts receivable	4,397	46,379	34	-	50,810
Deferred expenses	3,393	270	3,685	-	7,348
Condominium development project	-	-	1,913	-	1,913
Other assets	8,005	21,012	1,036	-	30,053

Total assets	$1,598,422	$1,128,931	$1,316,021	$(1,370,921)	$2,672,453

LIABILITES AND PARTNERS’CAPITAL
Debt	$564,524	$123,357	$810,919	$-	$1,498,800
Distributions payable	30,662	-	-	-	30,662
Accrued expenses and other liabilities	30,200	104,145	10,738	-	145,083

Total liabilities	625,386	227,502	821,657	-	1,674,545

Redeemable units, at redemption value	16,289	-	-	-	16,289
Minority interest – other partnerships	-	339	24,533	-	24,872

Preferred units	478,774	-	-	-	478,774
Common units	477,973	875,370	469,831	(1,370,921)	452,253
Accumulated other comprehensive income	-	25,720	-	-	25,720
Total partners’ capital	956,747	901,090	469,831	(1,370,921)	956,747

Total liabilities, redeemable units and partners' capital	$1,598,422	$1,128,931	$1,316,021	$(1,370,921)	$2,672,453

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands)

ASSETS
	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$122,225	$973,614	$1,304,218	$-	$2,400,057
Equity investment in consolidated entities	1,365,512	-	-	(1,365,512)	-
Investment in unconsolidated entities	97,810	27,820	1,643	-	127,273
Cash and cash equivalents	7,889	43,305	6,415	-	57,609
Restricted cash	364	3,790	10,692	-	14,846
Accounts receivable	2,508	35,198	165	-	37,871
Deferred expenses	3,839	344	3,966	-	8,149
Condominium development project	-	-	1,913	-	1,913
Other assets	14,593	20,262	1,262	-	36,117

Total assets	$1,614,740	$1,104,333	$1,330,274	$(1,365,512)	$2,683,835

LIABILITES AND PARTNERS’CAPITAL
Debt	$538,012	$124,469	$813,126	$-	$1,475,607
Distributions payable	30,493	-	-	-	30,493
Accrued expenses and other liabilities	27,923	91,880	14,356	-	134,159

Total liabilities	596,428	216,349	827,482	-	1,640,259

Redeemable units, at redemption value	21,109	-	-	-	21,109
Minority interest – other partnerships	-	70	25,194	-	25,264

Preferred units	478,774	-	-	-	478,774
Common units	518,429	860,464	477,598	(1,365,512)	490,979
Accumulated other comprehensive income	-	27,450	-	-	27,450
Total partners’ capital	997,203	887,914	477,598	(1,365,512)	997,203

Total liabilities, redeemable units and partners' capital	$1,614,740	$1,104,333	$1,330,274	$(1,365,512)	$2,683,835

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$291,547	$-	$-	$291,547
Percentage lease revenue	6,054	-	52,372	(58,426)	-
Other revenue	-	4	324	-	328
Total revenue	6,054	291,551	52,696	(58,426)	291,875

Expenses:
Hotel operating expenses	-	190,153	-	-	190,153
Taxes, insurance and lease expense	1,355	78,888	7,487	(58,426)	29,304
Corporate expenses	308	3,856	2,663	-	6,827
Depreciation and amortization	2,540	14,557	16,671	-	33,768
Impairment loss	-	-	17,131	-	17,131
Other expenses	-	265	668	-	933
Total operating expenses	4,203	287,719	44,620	(58,426)	278,116
Operating income	1,851	3,832	8,076	-	13,759
Interest expense, net	(9,885)	(2,749)	(13,369)	-	(26,003)
Income (loss) before equity in income from unconsolidated entities and minority interests	(8,034)	1,083	(5,293)	-	(12,244)
Equity in income from consolidated entities	(4,991)	-	-	4,991	-
Equity in income (loss) from unconsolidated entities	75	(679)	(18)	-	(622)
Minority interests	-	143	(214)	-	(71)
Income (loss) from continuing operations	(12,950)	547	(5,525)	4,991	(12,937)
Discontinued operations from consolidated entities	-	(13)	-	-	(13)
Net income (loss)	(12,950)	534	(5,525)	4,991	(12,950)
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income (loss) applicable to unitholders	$(22,628)	$534	(5,525)	$4,991	$(22,628)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$248,541	$-	$-	$248,541
Percentage lease revenue	5,578	-	42,000	(47,578)	-
Other revenue	115	-	16	-	131
Total revenue	5,693	248,541	42,016	(47,578)	248,672

Expenses:
Hotel operating expenses	-	159,945	-	-	159,945
Taxes, insurance and lease expense	985	70,458	5,364	(47,578)	29,229
Other expenses	-	22	-	-	22
Corporate expenses	719	3,793	2,275	-	6,787
Depreciation	2,083	12,079	10,889	-	25,051
Total operating expenses	3,787	246,297	18,528	(47,578)	221,034
Operating income	1,906	2,244	23,488	-	27,638
Interest expense, net	(6,013)	(1,838)	(15,021)	-	(22,872)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(4,107)	406	8,467	-	4,766
Equity in income from consolidated entities	20,135	-	-	(20,135)	-
Equity in income from unconsolidated entities	13,442	(653)	(18)	-	12,771
Minority interests	-	592	(310)	-	282
Gain on sale of condominiums	-	-	3,281	-	3,281
Income from continuing operations	29,470	345	11,420	(20,135)	21,100
Discontinued operations from consolidated entities	118	7,286	1,084	-	8,488
Net income	29,588	7,631	12,504	(20,135)	29,588
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income applicable to unitholders	$19,910	$7,631	$12,504	$(20,135)	$19,910

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(3,660)	$17,444	$33,698	$47,482
Cash flows from (used in) investing activities	22,843	(25,460)	(21,345)	(23,962)
Cash flows from (used in) financing activities	(18,287)	24,296	(15,510)	(9,501)
Effect of exchange rates changes on cash	-	(303)	-	(303)
Change in cash and cash equivalents	896	15,977	(3,157)	13,716
Cash and cash equivalents at beginning of period	7,889	43,305	6,415	57,609
Cash and equivalents at end of period	$8,785	$59,282	$3,258	$71,325

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(660)	$16,768	$24,092	$40,200
Cash flows from (used in) investing activities	770	14,025	(34,149)	(19,354)
Cash flows from (used in) financing activities	(12,520)	(25,884)	9,814	(28,590)
Effect of exchange rates changes on cash	-	92	-	92
Change in cash and cash equivalents	(12,410)	5,001	(243)	(7,652)
Cash and cash equivalents at beginning of period	69,728	46,966	7,485	124,179
Cash and equivalents at end of period	$57,318	$51,967	$7,242	$116,527

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     In December 2007, we acquired two Renaissance resort hotels. The acquisition of these hotels makes the comparison of hotel operating results between the quarters ended March 31, 2008 and March 31, 2007 difficult. As a result, we have utilized a same-store comparison when comparing earnings before interest, taxes, depreciation and amortization, or EBITDA, Hotel EBITDA, Hotel EBITDA margin and funds from operations, or FFO. These are all non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations. For purposes of these same-store comparisons, we have adjusted the March 31, 2007 numbers to remove discontinued operations and gains on sale of condominium units, and added the historical results of operations of the two Renaissance hotels. We believe that this is helpful for the investor to better understand our current year operating results.

In 2006, we embarked on a $440 million renovation program at our 83 hotels (excluding the two hotels acquired in December 2007) designed to improve the quality, returns on investment and competitive position of these hotels. We have completed renovations at 75 of these hotels, and we currently expect to complete the remaining renovations by year-end 2008. In the first quarter of 2008, 19 hotels were undergoing renovation creating disruption at these hotels. Despite renovation-related disruptions at these 19 hotels, we experienced 4.6% growth in revenue per available room, or RevPAR, compared to first quarter 2007. Renovations at 61 hotels had been completed for a full quarter at March 31, 2008. RevPAR at these hotels increased 7.9%, compared to the same period last year. These results indicate the continuing positive impact of our renovation program. We believe that our renovated hotels will continue to perform better than the industry average.

In the first quarter of 2008, we identified six hotels as candidates to be sold. Because of our shorter remaining estimated hold period on these hotels, we recorded impairment charges of $17.1 million related to two of these hotels. This $17.1 million charge is reflected in our current year loss from continuing operations, Same-Store FFO and Same-Store EBITDA.

For the first quarter of 2008, we declared and paid common distributions of $0.35 per unit.

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended March 31,
	2008	2007	% Change 2008-2007
RevPAR	$101.55	$97.06	4.6%
Same-Store Hotel EBITDA(1)	$82,165	$78,428	4.8%
Same-Store Hotel EBITDA margin(1)	28.2%	28.4%	(0.7)%
Income (loss) from continuing operations(2)	$(12,937)	$21,100	(161.3)%
Same-Store FFO(1) (3)	$14,702	$27,446	(46.4)%
Same-Store EBITDA(1)(4)	$53,790	$79,309	(32.2)%

_____________

(1)

A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)     Included in income (loss) from continuing operations are the following amounts (in thousands):

	Three Months Ended March 31,
	2008	2007
Impairment loss	$(17,131)	$-
Conversion costs	(259)	-
Gain on sale of unconsolidated hotels	-	11,182
Gain on sale of condominium	-	3,281
Abandoned projects	-	(22)
Charges related to debt extinguishment, net of minority interests	-	(811)

(3)     Same-Store FFO has not been adjusted for the following items included in net income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Impairment loss	$(17,131)	$-
Conversion costs	(259)	-
Abandoned projects	-	(22)
Charges related to debt extinguishment, net of minority interests	-	(811)

(4)	Same-Store EBITDA has not been adjusted for the following amounts included in net income (loss)

(in thousands):

	Three Months Ended March 31,
	2008	2007
Impairment loss	$(17,131)	$-
Conversion costs	(259)	-
Gain on sale of hotels	-	6,031
Gain on sale of hotels in unconsolidated entities	-	11,182
Abandoned projects	-	(22)
Charges related to debt extinguishment, net of minority interests	-	(811)

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

For the three months ended March 31, 2008, we recorded a net loss applicable to common unitholders of $22.6 million, or $0.36 per unit, compared to net income applicable to common unitholders of $19.9 million, or $0.32 per unit, for the same period in 2007. The current year loss includes a $17.1 million impairment charge on two hotels. The prior year net income includes (i) gains from sale of hotels of $17.2 million ($6.0 million in discontinued operations and $11.2 million in equity in income from unconsolidated entities), (ii) $3.3 million gain on sale of condominiums, and (iii) $3.6 million of operating income from hotels sold in 2007 included in discontinued operations.

We had a loss from continuing operations of $12.9 million in the first quarter of 2008, compared to income from continuing operations of $21.1 million for the same period in 2007. The decrease in income from continuing operations is principally attributed to: (i) a $17.1 million impairment charge in the first quarter of 2008; (ii) $11.2 million equity in income from unconsolidated entities from the gain on sale of a hotel by one of our unconsolidated entities in the first quarter of 2007; and (iii) a $3.3 million gain from the sale of condominium units in first quarter of 2007.

The first quarter of 2008 was our first complete quarter to include results of operations from two hotels (the Renaissance Esmeralda Resort & Spa in Indian Wells, California, and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida) acquired in December 2007. As such, we experienced increases in our revenues and expenses within continuing operations compared to the same period in 2007.

In the first quarter of 2008, total revenue from continuing operations was $291.9 million, a 17.4% increase compared to the same period in 2007. The increase in revenue is principally attributed to a 4.6% increase in RevPAR and revenue of the two recently-acquired hotels of $29.1 million.

In the first quarter of 2008, hotel departmental expense increased $18.9 million compared to the same period in 2007, of which $13.2 million is attributable to the two recently-acquired hotels and the remainder primarily reflects increased occupancy. As a percentage of total revenue, hotel departmental expenses increased from 31.5% to 33.3% compared to the same period in 2007. Rooms expense decreased as a percentage of total revenue from 19.6% to 18.7%, which was offset by an increase in food and beverage expense as a percent of total revenue from 9.9% to 12.2% and an increase in other operating department expenses as a percent of total revenue from 2.0% to 2.4%. These changes in the departmental expenses as a percent of total revenue are primarily due to the mix and nature of the business of the two recently-acquired Renaissance hotels, which are both resort properties. The average daily rate, or ADR, at the two recently-acquired hotels was 68% higher than the remainder of the portfolio in the first quarter of 2008, which was the principal reason for the improvement in rooms expense as a percentage of total revenue. The two Renaissance hotels contributed nearly 30% of our food and beverage revenue during the first quarter of 2008, which generally has significantly higher expenses as a percent of revenue.

In the first quarter of 2008, other property operating costs increased $8.6 million compared to the same period in 2007, of which $6.0 million related to the two recently-acquired hotels in December 2007. As a percentage of total revenue, other property operating costs decreased from 27.6% to 26.4% compared to the same period in 2007. Both the recently-acquired hotels and the remainder of the portfolio contributed to this percentage improvement.

In the first quarter of 2008, management and franchise fees increased $2.8 million compared to the same period in 2007, of which $0.9 million related to the two recently-acquired hotels. The change in management and franchise fees as a percentage of revenue in the first quarter of 2008 compared to the same period in 2007 was not significant.

In the first quarter of 2008, taxes, insurance and lease expense increased $0.1 million compared to the same period in 2007. The taxes, insurance and lease expense related to the two recently-acquired hotels aggregated $1.4 million for the first quarter of 2008. As a percentage of total revenue, taxes, insurance and lease expense decreased from 11.8% to 10.0% compared to the same period in 2007. The decrease in percentage primarily relates to a decrease of $2.1 million in percentage lease expense. Several of our percentage leases were reset in late 2007 at more favorable terms for our consolidated hotel lessees.

Corporate expenses remained essentially unchanged in the first quarter of 2008 compared to the same period in 2007.

In the first quarter of 2008, depreciation and amortization expense increased $8.7 million, compared to the same period in 2007, of which $2.0 million related to the two recently-acquired hotels, and the rest of the increase is attributed to the $227.5 million of consolidated hotel capital expenditures incurred in 2007.

In the first quarter of 2008, we identified six hotels as candidates to be sold. Because of our shorter remaining estimated hold period on these hotels, we tested them for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over the expected remaining hold period. Of the hotels tested, two hotels failed the test under SFAS No. 144, which resulted in an impairment charge of $17.1 million to write down these hotel assets to our current estimate of their fair market value before selling expenses.

     In the first quarter of 2008, we had other expenses primarily related to condominium management expenses and conversion costs related to our Hotel 480 Union Square hotel in San Francisco, which we will rebrand as a Marriott in early 2009.

Net interest expense included in continuing operations for the first quarter increased $3.1 million compared to the same period in 2007. This increase was primarily attributable to an increase in interest expense related to the mortgage debt on the acquired hotels, partially offset by decreases in floating rate debt.

Equity in income from unconsolidated entities decreased to a loss of $0.6 million in the first quarter of 2008 from income of $12.8 million in the first quarter of 2007. This decrease is primarily attributed to $11.2 million of income received from the gain on the sale of an unconsolidated hotel during the first quarter of 2007.

     During the first quarter of 2007, we finalized the sale of 31 of the 184 units at our Royale Palms condominium project and recognized a gain on sale of $3.3 million under the completed contract method.

Discontinued operations for the three months ended March 31, 2007, includes the operating income of $3.6 million, charges related to early extinguishment of debt of $0.9 million, and minority interest expense of $0.4 million related to the eleven hotels we sold in 2007. Discontinued operations also include $6.0 million of gains related to the sale of two hotels during the first quarter of 2007.

Non-GAAP Financial Measures

We refer in this report to certain “non-GAAP financial measures.” These measures, including FFO, Same-Store FFO, EBITDA, Same-Store EBITDA, Same-Store Hotel EBITDA and Same-Store Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with GAAP. The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.

     The following tables detail our computation of FFO, Same-Store FFO, EBITDA and Same-Store EBITDA (in thousands, except per unit data):

Reconciliation of Net Income (Loss) to FFO and Same-Store FFO

	Three Months Ended March 31,
	2008			2007
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net income (loss)	$(12,950)			$29,588
Preferred distributions	(9,678)			(9,678)
Net income (loss) applicable to common unitholders	(22,628)	63,068	$(0.36)	19,910	63,117	$0.32
Depreciation and amortization	33,768	-	0.53	25,051	-	0.40
Depreciation, unconsolidated entities and discontinued operations	3,549	-	0.06	2,863	-	0.04
Gain on sale of hotels	-	-	-	(6,031)	-	(0.10)
Gain on sale of hotels in unconsolidated entities	-	-	-	(11,182)	-	(0.18)
Conversion of FelCor options and unvested restricted stock	-	126	-	-	-	-
FFO	14,689	63,194	0.23	30,611	63,117	0.48
FFO from discontinued operations	13	-	-	(3,269)	-	(0.05)
FFO from acquired hotels(a)	-	-	-	3,385	-	0.05
Gain on sale of condominiums	-	-	-	(3,281)	-	(0.05)
Same-Store FFO	$14,702	63,194	$0.23	$27,446	63,117	$0.43

(a)     We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

FFO has not been adjusted for the following amounts included in net income (loss) applicable to common unitholders (in thousands):

	Three Months Ended March 31,
	2008	2007
Impairment loss	$(17,131)	$-
Conversion costs	(259)	-
Abandoned projects	-	(22)
Charges related to debt extinguishment, net of minority interests	-	(811)

Reconciliation of Net Income (Loss) to EBITDA and Same-Store EBITDA

(in thousands)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(12,950)	$29,588
Depreciation and amortization	33,768	25,051
Depreciation, unconsolidated entities and discontinued operations	3,549	2,863
Interest expense	26,549	24,118
Interest expense, unconsolidated entities and discontinued operations	1,596	1,574
Amortization of FelCor stock compensation	1,265	1,407
EBITDA	53,777	84,601
EBITDA from discontinued operations	13	(8,516)
EBITDA from acquired hotels(a)	-	6,505
Gain on sale of condominiums	-	(3,281)
Same-Store EBITDA	$53,790	$79,309

(a)     We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

EBITDA has not been adjusted for the following amounts included in net income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Impairment loss	$(17,131)	$-
Conversion costs	(259)	-
Gain on sale of hotels	-	6,031
Gain on sale of hotels in unconsolidated entities	-	11,182
Abandoned projects	-	(22)
Charges related to debt extinguishment, net of minority interests	-	(811)

     The following tables detail our computation of Same-Store Hotel EBITDA, Same-Store Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at the dates presented.

Same-Store Hotel EBITDA and Same-Store Hotel EBITDA Margin

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Total revenues	$291,875	$248,672
Other revenue	(328)	(131)
Revenue from acquired hotels(a)	-	27,985
Same-Store hotel operating revenue	291,547	276,526
Same-Store hotel operating expenses	(209,382)	(198,098)
Same-Store Hotel EBITDA	$82,165	$78,428
Same-Store Hotel EBITDA margin(b)	28.2%	28.4%

(a)     We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

(b)     Same-Store Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expenses to Same-Store Hotel Operating Expenses

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Total operating expenses	$278,116	$221,034
Unconsolidated taxes, insurance and lease expense	2,122	1,703
Consolidated hotel lease expense	(12,197)	(14,259)
Corporate expenses	(6,827)	(6,787)
Depreciation and amortization	(33,768)	(25,051)
Impairment loss	(17,131)	-
Other expenses	(933)	(22)
Expenses from acquired hotels(a)	-	21,480
Same-Store Hotel operating expenses	$209,382	$198,098

(a)     We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

     The following tables reconcile net income (loss) to Same-Store Hotel EBITDA and the ratio of operating income to total revenue to Same-Store Hotel EBITDA margin.

Reconciliation of Net Income (Loss) to Same-Store Hotel EBITDA

(in thousands)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(12,950)	$29,588
Discontinued operations	13	(8,488)
EBITDA from acquired hotels(a)	-	6,505
Equity in loss (income) from unconsolidated entities	622	(12,771)
Minority interests	71	(282)
Consolidated hotel lease expense	12,197	14,259
Unconsolidated taxes, insurance and lease expense	(2,122)	(1,703)
Interest expense, net	26,003	22,872
Corporate expenses	6,827	6,787
Depreciation and amortization	33,768	25,051
Impairment loss	17,131	-
Other revenue	(328)	(131)
Other expenses	933	22
Gain on sale of condominiums	-	(3,281)
Same-Store Hotel EBITDA	$82,165	$78,428

(a)     We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Reconciliation of Ratio of Operating Income to Total Revenues to Same-Store Hotel EBITDA Margin

	Three Months Ended March 31,
	2008	2007
Ratio of operating income to total revenues	4.7%	10.0%
Other revenue	(0.1)	-
Revenue from acquired hotels(a)	-	10.1
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.6)
Consolidated lease expense	4.2	5.2
Other expenses	0.3	-
Corporate expenses	2.3	2.4
Depreciation and amortization	11.6	9.1
Impairment loss	5.9	-
Expenses from acquired hotels(a)	-	(7.8)
Same-Store Hotel EBITDA margin	28.2%	28.4%

(a)     We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Substantially all of our non-current assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company’s operations. These supplemental measures, including FFO, Same-Store FFO, EBITDA, Same-Store EBITDA, Same-Store Hotel EBITDA and Same-Store Hotel EBITDA margin, are not measures of operating performance under GAAP. However, we consider these non-GAAP measures to be supplemental measures of a REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of our operating performance.

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

Same-Store Comparisons

     To derive same-store comparisons we have adjusted the numbers to remove discontinued operations and gains on sales of condominium units; and have added the historical results of operations from the two Renaissance hotels acquired in December 2007.

Limitations of Non-GAAP Measures

FelCor’s management and Board of Directors use FFO, Same-Store FFO, EBITDA, Same-Store EBITDA, Same-Store Hotel EBITDA and Same-Store Hotel EBITDA margin to evaluate the performance of our hotels and to facilitate comparisons between us and lodging REITs, hotel owners who are not REITs and other capital intensive companies. We use Same-Store Hotel EBITDA and Same-Store Hotel EBITDA margin in evaluating hotel-level performance and the operating efficiency of our hotel managers.

The use of these non-GAAP financial measures has certain limitations. FFO, Same-Store FFO, EBITDA, Same-Store EBITDA, Same-Store Hotel EBITDA and Same-Store Hotel EBITDA margin, as presented by us, may not be comparable to FFO, Same-Store FFO, EBITDA, Same-Store EBITDA, Same-Store Hotel EBITDA and Same-Store Hotel EBITDA margin as calculated by other real estate companies. These measures do not reflect certain expenses that we incurred and will incur, such as depreciation, interest and capital expenditures. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. Neither should FFO, FFO per unit, Same-Store FFO, EBITDA, or Same-Store EBTIDA be considered as measures of our liquidity or indicative of funds available for our cash needs, including our ability to make cash distributions or service our debt. FFO per unit does not measure, and should not be used as a measure of, amounts that accrue directly to the benefit of unitholders. FFO, Same-Store FFO, EBITDA, Same-Store EBITDA, Same-Store Hotel EBITDA and Same-Store Hotel EBITDA margin reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. Management strongly encourages investors to review our financial information in its entirety and not to rely on a single financial measure.

Hotel Portfolio Composition

The following tables set forth, as of March 31, 2008, for 85 Consolidated Hotels distribution by brand, by our top markets, by type of location, and by market segment.

Brand	Hotels	Rooms	% of Total Rooms	% of 2007 Hotel EBITDA (a) (b)
Embassy Suites Hotels	47	12,129	49	58
Holiday Inn	17	6,305	25	19
Sheraton and Westin	9	3,217	13	14
Doubletree	7	1,471	6	7
Renaissance and Hotel 480	3	1,324	5	-	(b)
Hilton	2	559	2	2

Top Markets
South Florida	5	1,436	6	7
Atlanta	5	1,462	6	7
Los Angeles area	4	898	4	6
San Francisco area	6	2,141	8	6
Orlando	5	1,690	7	5
Dallas	4	1,333	5	4
Minneapolis	3	736	3	4
Phoenix	3	798	3	4
Northern New Jersey	3	756	3	4
San Diego	1	600	2	3
Washington, D.C.	1	443	2	3
Chicago	3	795	3	3
San Antonio	3	874	4	3
Philadelphia	2	729	3	3
Boston	2	532	2	2

Location
Suburban	33	8,360	33	36
Airport	20	6,205	26	26
Urban	20	6,362	25	25
Resort	12	4,078	16	13

Segment
Upper-upscale	68	18,700	75	81
Full service	17	6,305	25	19

(a)

Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

(b)	We acquired the Renaissance Esmeralda Resort & Spa and the Renaissance Vinoy Resort & Golf Club in December 2007. They did not make a significant contribution to our 2007 Hotel EBITDA.

Hotel Operating Statistics

     The following tables set forth occupancy, ADR and RevPAR at March 31, 2008 and 2007, and the percentage changes thereof between the periods presented, for hotels included in our consolidated operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended March 31,
	2008	2007	%Variance
Embassy Suites Hotels	73.0	72.5	0.7
Holiday Inn	70.0	63.4	10.4
Sheraton and Westin	66.1	68.8	(3.8)
Doubletree	75.6	71.7	5.5
Renaissance and Hotel 480(a)	70.7	73.5	(3.9)
Hilton	52.3	38.9	34.5

Total hotels	70.9	69.0	2.8

	ADR ($)
	Three Months Ended March 31,
	2008	2007	%Variance
Embassy Suites Hotels	152.21	148.43	2.5
Holiday Inn	117.89	112.82	4.5
Sheraton and Westin	130.15	131.69	(1.2)
Doubletree	153.99	149.54	3.0
Renaissance and Hotel 480(a)	210.97	208.20	1.3
Hilton	106.35	106.22	0.1

Total hotels	143.21	140.76	1.7

	RevPAR ($)
	Three Months Ended March 31,
	2008	2007	%Variance
Embassy Suites Hotels	111.09	107.55	3.3
Holiday Inn	82.50	71.54	15.3
Sheraton and Westin	86.06	90.56	(5.0)
Doubletree	116.42	107.18	8.6
Renaissance and Hotel 480(a)	149.09	153.05	(2.6)
Hilton	55.62	41.30	34.7

Total hotels	101.55	97.06	4.6

(a)     Decreases in occupancy and RevPAR are principally related to renovation-related disruption at Hotel 480 Union Square. We have included historical room statistics for the two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended March 31,
	2008	2007	%Variance
South Florida	87.1	86.8	0.3
Atlanta	76.3	74.5	2.4
Los Angeles area	73.6	77.5	(5.1)
San Francisco area	71.0	66.8	6.3
Orlando	81.9	79.2	3.5
Dallas	69.9	70.4	(0.8)
Minneapolis	67.0	69.1	(3.1)
Phoenix	75.9	81.9	(7.4)
Northern New Jersey	66.4	59.8	10.9
San Diego	80.5	78.5	2.6
Washington, D.C.	43.9	62.7	(29.9)
Chicago	65.0	60.0	8.4
San Antonio	77.1	71.9	7.3
Philadelphia	62.5	55.8	11.9
Boston	69.0	51.9	32.9
	ADR ($)
	Three Months Ended March 31,
	2008	2007	%Variance
South Florida	199.14	198.07	0.5
Atlanta	127.06	125.34	1.4
Los Angeles area	156.95	150.64	4.2
San Francisco area	136.24	131.09	3.9
Orlando	124.53	122.71	1.5
Dallas	130.17	130.64	(0.4)
Minneapolis	145.02	139.03	4.3
Phoenix	186.19	180.43	3.2
Northern New Jersey	161.98	152.06	6.5
San Diego	152.80	152.53	0.2
Washington, D.C.	162.65	172.96	(6.0)
Chicago	120.74	122.42	(1.4)
San Antonio	113.77	109.50	3.9
Philadelphia	136.34	122.85	11.0
Boston	136.39	140.39	(2.8)
	RevPAR ($)
	Three Months Ended March 31,
	2008	2007	%Variance
South Florida	173.37	171.95	0.8
Atlanta	96.90	93.32	3.8
Los Angeles area	115.45	116.81	(1.2)
San Francisco area	96.69	87.51	10.5
Orlando	102.05	97.17	5.0
Dallas	90.96	92.01	(1.1)
Minneapolis	97.14	96.13	1.1
Phoenix	141.34	147.85	(4.4)
Northern New Jersey	107.47	90.95	18.2
San Diego	123.01	119.68	2.8
Washington, D.C.	71.44	108.36	(34.1)
Chicago	78.53	73.46	6.9
San Antonio	87.75	78.71	11.5
Philadelphia	85.16	68.60	24.1
Boston	94.10	72.87	29.1

Liquidity and Capital Resources

Our principal source of cash to meet our cash requirements, including distributions to unitholders and repayments of indebtedness, is from hotel operations. For the three months ended March 31, 2008, net cash flow provided by operating activities, consisting primarily of hotel operations, was $47.5 million. At March 31, 2008, we had cash on hand of $71.3 million, including approximately $52.5 million held under management agreements to meet minimum working capital requirements.

     We paid common distributions of $0.35 per unit for the first quarter of 2008. FelCor’s board of directors will determine the amount of future common and preferred distributions for each quarter, based upon the actual operating results for that quarter, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

We currently expect that our cash flow provided by operating activities for 2008 will be approximately $193 to $201 million. This cash flow forecast assumes that RevPAR increases between 6.5% and 8.5% and Hotel EBITDA margin increases approximately 50 to 100 basis points. Our current operating plan for 2008 contemplates that we will make aggregate common distributions of $90 million, preferred distributions of $39 million and $22 million in normal recurring principal payments, leaving surplus cash flow (before capital expenditures or additional debt reduction) of approximately $42 to $50 million. In 2008, we plan to spend approximately $150 million for capital expenditures, which will be funded from cash and borrowing under our line of credit.

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

Debt

     Line of Credit

At March 31, 2008, we had borrowings of $30 million outstanding under our $250 million line of credit. The interest rate on our line of credit was LIBOR plus 0.80% at March 31, 2008.

Mortgage Debt

At March 31, 2008, we had $950 million of debt secured by mortgages on our hotels. With respect to two of these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the minimum debt service coverage ratio, however, under the terms of the loan agreement, the lock-box provisions remain in place until the loan is repaid. None of these hotels have ever fallen below the debt service coverage ratio.

     With respect to the mortgage debt assumed in connection with our acquisitions of the Renaissance Vinoy Resort & Golf Club and Renaissance Esmeralda Resort & Spa, all cash from the hotels in excess of operating expenses, taxes, insurance and capital expenditure reserves is subject to lock-box arrangements. In each case, the lender holds lock-box funds that are first applied to meet current debt service obligations, and any excess funds are held in the lock-box account until the relevant hotel meets or exceeds a debt service coverage ratio of 1:1. At March 31, 2008, the debt service coverage ratio for both hotels exceeded 1:1.

Our hotel mortgage debt is non-recourse to us and most contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

     Senior Notes. Our publicly-traded senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum dividend required to meet FelCor’s REIT qualification test; repurchase partnership units; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of one of our indentures, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1, which it does at the date of this filing. If we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness (other than our line of credit), except under certain specific exceptions, or making distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income.

We currently anticipate that we will meet our financial covenant and incurrence tests based on current RevPAR expectations. For 2008, we currently anticipate that our full year 2008 portfolio RevPAR will be between 6.5% and 8.5% above 2007.

Other Debt. In late 2007, we were notified that a AAA-rated money market fund in which we had invested approximately $8.4 million had ceased honoring redemption requests and would liquidate its investments over approximately a six-month period. In order to ensure that our liquidity would not be impaired as a consequence, an affiliate of the fund sponsor provided us with a short-term loan at a rate approximately equal to our earnings rate on the fund. Through the date of this filing we have received redemptions aggregating $3.4 million and the balance remaining on the short-term loan was $4.8 million.

Interest Rate Caps. To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $427.2 million at both March 31, 2008 and December 31, 2007. These interest rate cap agreements have not been designated as hedges and have insignificant fair values at both March 31, 2008 and December 31, 2007, resulting in no significant net earnings impact.

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

Disclosure Regarding Forward-Looking Statements

     This report and the documents incorporated by reference in this report include forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks”, or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements. Among these factors are:

•

general economic and lodging industry conditions, including a prolonged economic slowdown or recession, high inflation, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, the impact on the travel industry of high fuel costs and increased security precautions, and the impact that the bankruptcy of additional major air carriers may have on our revenues and receivables;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2008, approximately 54% of our consolidated debt had fixed interest rates. Currently, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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

Expected Maturity Date
at March 31, 2008

(dollars in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities
Fixed rate:
Debt	$10,504	$142,427	$274,014	$303,028	$2,415	$75,836	$808,224	$816,089
Average interest rate	8.00%	7.27%	8.70%	8.49%	6.49%	6.54%	8.15%
Floating rate:
Debt	300,299	177,225	-	215,000	-	-	692,524	637,119
Average interest rate	3.72%	4.47%	-	6.23%	-	-	4.69%
Total debt	$310,803	$319,652	$274,014	$518,028	$2,415	$75,836	$1,500,748
Average interest rate	3.86%	5.72%	8.70%	7.55%	6.49%	6.54%	6.55%
Net discount							(1,948)
Total debt							$1,498,800

Item 4. Controls and Procedures

     (a)     Evaluation of disclosure controls and procedures.

          We have no employees as FelCor, as our sole general partner, performs our management functions. Under the supervision and with the participation of FelCor’s management, including its chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware Limited Partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: May 8, 2008	By:	/s/ Lester C. Johnson
Name: Lester C. Johnson Title: Senior Vice President and Chief Accounting Officer