Form 10-Q
period 2008-06-30
FelCor Lodging LP
filed 2008-08-07
CIK 1048789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

FELCOR LODGING LIMITED PARTNERSHIP

INDEX

		Page
	PART I. -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets June 30, 2008 and December 31, 2007 (unaudited)	3
	Consolidated Statements of Operations – For the Three and Six Months Ended
	June 30, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Comprehensive Income – For the Three and Six Months
	Ended June 30, 2008 and 2007 (unaudited)	5
	Consolidated Statements of Cash Flows – For the Six Months Ended June 30, 2008
	and 2007 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	General	24
	Financial Comparison	25
	Results of Operations	23
	Non-GAAP Financial Measures	29
	Pro Rata Share of Rooms Owned	36
	Hotel Portfolio Composition	37
	Hotel Operating Statistics	38
	Hotel Portfolio Listing	40
	Liquidity and Capital Resources	42
	Inflation	43
	Seasonality	43
	Disclosure Regarding Forward-Looking Statements	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

	PART II. – OTHER INFORMATION

Item 6.	Exhibits	46

SIGNATURE		47

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

June 30, 2008		December 31, 2007
ASSETS
Investment in hotels, net of accumulated depreciation of $755,654 at June 30, 2008 and $694,464 at December 31, 2007	$2,379,061	$2,400,057
Investment in unconsolidated entities	112,025	127,273
Cash and cash equivalents	70,862	57,609
Restricted cash	16,184	14,846
Accounts receivable, net of allowance for doubtful accounts of $338 at June 30, 2008 and $307 at December 31, 2007	47,024	37,871
Deferred expenses, net of accumulated amortization of $12,002 at June 30, 2008 and $10,820 at December 31, 2007	6,749	8,149
Other assets	31,133	38,030
Total assets	$2,663,038	$2,683,835

LIABILITIES AND PARTNERS’ CAPITAL
Debt, net of discount of $1,813 at June 30, 2008 and $2,082 at December 31, 2007	$1,510,535	$1,475,607
Distributions payable	30,654	30,493
Accrued expenses and other liabilities	131,366	134,159

Total liabilities	1,672,555	1,640,259

Commitments and contingencies

Redeemable units at redemption value, 1,354 units issued and outstanding at June 30, 2008 and December 31, 2007	14,217	21,109
Minority interest in other partnerships	24,818	25,264

Partners’ capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units, issued and outstanding at June 30, 2008 and December 31, 2007	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units, issued and outstanding at June 30, 2008 and December 31, 2007	169,412	169,412
Common units 69,413 units issued and outstanding at June 30, 2008 and December 31, 2007	446,712	490,979
Accumulated other comprehensive income	25,962	27,450

Total partners’ capital	951,448	997,203

Total liabilities, redeemable units and partners’ capital	$2,663,038	$2,683,835

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2008 and 2007

(unaudited, in thousands, except for per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Hotel operating revenue	$305,237	$265,529	$596,784	$514,068
Other revenue	931	715	1,259	845
Total revenues	306,168	266,244	598,043	514,913

Expenses:
Hotel departmental expense	100,137	85,548	197,263	163,813
Other property related costs	76,574	68,584	153,699	137,142
Management and franchise fees	15,973	13,943	31,875	27,066
Taxes, insurance and lease expense	28,862	31,422	58,166	60,651
Corporate expenses	4,864	5,255	11,691	12,041
Depreciation and amortization	35,072	27,155	68,840	52,205
Impairment loss	-	-	17,131	-
Other expenses	900	393	1,833	415
Total operating expenses	262,382	232,300	540,498	453,333

Operating income	43,786	33,944	57,545	61,580
Interest expense, net	(24,769)	(23,207)	(50,772)	(46,079)
Income before equity in income from unconsolidated entities, minority interests and gain on sale of assets	19,017	10,737	6,773	15,501
Equity in income from unconsolidated entities	2,331	3,710	1,709	16,480
Minority interests	(890)	506	(961)	787
Gain on involuntary conversion	3,095	-	3,095	-
Gain on sale of condominiums	-	14,858	-	18,139
Income from continuing operations	23,553	29,811	10,616	50,907
Discontinued operations	-	26,350	(13)	34,840
Net income	23,553	56,161	10,603	85,747
Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) applicable to common unitholders	$13,875	$46,483	$(8,753)	$66,391

Basic per common unit data:
Net income (loss) from continuing operations	$0.22	$0.32	$(0.14)	$0.50
Net income (loss)	$0.22	$0.74	$(0.14)	$1.06
Basic weighted average common units outstanding	63,176	62,941	63,173	62,866

Diluted per common unit data:
Net income (loss) from continuing operations	$0.22	0.32	$(0.14)	$0.50
Net income (loss)	$0.22	0.73	$(0.14)	$1.05
Diluted weighted average common units outstanding	63,322	63,387	63,173	63,254
Cash distributions declared on common units	$0.35	$0.30	$0.70	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2008 and 2007

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$23,553	$56,161	$10,603	$85,747
Foreign currency translation adjustment	242	6,846	(1,488)	7,179
Comprehensive income	$23,795	$63,007	$9,115	$92,926

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$10,603	$85,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,840	52,219
Gain on involuntary conversion	(3,095)	-
Gain on sale of assets	-	(46,627)
Amortization of deferred financing fees and debt discount	1,459	1,342
Amortization of unearned officers’ and directors’ compensation	2,722	2,614
Equity in income from unconsolidated entities	(1,709)	(16,480)
Distributions of income from unconsolidated entities	1,344	660
Charges related to early debt extinguishment	-	901
Impairment loss on hotels	17,131	-
Minority interests	961	294
Changes in assets and liabilities:
Accounts receivable	(7,688)	(8,934)
Restricted cash – operations	(1,337)	189
Other assets	4,219	(5,845)
Accrued expenses and other liabilities	4,103	(3,560)
Net cash flow provided by operating activities	97,553	62,520

Cash flows from investing activities:
Improvements and additions to hotels	(73,625)	(137,129)
Additions to condominium project	(510)	(8,046)
Proceeds from sale of assets	-	165,107
Proceeds from sale of condominiums	-	19,000
Proceeds received from property damage insurance	2,005	1,812
Decrease in restricted cash – investing	(1)	7,152
Redemption of investment securities	3,560	-
Cash distributions from unconsolidated entities	21,608	8,812
Capital contribution to unconsolidated entities	(5,995)	-
Net cash flow provided by (used in) investing activities	(52,958)	56,708

Cash flows from financing activities:
Proceeds from borrowings	103,258	7,142
Repayment of borrowings	(68,599)	(13,765)
Payment of deferred financing fees	(7)	(248)
Exercise of FelCor stock options	-	5,960
Distributions paid to other partnerships’ minority holders	(1,944)	(5,030)
Contributions from minority interest holders	537	1,407
Distributions paid to preferred unitholders	(19,356)	(19,356)
Distributions paid to common unitholders	(45,005)	(31,805)
Net cash flow used in financing activities	(31,116)	(55,695)

Effect of exchange rate changes on cash	(226)	914
Net change in cash and cash equivalents	13,253	64,447
Cash and cash equivalents at beginning of periods	57,609	124,179
Cash and cash equivalents at end of periods	$70,862	$188,626

Supplemental cash flow information — interest paid	$52,426	$52,068

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

At June 30, 2008, we held ownership interests in 89 hotels and were the largest owner of upper-upscale, all-suite hotels. Our sole general partner is FelCor Lodging Trust Incorporated, or FelCor, a real estate investment trust, or REIT. At June 30, 2008, FelCor owned a greater than 97% interest in our operations.

Of the 89 hotels in which we had an ownership interest at June 30, 2008, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 17 hotels.

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

At June 30, 2008, we had an aggregate of 64,522,043 redeemable and common units outstanding.

              The following table reflects the distribution, by brand, of our Consolidated Hotels at June 30, 2008:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,129
Holiday Inn®	17	6,306
Sheraton® and Westin®	9	3,217
Doubletree®	7	1,472
Renaissance® and Hotel 480 Union Square	3	1,324
Hilton®	2	559
Total hotels	85

          Our Consolidated Hotels are located in the United States (23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (14 hotels) and Texas (11 hotels). Approximately 52% of our hotel room revenues in continuing operations during the first six months of 2008 were generated from hotels in these states.

          At June 30, 2008, of our Consolidated Hotels, (i) subsidiaries of Hilton Hotels Corporation managed 54, (ii) subsidiaries of InterContinental Hotels Group PLC, or IHG, managed 17, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. managed nine, (iv) subsidiaries of Marriott International Inc. managed three hotels, and (v) independent management companies managed two.

          We entered into management agreements for our three Marriott-managed hotels in December 2007 (two Renaissance Resorts and an independent hotel, operating as Hotel 480 Union Square). Hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. Our fiscal quarter ended June 30, 2008, includes the results of operations for our Marriott-managed hotels for the twelve-week period ended June 15, 2008.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization – (continued)

          The information in our consolidated financial statements for the three and six months ended June 30, 2008 and 2007 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three and six months ended June 30, 2008 and 2007, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

          We owned 50% interests in joint venture entities that owned 17 hotels at June 30, 2008 and at December 31, 2007. We also owned a 50% interest in joint venture entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services and lease three hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

Summarized combined financial information for 100% of these unconsolidated entities is as follows (in thousands):

	June 30, 2008	December 31, 2007
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$298,179	$288,066
Total assets	$333,489	$319,295
Debt	$226,752	$188,356
Total liabilities	$238,718	$196,382
Equity	$94,771	$122,913

Debt of our unconsolidated entities at June 30, 2008 and December 31, 2007, consisted entirely of non-recourse mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

          The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenues	$27,010	$30,527	$45,953	$52,407
Net income	$5,465	$8,354	$5,286	$28,106

Net income attributable to FelCor LP	$2,798	$4,177	$2,643	$14,053
Additional gain on sale related to basis difference	-	-	-	3,336
Depreciation of cost in excess of book value	(467)	(467)	(934)	(909)
Equity in income from unconsolidated entities	$2,331	$3,710	$1,709	$16,480

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	June 30, 2008	December 31, 2007
Hotel related investments	$38,571	$52,491
Cost in excess of book value of hotel investments	61,812	62,746
Land and condominium investments	11,642	12,036
	$112,025	$127,273

          A summary of the components of our equity in income (loss) from unconsolidated entities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Hotel investments	$2,071	$3,327	$2,103	$16,662
Hotel lessee investments	260	383	(394)	(182)
	$2,331	$3,710	$1,709	$16,480

          In the first quarter of 2007, a 50%-owned joint venture sold the Embassy Suites Hotel in Covina, California. The sale of this hotel resulted in a gain of $15.6 million for this venture. Our basis in this unconsolidated hotel was lower than the venture’s basis, resulting in additional gain on sale.

          In January 2008, a 50%-owned joint venture refinanced a maturing non-recourse mortgage debt secured by eight unconsolidated hotels. Of the $140 million in gross proceeds, $87 million were used to repay the maturing debt, and the balance was either retained in the venture or distributed to the joint venture partners. We received $19.0 million from this distribution.

          In January 2008, a 50%-owned joint venture repaid (with contributions from the joint venturers) a maturing $12.0 million non-recourse loan secured by one hotel. Our contribution was $6.0 million.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      Debt

Debt at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered Hotels	Interest Rate at June 30, 2008	Maturity Date	June 30, 2008	December 31, 2007
Line of credit(a)	none	L + 0.80	August 2011	$45,000	$-
Senior term notes	none	8.50(b)	June 2011	299,288	299,163
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Other	none	L + 0.40	July 2008(c)	4,554	8,350
Total line of credit and senior debt(d)		6.71		563,842	522,513

Mortgage debt	12 hotels	L + 0.93(e)	November 2009(f)	250,000	250,000
Mortgage debt	7 hotels	6.57	June 2009-2014	88,144	89,087
Mortgage debt	7 hotels	7.32	April 2009	119,013	120,827
Mortgage debt	8 hotels	8.70	May 2010	164,157	165,981
Mortgage debt	6 hotels	8.73	May 2010	117,962	119,568
Mortgage debt	2 hotels	L + 1.55(g)	May 2009(h)	176,124	175,980
Mortgage debt	1 hotel	L + 2.85	August 2008(c)	15,500	15,500
Mortgage debt	1 hotel	5.81	July 2016	12,326	12,509
Other	1 hotel	various	various	3,467	3,642
Total mortgage debt(d)	45 hotels	5.98		946,693	953,094
Total		6.25%		$1,510,535	$1,475,607

(a)

We have $250 million of borrowing capacity under our line of credit. The interest rate can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement.

(b)	If the credit rating on our senior debt is downgraded by Moody’s to B1 and Standard & Poor’s rating remains below BB-, the interest rate on these notes will increase to 9.0%.
(c)	This loan was repaid in full in July 2008.
(d)	Interest rates are calculated based on the weighted average debt outstanding at June 30, 2008.
(e)	We have purchased an interest rate cap at 7.8% for this notional amount that expires in November 2009.
(f)

This loan provides us three one-year extension options that permit, in our sole discretion, the maturity to be extended to 2011. In July 2008, we exercised our first one-year option to extend the maturity to November 2009.

(g)	We have purchased interest rate caps at 6.25% for $177 million aggregate notional amounts that expire in May 2009.
(h)	These loans provide us three one-year extension options that permit, in our sole discretion, the maturity to be extended to 2012.

          We reported interest expense of $24.8 million and $23.2 million for the three months ended June 30, 2008 and 2007, respectively, which is net of: (i) interest income of $0.4 million and $1.4 million, and (ii) capitalized interest of $0.3 million and $1.2 million, respectively. We reported interest expense of $50.8 million and $46.1 million for the six months ended June 30, 2008 and 2007, respectively, which is net of: (i) interest income of $1.0 million and $2.7 million, and (ii) capitalized interest of $0.7 million and $2.8 million, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

          Our 2008 financial statements include results of operations from the two hotels (the Renaissance Esmeralda Resort & Spa in Indian Wells, California, and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida) acquired in December 2007. As such, we experienced increases in most of our revenue and expenses within continuing operations compared to the same period in 2007.

          The following table summarizes the components of hotel operating revenue from continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Room revenue	$239,689	$216,813	$469,821	$421,135
Food and beverage revenue	49,010	35,212	95,518	66,985
Other operating departments	16,538	13,504	31,445	25,948
Total hotel operating revenue	$305,237	$265,529	$596,784	$514,068

For the first six months of both 2008 and 2007, more than 99% of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense. The remainder of our revenue was derived from other sources.

The following table summarizes the components of hotel departmental expenses from continuing operations (in thousands):

Three Months Ended June 30,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$56,871	18.6%	$53,058	20.0%
Food and beverage	36,096	11.8	26,655	10.0
Other operating departments	7,170	2.4	5,835	2.2
Total hotel departmental expenses	$100,137	32.8%	$85,548	32.2%

Six Months Ended June 30,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$111,523	18.7%	$101,841	19.8%
Food and beverage	71,542	12.0	51,190	10.0
Other operating departments	14,198	2.4	10,782	2.1
Total hotel departmental expenses	$197,263	33.1%	$163,813	31.9%

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

The following table summarizes the components of other property operating costs from continuing operations (in thousands):

Three Months Ended June 30,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$24,887	8.2%	$21,452	8.1%
Marketing	24,052	7.9	21,459	8.1
Repair and maintenance	14,390	4.7	13,908	5.2
Utilities	13,245	4.3	11,765	4.4
Total other property operating costs	$76,574	25.1%	$68,584	25.8%

Six Months Ended June 30,
	2008		2007
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$50,148	8.4%	$43,893	8.6%
Marketing	47,990	8.1	42,195	8.2
Repair and maintenance	29,151	4.9	27,461	5.3
Utilities	26,410	4.4	23,593	4.6
Total other property operating costs	$153,699	25.8%	$137,142	26.7%

          Hotel departmental expenses and other property operating costs include hotel employee compensation and benefit expenses of $86.1 million and $74.0 million for the three months ended June 30, 2008 and 2007, respectively, and $170.8 million and $145.4 million for the six months ended June 30, 2008 and 2007, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Taxes, Insurance and Lease Expense

          Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating lease expense(a)	$18,718	$19,524	$33,553	$35,687
Real estate and other taxes	6,133	8,618	17,008	17,220
Property insurance, general liability insurance and other	4,011	3,280	7,605	7,744
Total taxes, insurance and lease expense	$28,862	$31,422	$58,166	$60,651

(a)

Includes hotel lease expense of $15.7 million and $17.3 million associated with 13 hotels leased by us from unconsolidated subsidiaries and $3.0 million and $2.3 million of ground lease expense for the three months ended June 30, 2008 and 2007, respectively, and hotel lease expense of $27.9 million and $31.5 million associated with 13 hotels leased by us from unconsolidated subsidiaries and $5.6 million and $4.2 million of ground lease expense for the six months ended June 30, 2008 and 2007, respectively. Operating lease expense includes percentage rent (based on operating results) of $10.8 million and $11.2 million, respectively, for the three months ended June 30, 2008 and 2007, and $17.4 million and $19.0 million, respectively, for the six months ended June 30, 2008 and 2007.

6.	Impairment Charge

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS No. 144 for purposes of determining impairment charges and reporting discontinued operations.

In the first quarter of 2008, we identified six hotels as candidates to be sold. We tested these hotels for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over a revised estimated remaining hold period. Of the hotels tested, two hotels failed the test under SFAS No. 144, which resulted in an impairment charge during the first quarter ended March 31, 2008 of $17.1 million to write down these hotel assets to our then current estimate of their fair market value before selling expenses.

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

7.	Gain on Involuntary Conversion

During the second quarter of 2008, we reached a final settlement of our insurance claims related to our 2005 hurricane losses and realized a gain from involuntary conversion of $3.1 million as the final proceeds received exceeded our estimated basis in the assets requiring replacement.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      Condominium Project

We completed development of our 184-unit Royale Palms condominium project in Myrtle Beach, South Carolina in 2007. In the second quarter of 2007, we recognized a gain on sale of condominiums of $14.9 million, under the completed contract method, and for full year 2007, we recognized $18.6 million of gains, net of $1.0 million of tax. At June 30, 2008, we had five remaining condominium units included in other assets that we expect to sell on a selective basis to maximize the selling price.

9.	Discontinued Operations

Results of operations of eleven hotels sold in 2007 are included in discontinued operations. The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenue	$-	$10,949	$-	$26,447
Operating expenses	-	(6,215)	(13)	(18,094)
Operating income (loss)	-	4,734	(13)	8,353
Interest income (expense), net	-	6	-	(19)
Gain (loss) on sale of hotels, net of income tax	-	22,457	-	28,488
Loss on early extinguishment of debt	-	-	-	(901)
Minority interests	-	(847)	-	(1,081)
Income (loss) from discontinued operations	$-	$26,350	$(13)	$34,840

          In the second quarter of 2007, we sold eight hotels for aggregate proceeds of $126.3 million. In the first six months of 2007, we sold ten consolidated hotels for aggregate gross proceeds of $169.0 million and one unconsolidated hotel for gross proceeds of $22.0 million. The operations of the unconsolidated hotel are consolidated because we owned more than 50% of the lessee.

          We did not have any hotels designated as held for sale at June 30, 2008, and we have not sold any hotels in 2008. We include the operating results of hotels held for sale in discontinued operations. We consider a hotel as “held for sale” once we determine the criteria for this classification under the provisions of SAFS No. 144 has been met.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings (Loss) Per Unit

The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$23,553	$29,811	$10,616	$50,907
Less: Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Income (loss) from continuing operations applicable to common unitholders	13,875	20,133	(8,740)	31,551
Discontinued operations	-	26,350	(13)	34,840
Net income (loss) applicable to common unitholders	$13,875	$46,483	$(8,753)	$66,391

Denominator:
Denominator for basic earnings per unit	63,176	62,941	63,173	62,866
Denominator for diluted earnings per unit	63,322	63,387	63,173	63,254

Earnings (loss) per unit data:
Basic:
Income (loss) from continuing operations	$0.22	$0.32	$(0.14)	$0.50
Discontinued operations	$-	$0.42	$-	$0.56
Net income (loss)	$0.22	$0.74	$(0.14)	$1.06

Diluted:
Income (loss) from continuing operations	$0.22	$0.32	$(0.14)	$0.50
Discontinued operations	$-	$0.41	$-	$0.55
Net income (loss)	$0.22	$0.73	$(0.14)	$1.05

          The following securities, which could potentially dilute basic earnings (loss) per unit in the future, were not included in the computation of diluted earnings (loss) per unit, because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
FelCor’s restricted stock granted but not vested	-	-	120	-
Series A convertible preferred units	9,985	9,985	9,985	9,985

          Series A preferred distributions that would be excluded from net income (loss) applicable to common unitholders, if these Series A preferred units were dilutive, were $6.3 million for both the three months ended June 30, 2008 and 2007, and $12.6 million for the six months ended June 30, 2008 and 2007.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Application of New Accounting Standards

          The FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157") which was effective for us on January 1, 2008. SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. We do not believe that the adoption of this standard has or will have a material effect on our financial position and results of operations.

          The FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which was effective for us on January 1, 2008. SFAS 159 gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We did not make the one-time election upon adoption and therefore do not believe that the adoption of this standard has a material effect on our financial position and results of operations.

          In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 141(R) will have on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for us on or after January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.

12.	Consolidating Financial Information

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Consolidating Financial Information

CONSOLIDATING BALANCE SHEET

June 30, 2008

(in thousands)

ASSETS
	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$120,475	$969,435	$1,289,151	$-	$2,379,061
Equity investment in consolidated entities	1,361,450	-	-	(1,361,450)	-
Investment in unconsolidated entities	83,216	27,202	1,607	-	112,025
Cash and cash equivalents	16,805	51,775	2,282	-	70,862
Restricted cash	204	3,663	12,317	-	16,184
Accounts receivable	4,424	42,620	(20)	-	47,024
Deferred expenses	3,148	197	3,404	-	6,749
Other assets	5,456	21,029	4,648	-	31,133

Total assets	$1,595,178	$1,115,921	$1,313,389	$(1,361,450)	$2,663,038

LIABILITES AND PARTNERS’ CAPITAL
Debt	$579,342	$122,223	$808,970	$-	$1,510,535
Distributions payable	30,654	-	-	-	30,654
Accrued expenses and other liabilities	19,517	98,619	13,230	-	131,366

Total liabilities	629,513	220,842	822,200	-	1,672,555

Redeemable units, at redemption value	14,217	-	-	-	14,217
Minority interest – other partnerships	-	640	24,178	-	24,818

Preferred units	478,774	-	-	-	478,774
Common units	472,674	868,477	467,011	(1,361,450)	446,712
Accumulated other comprehensive income	-	25,962	-	-	25,962
Total partners’ capital	951,448	894,439	467,011	(1,361,450)	951,448

Total liabilities, redeemable units and partners' capital	$1,595,178	$1,115,921	$1,313,389	$(1,361,450)	$2,663,038

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands)

ASSETS
	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$122,225	$973,614	$1,304,218	$-	$2,400,057
Equity investment in consolidated entities	1,365,512	-	-	(1,365,512)	-
Investment in unconsolidated entities	97,810	27,820	1,643	-	127,273
Cash and cash equivalents	7,889	43,305	6,415	-	57,609
Restricted cash	364	3,790	10,692	-	14,846
Accounts receivable	2,508	35,198	165	-	37,871
Deferred expenses	3,839	344	3,966	-	8,149
Other assets	14,593	20,262	3,175	-	38,030

Total assets	$1,614,740	$1,104,333	$1,330,274	$(1,365,512)	$2,683,835

LIABILITES AND PARTNERS’ CAPITAL
Debt	$538,012	$124,469	$813,126	$-	$1,475,607
Distributions payable	30,493	-	-	-	30,493
Accrued expenses and other liabilities	27,923	91,880	14,356	-	134,159

Total liabilities	596,428	216,349	827,482	-	1,640,259

Redeemable units, at redemption value	21,109	-	-	-	21,109
Minority interest – other partnerships	-	70	25,194	-	25,264

Preferred units	478,774	-	-	-	478,774
Common units	518,429	860,464	477,598	(1,365,512)	490,979
Accumulated other comprehensive income	-	27,450	-	-	27,450
Total partners’ capital	997,203	887,914	477,598	(1,365,512)	997,203

Total liabilities, redeemable units and partners' capital	$1,614,740	$1,104,333	$1,330,274	$(1,365,512)	$2,683,835

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2008

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$305,237	$-	$-	$305,237
Percentage lease revenue	7,258	-	47,916	(55,174)	-
Other revenue	-	-	931	-	931
Total revenue	7,258	305,237	48,847	(55,174)	306,168

Expenses:
Hotel operating expenses	-	192,684	-	-	192,684
Taxes, insurance and lease expense	1,133	76,631	6,272	(55,174)	28,862
Corporate expenses	259	2,997	1,608	-	4,864
Depreciation and amortization	2,679	15,029	17,364	-	35,072
Other expenses	-	103	797	-	900
Total operating expenses	4,071	287,444	26,041	(55,174)	262,382
Operating income	3,187	17,793	22,806	-	43,786
Interest expense, net	(9,744)	(2,825)	(12,200)	-	(24,769)
Income (loss) before equity in income from unconsolidated entities and minority interests	(6,557)	14,968	10,606	-	19,017
Equity in income from consolidated entities	26,018	-	-	(26,018)	-
Equity in income (loss) from unconsolidated entities	2,087	262	(18)	-	2,331
Minority interests	-	(626)	(264)	-	(890)
Gain on involuntary conversion	2,005	145	945	-	3,095
Income from continuing operations	23,553	14,749	11,269	(26,018)	23,553
Net income	23,553	14,749	11,269	(26,018)	23,553
Preferred distributions	(9,678)	-	- -		(9,678)
Net income applicable to unitholders	$13,875	$14,749	$11,269	$(26,018)	$13,875

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2007

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$265,529	$-	$-	$265,529
Percentage lease revenue	7,173	-	38,786	(45,959)	-
Other revenue	1	-	714	-	715
Total revenue	7,174	265,529	39,500	(45,959)	266,244

Expenses:
Hotel operating expense	-	168,075	-	-	168,075
Taxes, insurance and lease expense	1,273	70,364	5,744	(45,959)	31,422
Corporate expenses	296	3,278	1,681	-	5,255
Depreciation	2,088	13,221	11,846	-	27,155
Other expenses	-	-	393	-	393
Total operating expenses	3,657	254,938	19,664	(45,959)	232,300
Operating income	3,517	10,591	19,836	-	33,944
Interest expense, net	(6,456)	(1,830)	(14,921)	-	(23,207)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(2,939)	8,761	4,915	-	10,737
Equity in income from consolidated entities	55,296	-	-	(55,296)	-
Equity in income from unconsolidated entities	3,617	110	(17)	-	3,710
Minority interests in other partnerships	-	534	(28)	-	506
Gain on condominiums	-	-	14,858	-	14,858
Income from continuing operations	55,974	9,405	19,728	(55,296)	29,811
Discontinued operations from consolidated entities	187	25,038	1,125	-	26,350
Net income	56,161	34,443	20,853	(55,296)	56,161
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income applicable to unitholders	$46,483	$34,443	$20,853	$(55,296)	$46,483

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2008

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$596,784	$-	$-	$596,784
Percentage lease revenue	13,312	-	100,288	(113,600)	-
Other revenue	-	4	1,255	-	1,259
Total revenue	13,312	596,788	101,543	(113,600)	598,043

Expenses:
Hotel operating expenses	-	382,837	-	-	382,837
Taxes, insurance and lease expense	2,488	155,519	13,759	(113,600)	58,166
Corporate expenses	567	6,853	4,271	-	11,691
Depreciation and amortization	5,219	29,585	34,036	-	68,840
Impairment loss	-	-	17,131	-	17,131
Other expenses	1	368	1,464	-	1,833
Total operating expenses	8,275	575,162	70,661	(113,600)	540,498
Operating income	5,037	21,626	30,882	-	57,545
Interest expense, net	(19,630)	(5,574)	(25,568)	-	(50,772)
Income (loss) before equity in income from unconsolidated entities and minority interests	(14,593)	16,052	5,314	-	6,773
Equity in income from consolidated entities	21,029	-	-	(21,029)	-
Equity in income (loss) from unconsolidated entities	2,162	(417)	(36)	-	1,709
Minority interests	-	(483)	(478)	-	(961)
Gain on involuntary conversion	2,005	145	945	-	3,095
Income from continuing operations	10,603	15,297	5,745	(21,029)	10,616
Discontinued operations from consolidated entities	-	(13)	-	-	(13)
Net income	10,603	15,284	5,745	(21,029)	10,603
Preferred distributions	(19,356)	-	-	-	(19,356)
Net income (loss) applicable to unitholders	$(8,753)	$15,284	$5,745	$(21,029)	$(8,753)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2007

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$514,068	$-	$-	$514,068
Percentage lease revenue	12,750	-	80,785	(93,535)	-
Other revenue	116	-	729	-	845
Total revenue	12,866	514,068	81,514	(93,535)	514,913

Expenses:
Hotel operating expense	-	328,021	-	-	328,021
Taxes, insurance and lease expense	2,258	140,821	11,107	(93,535)	60,651
Corporate expenses	622	7,270	4,149	-	12,041
Depreciation	4,172	25,299	22,734	-	52,205
Other expenses	-	22	393	-	415
Total operating expenses	7,052	501,433	38,383	(93,535)	453,333
Operating income	5,814	12,635	43,131	-	61,580
Interest expense, net	(12,468)	(3,668)	(29,943)	-	(46,079)
Income (loss) before equity in income from unconsolidated entities, minority interests and gain on sale of assets	(6,654)	8,967	13,188	-	15,501
Equity in income from consolidated entities	75,035	-	-	(75,035)	-
Equity in income from unconsolidated entities	17,059	(543)	(36)	-	16,480
Minority interests in other partnerships	-	1,125	(338)	-	787
Gain on condominiums	-	-	18,139	-	18,139
Income from continuing operations	85,440	9,549	30,953	(75,035)	50,907
Discontinued operations from consolidated entities	307	32,323	2,210	-	34,840
Net income	85,747	41,872	33,163	(75,035)	85,747
Preferred distributions	(19,356)	-	-	-	(19,356)
Net income applicable to unitholders	$66,391	$41,872	$33,163	$(75,035)	$66,391

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(7,197)	$46,716	$58,034	$97,553
Cash flows from (used in) investing activities	18,812	(37,526)	(34,244)	(52,958)
Cash flows from (used in) financing activities	(2,699)	(494)	(27,923)	(31,116)
Effect of exchange rates changes on cash	-	(226)	-	(226)
Change in cash and cash equivalents	8,916	8,470	(4,133)	13,253
Cash and cash equivalents at beginning of period	7,889	43,305	6,415	57,609
Cash and equivalents at end of period	$16,805	$51,775	$2,282	$70,862

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$1,264	$30,044	$31,212	$62,520
Cash flows from (used in) investing activities	(5,586)	67,609	(5,315)	56,708
Cash flows from (used in) financing activities	62,794	(93,057)	(25,432)	(55,695)
Effect of exchange rates changes on cash	-	914	-	914
Change in cash and cash equivalents	58,472	5,510	465	64,447
Cash and cash equivalents at beginning of period	69,728	46,966	7,485	124,179
Cash and equivalents at end of period	$128,200	$52,476	$7,950	$188,626

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We embarked on a comprehensive hotel renovation program in 2006, designed to improve the quality, returns on investment and competitive position of our hotels. In the second quarter of 2008, revenue per available room, or RevPAR, increased 8.7%, for our 53 hotels where renovations were completed in 2007 and market share for these hotels increased approximately seven percent, compared to the same period last year. Above-market RevPAR increases and improvements in market share at these hotels continues to demonstrate the positive impact of our renovation program. We expect that our renovated hotels will continue to outperform the industry averages.

During the second quarter we completed renovations at three hotels. Since we began our renovation program, we have completed renovations at 78 hotels, which comprise approximately 94% of our portfolio. For the remainder of 2008, we expect to have a meaningful amount of disruption at only one hotel, San Francisco Union Square. The redevelopment of this hotel to a Marriott remains on schedule to be completed in early 2009.

RevPAR at our Consolidated Hotels increased 4.7%, on a same-store basis, for both the quarter and six months ended June 30, 2008, compared to the same periods last year. Our improvement in RevPAR was substantially higher than the average of all US hotels for the same periods (1.2% and 1.5%, respectively). Our hotels also increased their market share approximately four percent for the quarter and approximately three percent for the six months ended June 30, 2008. Our RevPAR increases were driven by increases in Occupancy of 3.0% and 2.9%, for the three and six months ended June 30, 2008, respectively, and improvement in average daily rate, or ADR, of 1.6% and 1.7%, over the same periods, respectively. We attribute the increases in RevPAR largely to our recently renovated hotels.

Hotel EBITDA margins at our Consolidated Hotels improved by 215 basis points for the quarter and 101 basis points for the six months ended June 30, 2008, compared to the same periods last year. The improved margins are the result of the increases in ADR and a concerted effort by our hotel managers to monitor operating expenses.

In December 2007, we acquired two hotels managed by Renaissance Hotels & Resorts, an affiliate of Marriott International, Inc. The acquisition of these hotels makes the comparison of hotel operating results between the quarters and the six months ended June 30, 2008 and June 30, 2007 difficult. As a result, we have utilized a same-store comparison when comparing earnings before interest, taxes, depreciation and amortization, or EBITDA, Hotel EBITDA, Hotel EBITDA margin, and funds from operations, or FFO. These are all non-GAAP financial measures, and detailed reconciliations to the most comparable GAAP measure are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For purposes of these same-store comparisons, we have adjusted our June 30, 2007 information to remove discontinued operations and gains on sale of condominium units and to add the historical results of operations of the two Renaissance hotels. We believe that this is helpful for the investor’s understanding of our current year operating results.

In the first quarter of 2008, we identified six hotels as candidates to be sold. Because of our shorter remaining estimated hold period on these hotels, we tested these hotels under the provisions of SFAS No. 144 and as a result of this test we recorded impairment charges of $17.1 million related to two of these hotels in the first quarter of 2008. This impairment charge is reflected in the six months ended June 30, 2008 income from continuing operations, FFO and EBITDA.

We declared and paid a $0.35 per unit common distribution for both the first and second quarter of 2008. Based on our recently revised forecasts for the second half of the year and limited visibility for 2009, we intend to lower our common distribution payment to $0.15 per unit effective the third quarter of 2008. Given this limited visibility and our focus on liquidity and leverage, we are taking a more conservative approach by setting the new distribution to more closely reflect FelCor’s taxable net income distribution requirement, and will adjust it accordingly to meet our targeted payout ratio. The distribution reduction would equate to annual cash flow savings of approximately $50 million. FelCor’s board of directors will determine the amount of future common and preferred distributions for each quarter, based upon the actual operating results for that quarter, economic conditions, other operating trends, its financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change 2008-2007	2008	2007	% Change 2008-2007
RevPAR	$105.76	$100.99	4.7	$103.66	$99.04	4.7
Hotel EBITDA(1)	$97,353	$86,769	12.2	$179,517	$165,193	8.7
Hotel EBITDA margin(1)	31.9%	29.7%	7.4	30.1%	29.1%	3.4
Income from continuing operations(2)	$23,553	$29,811	(21.0)	$10,616	$50,907	(79.1)
Same-Store FFO(1) (3)	$49,435	$37,509	31.8	$64,138	$64,951	(1.3)
Same-Store EBITDA(1)(4)	$90,188	$77,630	16.2	$143,979	$156,938	(8.3)

____________

(1)

A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Included in income from continuing operations are the following amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impairment loss	$-	$-	$(17,131)	$-
Conversion costs	(103)	-	(362)	-
Gain on sale of unconsolidated hotels	-	-	-	11,182
Gain on sale of condominiums	-	14,858	-	18,139
Gain on involuntary conversion	3,095	-	3,095	-
Abandoned projects	-	-	-	(22)

(3)	Same-Store FFO has not been adjusted for the following items included in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impairment loss	$-	$-	$(17,131)	$-
Conversion costs	(103)	-	(362)	-
Abandoned projects	-	-	-	(22)
Charges related to debt extinguishment, net of minority interests	-	-	-	(811)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Same-Store EBITDA has not been adjusted for the following amounts included in net income

(in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impairment loss	$-	$-	$(17,131)	$-
Conversion costs	(103)	-	(362)	-
Gain on sale of hotels, net of income tax and minority interests	-	21,799	-	27,830
Gain on sale of hotels in unconsolidated entities	-	-	-	11,182
Gain on involuntary conversion	3,095	-	3,095	-
Abandoned projects	-	-	-	(22)
Charges related to debt extinguishment, net of minority interests	-	-	-	(811)

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

For the three months ended June 30, 2008, our net income applicable to common unitholders was $13.9 million, or $0.22 per unit, compared to $46.5 million, or $0.73 per unit, for the same period in 2007. For the current year, this includes a $3.1 million gain related to involuntary conversions from the final settlement of 2005 hurricane claims. For 2007, net income included $42.1 million from (i) gains from sale of hotels ($22.5 million), (ii) gain on sale of condominiums ($14.9 million), and (iii) operating income from hotels sold in 2007, and included in discontinued operations ($4.7 million).

Our income from continuing operations was $23.6 million in the second quarter of 2008, compared to $29.8 million for the same period in 2007. Continuing operations in 2008 included a $3.1 million gain on involuntary conversion while the prior year included a $14.9 million gain from the sale of condominium units.

The second quarter of 2008 was our second complete quarter to include results of operations from two hotels (the Renaissance Esmeralda Resort & Spa in Indian Wells, California, and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida) acquired in December 2007. As such, we reflected increases in our revenues and expenses associated with these hotels compared to the same period in 2007.

In the second quarter of 2008, total revenues were $306.2 million, a 15.0% increase compared to the same period in 2007. The increase in revenue is principally attributed to our 4.7% increase in RevPAR and $25.6 million of revenue from the two recently-acquired Renaissance hotels.

In the second quarter of 2008, hotel departmental expense increased $14.6 million compared to the same period in 2007, of which $12.2 million is attributable to the two recently-acquired hotels and the remainder primarily reflects expenses associated with increased occupancy compared to the same period in 2007. As a percentage of total revenue, hotel departmental expenses increased from 32.1% to 32.7% compared to the same period in 2007. Rooms expense decreased as a percentage of total revenue from 19.9% to 18.6%, but food and beverage expense increased as a percent of total revenue from 10.0% to 11.8% and other operating department expenses increased as a percent of total revenue from 2.2% to 2.3% compared to the same period in 2007. These changes in departmental expenses as a percent of total revenue are primarily due to the mix and nature of the business of the two recently-acquired Renaissance hotels, which are both resort properties. ADR at the two recently-acquired hotels was 50% higher than the remainder of the portfolio in the second quarter of 2008, which was the principal reason for the improvement in rooms expense as a percentage of total revenue. Food and beverage revenue generally has significantly higher expenses as a percent of revenue than room revenue, and the two Renaissance hotels contributed approximately 23% of our food and beverage revenue during the second quarter of 2008.

In the second quarter of 2008, other property-related costs increased $8.0 million compared to the same period in 2007, of which $6.1 million related to the two recently-acquired Renaissance hotels. As a percentage of total revenue, other property operating costs decreased from 25.8% to 25.0% compared to the same period in 2007. This improvement reflects decreased repairs and maintenance costs (as a consequence of our recent renovation program) as a percentage of revenue.

In the second quarter of 2008, management and franchise fees increased $2.0 million compared to the same period in 2007, of which $1.2 million resulted from increases in revenue and $0.8 million related to the two recently-acquired hotels. There was no change in management and franchise fees as a percentage of revenue in the second quarter of 2008 compared to the same period in 2007.

In the second quarter of 2008, taxes, insurance and lease expense decreased $2.6 million compared to the same period in 2007. The change from the prior year primarily relates to a decrease of $3.2 million in property taxes largely from reduced assessed values and resolution of estimated property tax accruals related to prior years partially offset by the taxes, insurance and lease expense related to the two recently-acquired Renaissance hotels, of $1.4 million.

Corporate expenses remained essentially unchanged in the second quarter of 2008 compared to the same period in 2007.

In the second quarter of 2008, depreciation and amortization expense increased $7.9 million, compared to the same period in 2007, of which $1.8 million related to the two recently-acquired Renaissance hotels, and the rest of the increase is attributed to increased depreciation associated with $227.5 million of the hotel capital expenditures incurred in 2007.

Net interest expense included in continuing operations for the second quarter increased $1.6 million compared to the same period in 2007. This change in interest expense was primarily attributable to (i) a $1.0 million decrease in interest income due to lower cash balances and interest rates earned on those balances; (ii) a $1.9 million increase in interest expense related to the mortgage debt on the acquired hotels; (iii) a $0.9 million reduction in interest capitalized related to lower renovation-related construction in progress balances; and (iv) partially offset by decreases in interest rates on floating rate debt compared to the second quarter of 2007.

Equity in income from unconsolidated entities for the second quarter decreased $1.4 million compared to the same period in 2007, primarily due to resetting several percentage leases in late 2007 at less favorable terms for our unconsolidated hotel lessors.

During the second quarter of 2008, we finally settled insurance claims relating to 2005 hurricane losses and realized a $3.1 million gain from involuntary conversion.

          During the second quarter of 2007, we finalized the sale of 146 of the 184 units at our Royale Palms condominium project and recognized a $14.9 million gain on sale under the completed contract method.

Discontinued operations for the three months ended June 30, 2007, included operating income of $4.7 million and $0.8 million minority interest expense related to the eleven hotels we sold in 2007. Discontinued operations also included $22.5 million of gains related to the sale of eight hotels during the second quarter of 2007.

Comparison of the Six Months Ended June 30, 2008 and 2007

For the six months ended June 30, 2008, our net loss applicable to common unitholders was $8.8 million, or $0.14 per unit, compared to net income applicable to common unitholders of $66.4 million, or $1.05 per unit, for the same period in 2007. For the current year, the loss included a net $14.0 million from an impairment charge on two hotels ($17.1 million), recorded in the first quarter; and a gain related to involuntary conversion from the final settlement of 2005 hurricane claims ($3.1 million). The prior year net income includes $66.2 million from (i) gains from sale of hotels ($28.5 million in discontinued operations and $11.2 million in equity in income from unconsolidated entities), (ii) gain on sale of condominiums ($18.1 million), and (iii) operating income from hotels sold in 2007 and included in discontinued operations ($8.4 million).

Our income from continuing operations was $10.6 million in the six months ended June 30, 2008, compared to $50.9 million for the same period in 2007. Continuing operations in 2008 included a $17.1 million impairment charge and a $3.1 million gain from involuntary conversion, while the prior year included gains of $29.3 million from the gain on sale of an unconsolidated hotel ($11.2 million) and gains on sale of condominium units ($18.1 million).

The second quarter of 2008 was our second complete quarter to include results of operations from two hotels (the Renaissance Esmeralda Resort & Spa in Indian Wells, California, and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida) acquired in December 2007. As such, we reflected increases in our revenues and expenses associated with these hotels compared to the same period in 2007.

In the six months ended June 30, 2008, total revenues were $598.0 million, a 16.1% increase compared to the same period in 2007. The increase in revenue is principally attributed to our 4.7% increase in RevPAR and $55.2 million of revenue from the two recently-acquired Renaissance hotels.

In the six months ended June 30, 2008, hotel departmental expense increased $33.5 million compared to the same period in 2007, of which $25.4 million is attributable to the two recently-acquired hotels and the remainder primarily reflects expenses associated with increased occupancy compared to the same period in 2007. As a percentage of total revenue, hotel departmental expenses increased from 31.8% to 33.0% compared to the same period in 2007. Rooms expense decreased as a percentage of total revenue from 19.8% to 18.6%, but food and beverage expense increased as a percent of total revenue from 9.9% to 12.0% and other operating department expenses increased as a percent of total revenue from 2.1% to 2.4% compared to the same period in 2007. The change in departmental expenses as a percent of total revenue is primarily due to the mix and nature of the business of the two recently-acquired Renaissance hotels, which are both resort properties. ADR at the two recently-acquired hotels was 60% higher than the remainder of the portfolio in the six months ended June 30, 2008, which was the principal reason for the improvement in rooms expense as a percentage of total revenue. Food and beverage generally has significantly higher expenses as a percent of revenue than room revenue and, the two Renaissance hotels contributed nearly 25% of our food and beverage revenue during the six months ended June 30, 2008.

In the six months ended June 30, 2008, other property-related costs increased $16.6 million compared to the same period in 2007, of which $12.1 million related to the two recently-acquired Renaissance hotels. As a percentage of total revenue, other property operating costs decreased from 26.6% to 25.7% compared to the same period in 2007. This improvement reflects decreased repairs and maintenance costs (as a consequence of our recent renovation program) as a percentage of revenue.

In the six months ended June 30, 2008, management and franchise fees increased $4.8 million compared to the same period in 2007, of which $3.1 million resulted from increases in revenue and $1.7 million related to the two recently-acquired hotels. There was no change in management and franchise fees as a percentage of revenue in the six months ended June 30, 2008 compared to the same period in 2007.

In the six months ended June 30, 2008, taxes, insurance and lease expense decreased $2.5 million compared to the same period in 2007. The change from the prior year primarily relates to a decrease of $3.6 million in percentage rent expense due to the resetting of several of our percentage leases in late 2007 at more favorable terms for our consolidated hotel lessees and a decrease of $1.2 million in property taxes largely from reduced assessed values and successful resolution of estimated property tax accruals related to prior years, partially offset by the taxes, insurance and lease expense related to the two recently-acquired Renaissance hotels of $2.8 million for the six months ended June 30, 2008.

Corporate expenses remained essentially unchanged in the six months ended June 30, 2008 compared to the same period in 2007.

In the six months ended June 30, 2008, depreciation and amortization expense increased $16.6 million, compared to the same period in 2007, of which increase $3.6 million related to the two recently-acquired Renaissance hotels, and the rest of the increase is attributed to increased depreciation associated with $227.5 million of the hotel capital expenditures incurred in 2007.

In the first quarter of 2008, we identified six hotels as candidates to be sold. We tested these hotels for impairment under the provisions of SFAS No. 144 using undiscounted estimated cash flows over a revised estimated remaining hold period. Of the hotels tested, two hotels failed the test under SFAS No. 144, which resulted in an impairment charge during the first quarter ended March 31, 2008 of $17.1 million to write down these hotel assets to our current estimate of their fair market value before selling expenses.

Net interest expense included in continuing operations for the six months ended June 30, 2008 increased $4.7 million compared to the same period in 2007. This increase was primarily attributable to (i) a $1.7 million decrease in interest income due to lower cash balances and interest rates earned on those balances; (ii) a $4.2 million increase in interest expense related to the mortgage debt on the acquired hotels; (iii) a $2.1 million reduction in capitalized interest from lower renovation-related construction in progress balances; and (iv) partially offset by decreases in interest rates on floating rate debt compared to the first six months of 2007.

Equity in income from unconsolidated entities decreased by $14.8 million in the six months ended June 30, 2008 compared to the same period in 2007, primarily due to $11.2 million of income received from the gain on the sale of an unconsolidated hotel during the first quarter of 2007 and resetting several percentage leases in late 2007 at less favorable terms for our unconsolidated hotel lessors.

During the first six months of 2008, we finally settled insurance claims relating to 2005 hurricane losses and realized a $3.1 million gain from involuntary conversion.

          During the six months of 2007, we finalized the sale of 177 of the 184 units at our Royale Palms condominium project and recognized an $18.1 million gain on sale under the completed contract method.

Discontinued operations for the six months ended June 30, 2007, included operating income of $8.4 million, $0.9 million of charges related to early debt repayment, and $1.1 million of minority interest expense related to the eleven hotels we sold in 2007. Discontinued operations also included $28.5 million of gains related to the sale of ten hotels during the first six months of 2007.

Non-GAAP Financial Measures

We refer in this report to certain “non-GAAP financial measures.” These measures, including FFO, Same-Store FFO, Same-Store EBITDA, Same-Store Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with GAAP. The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.

            The following tables detail our computation of FFO, Same-Store FFO, EBITDA and Same-Store EBITDA (in thousands, except per unit data):

Reconciliation of Net Income to FFO and Same-Store FFO

	Three Months Ended June 30,
	2008			2007
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net income	$23,553			$56,161
Preferred distributions	(9,678)			(9,678)
Net income applicable to common unitholders	13,875	63,322	$0.22	46,483	63,387	$0.73
Depreciation and amortization	35,072	-	0.55	27,155	-	0.43
Depreciation, unconsolidated entities and discontinued operations	3,583	-	0.06	2,848	-	0.04
Gain on involuntary conversion	(3,095)	-	(0.05)	-	-	-
Gain on sale of hotels	-	-	-	(21,799)	-	(0.34)
FFO	49,435	63,322	0.78	54,687	63,387	0.86
Preferred distributions on Series A preferred units	6,279	9,985	(0.02)	6,279	9,985	(0.03)
FFO per unit assuming Series A Preferred Unit conversion(a)	$55,714	73,307	$0.76	$60,966	73,372	$0.83

	Three Months Ended June 30,
	2008			2007
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
FFO	$49,435	63,322	$0.78	$54,687	63,387	$0.86
FFO from discontinued operations	-	-	-	(4,566)	-	(0.07)
FFO from acquired hotels(b)	-	-	-	2,246	-	0.04
Gain on sale of condominiums	-	-	-	(14,858)	-	(0.24)
Same-Store FFO	49,435	63,322	0.78	$37,509	63,387	$0.59
Preferred distributions on Series A preferred units	6,279	9,985	(0.02)
Same-Store FFO per unit assuming Series A Preferred Unit conversion(a )	$55,714	73,307	$0.76

(a)

For calculation of FFO per unit and Same-Store FFO per unit it is more dilutive to assume the conversion of our Series A Convertible Preferred Units into common units when our quarterly FFO per unit or Same-Store FFO per unit exceeds $0.63.

(b)	We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Reconciliation of Net Income to FFO and Same-Store FFO

	Six Months Ended June 30,
	2008			2007
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net income	$10,603			$85,747
Preferred distributions	(19,356)			(19,356)
Net income (loss) applicable to common unitholders	(8,753)	63,173	$(0.14)	66,391	63,254	$1.05
Depreciation and amortization	68,840	-	1.09	52,205	-	0.84
Depreciation, unconsolidated entities and discontinued operations	7,133	-	0.11	5,711	-	0.09
Gain on involuntary conversion	(3,095)	-	(0.05)	-	-	-
Gain on sale of hotels	-	-	-	(27,830)	-	(0.45)
Gain on sale of hotels in unconsolidated entities	-	-	-	(11,182)	-	(0.18)
Conversion of options and unvested restricted units	-	120	-	-	-	-
FFO	$64,125	63,293	$1.01	85,295	63,254	1.35
Preferred distributions on Series A Preferred Units				12,558	9,985	(0.01)
FFO per unit assuming Series A Preferred Unit conversion(a)				$97,853	73,239	$1.34

(a)	For calculation of FFO per unit it is more dilutive to assume the conversion of our Series A Convertible Preferred Units into common units when our FFO per unit for six months exceeds $1.26.

	Six Months Ended June 30,
	2008			2007
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
FFO	$64,125	63,293	$1.01	$85,295	63,254	$1.35
FFO from discontinued operations	13	-	-	(7,835)	-	(0.12)
FFO from acquired hotels(b)	-	-	-	5,630	-	0.09
Gain on sale of condominiums	-	-	-	(18,139)	-	(0.29)
Same-Store FFO	$64,138	63,293	$1.01	$64,951	63,254	$1.03

(b)	We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

    FFO and Same-Store FFO have not been adjusted for the following amounts included in net income (loss) applicable to common unitholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impairment loss	$-	$-	$(17,131)	$-
Conversion costs	(103)	-	(362)	-
Abandoned projects	-	-	-	(22)
Charges related to debt extinguishment, net of minority interests	-	-	-	(811)

Reconciliation of Net Income to EBITDA and Same-Store EBITDA

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$23,553	$56,161	$10,603	$85,747
Depreciation and amortization	35,072	27,155	68,840	52,205
Depreciation, unconsolidated entities and discontinued operations	3,583	2,848	7,133	5,711
Interest expense	25,196	24,627	51,745	48,746
Interest expense, unconsolidated entities and discontinued operations	1,327	1,489	2,923	3,063
Amortization of FelCor stock compensation	1,457	1,207	2,722	2,614
EBITDA	90,188	113,487	143,966	198,086
EBITDA from discontinued operations	-	(26,365)	13	(34,880)
EBITDA from acquired hotels(a)	-	5,366	-	11,871
Gain on sale of condominiums	-	(14,858)	-	(18,139)
Same-Store EBITDA	$90,188	$77,630	$143,979	$156,938

(a)	We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

EBITDA and Same-Store EBITDA have not been adjusted for the following amounts included in net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impairment loss	$-	$-	$(17,131)	$-
Conversion costs	(103)	-	(362)	-
Gain on involuntary conversion	3,095	-	3,095	-
Gain on sale of hotels	-	21,799	-	27,830
Gain on sale of hotels in unconsolidated entities	-	-	-	11,182
Abandoned projects	-	-	-	(22)
Charges related to debt extinguishment, net of minority interests	-	-	-	(811)

            The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	$306,168	$266,244	$598,043	$514,913
Other revenue	(931)	(715)	(1,259)	(845)
Revenue from acquired hotels(a)	-	26,186	-	54,171
Same-Store hotel operating revenue	305,237	291,715	596,784	568,239
Same-Store hotel operating expenses	207,884	204,946	417,267	403,046
Hotel EBITDA	$97,353	$86,769	$179,517	$165,193
Hotel EBITDA margin(b)	31.9%	29.7%	30.1%	29.1%

(a)	We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.
(b)	Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expenses to Same-Store Hotel Operating Expenses

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total operating expenses	$262,382	$232,300	$540,498	$453,333
Unconsolidated taxes, insurance and lease expense	2,075	1,896	4,197	3,599
Consolidated hotel lease expense	(15,737)	(17,267)	(27,933)	(31,525)
Corporate expenses	(4,864)	(5,255)	(11,691)	(12,041)
Depreciation and amortization	(35,072)	(27,155)	(68,840)	(52,205)
Impairment loss	-	-	(17,131)	-
Other expenses	(900)	(393)	(1,833)	(415)
Expenses from acquired hotels(a)	-	20,820	-	42,300
Same-Store Hotel operating expenses	$207,884	$204,946	$417,267	$403,046

(a)	We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

          The following tables reconcile net income to Hotel EBITDA and the ratio of operating income to total revenue to Hotel EBITDA margin.

Reconciliation of Net Income to Hotel EBITDA

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$23,553	$56,161	$10,603	$85,747
Discontinued operations	-	(26,350)	13	(34,840)
EBITDA from acquired hotels(a)	-	5,366	-	11,871
Equity in income from unconsolidated entities	(2,331)	(3,710)	(1,709)	(16,480)
Minority interests	890	(506)	961	(787)
Consolidated hotel lease expense	15,737	17,267	27,933	31,525
Unconsolidated taxes, insurance and lease expense	(2,075)	(1,896)	(4,197)	(3,599)
Interest expense, net	24,769	23,207	50,772	46,079
Corporate expenses	4,864	5,255	11,691	12,041
Depreciation and amortization	35,072	27,155	68,840	52,205
Impairment loss	-	-	17,131	-
Other expenses	900	393	1,833	415
Gain on sale of condominiums	-	(14,858)	-	(18,139)
Gain on involuntary conversion	(3,095)	-	(3,095)	-
Other revenue	(931)	(715)	(1,259)	(845)
Hotel EBITDA	$97,353	$86,769	$179,517	$165,193

(a)	We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Ratio of operating income to total revenues	14.3%	11.6%	9.6%	10.8%
Other revenue	(0.3)	(0.2)	(0.2)	(0.1)
Revenue from acquired hotels(a)	-	9.0	-	9.5
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.7)	(0.7)	(0.6)
Consolidated hotel lease expense	5.2	5.9	4.7	5.5
Other expenses	0.3	0.1	0.3	0.1
Corporate expenses	1.6	1.8	2.0	2.1
Depreciation and amortization	11.5	9.3	11.5	9.2
Impairment loss	-	-	2.9	-
Expenses from acquired hotels(a)	-	(7.1)	-	(7.4)
Hotel EBITDA margin	31.9%	29.7%	30.1%	29.1%

(a)	We have included amounts for two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

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

          To derive same-store comparisons, we have adjusted FFO and EBITDA to remove discontinued operations and gains on sales of condominium units; and have added the historical results of operations from the two Renaissance hotels acquired in December 2007.

Hotel EBITDA and Hotel EBITDA Margin

Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin by eliminating from continuing operations all revenues and expenses not directly associated with hotel operations including corporate-level expenses, depreciation and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by minority interest expense and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our hotels. Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis including the historical results of operations from the two Renaissance hotels acquired in December 2007.

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

The use of these non-GAAP financial measures has certain limitations. FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, as presented by us, may not be comparable to FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin as calculated by other real estate companies. These measures do not reflect certain expenses that we incurred and will incur, such as depreciation, interest and capital expenditures. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. Neither should FFO, FFO per unit, or EBITDA be considered as measures of our liquidity or indicative of funds available for our cash needs, including our ability to make cash distributions or service our debt. FFO per unit should not be used as a measure of amounts that accrue directly to the benefit of unitholders. FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. Management strongly encourages investors to review our financial information in its entirety and not to rely on a single financial measure.

Pro Rata Share of Rooms Owned

          The following table sets forth, as of June 30, 2008, the pro rata share of hotel rooms owned by us after giving consideration to the portion of rooms owned by our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2008
Consolidated hotels in continuing operations	85	25,007
Unconsolidated hotel operations	4	647
Total hotels	89	25,654

50% joint ventures	17	(2,032)
60% joint ventures	1	(214)
75% joint ventures	1	(55)
90% joint ventures	3	(68)
97% joint venture	1	(10)
Total owned rooms by joint venture partners		(2,379)
Pro rata share of rooms owned		23,275

Hotel Portfolio Composition

The following tables set forth, as of June 30, 2008, for 85 Consolidated Hotels distribution by brand, by our top markets, by type of location, and by market segment.

Brand	Hotels	Rooms	% of Total Rooms	% of 2007 Hotel EBITDA (a)
Embassy Suites Hotels	47	12,129	49	58
Holiday Inn	17	6,306	25	19
Sheraton and Westin	9	3,217	13	14
Doubletree	7	1,472	6	7
Renaissance and Hotel 480	3	1,324	5	-	(b)
Hilton	2	559	2	2

Top Markets
South Florida	5	1,436	6	7
Atlanta	5	1,462	6	7
Los Angeles area	4	899	4	6
San Francisco area	6	2,141	8	6
Orlando	5	1,690	7	5
Dallas	4	1,333	5	4
Minneapolis	3	736	3	4
Phoenix	3	798	3	4
Northern New Jersey	3	756	3	4
San Diego	1	600	2	3
Washington, D.C.	1	443	2	3
Chicago	3	795	3	3
San Antonio	3	874	4	3
Philadelphia	2	729	3	3
Boston	2	532	2	2

Location
Suburban	33	8,360	33	36
Airport	20	6,206	26	26
Urban	20	6,362	25	25
Resort	12	4,079	16	13

Segment
Upper-upscale	68	18,701	75	81
Full service	17	6,306	25	19

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

Hotel Operating Statistics

          The following tables set forth occupancy, ADR and RevPAR for the second quarter and the first six months of 2008 and 2007, and the percentage changes thereof between the periods presented, for hotels included in our consolidated operations.

Operating Statistics by Brand

xx	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%Variance	2008	2007	%Variance
Embassy Suites Hotels	78.2	75.3	3.8	75.6	73.9	2.3
Holiday Inn	78.0	73.6	6.0	74.0	68.5	8.0
Sheraton and Westin	70.1	71.6	(2.1)	68.1	70.2	(3.0)
Doubletree	79.9	71.2	12.1	77.7	71.4	8.8
Renaissance and Hotel 480(a)	68.2	78.0	(12.7)	69.4	75.8	(8.4)
Hilton	70.4	74.0	(4.9)	61.3	56.5	8.5

Total hotels	76.5	74.3	3.0	73.7	71.6	2.9

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%Variance	2008	2007	%Variance
Embassy Suites Hotels	142.90	140.99	1.4	147.40	144.62	1.9
Holiday Inn	123.67	117.03	5.7	120.94	115.10	5.1
Sheraton and Westin	128.04	127.65	0.3	129.06	129.62	(0.4)
Doubletree	145.53	146.22	(0.5)	149.64	147.88	1.2
Renaissance and Hotel 480(a)	187.26	186.65	0.3	199.33	197.09	1.1
Hilton	139.77	139.10	0.5	125.53	127.86	(1.8)

Total hotels	138.22	136.00	1.6	140.62	138.28	1.7

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%Variance	2008	2007	%Variance
Embassy Suites Hotels	111.71	106.18	5.2	111.40	106.86	4.2
Holiday Inn	96.44	86.11	12.0	89.47	78.87	13.4
Sheraton and Westin	89.76	91.38	(1.8)	87.91	90.97	(3.4)
Doubletree	116.21	104.15	11.6	116.32	105.65	10.1
Renaissance and Hotel 480(a)	127.64	145.67	(12.4)	138.36	149.36	(7.4)
Hilton	98.38	102.93	(4.4)	77.00	72.28	6.5

Total hotels	105.76	100.99	4.7	103.66	99.04	4.7

(a)

Decreases in occupancy and RevPAR are principally related to renovation-related disruption at Hotel 480 Union Square. We have included historical room statistics for the two Renaissance hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%Variance	2008	2007	%Variance
South Florida	78.3	72.4	8.2	82.7	79.5	4.0
Atlanta	75.9	78.1	(2.8)	76.1	76.3	(0.3)
Los Angeles area	78.1	79.1	(1.2)	75.8	78.3	(3.2)
San Francisco area	79.7	78.9	1.0	75.3	72.9	3.4
Orlando	80.8	80.6	0.3	81.4	79.9	1.9
Dallas	68.6	65.9	4.2	69.2	68.1	1.6
Minneapolis	76.1	78.5	(3.1)	71.5	73.9	(3.2)
Phoenix	66.8	68.0	(1.7)	71.4	74.9	(4.8)
Northern New Jersey	75.6	76.7	(1.3)	71.0	68.3	4.0
San Diego	83.0	73.9	12.3	81.8	76.2	7.3
Washington, D.C.	70.6	73.8	(4.3)	57.2	68.2	(16.1)
Chicago	81.7	73.7	10.8	73.3	66.9	9.6
San Antonio	83.1	83.3	(0.2)	80.1	77.6	3.2
Philadelphia	82.0	72.4	13.3	72.3	64.2	12.6
Boston	85.3	70.2	21.6	77.2	61.1	26.3
	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%Variance	2008	2007	%Variance
South Florida	137.88	136.12	1.3	170.13	169.74	0.2
Atlanta	120.70	121.00	(0.3)	123.89	123.11	0.6
Los Angeles area	158.73	158.32	0.3	157.87	154.54	2.2
San Francisco area	142.66	138.57	3.0	139.64	135.16	3.3
Orlando	104.66	103.44	1.2	114.67	112.94	1.5
Dallas	124.23	122.26	1.6	127.23	126.57	0.5
Minneapolis	141.76	142.94	(0.8)	143.28	141.12	1.5
Phoenix	134.74	136.17	(1.0)	162.11	160.24	1.2
Northern New Jersey	165.94	157.64	5.3	164.09	155.21	5.7
San Diego	169.35	156.12	8.5	161.20	154.28	4.5
Washington, D.C.	162.52	169.09	(3.9)	162.57	170.86	(4.9)
Chicago	132.15	136.50	(3.2)	127.09	130.22	(2.4)
San Antonio	115.80	111.04	4.3	114.83	110.33	4.1
Philadelphia	158.99	145.77	9.1	149.20	135.85	9.8
Boston	167.10	157.89	5.8	153.37	150.49	1.9
	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%Variance	2008	2007	%Variance
South Florida	107.99	98.50	9.6	140.68	135.02	4.2
Atlanta	91.61	94.51	(3.1)	94.25	93.92	0.4
Los Angeles area	123.99	125.21	(1.0)	119.72	121.04	(1.1)
San Francisco area	113.70	109.33	4.0	105.19	98.48	6.8
Orlando	84.56	83.32	1.5	93.31	90.21	3.4
Dallas	85.22	80.52	5.8	88.09	86.23	2.2
Minneapolis	107.82	112.26	(4.0)	102.48	104.23	(1.7)
Phoenix	90.01	92.55	(2.7)	115.68	120.05	(3.6)
Northern New Jersey	125.50	120.84	3.8	116.49	105.98	9.9
San Diego	140.60	115.43	21.8	131.81	117.54	12.1
Washington, D.C.	114.67	124.72	(8.1)	93.06	116.59	(20.2)
Chicago	107.90	100.61	7.2	93.22	87.11	7.0
San Antonio	96.25	92.51	4.0	92.00	85.65	7.4
Philadelphia	130.44	105.59	23.5	107.80	87.19	23.6
Boston	142.60	110.77	28.7	118.35	91.92	28.8

Hotel Portfolio Listing

          The following table provides the name, location, number of rooms, our ownership percentage and brand names of each of our hotels.

	State	Rooms	% Owned (a)	Brand
Consolidated Hotels
Birmingham(b)	AL	242		Embassy Suites Hotel
Phoenix – Biltmore(b)	AZ	232		Embassy Suites Hotel
Phoenix Crescent Hotel(b)	AZ	342		Sheraton
Phoenix Tempe(b)	AZ	224		Embassy Suites Hotel
Dana Point – Doheny Beach	CA	196		Doubletree Guest Suites
Indian Wells – Esmeralda Resort & Spa(b)	CA	560		Renaissance Resort
Los Angeles – Anaheim (Located near Disneyland Park)(b)	CA	222		Embassy Suites Hotel
Los Angeles – El Segundo – International Airport –South	CA	349	97%	Embassy Suites Hotel
Milpitas – Silicon Valley(b)	CA	266		Embassy Suites Hotel
Napa Valley(b)	CA	205		Embassy Suites Hotel
Oxnard – Mandalay Beach Resort & Conference Center	CA	248		Embassy Suites Hotel
San Diego – On the Bay	CA	600		Holiday Inn
San Francisco – Burlingame Airport	CA	340		Embassy Suites Hotel
San Francisco – South San Francisco Airport(b)	CA	312		Embassy Suites Hotel
San Francisco – Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco – Hotel 480 Union Square	CA	403		Independent(c)
San Rafael – Marin County/Conference Center(b)	CA	235	50%	Embassy Suites Hotel
Santa Barbara – Goleta	CA	160		Holiday Inn
Santa Monica – Beach at the Pier	CA	132		Holiday Inn
Wilmington(b)	DE	244	90%	Doubletree
Boca Raton(b)	FL	263		Embassy Suites Hotel
Cocoa Beach – Oceanfront	FL	500		Holiday Inn
Deerfield Beach – Boca Raton/Deerfield Beach Resort(b)	FL	244		Embassy Suites Hotel
Ft. Lauderdale – 17th Street(b)	FL	358		Embassy Suites Hotel
Ft. Lauderdale – Cypress Creek(b)	FL	253		Sheraton Suites
Jacksonville – Baymeadows(b)	FL	277		Embassy Suites Hotel
Miami – International Airport(b)	FL	318		Embassy Suites Hotel
Orlando – International Airport(b)	FL	288		Holiday Inn
Orlando – International Drive – Resort	FL	652		Holiday Inn
Orlando – International Drive South/Convention Center(b)	FL	244		Embassy Suites Hotel
Orlando– (North)	FL	277		Embassy Suites Hotel
Orlando – Walt Disney World Resort	FL	229		Doubletree Guest Suites
St. Petersburg – Vinoy Resort & Golf Club(b)	FL	361		Renaissance Resort
Tampa– On Tampa Bay(b)	FL	203		Doubletree Guest Suites
Atlanta – Airport(b)	GA	232		Embassy Suites Hotel
Atlanta – Buckhead(b)	GA	316		Embassy Suites Hotel
Atlanta – Galleria(b)	GA	278		Sheraton Suites
Atlanta – Gateway – Atlanta Airport	GA	395		Sheraton
Atlanta – Perimeter Center(b)	GA	241	50%	Embassy Suites Hotel
Chicago – Lombard/Oak Brook(b)	IL	262	50%	Embassy Suites Hotel
Chicago – Northshore/Deerfield (Northbrook) (b)	IL	237		Embassy Suites Hotel
Chicago – O’Hare Airport(b)	IL	296		Sheraton Suites
Indianapolis – North(b)	IN	221	75%	Embassy Suites Hotel
Kansas City – Overland Park(b)	KS	199	50%	Embassy Suites Hotel
Lexington – Lexington Green(b)	KY	174		Hilton Suites

Hotel Portfolio Listing (continued)

	State	Rooms	% Owned(a)	Brand
Baton Rouge(b)	LA	223		Embassy Suites Hotel
New Orleans(b)	LA	370		Embassy Suites Hotel
New Orleans – French Quarter	LA	374		Holiday Inn
Boston – Beacon Hill	MA	303		Holiday Inn
Boston – Marlborough(b)	MA	229		Embassy Suites Hotel
Baltimore – BWI Airport(b)	MD	251	90%	Embassy Suites Hotel
Bloomington(b)	MN	218		Embassy Suites Hotel
Minneapolis – Airport(b)	MN	310		Embassy Suites Hotel
St. Paul – Downtown(b)	MN	208		Embassy Suites Hotel
Kansas City – Plaza	MO	266	50%	Embassy Suites Hotel
Charlotte(b)	NC	274	50%	Embassy Suites Hotel
Charlotte SouthPark	NC	208		Doubletree Guest Suites
Raleigh(b)	NC	203		Doubletree Guest Suites
Raleigh – Crabtree(b)	NC	225	50%	Embassy Suites Hotel
Parsippany(b)	NJ	274	50%	Embassy Suites Hotel
Piscataway – Somerset(b)	NJ	221		Embassy Suites Hotel
Secaucus – Meadowlands(b)	NJ	261	50%	Embassy Suites Hotel
Philadelphia – Historic District	PA	364		Holiday Inn
Philadelphia – Society Hill(b)	PA	365		Sheraton
Pittsburgh – At University Center (Oakland)(b)	PA	251		Holiday Inn
Charleston – Mills House (Historic Downtown)(b)	SC	214		Holiday Inn
Myrtle Beach – At Kingston Plantation	SC	255		Embassy Suites Hotel
Myrtle Beach Resort	SC	385		Hilton
Nashville – Airport/Opryland Area	TN	296		Embassy Suites Hotel
Nashville – Opryland/Airport (Briley Parkway)	TN	383		Holiday Inn
Austin(b)	TX	189	90%	Doubletree Guest Suites
Austin – Central(b)	TX	260	50%	Embassy Suites Hotel
Corpus Christi(b)	TX	150		Embassy Suites Hotel
Dallas – DFW International Airport-South(b)	TX	305		Embassy Suites Hotel
Dallas – Love Field(b)	TX	248		Embassy Suites Hotel
Dallas – Market Center	TX	244		Embassy Suites Hotel
Dallas – Park Central	TX	536	60%	Westin
Houston – Medical Center	TX	287		Holiday Inn & Suites
San Antonio – International Airport(b)	TX	261	50%	Embassy Suites Hotel
San Antonio – International Airport(b)	TX	397		Holiday Inn
San Antonio – N.W. I-10(b)	TX	216	50%	Embassy Suites Hotel
Burlington Hotel & Conference Center(b)	VT	309		Sheraton
Vienna – At Tysons Corner(b)	VA	443	50%	Sheraton

Canada
Toronto – Airport	Ontario	446		Holiday Inn
Toronto – Yorkdale	Ontario	370		Holiday Inn

Unconsolidated Operations
Hays(b)	KS	191	50%	Holiday Inn
Salina(b)	KS	192	50%	Holiday Inn
Salina – I-70(b)	KS	93	50%	Holiday Inn Express & Suites
New Orleans – Chateau LeMoyne (In French Quarter/Historic Area)(b)	LA	171	50%	Holiday Inn

(a)	We own 100% of the real estate interests unless otherwise noted.
(b)	This hotel was encumbered by mortgage debt or a capital lease obligation at June 30, 2008.
(c)	Upon the completion of its renovation, in early 2009, this hotel will be rebranded as a Marriott.

Liquidity and Capital Resources

Hotel operations provide most of the cash needed to meet our cash requirements, including distributions to unitholders and repayments of indebtedness. For the six months ended June 30, 2008, net cash flow provided by operating activities, consisting primarily of hotel operations, was $97.6 million. At June 30, 2008, we had $71 million of cash on hand, including approximately $47 million held under management agreements to meet minimum working capital requirements.

We declared and paid a $0.35 per unit common distribution for both the first and second quarter of 2008. Based on our recently revised forecasts for the second half of the year and limited visibility for 2009, we intend to lower our common distribution payment to $0.15 per unit effective the third quarter of 2008. Given this limited visibility and our focus on liquidity and leverage, we are taking a more conservative approach by setting the new distribution to more closely reflect FelCor’s taxable net income distribution requirement, and will adjust it accordingly to meet our targeted payout ratio. The distribution reduction would equate to annual cash flow savings of approximately $50 million. FelCor’s board of directors will determine the amount of future common and preferred distributions for each quarter, based upon the actual operating results for that quarter, economic conditions, other operating trends, its financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

We currently expect to have approximately $179 million to $185 million of cash flow from operating activities for 2008. This forecast assumes that RevPAR increases between 4.0% and 5.0% and Hotel EBITDA margin increases of approximately 40 basis points. Our current operating plan for 2008 contemplates that we will make aggregate common distribution payments of $80 million, preferred distribution payments of $39 million and normal recurring principal payments of $22 million, leaving surplus cash flow (before capital expenditures or additional debt reduction) of approximately $38 to $44 million. In 2008, we plan to spend approximately $150 million for capital expenditures, which will be funded from cash and borrowings under our line of credit. In July 2008, we repaid our maturing $15.5 million mortgage note with borrowing under our line of credit, and we have no remaining scheduled debt maturities until 2009.

          We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses, that can fluctuate disproportionately to revenues. Operating expenses are difficult to predict and control, which lends volatility in our operating results. If our hotel RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could suffer a material adverse effect.

Debt

Line of Credit

At June 30, 2008, we had borrowings of $45 million outstanding under our $250 million line of credit. The interest rate on our line of credit was LIBOR plus 0.80% at June 30, 2008.

Mortgage Debt

At June 30, 2008, we had $947 million of debt secured by mortgages on our hotels. With respect to two of these loans, we are permitted to retain 115% of budgeted hotel operating expenses, but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the minimum debt service coverage ratio; however, under the terms of the loan agreements, the lock-box provisions remain in place until the loan is repaid. None of these hotels have ever fallen below the applicable debt service coverage ratio.

          With respect to the mortgage debt assumed in connection with our acquisitions of the Renaissance Vinoy Resort & Golf Club and Renaissance Esmeralda Resort & Spa, all cash from the hotels in excess of operating expenses, taxes, insurance and capital expenditure reserves is subject to lock-box arrangements. In each case, the lender holds lock-box funds that are first applied to meet current debt service obligations, and any excess funds are held in the lock-box account until the relevant hotel meets or exceeds a debt service coverage ratio of 1:1. At June 30, 2008, the debt service coverage ratio for both hotels exceeded 1:1.

Our hotel mortgage debt is non-recourse to us and most contain provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

          Senior Notes. Our publicly-traded senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; pay distributions in excess of the minimum dividend required to meet FelCor’s REIT qualification test; repurchase partnership units; or merge. As of the date of this filing, we have satisfied all such tests. Under the terms of one of our indentures, we are prohibited from repurchasing any of our partnership units, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1, which it does at the date of this filing. If we were unable to continue to satisfy the incurrence test under the indentures governing our senior unsecured notes, we may be prohibited from, among other things, incurring any additional indebtedness (other than our line of credit), except under certain specific exceptions,or making distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income.

We currently anticipate that we will meet our financial covenant and incurrence tests based on current RevPAR expectations. For 2008, we currently anticipate that our full year 2008 portfolio RevPAR will be 4.0% to 5.0% higher than 2007.

Other Debt. In late 2007, we were notified that a AAA-rated money market fund in which we had invested approximately $8.4 million had ceased honoring redemption requests and would liquidate its investments over approximately a six-month period. In order to ensure that our liquidity would not be impaired as a consequence, an affiliate of the fund sponsor provided us with a short-term loan at a rate approximately equal to our earnings rate on the fund. Through the date of this filing we have received redemptions aggregating $4.3 million and in July 2008 have repaid the short-term loan.

Interest Rate Caps. To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $427.2 million at both June 30, 2008 and December 31, 2007. These interest rate cap agreements were not designated as hedges and have insignificant fair values at both June 30, 2008 and December 31, 2007, resulting in no significant net earnings impact.

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

Certain of these risks and uncertainties are described in greater detail under “Risk Factors” in our Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, or the SEC.

          These forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect. Accordingly, while we believe that the plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot assure you that deviations from these plans, intentions or expectations will not be material. The forward-looking statements included in this report, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the risk factors and cautionary statements discussed in our filings to the SEC. We undertake no obligation to publicly update any forward-looking statements to reflect future circumstances or changes in our expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2008, approximately 53% of our consolidated debt had fixed interest rates.

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

Expected Maturity Date

at June 30, 2008

(dollars in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities
Fixed rate:
Debt	$7,090	$142,427	$274,014	$303,029	$2,415	$75,836	$804,811	$828,268
Average interest rate	8.00%	7.27%	8.70%	8.49%	6.49%	6.54%	8.15%
Floating rate:
Debt	270,054	177,483	-	260,000	-	-	707,537	658,055
Average interest rate	4.16%	5.10%	-	6.42%	-	-	5.23%
Total debt	$277,144	$319,910	$274,014	$563,029	$2,415	$75,836	$1,512,348
Average interest rate	4.26%	6.07%	8.70%	7.53%	6.49%	6.54%	6.78%
Net discount							(1,813)
Total debt							$1,510,535

Item 4. Controls and Procedures

              (a)Evaluation of disclosure controls and procedures.           We have no employees. As a limited partnership, we are managed by our general partner. Under the supervision and with the participation of FelCor’s management, including its chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, FelCor’s chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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
10.1

FelCor Lodging Trust Incorporated 2005 Restricted Stock and Stock Option Plan (including amendments) (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration No. 333-151066) and incorporated herein by reference).

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

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware Limited Partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: August 6, 2008	By:	/s/ Lester C. Johnson
Name: Lester C. Johnson Title: Senior Vice President and Chief Accounting Officer