Form 10-Q
period 2009-03-31
FelCor Lodging LP
filed 2009-05-08
CIK 1048789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          ☑ Yes ☐ No

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                             ☐ Yes ☐ No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☑ No

FELCOR LODGING LIMITED PARTNERSHIP

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31, 2009	December 31, 2008
Assets
Investment in hotels, net of accumulated depreciation of $849,380 at March 31, 2009 and $816,271 at December 31, 2008	$2,261,572	$2,279,026
Investment in unconsolidated entities	88,298	94,506
Cash and cash equivalents	52,956	50,187
Restricted cash	12,372	13,213
Accounts receivable, net of allowance for doubtful accounts of $389 at March 31, 2009 and $521 at December 31, 2008	37,749	35,240
Deferred expenses, net of accumulated amortization of $11,550 at March 31, 2009 and $13,087 at December 31, 2008	7,017	5,556
Other assets	31,192	34,541
Total assets	$2,491,156	$2,512,269
Liabilities and Partners’ Capital
Debt, net of discount of $1,409 at March 31, 2009 and $1,544 at December 31, 2008	$1,565,159	$1,551,686
Distributions payable	8,545	8,545
Accrued expenses and other liabilities	129,826	132,604
Total liabilities	1,703,530	1,692,835
Commitments and contingencies
Redeemable units at redemption value, 296 units issued and outstanding at March 31, 2009 and December 31, 2008	402	545
Partners’ capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units, issued and outstanding at March 31, 2009 and December 31, 2008	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units, issued and outstanding at March 31, 2009 and December 31, 2008	169,412	169,412
Common units, 69,413 units issued and outstanding at March 31, 2009 and December 31, 2008	271,485	300,913
Accumulated other comprehensive income	13,709	15,418
Total FelCor LP partners’ capital	763,968	795,105
Noncontrolling interests in other partnerships	23,256	23,784
Total partners’ capital	787,224	818,889
Total liabilities and partners’ capital	$2,491,156	$2,512,269

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(unaudited, in thousands, except for per unit data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Hotel operating revenue	$234,002	$291,547
Other revenue	286	328
Total revenues	234,288	291,875

Expenses:
Hotel departmental expenses	81,578	97,126
Other property related costs	67,307	77,125
Management and franchise fees	11,507	15,902
Taxes, insurance and lease expense	25,031	29,304
Corporate expenses	6,122	6,827
Depreciation and amortization	37,385	33,768
Impairment loss	1,368	17,131
Other expenses	696	933
Total operating expenses	230,994	278,116

Operating income	3,294	13,759
Interest expense, net	(21,292)	(26,003)
Loss before equity in loss from unconsolidated entities	(17,998)	(12,244)
Equity in loss from unconsolidated entities	(3,424)	(622)
Loss from continuing operations	(21,422)	(12,866)
Discontinued operations	-	(13)
Net loss	(21,422)	(12,879)
Net loss (income) attributable to noncontrolling interests in other partnerships	216	(71)
Net loss attributable to FelCor LP	(21,206)	(12,950)
Preferred distributions	(9,678)	(9,678)
Net loss applicable to FelCor LP common unitholders	$(30,884)	$(22,628)

Basic and diluted per common unit data:
Net loss from continuing operations attributable to FelCor LP common unitholders	$(0.49)	$(0.36)
Net loss attributable to FelCor LP common unitholders	$(0.49)	$(0.36)
Basic and diluted weighted average common units outstanding	63,285	63,068
Cash distributions declared on common units	$-	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2009 and 2008

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(21,422)	$(12,879)
Foreign currency translation adjustment	(1,709)	(1,730)
Comprehensive loss	(23,131)	(14,609)
Comprehensive loss (income) attributable to noncontrolling interests in other partnerships	216	(71)
Comprehensive loss attributable to FelCor LP	$(22,915)	$(14,680)

The accompanying notes are an integral part of these consolidated financial statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Year Ended December 31, 2008 and the Three Months Ended March 31, 2009

(unaudited, in thousands)

	Preferred Units	Partnership Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2007	$478,774	$490,979	$27,450	$25,264	$1,022,467
Foreign exchange translation	-	-	(12,032)	-	(12,032)
FelCor restricted stock compensation	-	4,956	-	-	4,956
Contributions	-	-	-	565	565
Distributions	-	(93,868)	-	(3,236)	(97,104)
Allocation to redeemable units	-	20,562	-	-	20,562
Costs related to FelCor’s shelf registration	-	(38)	-	-	(38)
Net income (loss)	-	(121,678)	-	1,191	(120,487)
Balance at December 31, 2008	478,774	300,913	15,418	23,784	818,889
Foreign exchange translation	-	-	(1,709)	-	(1,709)
FelCor restricted stock compensation	-	1,319	-	-	1,319
Contributions	-	-	-	85	85
Distributions	-	(9,678)	-	(397)	(10,075)
Allocation to redeemable units	-	143	-	-	143
Other	-	(6)	-	-	(6)
Net loss	-	(21,206)	-	(216)	(21,422)
Balance at March 31, 2009	$478,774	$271,485	$13,709	$23,256	$787,224

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(21,422)	$(12,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,385	33,768
Amortization of deferred financing fees and debt discount	714	718
Amortization of unearned officers’ and directors’ compensation	1,398	1,265
Equity in loss from unconsolidated entities	3,424	622
Distributions of income from unconsolidated entities	585	819
Impairment loss on hotels	1,368	17,131
Changes in assets and liabilities:
Accounts receivable	(1,776)	(11,863)
Restricted cash – operations	897	(1,697)
Other assets	1,242	3,170
Accrued expenses and other liabilities	634	16,428
Net cash flow provided by operating activities	24,449	47,482

Cash flows from investing activities:
Improvements and additions to hotels	(25,274)	(42,374)
Additions to condominium project	(48)	-
Decrease in restricted cash – investing	(56)	424
Redemption of investment securities	473	2,525
Cash distributions from unconsolidated entities	2,200	21,458
Capital contribution to unconsolidated entities	-	(5,995)
Net cash flow used in investing activities	(22,705)	(23,962)

Cash flows from financing activities:
Proceeds from borrowings	198,317	40,000
Repayment of borrowings	(184,980)	(16,942)
Payment of deferred financing fees	(1,982)	-
Distributions paid to other partnerships’ noncontrolling interests	(397)	(1,000)
Contributions from noncontrolling interests	85	537
Distributions paid to preferred unitholders	(9,678)	(9,678)
Distributions paid to common unitholders	-	(22,418)
Net cash flow provided by (used in) financing activities	1,365	(9,501)

Effect of exchange rate changes on cash	(340)	(303)
Net change in cash and cash equivalents	2,769	13,716
Cash and cash equivalents at beginning of periods	50,187	57,609
Cash and cash equivalents at end of periods	$52,956	$71,325

Supplemental cash flow information — interest paid	$13,105	$17,061

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 88 hotels with more than 25,000 rooms and suites at March 31, 2009. The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT. All of FelCor’s operations are conducted solely through FelCor LP and at March 31, 2009, FelCor owned greater than 99% partnership interest in FelCor LP.

Of the 88 hotels in which we had an ownership interest at March 31, 2009, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, a 75% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 16 hotels. We leased 87 of our hotels to operating lessees and one 50%-owned hotel is operated without a lease.

We consolidated the operating lessees of 85 of our hotels (which we refer to as our Consolidated Hotels) because of our controlling interest in those operating lessees. These hotels include 13 of the 16 hotels in which we had a 50% ownership interest at March 31, 2009.  The hotel operating revenues and expenses of our other three hotels (in which we had a 50% ownership interest) were not consolidated.

At March 31, 2009, we had an aggregate of 65,060,330 redeemable and common units of FelCor LP outstanding.

          The following table illustrates the distribution of our 85 Consolidated Hotels among our various brands at March 31, 2009:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,132
Holiday Inn®	17	6,306
Sheraton® and Westin®	9	3,217
Doubletree®	7	1,471
Marriott® and Renaissance®	3	1,321
Hilton®	2	559
Total hotels	85

          At March 31, 2009, our Consolidated Hotels were located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (14 hotels) and Texas (11 hotels). Approximately 54% of our hotel room revenues were generated from hotels in these three states during 2009.

          At March 31, 2009, of our 85 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 17 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, and (iv) independent management companies managed two hotels.

          Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. Their 2009 and 2008 first fiscal quarters ended on March 27, 2009 and March 21, 2008, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

          The information in our consolidated financial statements for the three months ended March 31, 2009 and 2008 is unaudited. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying financial statements for the three months ended March 31, 2009 and 2008, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on

Form 10-K.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

          We owned 50% interests in joint venture entities that owned 16 hotels at March 31, 2009 and 17 hotels at December 31, 2008. We also owned a 50% interest in joint venture entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services and lease three hotels. We account for our investments in these unconsolidated entities under the equity method. We do not have any majority-owned subsidiaries that are not consolidated in our financial statements. We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined financial information for our unconsolidated entities (in thousands):

	March 31, 2009	December 31, 2008
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$279,558	$290,504
Total assets	$301,923	$317,672
Debt	$220,662	$224,440
Total liabilities	$228,407	$233,296
Equity	$73,516	$84,376

Our unconsolidated entities’ debt at March 31, 2009 and December 31, 2008 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

          Summarized combined statement of operations information for our unconsolidated entities follows (in thousands):

Three Months Ended
March 31,
2009			2008
Total revenues	$14,738		$18,943
Net loss	$(1,799)		$(178)

Net loss attributable to FelCor LP	$(889)		$(155)
Impairment loss	(2,068	)(a)	-
Depreciation of cost in excess of book value	(467)		(467)
Equity in loss from unconsolidated entities	$(3,424)		$(622)

(a)

One of our unconsolidated investments recorded an impairment charge for one of its held-for-sale assets under the provisions of SFAS 144. The SFAS 144 impairment recorded by the unconsolidated entity was based on a sales contract for one of the entity’s assets (a Level 1 input under SFAS 157) which closed on April 23, 2009. As a result of this charge, the net book value of the joint venture’s assets no longer supported the recovery of our investment. Therefore, we recorded an impairment charge to reduce our investment in this joint venture to zero. We have no obligation to provide this joint venture with future funding.

The components of our investment in unconsolidated entities are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Hotel related-investments	$28,028	$31,102
Cost in excess of book value of hotel investments	49,398	51,933
Land and condominium investments	10,872	11,471
	$88,298	$94,506

The components of our equity in loss from unconsolidated entities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Hotel investments	$(2,826)	$33
Other investments	(598)	(655)
Equity in loss from unconsolidated entities	$(3,424)	$(622)

          In the first quarter of 2009, a 50%-owned joint venture entity sold the Ramada Hotel in Hays, Kansas for gross proceeds of $2.8 million. All proceeds from this sale were used to repay the debt of this venture.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt

Debt at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

				Balance Outstanding
	Encumbered	Interest Rate at		March 31,	December 31,
	Hotels	March 31, 2009	Maturity Date	2009	2008
Senior term notes	none	9.00%(a)	June 2011	$299,477	$299,414
Senior term notes	none	L + 1.875	December 2011	215,000	215,000
Line of credit(b)	none	L + 1.00	August 2011(c)	128,000	113,000
Total line of credit and senior debt(d)		5.71		642,477	627,414

Mortgage debt	12 hotels	L + 0.93(e)	November 2011(f)	250,000	250,000
Mortgage debt	2 hotels	L + 1.55(g)	May 2012(h)	176,339	176,267
Mortgage debt	8 hotels	8.70	May 2010	161,206	162,250
Mortgage debt(i)	7 hotels	9.02	April 2014	118,293	117,131
Mortgage debt	6 hotels	8.73	May 2010	115,418	116,285
Mortgage debt	5 hotels	6.66	June - August 2014	72,111	72,517
Mortgage debt	2 hotels	6.15	June 2009	14,518	14,641
Mortgage debt	1 hotel	5.81	July 2016	12,038	12,137
Other	1 hotel	various	various	2,759	3,044
Total mortgage debt(d)	44 hotels	5.27		922,682	924,272
Total		5.45%		$1,565,159	$1,551,686

(a)

Our senior notes are currently rated B2 and B by Moody’s Investor Service and Standard & Poor’s Rating Services, respectively. As a result of rating downgrading of our senior notes, the interest rate on $300 million of our senior notes due 2011 was increased by 50 basis points to 9.0%, effective February 13, 2009. If either Moody’s or Standard & Poor’s increases our senior note ratings to Ba3 or BB-, respectively, the interest rate would decrease to 8.5%.

(b)

We have a $250 million line of credit, of which $128 million was outstanding at March 31, 2009. The interest rate can range from 80 to 150 basis points over LIBOR, based on our leverage ratio as defined in our line of credit agreement.

(c)	This can be extended to 2012 under certain conditions.
(d)	Interest rates are calculated based on the weighted average debt outstanding at March 31, 2009.
(e)	We have purchased an interest rate cap that caps LIBOR at 7.8% and expires in November 2009 for this notional amount.
(f)	The maturity date assumes that we will exercise the remaining two one-year extension options that permit, at our sole discretion, the current November 2009 maturity to be extended to 2011.
(g)	We have purchased interest rate caps that cap LIBOR at 6.5% and expire in May 2010 for aggregate notional amounts of $177 million.
(h)	We have exercised the first of three successive one-year extension options that permit, at our sole discretion, the original May 2009 maturity to be extended to 2012.
(i)	This debt was refinanced in March 2009.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt – (continued)

          We reported interest expense of $21.3 million and $26.0 million for the three months ended March 31, 2009 and 2008, respectively, which is net of: (i) interest income of $0.2 million and $0.6 million, respectively, and (ii) capitalized interest of $0.2 million and $0.4 million, respectively.

Our line of credit contains certain restrictive financial covenants, with which we were in compliance at the date of this filing. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. If current financial market conditions persist and our business continues to deteriorate, we may fail to comply with one or more of these covenants in 2009.

We have agreed in principle on the material terms with the lead lender of a new $200 million term loan, which would be secured by first mortgages on nine currently unencumbered hotels and, assuming all extension options are exercised, will not mature until 2013. This loan would not be subject to any corporate financial covenants and would only be recourse to the borrower, a to-be-formed wholly-owned subsidiary. While we believe that we will successfully close our new secured term loan, as discussed above, we have several other alternatives available to ensure continued compliance with our financial covenants or repay our line of credit, including identifying other sources of debt or equity financing, selling unencumbered hotels and/or implementing additional cost cutting measures. Of course, we can provide no assurance that we will be able to close our new secured term loan, identify additional sources of debt or equity financing or sell hotels on terms that are favorable or otherwise acceptable to us.

In March 2009, we entered into a loan agreement with The Prudential Insurance Company of America secured by mortgages on seven hotels.  The proceeds of the loan were used to repay the balance of an existing loan secured by the same properties that would have matured on April 1, 2009.  The loan matures in 2014 and bears interest at an annual rate of 9.02%.  FelCor has the right to prepay the loan and/or obtain partial release of one or more of the mortgages, subject to certain conditions.

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Room revenue	$183,000	$230,132
Food and beverage revenue	37,113	46,508
Other operating departments	13,889	14,907
Total hotel operating revenue	$234,002	$291,547

For both of the three month periods ended March 31, 2009 and 2008, nearly all of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense. The remainder of our revenue was derived from other sources.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$46,500	19.9%	$54,651	18.7%
Food and beverage	28,871	12.3	35,446	12.2
Other operating departments	6,207	2.7	7,029	2.4
Total hotel departmental expenses	$81,578	34.9%	$97,126	33.3%

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,618	9.2%	$25,261	8.7%
Marketing	19,925	8.5	23,938	8.2
Repair and maintenance	12,984	5.6	14,761	5.1
Utilities	12,780	5.5	13,165	4.5
Total other property operating costs	$67,307	28.8%	$77,125	26.5%

          Hotel departmental expenses and other property operating costs include hotel employee compensation and benefit expenses of $74.1 million and $84.6 million for the three months ended March 31, 2009 and 2008, respectively.

5.	Taxes, Insurance and Lease Expense

          Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Operating lease expense(a)	$12,247	$14,836
Real estate and other taxes	9,203	10,874
Property insurance, general liability insurance and other	3,581	3,594
Total taxes, insurance and lease expense	$25,031	$29,304

(a)

Includes lease expense related to our 51%-owned operating lessees of $10.1 million and $12.2 million (paid to 13 of our unconsolidated, 50%-owned ventures) and $2.2 million and $2.6 million of ground lease expense for the three months ended March 31, 2009 and 2008, respectively. Operating lease expense includes percentage rent (based on operating results) of $4.4 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Impairment Charge

Our hotels are comprised of operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations. Accordingly, we consider our hotels to be components as defined by SFAS No. 144 for purposes of determining impairment charges and reporting discontinued operations.

          During 2008, we identified eight hotels as candidates to be sold and tested them for impairment (three no longer are identified as candidates for sale and five hotels remain sale candidates). Of the hotels tested, two failed the test under SFAS No. 144, which resulted in a $17.1 million impairment charge in the quarter ended March 31, 2008 to write down these hotel assets to our then current estimate of their fair market value before selling expenses. During the quarter ended March 31, 2009, we recorded an impairment charge of $1.4 million on one of the five remaining sale candidates based on an offer to purchase received from a third party (a Level 2 input under SFAS 157) at a price less than our previously estimated fair value. Under current market conditions, we do not consider a sale to be probable within the next twelve months (i.e. held for sale under SFAS 144) until a buyer has completed its due diligence review of the asset, we have an executed a contract for sale, and have received a substantial non-refundable deposit. The hotels identified as sale candidates continue to be depreciated over their remaining useful lives.

          We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy or lodging industry weakens, or we shorten our contemplated holding period for certain of our hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Loss Per Unit

The computation of basic and diluted loss per unit is as follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Loss from continuing operations	$(21,422)	$(12,866)
Net loss (income) attributable to noncontrolling interests in other partnerships	216	(71)
Net loss from continuing operations attributable to FelCor LP	(21,206)	(12,937)
Less: Preferred distributions	(9,678)	(9,678)
Loss from continuing operations applicable to FelCor LP common unitholders	(30,884)	(22,615)
Discontinued operations	-	(13)
Net loss applicable to FelCor LP common unitholders	$(30,884)	$(22,628)
Denominator:
Denominator for basic loss per unit	63,285	63,068
Denominator for diluted loss per unit	63,285	63,068

Loss per unit data:
Basic:
Loss from continuing operations attributable to FelCor LP	$(0.49)	$(0.36)
Discontinued operations	$-	$-
Net loss attributable to FelCor LP	$(0.49)	$(0.36)

Diluted:
Loss from continuing operations attributable to FelCor LP	$(0.49)	$(0.36)
Discontinued operations	$-	$-
Net loss attributable to FelCor LP	$(0.49)	$(0.36)

          The following securities, which could potentially dilute basic earnings per unit in the future, were not included in the computation of diluted loss per unit because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
FelCor unvested restricted stock	128	126
Series A convertible preferred units	9,985	9,985

          Series A preferred distributions that would be excluded from net loss applicable to FelCor LP common unitholders, if these Series A preferred units were dilutive, were $6.3 million for the three months ended both March 31, 2009 and 2008.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Suspension of Distributions

We suspended our common distributions in December 2008 and our preferred distributions in March 2009. Although distributions are not paid unless declared by FelCor’s Board of Directors, unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions. FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

9.	Application of New Accounting Standards

Effective January 1, 2009, we adopted the provisions of SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary. As a result of our adoption of this standard, amounts previously reported as minority interests in other partnerships on our balance sheets are now presented as noncontrolling interests in other partnerships within partners’ capital. The revised presentation and measurement required by SFAS 160 has been adopted retrospectively.

Also effective with the adoption SFAS 160, previously reported minority interests have been recharacterized on the accompanying statement of operations to noncontrolling interests and placed below net loss before arriving at net loss attributable to FelCor LP.

In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We plan to adopt this FSP in the second quarter of 2009 and do not believe it will have a material effect on our financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position 157-4 which provides guidance on estimating fair values when the volume and level of activity for the asset and liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. If the weight of evidence indicates that the transaction is not orderly, a reporting entity shall place little, if any, weight on that transaction price when estimating fair value. We plan to adopt this FSP in the second quarter of 2009 and believe it could have a material effect on our financial position to the extent we are estimating fair values to be recorded in the financial statements for assets or liabilities in markets where the volume and activity for the asset or liability has significantly decreased.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET

March 31, 2009

(in thousands)

ASSETS
	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$121,684	$883,834	$1,256,054	$-	$2,261,572
Equity investment in consolidated entities	1,220,845	-	-	(1,220,845)	-
Investment in unconsolidated entities	73,712	14,586	-	-	88,298
Cash and cash equivalents	12,573	39,862	521	-	52,956
Restricted cash	-	2,177	10,195	-	12,372
Accounts receivable	4,712	33,036	1	-	37,749
Deferred expenses	2,412	2,040	2,565	-	7,017
Other assets	4,986	25,326	880	-	31,192

Total assets	$1,440,924	$1,000,861	$1,270,216	$(1,220,845)	$2,491,156

LIABILITES AND PARTNERS’ CAPITAL
Debt	$642,477	$121,051	$801,631	$-	$1,565,159
Distributions payable	8,545	-	-	-	8,545
Accrued expenses and other liabilities	25,532	94,549	9,745	-	129,826

Total liabilities	676,554	215,600	811,376	-	1,703,530

Redeemable units, at redemption value	402	-	-	-	402

Preferred units	478,774	-	-	-	478,774
Common units	285,194	771,290	435,846	(1,220,845)	271,485
Accumulated other comprehensive income	-	13,709	-	-	13,709
Total FelCor partners’ capital	763,968	784,999	435,846	(1,220,845)	763,968

Noncontrolling interests - other partnerships	-	262	22,994	-	23,256
Total partners’ capital	763,968	785,261	458,840	(1,220,845)	787,224

Total liabilities, redeemable units and partners' capital	$1,440,924	$1,000,861	$1,270,216	$(1,220,845)	$2,491,156

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands)

ASSETS
	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$124,752	$888,925	$1,265,349	$-	$2,279,026
Equity investment in consolidated entities	1,230,038	-	-	(1,230,038)	-
Investment in unconsolidated entities	77,106	17,400	-	-	94,506
Cash and cash equivalents	7,719	40,018	2,450	-	50,187
Restricted cash	-	2,104	11,109	-	13,213
Accounts receivable	4,576	30,664	-	-	35,240
Deferred expenses	2,660	49	2,847	-	5,556
Other assets	9,061	24,588	892	-	34,541

Total assets	$1,455,912	$1,003,748	$1,282,647	$(1,230,038)	$2,512,269

LIABILITES AND PARTNERS’ CAPITAL
Debt	$627,414	$120,175	$804,097	$-	$1,551,686
Distributions payable	8,545	-	-	-	8,545
Accrued expenses and other liabilities	24,303	95,221	13,080	-	132,604

Total liabilities	660,262	215,396	817,177	-	1,692,835

Redeemable units, at redemption value	545	-	-	-	545

Preferred units	478,774	-	-	-	478,774
Common units	316,331	772,383	442,237	(1,230,038)	300,913
Accumulated other comprehensive income	-	15,418	-	-	15,418
Total FelCor partners’ capital	795,105	787,801	442,237	(1,230,038)	795,105
Noncontrolling interests – other partnerships	-	551	23,233	-	23,784
Total partners’ capital	795,105	788,352	465,470	(1,230,038)	818,889
Total liabilities, redeemable units and partners' capital	$1,455,912	$1,003,748	$1,282,647	$(1,230,038)	$2,512,269

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$234,002	$-	$-	$234,002
Percentage lease revenue	4,479	-	38,138	(42,617)	-
Other revenue	4	265	17	-	286
Total revenue	4,483	234,267	38,155	(42,617)	234,288

Expenses:
Hotel operating expenses	-	160,392	-	-	160,392
Taxes, insurance and lease expense	558	60,610	6,480	(42,617)	25,031
Corporate expenses	241	3,876	2,005	-	6,122
Depreciation and amortization	2,967	15,855	18,563	-	37,385
Impairment loss	-	1,368	-	-	1,368
Other expenses	(11)	698	9	-	696
Total operating expenses	3,755	242,799	27,057	(42,617)	230,994
Operating income	728	(8,532)	11,098	-	3,294
Interest expense, net	(9,214)	(2,295)	(9,783)	-	(21,292)
Income (loss) before equity in income from unconsolidated entities and noncontrolling interests	(8,486)	(10,827)	1,315	-	(17,998)
Equity in income from consolidated entities	(12,110)	-	-	12,110	-
Equity in income (loss) from unconsolidated entities	(610)	(2,814)	-	-	(3,424)
Net income (loss)	(21,206)	(13,641)	1,315	12,110	(21,422)
Net (income) loss attributable to noncontrolling interests	-	178	38	-	216
Net income (loss) attributable to FelCor LP	(21,206)	(13,463)	1,353	12,110	(21,206)
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income (loss) applicable to FelCor LP unitholders	$(30,884)	$(13,463)	$1,353	$12,110	(30,884)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$291,547	$-	$-	$291,547
Percentage lease revenue	6,054	-	52,372	(58,426)	-
Other revenue	-	4	324	-	328
Total revenue	6,054	291,551	52,696	(58,426)	291,875

Expenses:
Hotel operating expenses	-	190,153	-	-	190,153
Taxes, insurance and lease expense	1,355	78,888	7,487	(58,426)	29,304
Corporate expenses	308	3,856	2,663	-	6,827
Depreciation and amortization	2,540	14,557	16,671	-	33,768
Impairment loss	-	-	17,131	-	17,131
Other expenses	-	265	668	-	933
Total operating expenses	4,203	287,719	44,620	(58,426)	278,116
Operating income	1,851	3,832	8,076	-	13,759
Interest expense, net	(9,885)	(2,749)	(13,369)	-	(26,003)
Income (loss) before equity in income from unconsolidated entities and noncontrolling interests	(8,034)	1,083	(5,293)	-	(12,244)
Equity in income from consolidated entities	(4,991)	-	-	4,991	-
Equity in income (loss) from unconsolidated entities	75	(679)	(18)	-	(622)
Income (loss) from continuing operations	(12,950)	404	(5,311)	4,991	(12,866)
Discontinued operations from consolidated entities	-	(13)	-	-	(13)
Net income (loss)	(12,950)	391	(5,311)	4,991	(12,879)
Net (income) loss attributable to noncontrolling interests	-	143	(214)	-	(71)
Net income (loss) attributable to FelCor LP	(12,950)	534	(5,525)	4,991	(12,950)
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income (loss) applicable to unitholders	$(22,628)	$534	(5,525)	$4,991	$(22,628)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$2,522	$3,221	$18,706	$24,449
Cash flows from (used in) investing activities	1,150	(13,706)	(10,149)	(22,705)
Cash flows from (used in) financing activities	1,182	10,669	(10,486)	1,365
Effect of exchange rates changes on cash	-	(340)	-	(340)
Change in cash and cash equivalents	4,854	(156)	(1,929)	2,769
Cash and cash equivalents at beginning of period	7,719	40,018	2,450	50,187
Cash and equivalents at end of period	$12,573	$39,862	$521	$52,956

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(3,660)	$17,444	$33,698	$47,482
Cash flows from (used in) investing activities	22,843	(25,460)	(21,345)	(23,962)
Cash flows from (used in) financing activities	(18,287)	24,296	(15,510)	(9,501)
Effect of exchange rates changes on cash	-	(303)	-	(303)
Change in cash and cash equivalents	896	15,977	(3,157)	13,716
Cash and cash equivalents at beginning of period	7,889	43,305	6,415	57,609
Cash and equivalents at end of period	$8,785	$59,282	$3,258	$71,325

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In the first quarter of 2009, the lodging industry continued to see nationwide decreases in revenue per available room, or RevPAR (U.S. average RevPAR decreased 17.7% in the first quarter of 2009). However, in spite of reduced RevPAR, our hotels have generally been able to continue increasing their market share, which we believe is largely attributable to our recently completed $450 million hotel renovation program.

As lodging demand continues to slow in 2009, we are working closely with our brand-managers to cut operating costs in the lower RevPAR environment. Many of our hotels have been able to reduce labor costs permanently, and all of our hotels have trimmed non-critical functions. These cost reductions have enabled us to minimize EBITDA margin erosion.

We entered 2009 in the midst of a recession. Our hotels are focused on maintaining market share, protecting average daily rate, or ADR, and preserving EBITDA margins, while we are focused on managing our balance sheet, including maturing debt and compliance with debt covenants. We started 2009 with $132 million of non-recourse mortgage debt, in the aggregate, that would mature in 2009.  In March 2009, we refinanced $116 million of our 2009 maturities with a new loan that matures in 2014.  We have $15 million of non-recourse mortgage debt maturing in 2009 (two loans, each secured by different hotels) that we are seeking to extend.

Our line of credit contains certain restrictive financial covenants; we were in compliance with these at the date of this filing. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. If current financial market conditions persist and our business continues to deteriorate, we may fail to comply with one or more of these covenants in 2009.

We have agreed in principle on the material terms with the lead lender of a new $200 million term loan, which would be secured by first mortgages on nine currently unencumbered hotels and, assuming all extension options are exercised, will not mature until 2013. This loan would not be subject to any corporate financial covenants and would only be recourse to the borrower, a to-be-formed wholly-owned subsidiary. While we believe that we will successfully close our new secured term loan, as discussed above, we have several other alternatives available to ensure continued compliance with our financial covenants or repay our line of credit, including identifying other sources of debt or equity financing, selling unencumbered hotels and/or implementing additional cost cutting measures. Of course, we can provide no assurance that we will be able to close our new secured term loan, identify additional sources of debt or equity financing or sell hotels on terms that are favorable or otherwise acceptable to us.

We have two non-recourse mortgage loans aggregating $277 million secured by 14 hotels that will mature in May 2010. We are in preliminary discussions with potential lenders to refinance all of our debt that will mature in 2010 and 2011.

          On April 1, 2009, we opened our San Francisco Marriott Union Square Hotel, which had been operating as Hotel 480 during renovations that began in 2007. Renovations at this hotel were comprehensive and included guest rooms, guest baths, guest corridors, meeting space, food and beverage outlets, public areas and building exterior. Following the Marriott conversion, April RevPAR increased more than 40% at this hotel, compared to the prior year.

We suspended our common distributions in December 2008 and our preferred distributions in March 2009. Although distributions are not paid unless declared by FelCor’s Board of Directors, unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions. FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended March 31,		% Change
	2009	2008	2009-2008
RevPAR	$81.60	$101.55	(19.6)%
Hotel EBITDA(a)	$56,705	$82,165	(31.0)%
Hotel EBITDA margin(a)	24.2%	28.2%	(14.2)%
Loss from continuing operations attributable to FelCor LP(b)	$(21,206)	$(12,937)	(63.9)%
FFO(a)(c)	$10,188	$14,689	(30.6)%
EBITDA(a)(d)	$43,752	$53,777	(18.6)%

____________

(a)

A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)	Included in loss from continuing operations attributable to FelCor LP are the following amounts (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Impairment loss	$(1,368)	$(17,131)
Impairment loss on unconsolidated hotels	(2,068)	-
Conversion costs	(38)	(259)
Severance costs	(145)	-

(c)	FFO has not been adjusted for the following amounts included in net loss attributable to FelCor LP

(in thousands):

	Three Months Ended
	March 31,
	2009	2008
Impairment loss	$(1,368)	$(17,131)
Impairment loss on unconsolidated hotels	(2,068)	-
Conversion costs	(38)	(259)
Severance costs, net of noncontrolling interests	(135)	-

(d)	EBITDA has not been adjusted for the following amounts included in net loss attributable to FelCor LP

(in thousands):

	Three Months Ended March 31,
	2009	2008
Impairment loss	$(1,368)	$(17,131)
Impairment loss on unconsolidated hotels	(2,068)	-
Conversion costs	(38)	(259)
Severance costs, net of noncontrolling interests	(135)	-

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

For the three months ended March 31, 2009, we recorded a $30.9 million net loss applicable to common unitholders, or $0.49 per unit, compared to $22.6 million net loss applicable to common unitholders, or $0.36 per unit, for the same period in 2008. The current year loss is attributable primarily to the 19.7% decrease in revenue compared to the same period in 2008. We were able to limit our margin loss in the first quarter of 2009 compared to the first quarter of 2008, primarily by reducing hotel labor costs by $10.5 million and reducing other costs associated with non-critical functions. Hotel expenses decreased 15.3% compared to first quarter 2008. The current year loss included impairment charges of $3.5 million ($1.4 million related to a consolidated hotel and $2.1 million related to an unconsolidated entity), while the prior year loss included a $17.1 million impairment charge on two consolidated hotels.

In the first quarter of 2009, total revenue from continuing operations was $234.3 million, a 19.7% decrease compared to the same period in 2008. The decrease in revenue is attributed principally to a 19.6% decrease in RevPAR, which was driven by an 11.6% decrease in occupancy and a 9.1% decrease in ADR.

In the first quarter of 2009, hotel departmental expenses decreased $15.5 million (16.0%) compared to the same period in 2008. As a percentage of total revenue, hotel departmental expenses increased from 33.3% to 34.8% compared to the same period in 2008. The $15.5 million expense reduction reflects: (i) an 11.6% decrease in occupancy; (ii) a $7.7 million decrease in labor costs, which includes permanent reductions related to a decrease in hotel departmental employees; (iii) a decrease in non-critical room expenses, such as guest transportation, in-room amenities, bath linen quantities, and newspaper service; and (iv) menu modifications in food and beverage.

In the first quarter of 2009, other property operating costs decreased $9.8 million (12.7%) compared to the same period in 2008. As a percentage of total revenue, other property operating costs increased from 26.4% to 28.7% compared to the same period in 2008. The $9.8 million reduction includes: (i) a $2.8 million decrease in labor costs; (ii) a $2.8 million decrease in marketing assessments, credit card commissions and frequent guest expense (all of which reflect the decrease in revenue); (iii) a $1.2 million decrease in repairs and maintenance, partially attributable to our recently completed renovation program; and (iv) reductions in other non-critical expenses.

In the first quarter of 2009, management and franchise fees decreased $4.4 million compared to the same period in 2008. As a percent of total revenue, franchise fees and base management fees were essentially unchanged from 2008 to 2009 since both fees are based on a percentage of revenue. Incentive fees decreased from 0.9% to 0.2% of total revenue because these fees are based on the profitability of the hotel operations, which significantly decreased from 2008 to 2009.

In the first quarter of 2009, taxes, insurance and lease expense decreased $4.3 million compared to the same period in 2008. This decrease was primarily related to a $2.1 million decrease in percentage rent, which is attributable to the decreased revenue at our consolidated hotel lessees, and a $1.7 million decrease in real estate and other taxes, which related to the successful resolution of estimated tax accruals related to prior years. Taxes, insurance and lease expense increased as a percentage of total revenue from 10.0% to 10.7% compared to the same period in 2008.

Corporate expenses decreased $700,000 in the first quarter of 2009 compared to the same period in 2008, principally due to general cost reduction efforts in our corporate office.

In the first quarter of 2009, depreciation and amortization expense increased $3.6 million, compared to the same period in 2008, which reflects $142.9 million of consolidated hotel capital expenditures incurred in 2008.

During 2008, we identified eight hotels as candidates to be sold (three are no longer identified as candidates for sale and five hotels remain sale candidates). We recorded an impairment charge of $1.4 million for one of these hotels in the first quarter of 2009 and $17.1 million for two of these hotels in the first quarter of 2008 under the provisions of SFAS 144.

Net interest expense included in continuing operations for the first quarter decreased $4.7 million compared to the same period in 2008. This decrease reflects declining interest rates for our floating-rate debt.

Equity in loss from unconsolidated entities increased $2.8 million in the first quarter of 2009 from the first quarter of 2008. This is primarily attributed to $2.1 million impairment charge on one of our unconsolidated investments.

Non-GAAP Financial Measures

We refer in this report to certain “non-GAAP financial measures.” These measures, including FFO, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with GAAP. The following tables reconcile each of these non-GAAP measures to the most comparable GAAP financial measure. Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.

The following tables detail our computation of FFO and EBITDA (in thousands, except per unit data):

Reconciliation of Net Loss Attributable to FelCor LP to FFO

	Three Months Ended March 31,
	2009			2008
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net loss attributable to FelCor LP	$(21,206)			$(12,950)
Preferred distributions(a)	(9,678)			(9,678)
Net loss attributable to FelCor LP common unitholders	(30,884)	63,285	$(0.49)	(22,628)	63,068	$(0.36)
Depreciation and amortization	37,385	-	0.59	33,768	-	0.53
Depreciation, unconsolidated entities	3,687	-	0.06	3,549	-	0.06
Conversion of FelCor options and unvested restricted stock	-	128	-	-	126	-
FFO	$10,188	63,413	$0.16	$14,689	63,194	$0.23

(a)	We suspended our preferred distributions in March 2009 and unpaid preferred distributions continue to accrue until paid.

    FFO has not been adjusted for the following amounts included in net loss applicable to FelCor LP common unitholders (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Impairment loss	$(1,368)	$(17,131)
Impairment loss on unconsolidated hotels	(2,068)	-
Conversion costs	(38)	(259)
Severance costs, net of noncontrolling interests	(135)	-

Reconciliation of Net Loss Attributable to FelCor LP to EBITDA

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Net loss attributable to FelCor LP	$(21,206)	$(12,950)
Depreciation and amortization	37,385	33,768
Depreciation, unconsolidated entities	3,687	3,549
Interest expense	21,469	26,549
Interest expense, unconsolidated entities	1,019	1,596
Amortization of FelCor’s stock compensation	1,398	1,265
EBITDA	$43,752	$53,777

EBITDA has not been adjusted for the following amounts included in net loss attributable to FelCor LP

(in thousands):

	Three Months Ended March 31,
	2009	2008
Impairment loss	$(1,368)	$(17,131)
Impairment loss on unconsolidated hotels	(2,068)	-
Conversion costs	(38)	(259)
Severance costs, net of noncontrolling interests	(135)	-

          The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to our hotels included in continuing operations at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Total revenues	$234,288	$291,875
Other revenue	(286)	(328)
Hotel operating revenue	234,002	291,547
Hotel operating expenses	(177,297)	(209,382)
Hotel EBITDA	$56,705	$82,165
Hotel EBITDA margin(a)	24.2%	28.2%

(a)	Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expenses to Hotel Operating Expenses

(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Total operating expenses	$230,994	$278,116
Unconsolidated taxes, insurance and lease expense	1,934	2,122
Consolidated hotel lease expense	(10,060)	(12,197)
Corporate expenses	(6,122)	(6,827)
Depreciation and amortization	(37,385)	(33,768)
Impairment loss	(1,368)	(17,131)
Other expenses	(696)	(933)
Hotel operating expenses	$177,297	$209,382

          The following tables reconcile net loss attributable to FelCor LP to Hotel EBITDA and the ratio of operating income to total revenue to Hotel EBITDA margin.

Reconciliation of Net Loss Attributable to FelCor LP to Hotel EBITDA

(in thousands)

	Three Months Ended March 31,
	2009	2008
Net loss attributable to FelCor LP	$(21,206)	$(12,950)
Discontinued operations	-	13
Equity in loss from unconsolidated entities	3,424	622
Net income (loss) attributable to noncontrolling interests in other partnerships	(216)	71
Consolidated hotel lease expense	10,060	12,197
Unconsolidated taxes, insurance and lease expense	(1,934)	(2,122)
Interest expense, net	21,292	26,003
Corporate expenses	6,122	6,827
Depreciation and amortization	37,385	33,768
Impairment loss	1,368	17,131
Other expenses	696	933
Other revenue	(286)	(328)
Hotel EBITDA	$56,705	$82,165

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Three Months Ended March 31,
	2009	2008
Ratio of operating income to total revenues	1.4%	4.7%
Other revenue	(0.1)	(0.1)
Unconsolidated taxes, insurance and lease expense	(0.8)	(0.7)
Consolidated hotel lease expense	4.3	4.2
Other expenses	0.3	0.3
Corporate expenses	2.6	2.3
Depreciation and amortization	15.9	11.6
Impairment loss	0.6	5.9
Hotel EBITDA margin	24.2%	28.2%

Substantially all of our non-current assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company’s operations. These supplemental measures, including FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, are not measures of operating performance under GAAP. However, we consider these non-GAAP measures to be supplemental measures of a REIT’s performance and should be considered along with, but not as an alternative to, net income as a measure of our operating performance.

FFO and EBITDA

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss attributable to FelCor LP (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.  We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

EBITDA is a commonly used measure of performance in many industries. We define EBITDA as net income or loss attributable to FelCor LP (computed in accordance with GAAP) plus interest expenses, income taxes, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDA on the same basis.

Hotel EBITDA and Hotel EBITDA Margin

Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control. We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making. Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners. We present Hotel EBITDA and Hotel EBITDA margin by eliminating from continuing operations all revenues and expenses not directly associated with hotel operations including corporate-level expenses, depreciation and amortization and expenses related to our capital structure. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis.

           We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets. We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by noncontrolling interests and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our hotels.

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

The use of these non-GAAP financial measures has certain limitations. FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin, as presented by us, may not be comparable to FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin as calculated by other real estate companies. These measures do not reflect certain expenses that we incurred and will incur, such as depreciation and amortization, interest and capital expenditures. FelCor’s management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. Neither should FFO, FFO per unit or EBITDA be considered as measures of our liquidity or indicative of funds available for our cash needs, including our ability to make cash distributions or service our debt. FFO per unit should not be used as a measure of amounts that accrue directly to the benefit of unitholders. FFO, EBITDA, Hotel EBITDA and Hotel EBITDA margin reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. Management strongly encourages investors to review our financial information in its entirety and not to rely on a single financial measure.

Pro Rata Share of Rooms Owned

          The following table sets forth, as of March 31, 2009, the pro rata share of hotel rooms owned by us after giving consideration to the portion of rooms owned by our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at March 31, 2009
Consolidated hotels in continuing operations	85	25,006
Unconsolidated hotel operations	3	456
Total hotels	88	25,462

50% joint ventures	16	(1,937)
60% joint ventures	1	(214)
75% joint ventures	1	(55)
90% joint ventures	3	(68)
97% joint venture	1	(10)
Total rooms owned by joint venture partners		(2,284)
Pro rata share of rooms owned		23,178

Hotel Portfolio Composition

The following tables set forth, as of March 31, 2009, for 85 Consolidated Hotels distribution by brand, by our top markets and by type of location.

Brand	Hotels	Rooms	% of Total Rooms	% of 2008 Hotel EBITDA(a)
Embassy Suites Hotels	47	12,132	49	55
Holiday Inn	17	6,306	25	19
Sheraton and Westin	9	3,217	13	12
Doubletree	7	1,471	6	7
Renaissance and Marriott	3	1,321	5	5
Hilton	2	559	2	2

Top Markets
South Florida	5	1,439	6	7
San Francisco area	6	2,138	8	6
Atlanta	5	1,462	6	6
Los Angeles area	4	899	4	6
Orlando	5	1,690	7	5
Dallas	4	1,333	5	4
Philadelphia	2	729	3	4
Northern New Jersey	3	756	3	4
Minneapolis	3	736	3	4
San Diego	1	600	2	4
Phoenix	3	798	3	3
San Antonio	3	874	4	3
Chicago	3	795	3	3
Boston	2	532	2	3
Washington, D.C.	1	443	2	2

Location
Suburban	35	8,781	35	34
Urban	20	6,358	25	26
Airport	18	5,788	24	24
Resort	12	4,079	16	16

(a)

Hotel EBITDA is a non-GAAP financial measure. A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

Hotel Operating Statistics

          The following tables set forth occupancy, ADR and RevPAR for the three months ended March 31, 2009 and 2008, and the percentage changes thereof between the periods presented, for hotels included in our consolidated operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended March 31,
	2009	2008	%Variance
Embassy Suites Hotels	66.5	73.0	(8.9)
Holiday Inn	61.7	70.0	(11.8)
Sheraton and Westin	55.0	66.1	(16.8)
Doubletree	63.6	75.6	(15.9)
Renaissance and Marriott	56.3	70.7	(20.3)
Hilton	47.3	52.3	(9.6)

Total hotels	62.7	70.9	(11.6)

	ADR ($)
	Three Months Ended March 31,
	2009	2008	%Variance
Embassy Suites Hotels	138.64	152.21	(8.9)
Holiday Inn	105.16	117.89	(10.8)
Sheraton and Westin	118.11	130.15	(9.2)
Doubletree	139.17	153.99	(9.6)
Renaissance and Marriott	201.68	210.93	(4.4)
Hilton	97.59	106.35	(8.2)

Total hotels	130.11	143.20	(9.1)

	RevPAR ($)
	Three Months Ended March 31,
	2009	2008	%Variance
Embassy Suites Hotels	92.22	111.09	(17.0)
Holiday Inn	64.93	82.50	(21.3)
Sheraton and Westin	65.01	86.06	(24.5)
Doubletree	88.47	116.42	(24.0)
Renaissance and Marriott	113.55	149.06	(23.8)
Hilton	46.13	55.62	(17.1)

Total hotels	81.60	101.55	(19.6)

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended March 31,
	2009	2008	%Variance
South Florida	79.3	87.1	(8.9)
San Francisco area	55.9	71.0	(21.2)
Atlanta	65.6	76.3	(14.0)
Los Angeles area	68.6	73.6	(6.7)
Orlando	68.2	81.9	(16.8)
Dallas	59.4	69.9	(15.0)
Philadelphia	49.4	62.5	(20.9)
Northern New Jersey	59.6	66.4	(10.2)
Minneapolis	60.9	67.0	(9.1)
San Diego	64.0	80.5	(20.5)
Phoenix	64.1	75.9	(15.5)
San Antonio	69.6	77.1	(9.8)
Chicago	52.5	65.0	(19.3)
Boston	70.6	69.0	2.3
Washington, D.C.	45.1	43.9	2.7
	ADR ($)
	Three Months Ended March 31,
	2009	2008	%Variance
South Florida	170.57	199.14	(14.3)
San Francisco area	120.64	136.22	(11.4)
Atlanta	111.22	127.06	(12.5)
Los Angeles area	138.48	156.95	(11.8)
Orlando	112.89	124.53	(9.3)
Dallas	126.94	130.17	(2.5)
Philadelphia	129.62	136.34	(4.9)
Northern New Jersey	151.68	161.98	(6.4)
Minneapolis	131.14	145.02	(9.6)
San Diego	132.31	152.80	(13.4)
Phoenix	157.30	186.19	(15.5)
San Antonio	105.65	113.77	(7.1)
Chicago	112.26	120.74	(7.0)
Boston	126.00	136.39	(7.6)
Washington, D.C.	154.72	162.65	(4.9)
	RevPAR ($)
	Three Months Ended March 31,
	2009	2008	%Variance
South Florida	135.25	173.37	(22.0)
San Francisco area	67.43	96.67	(30.2)
Atlanta	72.99	96.90	(24.7)
Los Angeles area	95.04	115.45	(17.7)
Orlando	76.97	102.05	(24.6)
Dallas	75.44	90.96	(17.1)
Philadelphia	64.05	85.16	(24.8)
Northern New Jersey	90.37	107.47	(15.9)
Minneapolis	79.80	97.14	(17.8)
San Diego	84.72	123.01	(31.1)
Phoenix	100.90	141.34	(28.6)
San Antonio	73.48	87.75	(16.3)
Chicago	58.89	78.53	(25.0)
Boston	88.95	94.10	(5.5)
Washington, D.C.	69.80	71.44	(2.3)

Hotel Portfolio Listing

          The following table provides the name, location, number of rooms, our ownership percentage and brand names of each of our hotels.

	State	Rooms	% Owned (a)	Brand
Consolidated Hotels
Birmingham(b)	AL	242		Embassy Suites Hotel
Phoenix – Biltmore(b)	AZ	232		Embassy Suites Hotel
Phoenix – Crescent(b)	AZ	342		Sheraton
Phoenix – Tempe(b)	AZ	224		Embassy Suites Hotel
Anaheim – North(b)	CA	222		Embassy Suites Hotel
Dana Point – Doheny Beach	CA	196		Doubletree Guest Suites
Indian Wells – Esmeralda Resort & Spa(b)	CA	560		Renaissance Resort
Los Angeles – International Airport –South	CA	349	97%	Embassy Suites Hotel
Milpitas – Silicon Valley(b)	CA	266		Embassy Suites Hotel
Napa Valley(b)	CA	205		Embassy Suites Hotel
Oxnard – Mandalay Beach – Hotel & Resort	CA	248		Embassy Suites Hotel
San Diego – On the Bay	CA	600		Holiday Inn
San Francisco – Airport/Burlingame	CA	340		Embassy Suites Hotel
San Francisco – Airport/South San Francisco (b)	CA	312		Embassy Suites Hotel
San Francisco – Fisherman’s Wharf	CA	585		Holiday Inn
San Francisco Union Square	CA	400		Marriott(c)
San Rafael – Marin County(b)	CA	235	50%	Embassy Suites Hotel
Santa Barbara – Goleta	CA	160		Holiday Inn
Santa Monica Beach – at the Pier	CA	132		Holiday Inn
Wilmington(b)	DE	244	90%	Doubletree
Boca Raton(b)	FL	263		Embassy Suites Hotel
Cocoa Beach – Oceanfront	FL	500		Holiday Inn
Deerfield Beach –Resort & Spa(b)	FL	244		Embassy Suites Hotel
Ft. Lauderdale – 17th Street(b)	FL	361		Embassy Suites Hotel
Ft. Lauderdale – Cypress Creek(b)	FL	253		Sheraton Suites
Jacksonville – Baymeadows(b)	FL	277		Embassy Suites Hotel
Miami – International Airport(b)	FL	318		Embassy Suites Hotel
Orlando – International Airport(b)	FL	288		Holiday Inn
Orlando – International Drive Resort	FL	652		Holiday Inn
Orlando – International Drive South/Convention(b)	FL	244		Embassy Suites Hotel
Orlando– North	FL	277		Embassy Suites Hotel
Orlando – Walt Disney World Resort	FL	229		Doubletree Guest Suites
St. Petersburg – Vinoy Resort & Golf Club(b)	FL	361		Renaissance Resort
Tampa – Tampa Bay(b)	FL	203		Doubletree Guest Suites
Atlanta – Airport(b)	GA	232		Embassy Suites Hotel
Atlanta – Buckhead(b)	GA	316		Embassy Suites Hotel
Atlanta – Galleria(b)	GA	278		Sheraton Suites
Atlanta – Gateway – Atlanta Airport	GA	395		Sheraton
Atlanta – Perimeter Center(b)	GA	241	50%	Embassy Suites Hotel
Chicago – Lombard/Oak Brook(b)	IL	262	50%	Embassy Suites Hotel
Chicago – North Shore/Deerfield (Northbrook) (b)	IL	237		Embassy Suites Hotel
Chicago – Gateway – O’Hare(b)	IL	296		Sheraton Suites
Indianapolis – North(b)	IN	221	75%	Embassy Suites Hotel
Kansas City – Overland Park(b)	KS	199	50%	Embassy Suites Hotel
Lexington – Lexington Green(b)	KY	174		Hilton Suites
Baton Rouge(b)	LA	223		Embassy Suites Hotel

Hotel Portfolio Listing (continued)

	State	Rooms	% Owned(a)	Brand
New Orleans – Convention Center(b)	LA	370		Embassy Suites Hotel
New Orleans – French Quarter	LA	374		Holiday Inn
Boston – at Beacon Hill	MA	303		Holiday Inn
Boston – Marlborough(b)	MA	229		Embassy Suites Hotel
Baltimore – at BWI Airport(b)	MD	251	90%	Embassy Suites Hotel
Bloomington(b)	MN	218		Embassy Suites Hotel
Minneapolis – Airport(b)	MN	310		Embassy Suites Hotel
St. Paul – Downtown(b)	MN	208		Embassy Suites Hotel
Kansas City – Plaza	MO	266	50%	Embassy Suites Hotel
Charlotte(b)	NC	274	50%	Embassy Suites Hotel
Charlotte – SouthPark	NC	208		Doubletree Guest Suites
Raleigh/Durham(b)	NC	203		Doubletree Guest Suites
Raleigh – Crabtree(b)	NC	225	50%	Embassy Suites Hotel
Parsippany(b)	NJ	274	50%	Embassy Suites Hotel
Piscataway – Somerset(b)	NJ	221		Embassy Suites Hotel
Secaucus – Meadowlands(b)	NJ	261	50%	Embassy Suites Hotel
Philadelphia – Historic District	PA	364		Holiday Inn
Philadelphia – Society Hill(b)	PA	365		Sheraton
Pittsburgh – at University Center (Oakland)	PA	251		Holiday Inn
Charleston – Mills House(b)	SC	214		Holiday Inn
Myrtle Beach – Oceanfront Resort	SC	255		Embassy Suites Hotel
Myrtle Beach Resort	SC	385		Hilton
Nashville – Airport – Opryland Area	TN	296		Embassy Suites Hotel
Nashville – Opryland – Airport (Briley Parkway)	TN	383		Holiday Inn
Austin(b)	TX	188	90%	Doubletree Guest Suites
Austin – Central(b)	TX	260	50%	Embassy Suites Hotel
Corpus Christi(b)	TX	150		Embassy Suites Hotel
Dallas – DFW International Airport South(b)	TX	305		Embassy Suites Hotel
Dallas – Love Field(b)	TX	248		Embassy Suites Hotel
Dallas – Market Center	TX	244		Embassy Suites Hotel
Dallas – Park Central	TX	536	60%	Westin
Houston – Medical Center	TX	287		Holiday Inn
San Antonio – International Airport(b)	TX	261	50%	Embassy Suites Hotel
San Antonio – International Airport(b)	TX	397		Holiday Inn
San Antonio – NW I-10(b)	TX	216	50%	Embassy Suites Hotel
Burlington Hotel & Conference Center(b)	VT	309		Sheraton
Vienna – Premiere at Tysons Corner(b)	VA	443	50%	Sheraton

Canada
Toronto – Airport	Ontario	446		Holiday Inn
Toronto – Yorkdale	Ontario	370		Holiday Inn

Unconsolidated Operations
Salina(b)(d)	KS	192	50%	Holiday Inn
Salina – I-70(b)	KS	93	50%	Holiday Inn Express
New Orleans – French Quarter – Chateau LeMoyne(b)	LA	171	50%	Holiday Inn

(a)	We own 100% of the real estate interests unless otherwise noted.
(b)	This hotel was encumbered by mortgage debt or a capital lease obligation at March 31, 2009.
(c)	On April 1, 2009, San Francisco Union Square was rebranded as a Marriott.
(d)	This hotel was sold April 23, 2009.

Liquidity and Capital Resources

Hotel operations provide most of the cash needed to meet our cash requirements, including distributions to unitholders and repayments of indebtedness. For the three months ended March 31, 2009, net cash flow provided by operating activities, consisting primarily of hotel operations, was $24 million. At March 31, 2009, we had $53 million of cash on hand, including approximately $38 million held under management agreements to meet minimum working capital requirements.

We suspended our common distributions in December 2008 and our preferred distributions in March 2009. Although distributions are not paid unless declared by FelCor’s Board of Directors, unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions. FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

We have agreed in principle on the material terms with the lead lender of a new $200 million term loan, which would be secured by first mortgages on nine currently unencumbered hotels and, assuming all extension options are exercised, will not mature until 2013. This loan would not be subject to any corporate financial covenants and would only be recourse to the borrower, a to-be-formed wholly-owned subsidiary. While we believe that we will successfully close our new secured term loan, as discussed above, we have several other alternatives available to ensure continued compliance with our financial covenants or repay our line of credit, including identifying other sources of debt or equity financing, selling unencumbered hotels and/or implementing additional cost cutting measures. Of course, we can provide no assurance that we will be able to close our new secured term loan, identify additional sources of debt or equity financing or sell hotels on terms that are favorable or otherwise acceptable to us.

We have $15 million of non-recourse mortgage debt maturing in 2009 (two loans, each secured by different hotels) that we are seeking to extend.

We have two non-recourse mortgage loans aggregating $277 million secured by 14 hotels that will mature in May 2010. We are in preliminary discussions with potential lenders to refinance all of our debt that will mature in 2010 and 2011.

          We currently expect approximately $97 to $112 million of cash flow provided by operating activities for 2009. This forecast assumes our hotel RevPAR decreases by 12% to 14%. Our current operating plan contemplates that we will make no additional common or preferred dividend payments leaving approximately $87 million to $102 million in surplus cash flow (before capital expenditures and debt reduction). In 2009, we plan to spend approximately $84 million on capital expenditures and will pay $11 million in normal recurring principal payments, which will be funded from operating cash flow and borrowings.

          The overall weakness in the U.S. economy, particularly the turmoil in the credit markets, has resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand continued to weaken in the first quarter and contributed to further weakening of our Consolidated Hotel RevPAR. We expect negative year over year RevPAR in 2009. We anticipate that lodging demand will not improve, and may weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets.

The capital markets, and our access to financing on reasonably acceptable terms or not at all, have historically been affected by external events and circumstances, such as recessions, major bank failures, the subprime mortgage crisis, rising unemployment, shrinking GDP, acts of terrorism, etc. Events, or circumstances of similar magnitude or impact, could adversely affect the availability and cost of our capital going forward. In addition, if the recession in the overall economy and the lodging industry continues, our operating cash flow and the availability and cost of capital for our business will be adversely affected.

            We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues. Operating expenses are difficult to predict and control, which lends volatility in our operating results. If hotel RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could suffer a material adverse effect.

Debt

          Line of Credit. At March 31, 2009, we had $128 million borrowed under our $250 million line of credit. The interest rate on our line of credit was LIBOR plus 1.0% at March 31, 2009.

Our line of credit contains certain restrictive financial covenants, including a leverage ratio, fixed charge coverage ratio, unencumbered leverage ratio and maximum payout ratio. At the date of this filing, we were in compliance with all of these covenants. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. If current financial market conditions persist and our business continues to deteriorate, we may fail to comply with one or more of these covenants in 2009.

Our other borrowings contain affirmative and negative covenants that are generally no more restrictive than our line of credit. Payment of amounts due under our line of credit is guaranteed by us and certain of our subsidiaries who also guarantee payment of our senior notes, and payment of those obligations is secured by a pledge of FelCor’s limited partnership interest in us.

Mortgage Debt. At March 31, 2009, we had aggregate mortgage indebtedness of $923 million, secured by 44 of our consolidated hotels with an aggregate book value of $1.4 billion. Our hotel mortgage debt is recourse solely to the specific assets securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions. Loans secured by certain of our hotels provide for lock-box arrangements under certain circumstances. We generally are permitted to retain an amount required to cover our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves but the remaining revenues would become subject to a lock-box arrangement if a specified debt service coverage ratio is not met. These hotels currently exceed the minimum debt service coverage ratio; however, under the terms of these loan agreements, the lock-box provisions will remain in place until the loans are repaid.

In March 2009, we entered into a loan agreement with The Prudential Insurance Company of America secured by mortgages on seven hotels.  The proceeds of the loan were used to repay the balance of an existing loan secured by the same properties that would have matured on April 1, 2009.  The loan matures in 2014 and bears interest at an annual rate of 9.02%.  FelCor LP has the right to prepay the loan and/or obtain partial release of one or more of the mortgages, subject to certain conditions.

Our hotel mortgage debt contains provisions allowing for the substitution of collateral upon satisfaction of certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

          Senior Notes. Our publicly-traded senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor’s REIT qualification test; (iii) repurchase FelCor’s capital stock; or (iv) merge. As of the date of this filing, we have satisfied all such tests. Under the terms of one of our indentures, we are prohibited from repurchasing any of FelCor’s capital stock, whether common or preferred, subject to certain exceptions, so long as our debt-to-EBITDA ratio, as defined in the indentures, exceeds 4.85 to 1, which it does at the date of this filing. In addition, if we were unable to continue to satisfy the incurrence test under the indentures governing our senior notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions,or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income.

Interest Rate Caps. To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $427.2 million at both March 31, 2009 and December 31, 2008. These interest rate caps were not designated as hedges and had insignificant fair values at both March 31, 2009 and December 31, 2008, resulting in no significant net earnings impact.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2009, approximately 51% of our consolidated debt had fixed interest rates.

          The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents scheduled maturities and weighted average interest rates, by maturity dates. The fair value debt indicates the estimated principal amount of debt having the same debt service requirements that could have been borrowed at the date presented, at then current market interest rates.

Expected Maturity Date

at March 31, 2009

(dollars in thousands)

March 31, 2009
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$25,420	$278,189	$306,893	$4,766	$5,162	$175,603	$796,033	663,171
Average interest rate	7.20%	8.71%	8.98%	7.74%	7.75%	7.99%	8.59%
Floating rate:
Debt	-	310	593,000	177,225	-	-	770,535	552,296
Average interest rate(a)	-	4.25%	3.45%	4.50%	-	-	3.69%
Total debt	$25,420	$278,499	$899,893	$181,991	$5,162	$175,603	$1,566,568
Average interest rate	7.20%	8.70%	5.33%	4.59%	7.75%	7.99%	6.18%
Net discount							(1,409)
Total debt							$1,565,159

(a)	The average floating interest rate represents the implied forward rates in the yield curve at March 31, 2009.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

PART II. -- OTHER INFORMATION

Item 5.	Other Information

In May 2009, FelCor’s Compensation Committee and its Board of Directors, as our general partner, authorized us to guaranty unconditionally FelCor’s indemnification obligations to its directors and officers and to guaranty unconditionally FelCor’s cash compensation and other non-equity obligations to various employees pursuant to existing employment agreements, contingent future cash payment agreements and as generally provided in our standard Change in Control and Severance Agreement. The purpose of the foregoing guaranties is to ensure that the objective of those rights – primarily, retaining skilled and valuable directors and employees – is accomplished. We generally bear the economic responsibility for such costs because substantially all of the services provided by the directors, officers and other employees to FelCor are so provided in FelCor’s capacity as our general partner and substantially all of the business of FelCor is conducted through us; however, the guaranties provide the individuals the right to look to us directly for those rights.

The rights of an indemnified director or officer under the Amended and Restated Indemnification Agreement are substantially identical to the rights provided under the existing agreements, and complement any rights the indemnitee may already have under FelCor’s charter or bylaws, under Maryland law or otherwise, and under our partnership agreement under Delaware law or otherwise. The Amended and Restated Indemnification Agreement requires FelCor to indemnify and advance expenses and costs incurred by the indemnitee in connection with any claims, suits or proceedings arising as a result of the indemnitee’s service as an officer or director of FelCor.

The foregoing summaries of the forms of the Indemnification Agreement (as amended) and the Guaranty Agreement are qualified in their entirety by reference to the full text of those agreements, copies of the forms of which are included as Exhibits 10.1 and 10.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2009 and are incorporated by reference herein.

Item 6.	Exhibits

The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
10.1

Form of Indemnification Agreement by and among FelCor, FelCor LP and individual officers and directors of FelCor (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.2

Form of Guaranty Agreement by and among FelCor, FelCor LP and individual employees of FelCor (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.3

Loan Agreement, dated March 31, 2009, by and between FelCor/CSS (SPE), L.L.C., as borrower, The Prudential Insurance Company of America, as lender, and joined by DJONT Operations, L.L.C. (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.4

Form of Mortgage and Security Agreement, dated March 31, 2009, executed by FelCor/CSS (SPE), L.L.C. and DJONT Operations, L.L.C. for the benefit of The Prudential Insurance Company of America (filed as Exhibit 10. 4 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.5

Promissory Note, dated March 31, 2009, made by FelCor/CSS (SPE), L.L.C., as borrower, in favor of The Prudential Insurance Company of America (filed as Exhibit 10. 5 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.6

Recourse Liabilities Guarantee, dated March 31, 2009, made by FelCor and FelCor LP in favor of The Prudential Insurance Company of America (filed as Exhibit 10. 6 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference). .

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

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its general partner

Date: May 8, 2009	By:	/s/ Lester C. Johnson
Name: Lester C. Johnson Title: Senior Vice President and Chief Accounting Officer