Form 10-Q
period 2009-09-30
FelCor Lodging LP
filed 2009-11-04
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

     /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

FELCOR LODGING LIMITED PARTNERSHIP

PART I. -- FINANCIAL INFORMATION

Item I.                      Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Investment in hotels, net of accumulated depreciation of $921,197 at September 30, 2009 and $816,271 at December 31, 2008	$2,228,839	$2,279,026
Investment in unconsolidated entities	86,690	94,506
Cash and cash equivalents	128,063	50,187
Restricted cash	19,774	13,213
Accounts receivable, net of allowance for doubtful accounts of $274 at September 30, 2009 and $521 at December 31, 2008	30,894	35,240
Deferred expenses, net of accumulated amortization of $12,676 at September 30, 2009 and $13,087 at December 31, 2008	9,957	5,556
Other assets	36,805	34,541
Total assets	$2,541,022	$2,512,269

LIABILITIES AND CAPITAL
Debt, net of discount of $1,140 at September 30, 2009 and $1,544 at December 31, 2008	$1,632,910	$1,551,686
Preferred distributions payable	27,902	8,545
Accrued expenses and other liabilities	137,419	132,604

Total liabilities	1,798,231	1,692,835

Commitments and contingencies
Redeemable units at redemption value, 296 units issued and outstanding at September 30, 2009 and December 31, 2008	1,340	545

Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at September 30, 2009 and December 31, 2008	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at September 30, 2009 and December 31, 2008	169,412	169,412
Common units 69,413 units issued and outstanding at September 30, 2009 and December 31, 2008	216,888	300,913
Accumulated other comprehensive income	22,575	15,418

Total FelCor LP partners’ capital	718,237	795,105

Noncontrolling interests	23,214	23,784
Total capital	741,451	818,889

Total liabilities and capital	$2,541,022	$2,512,269

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(unaudited, in thousands, except for per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Hotel operating revenue	$228,929	$276,333	$704,511	$873,117
Other revenue	1,280	1,396	2,554	2,655
Total revenues	230,209	277,729	707,065	875,772
Expenses:
Hotel departmental expenses	83,695	93,502	249,131	290,765
Other property related costs	66,492	76,947	199,711	230,646
Management and franchise fees	11,361	13,573	34,278	45,448
Taxes, insurance and lease expense	25,355	29,718	75,411	87,884
Corporate expenses	4,471	5,388	15,829	17,079
Depreciation and amortization	37,982	36,069	112,024	104,909
Impairment loss	2,080	36,692	3,448	53,823
Hurricane loss	-	1,669	-	1,669
Other expenses	1,031	1,046	3,528	2,879
Total operating expenses	232,467	294,604	693,360	835,102

Operating income (loss)	(2,258)	(16,875)	13,705	40,670
Interest expense, net	(24,427)	(24,114)	(68,501)	(74,886)
Charges related to debt extinguishment	-	-	(594)	-
Loss before equity in income (loss) from unconsolidated entities	(26,685)	(40,989)	(55,390)	(34,216)
Equity in income (loss) from unconsolidated entities	488	(2,773)	(3,197)	(1,064)
Gain on sale of assets	723	-	723	-
Gain on involuntary conversion	-	-	-	3,095
Loss from continuing operations	(25,474)	(43,762)	(57,864)	(32,185)
Discontinued operations	-	1,193	-	1,180
Net loss	(25,474)	(42,569)	(57,864)	(31,005)
Net loss (income) attributable to noncontrolling interests	174	(165)	66	(1,126)
Net loss attributable to FelCor LP	(25,300)	(42,734)	(57,798)	(32,131)
Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Net loss attributable to FelCor LP common unitholders	$(34,978)	$(52,412)	$(86,832)	$(61,165)
Basic and diluted per common unit data:
Net loss from continuing operations attributable to FelCor common unitholders	$(0.55)	$(0.85)	$(1.37)	$(1.00)
Net loss attributable to FelCor LP common unitholders	$(0.55)	$(0.83)	$(1.37)	$(0.98)
Basic and diluted weighted average common units outstanding	63,382	63,174	63,417	63,178
Cash distributions declared on common units	$-	$0.15	$-	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2009 and 2008
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(25,474)	$(42,569)	$(57,864)	$(31,005)
Foreign currency translation adjustment	4,707	(2,681)	7,157	(4,169)
Comprehensive loss	(20,767)	(45,250)	(50,707)	(35,174)
Comprehensive loss (income) attributable to noncontrolling interests	174	(165)	66	(1,126)
Comprehensive loss attributable to FelCor LP	$(20,593)	$(45,415)	$(50,641)	$(36,300)

The accompanying notes are an integral part of these consolidated financial statements

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CAPITAL
For the Year Ended December 31, 2008 and the Nine Months Ended September 30, 2009
(unaudited, in thousands)

	Preferred Units	Partnership Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Capital
Balance at December 31, 2007	$478,774	$490,979	$27,450	$25,264		$1,022,467
FelCor restricted stock compensation	-	4,956	-	-		4,956
Contributions	-	-	-	565		565
Distributions	-	(93,868)	-	(3,236)		(97,104)
Allocation to redeemable units	-	20,562	-	-		20,562
Costs related to FelCor’s shelf registration	-	(38)	-	-		(38)
Comprehensive loss:
Foreign exchange translation	-	-	(12,032)	-	$(12,032)
Net income (loss)	-	(121,678)	-	1,191	(120,487)
Comprehensive loss					$(132,519)	(132,519)
Balance at December 31, 2008	478,774	300,913	15,418	23,784		818,889
FelCor restricted stock compensation	-	3,810	-	-		3,810
Contributions	-	-	-	469		469
Distributions	-	(29,034)	-	(1,141)		(30,175)
Allocation to redeemable units	-	(795)	-	-		(795)
Other	-	(208)	-	168		(40)
Comprehensive loss:
Foreign exchange translation	-	-	7,157	-	$7,157
Net loss	-	(57,798)	-	(66)	(57,864)
Comprehensive loss					$(50,707)	(50,707)
Balance at September 30, 2009	$478,774	$216,888	$22,575	$23,214		$741,451

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(57,864)	$(31,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,024	104,909
Gain on involuntary conversion	-	(3,095)
Gain on sale of assets	(723)	(1,193)
Amortization of deferred financing fees and debt discount	3,089	2,221
Amortization of unearned officers’ and directors’ compensation	3,924	3,795
Equity in loss from unconsolidated entities	3,197	1,064
Distributions of income from unconsolidated entities	2,256	2,044
Charges related to debt extinguishment	594	-
Impairment loss	3,448	53,823
Changes in assets and liabilities:
Accounts receivable	1,214	(2,859)
Restricted cash – operations	(1,587)	(1,786)
Other assets	(4,827)	(3,726)
Accrued expenses and other liabilities	11,664	17,928
Net cash flow provided by operating activities	76,409	142,120

Cash flows from investing activities:
Improvements and additions to hotels	(62,465)	(108,899)
Additions to condominium project	(115)	(666)
Proceeds received from property insurance	-	2,005
Change in restricted cash – investing	(2,507)	1,519
Redemption of investment securities	1,719	4,738
Distributions from unconsolidated entities	3,700	22,108
Contributions to unconsolidated entities	(444)	(5,995)
Net cash flow used in investing activities	(60,112)	(85,190)

Cash flows from financing activities:
Proceeds from borrowings	418,390	141,267
Repayment of borrowings	(340,037)	(97,210)
Payment of deferred financing fees	(7,785)	(16)
Distributions paid to noncontrolling interests	(1,141)	(2,858)
Contributions from noncontrolling interests	469	565
Distributions paid to preferred unitholders	(9,678)	(29,034)
Distributions paid to common unitholders	-	(67,571)
Net cash flow provided by (used in) financing activities	60,218	(54,857)

Effect of exchange rate changes on cash	1,361	(629)
Net change in cash and cash equivalents	77,876	1,444
Cash and cash equivalents at beginning of periods	50,187	57,609
Cash and cash equivalents at end of periods	$128,063	$59,053

Supplemental cash flow information – interest paid	$87,395	$67,441

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 87 hotels with approximately 25,000 rooms and suites, at September 30, 2009.  The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT.  All of FelCor’s operations are conducted solely through FelCor LP and at September 30, 2009, FelCor owned a greater than 99% partnership interest in FelCor LP.

Of the 87 hotels in which we had an ownership interest at September 30, 2009, we owned a 100% interest in 66 hotels, a 90% or greater interest in entities owning four hotels, an 81% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 15 hotels.  We leased 86 of our hotels to operating lessees and one 50%-owned hotel is operated without a lease.

We consolidate the operating lessees of 85 of our hotels (which we refer to as our Consolidated Hotels) in our statement of operations (i.e., we record 100% of hotel operating revenues and expenses before noncontrolling interests) because we have controlling interests in these operating lessees. Our Consolidated Hotels include the operations of 13 of the 15 hotels in which we had a 50% ownership interest at September 30, 2009 (because we own a majority interest in the operating lessees for these 13 hotels).  We do not consolidate hotel operating revenues and expenses of our other two 50% owned hotels.

At September 30, 2009, we had an aggregate of 64,983,330 redeemable and common units of FelCor LP outstanding.

The following table illustrates the distribution of our 85 Consolidated Hotels among our various brands at September 30, 2009:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,132
Holiday Inn®	17	6,306
Sheraton® and Westin®	9	3,217
Doubletree®	7	1,471
Marriott® and Renaissance®	3	1,321
Hilton®	2	559
Total hotels	85

At September 30, 2009, our Consolidated Hotels were located in the United States (83 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (14 hotels) and Texas (11 hotels).  Approximately 51% of our hotel room revenues were generated from hotels in these three states during the first nine months of 2009.

At September 30, 2009, of our 85 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 17 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, and (iv) independent management companies managed two hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our nine-month period ending September 30, 2009 includes the results of operations for our Marriott-managed hotels for the thirty-six week period ending September 11, 2009.

The information in our consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three and nine months ended September 30, 2009 and 2008, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008, included in our Current Report on Form 8-K dated August 11, 2009.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 15 hotels at September 30, 2009 and 17 hotels at December 31, 2008.  We also own a 50% interest in joint ventures that own real estate in Myrtle Beach, South Carolina, provide condominium management services and lease one hotel.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the depreciation of our excess basis in investment in unconsolidated entities when compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined financial information for our unconsolidated entities (in thousands):

	September 30, 2009	December 31, 2008
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$268,918	$290,504
Total assets	$290,655	$317,672
Debt	$216,206	$224,440
Total liabilities	$223,062	$233,296
Equity	$67,593	$84,376

Our unconsolidated entities’ debt at September 30, 2009 and December 31, 2008 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

The combined statement of operations information for our unconsolidated entities is summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009		2008
Total revenues	$20,925	$27,041		$53,845		$72,994
Net income (loss)	$1,905	$(428	)(a)	$(2,683	)(a)	$4,858	(a)

Net income (loss) attributable to FelCor LP	$953	$(214)		$(1,342)		$2,429
Impairment charge	-	(2,092	)(b)	(476	)(c)	(2,092	)(b)
Depreciation of cost in excess of book value	(465)	(467)		(1,379)		(1,401)
Equity in income (loss) from unconsolidated entities	$488	$(2,773)		$(3,197)		$(1,064)

(a)
Net income (loss) includes impairment charges of $3.2 million for the nine months ended September 30, 2009, and $3.3 million for the three and nine months ended September 30, 2008.  These impairments were based on sales contracts (a Level 2 input) for two hotels owned by one of our joint ventures.

(b)	Impairment charge in 2008 reflects a $2.1 million impairment charge related to an unrecoverable investment in an unconsolidated entity.
(c)
As a result of an impairment charge recorded by one of our joint ventures, the net book value of the joint venture’s assets no longer supported the recovery of our investment.  Therefore, we recorded an additional impairment charge to reduce our investment in this joint venture to zero.  We have no obligation to provide this joint venture with future funding.

The components of our investment in unconsolidated entities are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Hotel-related investments	$22,618	$28,762
Cost in excess of book value of hotel investments	52,894	54,273
Land and condominium investments	11,178	11,471
	$86,690	$94,506

The components of our equity in income (loss) from unconsolidated entities are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Hotel investments	$(8)	$(954)	$(3,204)	$1,401
Other investments	496	(1,819)	7	(2,465)
Equity in income (loss) from unconsolidated entities	$488	$(2,773)	$(3,197)	$(1,064)

In 2009, a 50%-owned joint venture entity sold the Ramada Hotel in Hays, Kansas and the Holiday Inn in Salina, Kansas, for aggregate gross proceeds of $5.3 million.  All proceeds from this sale were used to repay the associated mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Debt

Debt at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

						Balance Outstanding
	Encumbered	Interest Rate at				September 30,	December 31,
	Hotels	September 30, 2009			Maturity Date	2009	2008
Senior term notes(a)	none		9.00	%(b)	June 2011	$299,602	$299,414
Senior term notes(a)	none	L +	1.875		December 2011	215,000	215,000
Line of credit(c)	none		-		-	-	113,000
Total line of credit and senior debt			6.29	(d)		514,602	627,414

Mortgage debt	12 hotels	L +	0.93	(e)	November 2011(f)	250,000	250,000
Mortgage debt(g)	9 hotels	L +	3.50	(h)	August 2011(i)	200,800	-
Mortgage debt	2 hotels	L +	1.55	(j)	May 2012(k)	176,483	176,267
Mortgage debt(l)	8 hotels		8.70		May 2010	159,205	162,250
Mortgage debt(m)	7 hotels		9.02		April 2014	118,415	117,131
Mortgage debt	6 hotels		8.73		May 2010	113,628	116,285
Mortgage debt	5 hotels		6.66		June - August 2014	71,331	72,517
Mortgage debt	2 hotels		6.15		June 2009(n)	14,277	14,641
Mortgage debt	1 hotel		5.81		July 2016	11,843	12,137
Capital lease and other	1 hotel		9.58		various	2,326	3,044
Total mortgage debt	53 hotels		5.20	(d)		1,118,308	924,272
Total			5.54	%(d)		$1,632,910	$1,551,686

(a)
In October 2009, we issued $636 million in aggregate principal amount of our 10% senior notes due 2014.  The new notes are secured by mortgages and related security interests on up to 14 hotels.  A portion of the net proceeds from the sale of these notes was used to repurchase $214 million of our floating-rate senior notes and $213 million of our 8½% senior notes.

(b)	As a result of a rating down-grade in February 2009, the interest rate on our 8½% fixed-rate senior notes due 2011 increased by 50 basis points to 9.0%.
(c)	We terminated and repaid all outstanding obligations under our line of credit in the second quarter of 2009.
(d)	Interest rates are calculated based on the weighted average debt outstanding at September 30, 2009.
(e)	We have purchased an interest rate cap that caps LIBOR at 7.8% and expires in November 2010 for this notional amount.
(f)	The maturity date assumes that we will exercise the remaining one-year extension option that is exercisable, at our sole discretion, and would extend the current November 2010 maturity to 2011.
(g)	In June 2009, we obtained a $201 million non-recourse term loan secured by nine hotels.
(h)	LIBOR for this loan is subject to a 2% floor.
(i)	This loan can be extended for as many as two years, subject to satisfying certain conditions that we expect to satisfy.
(j)	We have purchased interest rate caps that cap LIBOR at 6.5% and expire in May 2010 for aggregate notional amounts of $177 million.
(k)	We have exercised the first of three successive one-year extension options that extend, at our sole discretion, maturity to 2012.
(l)	The hotels under this debt are subject to separate loan agreements and are not cross collateralized.
(m)	This debt was refinanced in March 2009.
(n)
We allowed these loans to go into default when they matured in June 2009.  We have received term sheets from the special servicer to extend the maturity of these loans for two years, which we are currently evaluating.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Debt – (continued)

We reported $24.4 million and $24.1 million of interest expense for the three months ended September 30, 2009 and 2008, respectively, which is net of: (i) interest income of $0.2 million and $0.3 million, respectively, and (ii) capitalized interest of $0.2 million and $0.3 million, respectively.  We reported interest expense of $68.5 million and $74.9 million for the nine months ended September 30, 2009 and 2008, respectively, which is net of: (i) interest income of $0.6 million and $1.2 million, respectively, and (ii) capitalized interest of $0.6 million and $1.1 million, respectively.

In October 2009, we completed a private placement of $636 million in aggregate principal amount of our 10% senior secured notes due 2014.  The new notes are secured by a pledge of our limited partner interests in FelCor LP, first mortgages and related security interests on up to 14 hotels and pledges of equity interests in certain wholly-owned subsidiaries.  Net proceeds from the new notes were approximately $558 million after original issue discount and other fees and expenses related to the offering.  The proceeds of these notes were used to retire approximately $427 million of other corporate debt ($214 million of our floating-rate senior secured notes and $213 million of our 8½% senior notes) and for general corporate purposes.

In June 2009, we obtained a $201 million non-recourse term loan secured by nine hotels.  This loan bears interest at LIBOR (subject to a 2% floor) plus 350 basis points and matures in 2011.  This loan can be extended for as many as two years, subject to satisfying certain conditions that we expect to satisfy.  We have the right to prepay the loan and/or obtain partial release of one or more of the mortgages, subject to certain conditions.  The proceeds from this new loan will be used for general corporate purposes.

In June 2009, we repaid the $128 million balance under our line of credit, which was then terminated.  By terminating our line of credit, we eliminated certain restrictive corporate debt covenants.  We wrote off loan costs of $594,000 associated with this facility.

In March 2009, we entered into a loan agreement secured by seven hotels.  The proceeds of the loan were used to repay the balance of an existing loan secured by the same properties that would have matured on April 1, 2009.  The new loan matures in 2014 and bears interest at 9.02%.  We have the right to prepay the loan and/or obtain partial release of one or more of the mortgages, subject to certain conditions.

4.           Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

Hotel operating revenue was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Room revenue	$184,103	$223,968	$557,491	$693,789
Food and beverage revenue	30,370	36,357	103,786	131,875
Other operating departments	14,456	16,008	43,234	47,453
Total hotel operating revenue	$228,929	$276,333	$704,511	$873,117

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

For the three and nine-month periods ended September 30, 2009 and 2008, nearly all of our revenue was comprised of hotel operating revenue, which included room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephones, parking and business centers).  These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned.  Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense.  The remainder of our revenue was derived from other sources.

Hotel departmental expenses were comprised of the following (in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$50,202	21.9%	$55,563	20.1%
Food and beverage	26,728	11.7	30,747	11.1
Other operating departments	6,765	3.0	7,192	2.6
Total hotel departmental expenses	$83,695	36.6%	$93,502	33.8%

	Nine Months Ended September 30,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$145,741	20.7%	$167,085	19.1%
Food and beverage	84,133	11.9	102,289	11.7
Other operating departments	19,257	2.8	21,391	2.5
Total hotel departmental expenses	$249,131	35.4%	$290,765	33.3%

Other property operating costs were comprised of the following (in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$20,694	9.0%	$24,378	8.8%
Marketing	18,835	8.2	22,340	8.1
Repair and maintenance	12,700	5.5	14,173	5.1
Utilities	14,263	6.3	16,056	5.8
Total other property operating costs	$66,492	29.0%	$76,947	27.8%

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs – (continued)

	Nine Months Ended September 30,
	2009		2008
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$63,310	9.0%	$74,526	8.5%
Marketing	58,792	8.3	70,330	8.0
Repair and maintenance	38,168	5.4	43,324	5.0
Utilities	39,441	5.6	42,466	4.9
Total other property operating costs	$199,711	28.3%	$230,646	26.4%

Hotel departmental expenses and other property operating costs include hotel employee compensation and benefit expenses of $72.9 million and $81.8 million for the three months ended September 30, 2009 and 2008, respectively, and $220.6 million and $252.5 million for the nine months ended September 30, 2009 and 2008, respectively.

5.           Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Hotel lease expense(a)	$10,892	$14,511	$31,805	$42,444
Ground lease expense(b)	2,590	3,402	7,215	9,022
Real estate and other taxes	9,326	8,426	27,213	25,434
Property insurance, general liability insurance	2,547	3,379	9,178	10,984
Total taxes, insurance and lease expense	$25,355	$29,718	$75,411	$87,884

(a)
Hotel lease expense represents 100% of the lease expense related to 13 of our 50% owned unconsolidated hotels (because we own majority ownership interests in their operating lessees) and paid to 13 of our unconsolidated, 50%-owned ventures.  Hotel lease expense includes percentage rent (based on operating results) of $3.8 million and $7.4 million for the three months ended September 30, 2009 and 2008, respectively, and $10.7 million and $21.2 million, respectively, for the nine months ended September 30, 2009 and 2008.

(b)
Ground lease expense includes percentage rent (based on operating results) of $1.9 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively, and $4.9 million and $6.4 million, respectively, for the nine months ended September 30, 2009 and 2008.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Impairment Charge

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

During 2008, we identified eight hotels as candidates to be sold and tested them for impairment (three no longer are identified as candidates for sale and five hotels remain sale candidates).  Of the hotels tested, two failed the test.  Accordingly, we wrote down these hotel assets to our then current estimate of their fair market value before selling expenses, which resulted in a $17.1 million impairment charge in the quarter ended March 31, 2008.  During the quarters ended September 30, 2009 and March 31, 2009, we recorded a $2.1 million and a $1.4 million impairment charge, respectively.  The first quarter 2009 impairment is related to one of our sale candidates and the third quarter 2009 impairment is related to another sale candidate.  Both of these valuations are based on third-party offers to purchase (a Level 2 input) at a price less than our previously estimated fair value.  We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) in the period the buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit.  The hotels identified as sale candidates continue to be depreciated over their remaining useful lives.

In October 2009, we received a substantial non-refundable deposit under contracts for the sale of two of our sale candidate hotels.  These hotels had a net book value of $25.4 million at September 30, 2009.  We do not anticipate a significant gain or loss from the sale of these hotels.

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

8.           Discontinued Operations

Results of operations of eleven hotels sold in 2007 are included in discontinued operations.  The following table summarizes the condensed financial information for those hotels (in thousands):

	September 30, 2008
	Three Months Ended	Nine Months Ended
Operating expenses	$-	$(13)
Gain on sale of hotels, net of income tax	1,193	1,193
Income from discontinued operations	$1,193	$1,180

In the third quarter of 2008, we recorded a revision in income tax related to prior year gains on sales of hotels that resulted in additional gains of $1.2 million related to these sales.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Loss Per Unit

The computation of basic and diluted loss per unit is as follows (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(25,474)	$(43,762)	$(57,864)	$(32,185)
Net loss (income) attributable to noncontrolling interests in other partnerships	174	(165)	66	(1,126)
Loss from continuing operations attributable to FelCor LP	(25,300)	(43,927)	(57,798)	(33,311)
Less: Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Loss from continuing operations attributable to FelCor LP common unitholders	(34,978)	(53,605)	(86,832)	(62,345)
Discontinued operations	-	1,193	-	1,180
Loss attributable to FelCor LP common unitholders	(34,978)	(52,412)	(86,832)	(61,165)
Less: Dividends declared on FelCor’s unvested restricted stock compensation	-	(98)	-	(1,041)
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(34,978)	$(52,510)	$(86,832)	$(62,206)

Denominator:
Denominator for basic and diluted loss	63,382	63,174	63,417	63,178

Basic and diluted loss per unit data:
Loss from continuing operations	$(0.55)	$(0.85)	$(1.37)	$(1.00)
Discontinued operations	$-	$0.02	$-	$0.02
Net loss	$(0.55)	$(0.83)	$(1.37)	$(0.98)

The following securities, which could potentially dilute basic earnings per unit in the future, were not included in the computation of diluted loss per unit because they would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Series A convertible preferred units	9,985	9,985	9,985	9,985

Series A preferred distributions that would be excluded from net loss applicable to FelCor LP common unitholders, if these Series A preferred units were dilutive, were $6.3 million for the three months ended both September 30, 2009 and 2008, and $18.8 million for the nine months ended September 30, 2009 and 2008.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.            Suspension of Distributions

We suspended our common distributions in December 2008 and our preferred distributions in March 2009.  Although distributions are not paid unless declared by FelCor’s Board of Directors, unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.  FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition and capital requirements, as well as minimum FelCor’s REIT distribution requirements.

11.           Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of September 30, 2009.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments (ii) our publicly-traded debt is based on observable market data and (iii) our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of all our debt was $1.5 billion at September 30, 2009).

12.           Recently Issued Accounting Standards

The FASB recently amended its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The guidance is effective for the first annual reporting period that begins after November 15, 2009 and, accordingly, we will reevaluate our interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities.  We do not anticipate that the implementation of this guidance will have a material effect on our financial statements.

13.           Subsequent Events

We have performed an evaluation of subsequent events through November 4, 2009 (which is the date the financial statements were issued), and the results of this evaluation are appropriately reflected in these financial statements.

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

CONSOLIDATING BALANCE SHEET
September 30, 2009
(in thousands)

ASSETS
	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$64,351	$492,335	$1,672,153	$-	$2,228,839
Equity investment in consolidated entities	1,057,735	-	-	(1,057,735)	-
Investment in unconsolidated entities	71,050	15,640	-	-	86,690
Cash and cash equivalents	80,124	46,509	1,430	-	128,063
Restricted cash	-	2,692	17,082	-	19,774
Accounts receivable	1,331	29,563	-	-	30,894
Deferred expenses	1,265	-	8,692	-	9,957
Other assets	8,245	26,787	1,773	-	36,805

Total assets	$1,284,101	$613,526	$1,701,130	$(1,057,735)	$2,541,022

LIABILITES AND CAPITAL
Debt	$514,602	$2,327	$1,115,981	$-	$1,632,910
Distributions payable	27,902	-	-	-	27,902
Accrued expenses and other liabilities	22,020	95,848	19,551	-	137,419

Total liabilities	564,524	98,175	1,135,532	-	1,798,231

Redeemable units, at redemption value	1,340	-	-	-	1,340

Preferred units	478,774	-	-	-	478,774
Common units	239,463	492,187	542,973	(1,057,735)	216,888
Accumulated other comprehensive income	-	22,575	-	-	22,575
Total FelCor LP partners’ capital	718,237	514,762	542,973	(1,057,735)	718,237

Noncontrolling interests	-	589	22,625	-	23,214
Total capital	718,237	515,351	565,598	(1,057,735)	741,451

Total liabilities and capital	$1,284,101	$613,526	$1,701,130	$(1,057,735)	$2,541,022

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

ASSETS
	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$124,752	$888,925	$1,265,349	$-	$2,279,026
Equity investment in consolidated entities	1,230,038	-	-	(1,230,038)	-
Investment in unconsolidated entities	77,106	17,400	-	-	94,506
Cash and cash equivalents	7,719	40,018	2,450	-	50,187
Restricted cash	-	2,104	11,109	-	13,213
Accounts receivable	4,576	30,664	-	-	35,240
Deferred expenses	2,660	49	2,847	-	5,556
Other assets	9,061	24,588	892	-	34,541

Total assets	$1,455,912	$1,003,748	$1,282,647	$(1,230,038)	$2,512,269

LIABILITES AND CAPITAL
Debt	$627,414	$120,175	$804,097	$-	$1,551,686
Distributions payable	8,545	-	-	-	8,545
Accrued expenses and other liabilities	24,303	95,221	13,080	-	132,604

Total liabilities	660,262	215,396	817,177	-	1,692,835

Redeemable units, at redemption value	545	-	-	-	545

Preferred units	478,774	-	-	-	478,774
Common units	316,331	772,383	442,237	(1,230,038)	300,913
Accumulated other comprehensive income	-	15,418	-	-	15,418
Total FelCor LP partners’ capital	795,105	787,801	442,237	(1,230,038)	795,105
Noncontrolling interests	-	551	23,233	-	23,784
Total capital	795,105	788,352	465,470	(1,230,038)	818,889
Total liabilities and capital	$1,455,912	$1,003,748	$1,282,647	$(1,230,038)	$2,512,269

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$228,929	$-	$-	$228,929
Percentage lease revenue	3,772	-	47,285	(51,057)	-
Other revenue	1	1,262	17	-	1,280
Total revenue	3,773	230,191	47,302	(51,057)	230,209

Expenses:
Hotel operating expenses	-	161,548	-	-	161,548
Taxes, insurance and lease expense	430	66,422	9,560	(51,057)	25,355
Corporate expenses	162	2,298	2,011	-	4,471
Depreciation and amortization	2,067	9,465	26,450	-	37,982
Impairment loss	-	2,080	-	-	2,080
Other expenses	63	1,023	(55)	-	1,031
Total operating expenses	2,722	242,836	37,966	(51,057)	232,467
Operating income	1,051	(12,645)	9,336	-	(2,258)
Interest expense, net	(8,524)	(94)	(15,809)	-	(24,427)
Loss before equity in income from unconsolidated entities and noncontrolling interests	(7,473)	(12,739)	(6,473)	-	(26,685)
Equity in loss from consolidated entities	(18,002)	-	-	18,002	-
Equity in income from unconsolidated entities	175	313	-	-	488
Gain on sale of assets	-	-	723	-	723
Net loss	(25,300)	(12,426)	(5,750)	18,002	(25,474)
Net income attributable to noncontrolling interests	-	81	93	-	174
Net loss attributable to FelCor LP	(25,300)	(12,345)	(5,657)	18,002	(25,300)
Preferred distributions	(9,678)	-	-	-	(9,678)
Net loss applicable to FelCor LP unitholders	$(34,978)	$(12,345)	$(5,657)	$18,002	$(34,978)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$276,333	$-	$-	$276,333
Percentage lease revenue	7,482	-	38,083	(45,565)	-
Other revenue	9	1,371	16	-	1,396
Total revenue	7,491	277,704	38,099	(45,565)	277,729

Expenses:
Hotel operating expenses	-	184,022	-	-	184,022
Taxes, insurance and lease expense	139	69,126	6,018	(45,565)	29,718
Corporate expenses	328	3,372	1,688	-	5,388
Depreciation and amortization	2,803	15,587	17,679	-	36,069
Impairment loss	-	36,692	-	-	36,692
Hurricane loss	29	1,575	65	-	1,669
Other expenses	1	1,027	18	-	1,046
Total operating expenses	3,300	311,401	25,468	(45,565)	294,604
Operating income	4,191	(33,697)	12,631	-	(16,875)
Interest expense, net	(9,431)	(2,258)	(12,425)	-	(24,114)
Income (loss) before equity in income from unconsolidated entities and noncontrolling interests	(5,240)	(35,955)	206	-	(40,989)
Equity in loss from consolidated entities	(37,203)	-	-	37,203	-
Equity in loss from unconsolidated entities	(1,139)	(1,634)	-	-	(2,773)
Income (loss) from continuing operations	(43,582)	(37,589)	206	37,203	(43,762)
Discontinued operations from consolidated entities	848	345	-	-	1,193
Net income (loss)	(42,734)	(37,244)	206	37,203	(42,569)
Net (income) loss attributable to noncontrolling interests	-	(192)	27	-	(165)
Net income (loss) attributable to FelCor LP	(42,734)	(37,436)	233	37,203	(42,734)
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income (loss) applicable to FelCor LP unitholders	$(52,412)	$(37,436)	$233	$37,203	$(52,412)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$704,511	$-	$-	$704,511
Percentage lease revenue	12,876	-	131,273	(144,149)	-
Other revenue	5	2,527	22	-	2,554
Total revenue	12,881	707,038	131,295	(144,149)	707,065

Expenses:
Hotel operating expenses	-	483,120	-	-	483,120
Taxes, insurance and lease expense	1,987	194,609	22,964	(144,149)	75,411
Corporate expenses	603	9,224	6,002	-	15,829
Depreciation and amortization	7,732	35,502	68,790	-	112,024
Impairment loss	-	3,448	-	-	3,448
Other expenses	75	3,481	(28)	-	3,528
Total operating expenses	10,397	729,384	97,728	(144,149)	693,360
Operating income	2,484	(22,346)	33,567	-	13,705
Interest expense, net	(26,648)	(2,579)	(39,274)	-	(68,501)
Charges related to debt extinguishment	(594)	-	-	-	(594)
Loss before equity in income from unconsolidated entities and noncontrolling interests	(24,758)	(24,925)	(5,707)	-	(55,390)
Equity in loss from consolidated entities	(32,196)	-	-	32,196	-
Equity in loss from unconsolidated entities	(844)	(2,353)	-	-	(3,197)
Gain on sale of assets	-	-	723	-	723
Net loss	(57,798)	(27,278)	(4,984)	32,196	(57,864)
Net (income) loss attributable to noncontrolling interests	-	(252)	318	-	66
Net loss attributable to FelCor LP	(57,798)	(27,530)	(4,666)	32,196	(57,798)
Preferred distributions	(29,034)	-	-	-	(29,034)
Net loss applicable to unitholders	$(86,832)	$(27,530)	$(4,666)	$32,196	$(86,832)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$873,117	$-	$-	$873,117
Percentage lease revenue	20,794	-	138,371	(159,165)	-
Other revenue	9	1,375	1,271	-	2,655
Total revenue	20,803	874,492	139,642	(159,165)	875,772

Expenses:
Hotel operating expenses	-	566,859	-	-	566,859
Taxes, insurance and lease expense	2,627	224,645	19,777	(159,165)	87,884
Corporate expenses	895	10,225	5,959	-	17,079
Depreciation and amortization	8,022	45,172	51,715	-	104,909
Impairment loss	-	36,692	17,131	-	53,823
Hurricane loss	29	1,575	65	-	1,669
Other expenses	2	1,395	1,482	-	2,879
Total operating expenses	11,575	886,563	96,129	(159,165)	835,102
Operating income	9,228	(12,071)	43,513	-	40,670
Interest expense, net	(29,061)	(7,832)	(37,993)	-	(74,886)
Income (loss) before equity in income from unconsolidated entities and noncontrolling interests	(19,833)	(19,903)	5,520	-	(34,216)
Equity in loss from consolidated entities	(16,174)	-	-	16,174	-
Equity in income (loss) from unconsolidated entities	1,023	(2,051)	(36)	-	(1,064)
Gain on involuntary conversion	2,005	145	945	-	3,095
Income (loss) from continuing operations	(32,979)	(21,809)	6,429	16,174	(32,185)
Discontinued operations from consolidated entities	848	332	-	-	1,180
Net income (loss)	(32,131)	(21,477)	6,429	16,174	(31,005)
Net loss attributable to noncontrolling interests	-	(675)	(451)	-	(1,126)
Net income (loss) attributable to FelCor LP	(32,131)	(22,152)	5,978	16,174	(32,131)
Preferred distributions	(29,034)	-	-	-	(29,034)
Net income (loss) applicable to FelCor LP unitholders	$(61,165)	$(22,152)	$5,978	$16,174	$(61,165)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from operating activities	$(10,830)	$12,827	$74,412	$76,409
Cash flows from investing activities	2,299	(33,479)	(28,932)	(60,112)
Cash flows from financing activities	80,936	25,782	(46,500)	60,218
Effect of exchange rates changes on cash	-	1,361	-	1,361
Change in cash and cash equivalents	72,405	6,491	(1,020)	77,876
Cash and cash equivalents at beginning of period	7,719	40,018	2,450	50,187
Cash and equivalents at end of period	$80,124	$46,509	$1,430	$128,063

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from operating activities	$(9,328)	$68,150	$83,298	$142,120
Cash flows from investing activities	17,989	(55,861)	(47,318)	(85,190)
Cash flows from financing activities	(13,698)	375	(41,534)	(54,857)
Effect of exchange rates changes on cash	-	(629)	-	(629)
Change in cash and cash equivalents	(5,037)	12,035	(5,554)	1,444
Cash and cash equivalents at beginning of period	7,889	43,305	6,415	57,609
Cash and equivalents at end of period	$2,852	$55,340	$861	$59,053

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We expect the current economic conditions will continue to negatively affect hospitality demand for the remainder of 2009.  We believe hotel occupancy, currently near historical lows, will begin to improve in 2010, but we also expect continued pressure on average daily room rates, or ADR, until demand increases significantly.  While we have experienced some slowing of negative trends in recent periods and an increase in transient demand, consumers are taking advantage of the historically high number of available rooms to shift pricing power and accordingly, lower ADR.  Gross domestic product and capacity utilization have historically been highly correlated to travel demand.  These indicators have recently started improving and we expect hotel demand to follow.

In the first nine months of 2009, the lodging industry experienced nationwide decreases in revenue per available room, or RevPAR (U.S. upper-upscale average RevPAR decreased 19.8% in the first nine months of 2009).  However, in spite of reduced RevPAR, our hotels increased portfolio market share by approximately 1.5% in the first nine months of 2009 and 1.8% for the quarter.  We believe our market share gain is attributable largely to our recently completed comprehensive hotel renovation program, well-located high quality hotels, asset management and strong brand affiliations.

We are focused on increasing market share, protecting ADR, preserving margins and managing our balance sheet.  With contracting lodging demand in 2009, we continue to work closely with our brand-managers on extensive cost containment initiatives in the face of a lower RevPAR environment.  Many of our hotels have been able to reduce labor costs permanently, and all of our hotels have trimmed non-critical functions.  These cost reductions have enabled us to minimize margin erosion at our hotels despite reduced hotel revenues.

In light of the global recession, we have taken the following steps to build additional flexibility into our capital structure:

•
In October 2009, we completed the private placement of $636 million in aggregate principal amount of our 10% senior secured notes due 2014.  Our net proceeds from these notes were approximately $558 million after original issue discount and other fees and expenses related to the offering.  The proceeds of these notes were used to repurchase approximately $427 million in aggregate principal amount of our existing senior notes due in 2011 and for general corporate purposes.

•
In June 2009, we obtained a $201 million non-recourse term loan secured by nine hotels that matures in 2011.  This loan can be extended for up to two years subject to satisfying certain conditions that we expect to satisfy.

•	In June 2009, we repaid and terminated our line of credit. By terminating our line of credit, we eliminated certain restrictive corporate debt covenants.
•	In March 2009, we refinanced our $116 million loan maturing in 2009, with a new non-recourse term loan secured by the same seven hotels that matures in 2014.
•	We are continuing our discussions with current and potential lenders to modify and/or refinance all of our remaining debt scheduled to mature in 2010.

In June, we completed the final phase of the comprehensive redevelopment of our San Francisco Marriott Union Square hotel.  Third quarter RevPAR increased 53% at this hotel (which operated as Hotel 480 prior to April), compared to the prior year, and its market share increased by 98%, exceeding expectations.  The market share index for this hotel was 107% in the third quarter compared to 80% for calendar year 2007 (before its renovation and rebranding).

We suspended our common distribution in December 2008 and our preferred distribution in March 2009.  Although distributions are not paid unless declared by FelCor’s Board of Directors, unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.  FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008	2009-2008	2009	2008	2009-2008
RevPAR	$80.39	$97.80	(17.8)%	$82.00	$101.69	(19.4)%
Hotel EBITDA(a)	$50,895	$74,972	(32.1)%	$171,744	$254,490	(32.5)%
Hotel EBITDA margin(a)	22.2%	27.1%	(18.1)%	24.4%	29.1%	(16.2)%
Net loss attributable to FelCor LP(b)	$(25,300)	$(42,734)	40.8%	$(57,798)	$(32,131)	(79.9)%

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

(b)	The following amounts are included in net loss attributable to FelCor LP (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Impairment loss	$(2,080)	$(36,692)	$(3,448)	$(53,823)
Impairment loss on unconsolidated hotels	-	(3,750)	(2,068)	(3,750)
Hurricane loss	-	(1,669)	-	(1,669)
Hurricane loss on unconsolidated hotels	-	(50)	-	(50)
Charges related to debt extinguishment	-		(594)	-
Gain on sale of assets	723	-	723	-
Gain on involuntary conversion	-	-	-	3,095
Conversion costs	(117)	(118)	(447)	(481)
Severance costs	(46)	-	(572)	-
Lease termination costs	(117)	-	(469)	-

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

For the three months ended September 30, 2009, we recorded a net loss applicable to common unitholders of $35.0 million, or $0.55 per unit, compared to a net loss applicable to common unitholders of $52.4 million, or $0.83 per unit, for the same period in 2008.  The current year loss is attributable primarily to a 17.1% decrease in revenue compared to the same period in 2008.  Despite the decrease in revenue, we were able to limit our margin loss in the third quarter of 2009 compared to the same period in 2008, primarily by reducing hotel labor costs by $8.9 million and reducing other costs associated with non-critical functions.  Our hotel expenses decreased by 11.6% compared to third quarter of 2008.  Our 2009 net loss also includes a $2.1 million impairment charge associated with one hotel.  Our 2008 net loss included a $36.7 million impairment charge associated with two hotels and a $1.7 million hurricane-related loss.

In the third quarter of 2009:

•
Total revenue was $230.2 million, a 17.1% decrease compared to the same period in 2008.  The decrease in revenue is attributed principally to a 17.8% decrease in RevPAR, which was driven by a 6.0% decrease in occupancy and a 12.5% decrease in ADR.

•
Hotel departmental expenses decreased $9.8 million (10.5%) compared to the same period in 2008.  As a percentage of total revenue, hotel departmental expenses increased from 33.7% to 36.4% compared to the same period in 2008.  This expense reduction reflects: (i) the 6.0% decrease in occupancy; (ii) a $5.4 million decrease in labor costs, which included permanent reductions related to a decrease in hotel employees; (iii) a decrease in non-critical room expenses, such as guest transportation, in-room amenities, bath linen quantities, and newspaper service; and (iv) menu modifications in food and beverage.

•
Other property related costs decreased $10.5 million (13.6%) compared to the same period in 2008.  As a percentage of total revenue, other property related costs increased from 27.7% to 28.9% compared to the same period in 2008.  This expense reduction reflects: (i) a $3.5 million decrease in labor costs; (ii) a $2.4 million decrease in marketing assessments, credit card commissions and frequent guest expense (all of which reflect the decrease in revenue); (iii) a $1.5 million decrease in repairs and maintenance, partially attributable to our recently completed renovation program; and (iv) reductions in other non-critical expenses.

•
Management and franchise fees decreased $2.2 million compared to the same period in 2008, due to the decrease in revenues. As a percent of total revenue, management and franchise fees remained essentially unchanged.

•
Taxes, insurance and lease expense decreased $4.4 million compared to the same period in 2008.  This decrease relates primarily to: (i) a $3.6 million decrease in percentage rent, attributable to decreased revenue; (ii) an $832,000 decrease in property and general liability insurance, attributable to improved claims experience; and (iii) an $812,000 decrease in land leases, attributable to decreased revenue.  The decrease in the period was partially offset by a $900,000 increase in real estate and other taxes, attributable to decreases in estimated accruals recorded in the third quarter of 2008.  As a percentage of total revenue, taxes, insurance and lease expense increased from 10.7% to 11.0% compared to the same period in 2008.

•
Depreciation and amortization expense increased $1.9 million, compared to the same period in 2008, which is attributable to increased depreciation due to the $142.9 million of consolidated hotel capital expenditures completed in 2008.

•
Impairment charge.  In 2008 we identified eight hotels as candidates to be sold.  We recorded impairment charges of $2.1 million for one of these hotels in the third quarter of 2009 and $36.7 million for two of these hotels in the third quarter of 2008.

•	Hurricane loss. In the third quarter of 2008, we recorded $1.7 million in hurricane-related expenses, all of which related to remediation at 14 of our hotels affected by four hurricanes in 2008.

•
Net interest expense increased $313,000 compared to the same period in 2008.  This increase is primarily attributable to a $116 million increase in our average debt outstanding, which was partially offset by a 44 basis point decrease in the average interest rate applicable to our floating-rate debt.

•
Equity in income of unconsolidated entities was $488,000, compared to $2.8 million of equity in loss from unconsolidated entities from the third quarter of 2008.  The 2008 loss included $3.8 million of impairment charges related to our equity method investments.

Comparison of the Nine Months Ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, we recorded an $86.8 million net loss applicable to common unitholders, or $1.37 per unit, compared to a $61.2 million net loss applicable to common unitholders, or $0.98 per unit, for the same period in 2008.  The increase in current year loss is attributable primarily to a 19.3% decrease in revenue compared to the same period in 2008.  Despite the decrease in revenue, we were able to limit our margin loss in the first nine months of 2009 compared to the first nine months of 2008, primarily by reducing hotel labor costs by $31.9 million and reducing other costs associated with non-critical functions.  Hotel expenses decreased 13.9% compared to first nine months of 2008.  The current year loss includes impairment charges of $5.5 million ($3.4 million related to two consolidated hotels and $2.1 million related to an unconsolidated entity), while the prior year loss included a $53.8 million impairment charge on four consolidated hotels, hurricane-related losses of $1.7 million, and a $3.1 million gain related to involuntary conversions from the final settlement of 2005 hurricane claims.

In the first nine months of 2009:

•
Total revenue was $707.1 million, a 19.3% decrease compared to the same period in 2008.  The decrease in revenue is attributed principally to a 19.4% decrease in RevPAR, which was driven by a 9.2% decrease in occupancy and an 11.2% decrease in ADR.

•
Hotel departmental expenses decreased $41.6 million (14.3%) compared to the same period in 2008.  As a percentage of total revenue, hotel departmental expenses increased from 33.2% to 35.2% compared to the same period in 2008.  This expense reduction reflects: (i) the 9.2% decrease in occupancy; (ii) a $21.9 million decrease in labor costs, which included permanent reductions related to a decrease in hotel employees; (iii) a decrease in non-critical room expenses, such as guest transportation, in-room amenities, bath linen quantities, and newspaper service; and (iv) menu modifications in food and beverage.

•
Other property related costs decreased $30.9 million (13.4%) compared to the same period in 2008, due to the decrease in revenues.  As a percentage of total revenue, other property related costs increased from 26.3% to 28.2% compared to the same period in 2008.  This expense reduction reflects: (i) a $10.0 million decrease in labor costs; (ii) a $8.5 million decrease in marketing assessments, credit card commissions and frequent guest expense (all of which reflect the decrease in revenue); (iii) a $5.2 million decrease in repairs and maintenance, partially attributable to our recently completed renovation program; and (iv) reductions in other non-critical expenses.

•
Management and franchise fees decreased $11.2 million compared to the same period in 2008.  As a percent of total revenue, franchise fees and base management fees remained essentially unchanged from 2008 to 2009 (both fees are based on a percentage of revenue).  Incentive management fees, which are based on the profitability of the hotels, decreased $3.6 million.

•
Taxes, insurance and lease expense decreased $12.5 million compared to the same period in 2008.  This decrease relates primarily to: (i) a $10.6 million decrease in hotel lease expense, attributable to decreased revenue at our consolidated hotel lessees; (ii) a $1.8 million decrease in property and general liability insurance, attributable to improved insurance rates and liability claims experience; and (iii) a $1.8 million decrease in land leases, attributable to decreases in revenue.  This was partially offset by a $1.8 million increase in real estate and other taxes, attributable to decreases in estimated accruals recorded in the first nine months of 2008.  As a percentage of total revenue, taxes, insurance and lease expense increased from 10.0% to 10.7% compared to the same period in 2008.

•
Depreciation and amortization expense increased $7.1 million, compared to the same period in 2008, which is attributable to increased depreciation due to the $142.9 million of consolidated hotel capital expenditures completed in 2008.

•
Impairment charge.  In 2008, we identified eight hotels as candidates to be sold.  We recorded impairment charges of $3.4 million for two of these hotels in the first nine months of 2009 and $53.8 million for two of these hotels in the first nine months of 2008.

•	Hurricane loss. In the third quarter of 2008, we recorded $1.7 million in hurricane-related expenses, all of which related to remediation at 14 of our hotels affected by four hurricanes in 2008.

•
Other expenses increased $649,000, compared to the same period in 2008, primarily due to $572,000 of severance expenses (from a reduction in the number of employees at our hotels) and lease termination costs of $469,000 associated with the termination of one of our third-party restaurant lessees, this was partially offset by a decrease in condominium management fee expenses.

•
Net interest expense decreased $6.4 million compared to the same period in 2008.  This decrease is primarily attributable to a 104 basis point decrease in our average interest rate for our floating-rate debt, which was partially offset by a $96 million increase in our average debt outstanding.

•	Charges related to debt extinguishment. In the second quarter of 2009, we terminated our line of credit and wrote off deferred loan costs of $594,000 associated with this facility.

•
Equity in loss of unconsolidated entities was $3.2 million compared to $1.1 million of equity in loss from unconsolidated entities for the same period in 2008.  We recorded impairment charges of $2.1 million and $3.8 million on our equity method investments in the first nine months of 2009 and the first nine months of 2008, respectively.  The remainder of the change is attributable to decreases in current year revenue at our unconsolidated hotels.

•
Discontinued operations in 2008 consisted of a $1.2 million adjustment to gain on sales resulting from a revision in the tax liability associated with gains of $71.2 million from hotel sales in 2006 and 2007.

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

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenues	$230,209	$277,729	$707,065	$875,772
Other revenue	(1,280)	(1,396)	(2,554)	(2,655)
Hotel operating revenue	228,929	276,333	704,511	873,117
Hotel operating expenses	(178,034)	(201,361)	(532,767)	(618,627)
Hotel EBITDA	$50,895	$74,972	$171,744	$254,490
Hotel EBITDA margin(a)	22.2%	27.1%	24.4%	29.1%

(a)	Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expenses to Hotel Operating Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total operating expenses	$232,467	$294,604	$693,360	$835,102
Unconsolidated taxes, insurance and lease expense	2,023	2,132	6,041	6,328
Consolidated hotel lease expense	(10,892)	(14,511)	(31,805)	(42,444)
Corporate expenses	(4,471)	(5,388)	(15,829)	(17,079)
Depreciation and amortization	(37,982)	(36,069)	(112,024)	(104,909)
Impairment loss	(2,080)	(36,692)	(3,448)	(53,823)
Hurricane loss	-	(1,669)	-	(1,669)
Other expenses	(1,031)	(1,046)	(3,528)	(2,879)
Hotel operating expenses	$178,034	$201,361	$532,767	$618,627

The following tables reconcile net loss attributable to FelCor LP, to Hotel EBITDA and the ratio of operating income to total revenue to Hotel EBITDA margin.

Reconciliation of Net Loss to Hotel EBITDA
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(25,474)	$(42,569)	$(57,864)	$(31,005)
Discontinued operations	-	(1,193)	-	(1,180)
Equity in loss (income) from unconsolidated entities	(488)	2,773	3,197	1,064
Consolidated hotel lease expense	10,892	14,511	31,805	42,444
Unconsolidated taxes, insurance and lease expense	(2,023)	(2,132)	(6,041)	(6,328)
Interest expense, net	24,427	24,114	68,501	74,886
Charges related to debt extinguishment	-	-	594	-
Corporate expenses	4,471	5,388	15,829	17,079
Depreciation and amortization	37,982	36,069	112,024	104,909
Impairment loss	2,080	36,692	3,448	53,823
Hurricane loss	-	1,669	-	1,669
Gain on sale of assets	(723)	-	(723)	-
Gain on involuntary conversion	-	-	-	(3,095)
Other expenses	1,031	1,046	3,528	2,879
Other revenue	(1,280)	(1,396)	(2,554)	(2,655)
Hotel EBITDA	$50,895	$74,972	$171,744	$254,490

Reconciliation of Ratio of Operating Income to Total Revenues to Hotel EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Ratio of operating income (loss) to total revenues	(1.0)%	(6.1)%	1.9%	4.6%
Other revenue	(0.6)	(0.5)	(0.4)	(0.3)
Unconsolidated taxes, insurance and lease expense	(0.9)	(0.7)	(0.8)	(0.7)
Consolidated hotel lease expense	4.8	5.2	4.5	4.9
Other expenses	0.4	0.4	0.5	0.3
Corporate expenses	2.0	2.0	2.3	2.0
Depreciation and amortization	16.6	13.0	15.9	12.0
Impairment loss	0.9	13.2	0.5	6.1
Hurricane loss	-	0.6	-	0.2
Hotel EBITDA margin	22.2%	27.1%	24.4%	29.1%

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

The use of these non-GAAP financial measures has certain limitations.  Hotel EBITDA and Hotel EBITDA margin, as presented by us, may not be comparable to these measures as calculated by other companies.  These measures do not reflect certain expenses that we incurred and will incur, such as depreciation and amortization, interest and capital expenditures.  FelCor’s management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance.  Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

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

Pro Rata Share of Rooms Owned

The following table sets forth, as of September 30, 2009, the pro rata share of hotel rooms owned by us after giving consideration to the portion of rooms owned by our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2009
Consolidated Hotels	85	25,006
Unconsolidated hotel operations	2	264
Total hotels	87	25,270

50% joint ventures	15	(1,842)
60% joint venture	1	(214)
81% joint venture	1	(42)
90% joint ventures	3	(68)
97% joint venture	1	(10)
Total rooms owned by joint venture partners		(2,176)
Pro rata share of rooms owned		23,094

Hotel Portfolio Composition

The following tables set forth, as of September 30, 2009, for 85 Consolidated Hotels distribution by brand, by our top markets and by type of location.

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

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the quarter and the nine months ended September 30, 2009 and 2008, and the percentage changes thereto between the periods presented, for our Consolidated Hotels.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	%Variance	2009	2008	%Variance
Embassy Suites Hotels	69.8	74.5	(6.4)	68.8	75.2	(8.5)
Holiday Inn	70.4	76.3	(7.8)	67.4	74.8	(9.8)
Sheraton and Westin	63.6	68.1	(6.7)	61.0	68.1	(10.5)
Doubletree	67.5	73.5	(8.2)	66.2	76.3	(13.3)
Renaissance and Marriott	66.9	62.2	7.5	61.7	67.0	(7.9)
Hilton	77.1	71.5	7.8	65.1	64.8	0.5

Total hotels	69.0	73.4	(6.0)	66.9	73.6	(9.2)

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	%Variance	2009	2008	%Variance
Embassy Suites Hotels	123.51	142.26	(13.2)	129.79	145.69	(10.9)
Holiday Inn	107.10	122.98	(12.9)	106.93	121.64	(12.1)
Sheraton and Westin	100.86	117.54	(14.2)	109.39	125.19	(12.6)
Doubletree	114.00	133.42	(14.5)	125.87	144.39	(12.8)
Renaissance and Marriott	130.99	131.20	(0.2)	164.91	178.25	(7.5)
Hilton	128.93	141.20	(8.7)	118.12	131.33	(10.1)

Total hotels	116.51	133.21	(12.5)	122.65	138.14	(11.2)

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	%Variance	2009	2008	%Variance
Embassy Suites Hotels	86.16	105.98	(18.7)	89.28	109.58	(18.5)
Holiday Inn	75.36	93.86	(19.7)	72.11	90.94	(20.7)
Sheraton and Westin	64.11	80.08	(19.9)	66.70	85.28	(21.8)
Doubletree	76.95	98.12	(21.6)	83.32	110.21	(24.4)
Renaissance and Marriott	87.58	81.60	7.3	101.79	119.44	(14.8)
Hilton	99.34	100.95	(1.6)	76.89	85.04	(9.6)

Total hotels	80.39	97.80	(17.8)	82.00	101.69	(19.4)

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Variance	2009	2008	%Variance
South Florida	67.2	70.9	(5.3)	73.3	78.7	(6.9)
San Francisco area	81.6	83.5	(2.3)	69.5	78.1	(11.0)
Atlanta	72.9	74.0	(1.6)	70.8	75.4	(6.1)
Los Angeles area	75.7	81.3	(6.8)	72.9	77.7	(6.2)
Orlando	65.4	72.6	(10.0)	68.1	78.4	(13.2)
Dallas	58.2	67.5	(13.7)	59.5	68.6	(13.4)
Philadelphia	72.5	79.6	(8.9)	65.6	74.7	(12.2)
Northern New Jersey	64.7	75.6	(14.4)	62.4	72.5	(14.0)
Minneapolis	77.8	78.6	(0.9)	68.2	73.9	(7.7)
San Diego	76.9	80.4	(4.3)	71.7	81.3	(11.8)
Phoenix	45.8	55.3	(17.1)	54.1	66.0	(18.0)
San Antonio	74.7	85.9	(13.0)	72.8	82.1	(11.3)
Chicago	72.7	76.4	(4.8)	65.0	74.4	(12.6)
Boston	84.4	85.0	(0.8)	78.4	79.8	(1.8)
Washington, D.C.	67.5	62.1	8.6	59.1	58.9	0.4
	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Variance	2009	2008	%Variance
South Florida	100.94	112.91	(10.6)	132.67	152.82	(13.2)
San Francisco area	132.57	153.86	(13.8)	127.32	144.74	(12.0)
Atlanta	102.90	119.91	(14.2)	106.24	122.57	(13.3)
Los Angeles area	141.69	167.55	(15.4)	138.03	161.27	(14.4)
Orlando	81.21	91.33	(11.1)	97.31	107.41	(9.4)
Dallas	108.58	119.72	(9.3)	116.83	124.75	(6.4)
Philadelphia	127.29	148.20	(14.1)	133.86	148.84	(10.1)
Northern New Jersey	132.09	163.52	(19.2)	142.35	163.89	(13.1)
Minneapolis	128.35	154.63	(17.0)	129.03	147.34	(12.4)
San Diego	123.11	160.07	(23.1)	127.37	160.83	(20.8)
Phoenix	95.82	114.52	(16.3)	126.23	148.71	(15.1)
San Antonio	102.64	112.59	(8.8)	104.75	114.04	(8.1)
Chicago	107.30	129.37	(17.1)	108.66	127.88	(15.0)
Boston	138.86	161.05	(13.8)	134.62	156.12	(13.8)
Washington, D.C.	114.73	141.53	(18.9)	132.89	155.11	(14.3)
	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Variance	2009	2008	%Variance
South Florida	67.82	80.07	(15.3)	97.21	120.33	(19.2)
San Francisco area	108.24	128.52	(15.8)	88.52	113.02	(21.7)
Atlanta	74.98	88.77	(15.5)	75.18	92.41	(18.6)
Los Angeles area	107.26	136.15	(21.2)	100.57	125.24	(19.7)
Orlando	53.12	66.34	(19.9)	66.25	84.25	(21.4)
Dallas	63.25	80.79	(21.7)	69.48	85.64	(18.9)
Philadelphia	92.26	117.90	(21.7)	87.76	111.19	(21.1)
Northern New Jersey	85.48	123.62	(30.9)	88.77	118.88	(25.3)
Minneapolis	99.92	121.49	(17.8)	87.96	108.87	(19.2)
San Diego	94.72	128.66	(26.4)	91.36	130.75	(30.1)
Phoenix	43.93	63.31	(30.6)	68.31	98.09	(30.4)
San Antonio	76.70	96.71	(20.7)	76.22	93.58	(18.6)
Chicago	78.01	98.81	(21.1)	70.61	95.10	(25.7)
Boston	117.14	136.92	(14.4)	105.51	124.59	(15.3)
Washington, D.C.	77.41	87.95	(12.0)	78.60	91.34	(13.9)

Hotel Portfolio

The following table provides the name, location, number of rooms, our ownership interest and brand names of each of our hotels.

	Brand	State	Rooms	% Owned(a)
Consolidated Hotels
Birmingham(b)	Embassy Suites Hotel	AL	242
Phoenix – Biltmore(b)	Embassy Suites Hotel	AZ	232
Phoenix – Crescent(b)	Sheraton	AZ	342
Phoenix – Tempe(b)	Embassy Suites Hotel	AZ	224
Anaheim – North(b)	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa(b)	Renaissance Resort	CA	560
Los Angeles – International Airport –South	Embassy Suites Hotel	CA	349	97%
Milpitas – Silicon Valley(b)	Embassy Suites Hotel	CA	266
Napa Valley(b)	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort(b)	Embassy Suites Hotel	CA	248
San Diego – On the Bay(d)	Holiday Inn	CA	600
San Francisco – Airport/Burlingame(d)	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco (b)	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf(d)	Holiday Inn	CA	585
San Francisco Union Square(d)	Marriott(c)	CA	400
San Rafael – Marin County(b)	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta(b)	Holiday Inn	CA	160
Santa Monica Beach – at the Pier(b)	Holiday Inn	CA	132
Wilmington(b)	Doubletree	DE	244	90%
Boca Raton(b)	Embassy Suites Hotel	FL	263
Cocoa Beach – Oceanfront(e)	Holiday Inn	FL	500
Deerfield Beach – Resort & Spa(b)	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street(b)	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek(b)	Sheraton Suites	FL	253
Jacksonville – Baymeadows(b)	Embassy Suites Hotel	FL	277
Miami – International Airport(b)	Embassy Suites Hotel	FL	318
Orlando – International Airport(b)	Holiday Inn	FL	288
Orlando – International Drive Resort(e)	Holiday Inn	FL	652
Orlando – International Drive South/Convention(b)	Embassy Suites Hotel	FL	244
Orlando– North(d)	Embassy Suites Hotel	FL	277
Orlando – Walt Disney World Resort(d)	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club(b)	Renaissance Resort	FL	361
Tampa – Tampa Bay(b)	Doubletree Guest Suites	FL	203
Atlanta – Airport(b)	Embassy Suites Hotel	GA	232
Atlanta – Buckhead(b)	Embassy Suites Hotel	GA	316
Atlanta – Galleria(b)	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport(d)	Sheraton	GA	395
Atlanta – Perimeter Center(b)	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook(b)	Embassy Suites Hotel	IL	262	50%
Chicago – North Shore/Deerfield (Northbrook) (b)	Embassy Suites Hotel	IL	237
Chicago – Gateway – O’Hare(b)	Sheraton Suites	IL	296
Indianapolis – North(b)	Embassy Suites Hotel	IN	221	81%
Kansas City – Overland Park(b)	Embassy Suites Hotel	KS	199	50%
Lexington – Lexington Green(b)	Hilton Suites	KY	174
Baton Rouge(b)	Embassy Suites Hotel	LA	223

Hotel Portfolio (continued)

	Brand	State	Rooms	% Owned(a)
New Orleans – Convention Center(b)	Embassy Suites Hotel	LA	370
New Orleans – French Quarter(d)	Holiday Inn	LA	374
Boston – at Beacon Hill(d)	Holiday Inn	MA	303
Boston – Marlborough(b)	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport(b)	Embassy Suites Hotel	MD	251	90%
Bloomington(b)	Embassy Suites Hotel	MN	218
Minneapolis – Airport(b)	Embassy Suites Hotel	MN	310
St. Paul – Downtown(b)	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte(b)	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark(b)	Doubletree Guest Suites	NC	208
Raleigh/Durham(b)	Doubletree Guest Suites	NC	203
Raleigh – Crabtree(b)	Embassy Suites Hotel	NC	225	50%
Parsippany(b)	Embassy Suites Hotel	NJ	274	50%
Piscataway – Somerset(b)	Embassy Suites Hotel	NJ	221
Secaucus – Meadowlands(b)	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District(b)	Holiday Inn	PA	364
Philadelphia – Society Hill(b)	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)(b)	Holiday Inn	PA	251
Charleston – Mills House(b)	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort(d)	Embassy Suites Hotel	SC	255
Myrtle Beach Resort(b)	Hilton	SC	385
Nashville – Airport – Opryland Area(b)	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)(d)	Holiday Inn	TN	383
Austin(b)	Doubletree Guest Suites	TX	188	90%
Austin – Central(b)	Embassy Suites Hotel	TX	260	50%
Corpus Christi(b)	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South(b)	Embassy Suites Hotel	TX	305
Dallas – Love Field(b)	Embassy Suites Hotel	TX	248
Dallas – Market Center(d)	Embassy Suites Hotel	TX	244
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center(b)	Holiday Inn	TX	287
San Antonio – International Airport(b)	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport(b)	Holiday Inn	TX	397
San Antonio – NW I-10(b)	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center(b)	Sheraton	VT	309
Vienna – Premiere at Tysons Corner(b)	Sheraton	VA	443	50%

Canada
Toronto – Airport(d)	Holiday Inn	Ontario	446
Toronto – Yorkdale(d)	Holiday Inn	Ontario	370

Unconsolidated Operations
Salina – I-70(b)	Holiday Inn Express	KS	93	50%
New Orleans – French Quarter – Chateau LeMoyne(b)	Holiday Inn	LA	171	50%

(a)	We own 100% of the real estate interests unless otherwise noted.
(b)	This hotel was encumbered by mortgage debt or a capital lease obligation at September 30, 2009.
(c)	On April 1, 2009, this hotel was rebranded as a Marriott.
(d)	In the fourth quarter of 2009, this hotel was encumbered by a mortgage or other restriction to secure our 10% senior notes due 2014.
(e)	In the fourth quarter of 2009, we entered into an agreement to sell this hotel.

Liquidity and Capital Resources

Operating Activities

During 2009, hotel operations have provided most of the cash needed to meet our cash requirements including paying normal-course, capital expenditures.  For the nine months ended September 30, 2009, cash provided by operating activities (primarily hotel operations), was $76.4 million, which reflects a $65.7 million decrease, compared to the same period in 2008, due primarily to declining hotel revenues. At September 30, 2009, we had $128.1 million of cash on hand, including approximately $44.6 million held under management agreements to meet working capital needs.

The global recession has resulted in considerable negative pressure on travel spending.  As a result, lodging demand continued to be weak in the third quarter and contributed to further reductions of our Consolidated Hotel RevPAR.  As a result, we expect RevPAR in 2009 to decline by 18% to 18.5% compared to 2008, and we expect to generate approximately $76 to $78 million of cash from operating activities for 2009.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues.  Some of these operating expenses are difficult to predict and control, which lends volatility in our operating results.  As a result of the current year decline in RevPAR and weak travel demand, we have implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency.  If RevPAR continues to decrease and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities

For the nine months ended September 30, 2009, cash used in investing activities decreased $25.1 million, compared to the same period in 2008, due primarily to reduced spending on hotel capital expenditures.

We made extensive capital investments in our hotels from 2006 to 2008, and now nearly all of our hotels are renovated.  We expect to spend a normal amount of capital going forward to maintain the quality of our hotels.  As a result, we have significantly curtailed capital spending in 2009.  For 2009, we plan to complete approximately $84 million of capital improvements at our hotels.  During the nine months ended September 30, 2009, we spent approximately $62.5 million on capital improvements at our hotels (of which $33.8 million was spent on renovation and redevelopment projects).

Our liquidity-preservation efforts also extend to acquisitions and redevelopment projects. We have not acquired any hotels during 2008 or 2009 and do not expect to acquire any hotels during the remainder of this year.  We have also postponed spending on redevelopment projects, other than to advance ongoing approval and entitlement processes.

In order to enhance long-term unitholder value, as part of our strategic plan (as in the past and as market conditions allow), we sell lower-growth hotels that no longer meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels or invest in remaining FelCor properties).  We currently have five Consolidated Hotels identified for sale, with respect to which in October 2009, we executed agreements to sell two.  We expect to identify additional hotels for sale as the hotel transaction market improves.  We will evaluate demand and supply trends for each hotel, portfolio concentration risk and future capital needs.

Financing Activities

For the nine months ended September 30, 2009, cash provided by financing activities increased by $115.1 million compared to the same period in 2008, due primarily to our new $201 million secured term loan.  In October 2009, we issued $636 million in aggregate principal of our 10% senior secured notes due 2014.  These notes are secured by a pledge of FelCor’s limited partner interests in us, first mortgages and related security interests on up to 14 hotels and pledges of equity interests in certain wholly owned subsidiaries.  We received approximately $558 million of net proceeds from sale of these notes after original issue discount and other fees and expenses related to the offering.  The proceeds were used to repurchase approximately $427 million of our existing senior notes ($214 million of our floating-rate senior notes and $213 million of our 8½% senior notes) and for general corporate purposes.  During 2009, we will pay $15 million in normally occurring principal payments, which have been and will be funded from operating cash flow and cash on hand.

We suspended payment of our common distribution in December 2008 and our preferred distribution in March 2009 (we paid approximately $10 million of preferred distributions in January 2009).  We do not expect to make any further common or preferred distribution payments during 2009.  Distributions are not paid unless declared by FelCor’s Board of Directors; however, any unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to reinstatement of our common distribution.  FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition including the outcome of refinancing our 2010 and 2011 debt maturities and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

We expect 2009 cash flow to be between $187 million and $189 million, after accounting for preferred distributions paid in January 2009, 2009 capital expenditures, repayment and termination of our line of credit, our $201 million secured term loan, the sale of our new senior notes, the repurchase of old notes, and after paying normally occurring principal payments.

Capital markets, and our access to financing on reasonably acceptable terms, have historically been affected by external events and circumstances, such as recessions, major bank failures, rising unemployment, shrinking GDP, acts of terrorism, etc.  Events, or circumstances of similar magnitude or impact, could adversely affect the availability and cost of our capital going forward.  In addition, if the current recession continues, our operating cash flow and the availability and cost of capital for our business will continue to be adversely affected.

Line of Credit.  In June 2009, we repaid the $128 million balance under our line of credit, which was then terminated.  By terminating our line of credit, we eliminated certain restrictive corporate debt covenants.

Mortgage Debt.  At September 30, 2009, we had consolidated mortgage debt totaling $1.1 billion, secured by 53 of our hotels that had an aggregate net book value of $1.6 billion.  In connection with the issuance of our new 10% senior notes in October 2009, we agreed to grant mortgages and related security interests encumbering 14 additional, previously unencumbered hotels.  Except in the case of our new senior notes, our mortgage debt is recourse solely to the specific hotels securing the debt, except in the case of fraud, misapplication of funds and other customary recourse carve-out provisions.  Much of our hotel mortgage debt allows us to substitute collateral under certain conditions.  Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

Loans secured by certain of our hotels provide for lock-box arrangements under certain circumstances.  We generally are permitted to retain an amount required to cover our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves but the remaining revenues would flow through a lock-box if a specified debt service coverage ratio is not met.  These hotels currently exceed the applicable minimum debt service coverage ratios; however, the lock-box provisions remain in place until the loans are repaid.

2009 Secured Financings.

•
In October 2009, we completed a private placement of $636 million of senior secured notes.  The new senior secured notes bear a fixed interest rate of 10%, mature in October 2014, and are secured by a pledge of FelCor’s limited partner interests in us, first mortgages and related security interests on up to 14 hotels and pledges of equity interests in certain wholly owned subsidiaries.

•
In June 2009, we obtained a $201 million non-recourse term loan secured by nine hotels.  This loan bears interest at LIBOR (subject to a 2% floor) plus 350 basis points, and initially matures in 2011, but can extended for as many as two years, subject to satisfying certain conditions that we expect to satisfy.  The proceeds from this loan will be used for general corporate purposes.

•
In March 2009, we entered into a $120 million loan agreement with The Prudential Insurance Company of America secured by seven hotels.  The proceeds of the loan were used to repay the balance of an existing loan secured by the same properties that would have matured on April 1, 2009.  The new loan matures in 2014 and bears interest at 9.02%.

Maturing Debt.  We have two non-recourse mortgage loans with an aggregate principal amount of $14 million (each secured by one hotel) that we allowed to go into default when they matured in June 2009.  We have received term sheets from the special servicer to extend the maturity of these loans for two years, which we are currently evaluating.

We have also begun preliminary discussions with various lenders to modify and/or refinance all of our mortgage debt that is scheduled to mature in 2010.  Two pools of non-recourse mortgage loans, with a combined current balance of $273 million and secured by 14 of our hotels (eight of which are not cross-collateralized), are scheduled to mature in May 2010. With regard to these two pools, we believe that extending the maturity dates is in the best interests of the lenders and FelCor LP.  As a consequence, we intend to seek such extensions.  In addition, we intend to discuss other loan modification options, as well as explore other refinancing opportunities and potential asset sales as a means of satisfying our obligations as they mature.  There is no assurance that we will be successful in such negotiations or be able to obtain extensions or other modifications on acceptable terms.

Senior Notes.   In October 2009, we issued $636 million in aggregate principal amount of our 10% senior secured notes due 2014.  Our 10% senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor’s REIT qualification test; (iii) repurchase FelCor’s capital stock; or (iv) merge.  We are in compliance with those tests.  If we were unable to continue to satisfy the debt incurrence test under the indentures governing our 10% senior notes, we may be prohibited from, among other things, incurring any additional indebtedness, except under certain specific exceptions, or paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income.  Our 10% senior notes are guaranteed by us, and payment of those obligations is currently secured by a pledge of FelCor’s limited partnership interest in us, a combination of first lien mortgages and related security interests on up to 14 hotels, and pledges of equity interests in certain of our subsidiaries.  In connection with the sale of our new senior notes, we amended the indentures governing both our floating-rate senior notes and 8½% senior notes to eliminate substantially all of the restrictive covenants, guarantees, collateral and certain events of default provisions.

Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $427.2 million at September 30, 2009 and December 31, 2008.  These interest rate caps were not designated as hedges and had insignificant fair values at both September 30, 2009 and December 31, 2008, resulting in no significant net earnings impact.

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

At September 30, 2009, approximately 48% of our consolidated debt had fixed interest rates.

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

Expected Maturity Date
at September 30, 2009
(dollars in thousands)

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$17,985	$277,987	$306,695	$4,533	$4,907	$178,576	$790,683	783,500
Average interest rate	6.65%	8.71%	8.99%	7.67%	7.69%	8.00%	8.60%
Floating-rate:
Debt	750	2,092	663,300	177,225	-	-	843,367	764,530
Average interest rate(a)	5.50%	5.30%	3.94%	4.83%	-	-	4.13%
Total debt	$18,735	$280,079	$969,995	$181,758	$4,907	$178,576	$1,634,050
Average interest rate	6.61%	8.68%	5.54%	4.90%	7.69%	8.00%	6.29%
Net discount							(1,140)
Total debt							$1,632,910

(a)	The average floating interest rate represents the implied forward rates in the yield curve at September 30, 2009.

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
4.1
Sixth Supplemental Indenture, dated as of September 30, 2009, by and among the FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as successor to SunTrust Bank, as trustee, relating to the 8½% Notes (filed as Exhibit 4.2 to FelCor’s Current Report on Form 8-K dated October 1, 2009, and incorporated herein by reference).

4.2
Third Supplemental Indenture, dated as of September 30, 2009, by and among the FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, relating to the Floating Rate Notes (filed as Exhibit 4.3 to FelCor’s Current Report on Form 8-K dated October 1, 2009, and incorporated herein by reference).

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

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its general partner

Date: November 4, 2009	By:	/s/ Lester C. Johnson
Name: Lester C. Johnson Title: Senior Vice President, Chief Accounting Officer