Form 10-K
period 2009-12-31
FelCor Lodging LP
filed 2010-02-26
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K
(Mark One)
     [X]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company).	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting limited partnership interests held by non-affiliates of the registrant as of June 30, 2009, computed by reference to the price at June 30, 2009, was approximately $728,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement  pertaining to the 2010 Annual Meeting of Stockholders of FelCor Lodging Trust Incorporated filed or to be filed pursuant to Regulation 14A, are incorporated herein by reference into Part III.

FELCOR LODGING LIMITED PARTNERSHIP

    This Annual Report contains registered trademarks and service marks owned or licensed by companies other than us, including but not limited to aloft, Candlewood Suites, Conrad, Courtyard, Crowne Plaza, Doubletree, Doubletree Guest Suites, Element, Embassy Suites Hotels, Fairfield Inn, Four Points by Sheraton, Hampton Inn, Hilton, Hilton HHonors, Hilton Garden Inn, Hilton Grand Vacations, Hilton Suites, Holiday Inn, Holiday Inn Express, Homewood Suites by Hilton, Hotel Indigo, Home2 Suites by Hilton, InterContinental, JW Marriott, Le Méridien, The Luxury Collection, Marriott, Marriott Rewards, Priority Club, Ramada, Renaissance, Residence Inn, Ritz Carlton, Sheraton, Sheraton Suites, St. Regis, Starwood Preferred Guest, Staybridge Suites, W, Waldorf Astoria, Walt Disney World and Westin.

Disclosure Regarding Forward Looking Statements

This Annual Report and the documents incorporated by reference in this Annual Report include forward-looking statements that involve numerous risks and uncertainties.  Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “project,” or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions.  A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements, including:

•
general economic conditions, including, among others, the pronounced recession, rising unemployment, major bank failures and unsettled capital markets, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, reduction in domestic airline capacity, rising fuel costs and increased transportation security precautions;

•	our overall debt levels and our ability to refinance or obtain new financing and service debt, especially in light of currently constrained capital markets;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our ability to complete hotel dispositions at acceptable prices, growth strategy and acquisition activities; and

•	competitive conditions in the lodging industry.

Certain of these risks and uncertainties are described in greater detail under “Risk Factors” in Item 1A, or in our other filings with the Securities and Exchange Commission.

In addition, these forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect. Accordingly, while we believe that the plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot assure that these plans, intentions or expectations will be achieved.  The forward-looking statements included in this report, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the risk factors and cautionary statements discussed in our filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.  We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

The prospective financial information related to anticipated operating performance included in this Annual Report has been prepared by, and is the responsibility of, our management.  PricewaterhouseCoopers LLP has neither examined nor compiled the accompanying prospective financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto.  The PricewaterhouseCoopers LLP report included in this Annual Report relates to our historical financial information.  It does not extend to the prospective financial information and should not be read to do so.

PART I

Item 1.                      Business

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 85 hotels with approximately 24,000 rooms at December 31, 2009.  Our sole general partner is FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT.  All of FelCor’s operations are conducted solely through FelCor LP and at December 31, 2009, FelCor owned a greater than 99% partnership interest in FelCor LP.  When used in this report, “we” and “our” refer to FelCor LP and its consolidated subsidiaries, unless otherwise indicated.

Of the 85 hotels in which we had an ownership interest at December 31, 2009, we owned a 100% interest in 64 hotels, a 90% or greater interest in entities owning four hotels, an 81% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 15 hotels.  We consolidate our real estate interests in the 70 hotels in which we held greater than 50% ownership interests and we record the real estate interests of the 15 hotels in which we held 50% ownership interests using the equity method.

At December 31, 2009, 84 of the 85 hotels in which we had ownership interest, were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held greater than 50% ownership interests and had direct or indirect controlling interests in the lessees of 83 of the 84 hotels that were leased to operating lessees.  Because we owned controlling interests in these lessees (including 13 of the 15 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 83 hotels as our Consolidated Hotels).  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 13 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and more than 50% of the real estate interests in each of the remaining 70 hotels (we consolidate our real estate interest in these hotels).  We also owned 50% of the real estate interests in each of our two hotels that were either leased to a lessee in which we owned a 50% interest (our lessee interest in this hotel is not consolidated because we do not have controlling interest) or operated without a lease.

At December 31, 2009, our Consolidated Hotels were located in the United States (81 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in major metropolitan and resort areas.  Our hotel portfolio consists primarily of upper-upscale hotels and resorts, which are flagged under global brands such as Embassy Suites Hotels, Doubletree, Hilton, Marriott, Renaissance, Sheraton, Westin and Holiday Inn.

Our business is conducted in one reportable segment: hospitality.  During 2009, we derived 97% of our revenues from hotels located within the United States, with the balance derived from our Canadian hotels.

We seek to own a diversified portfolio of high quality, upscale hotels located in major urban and resort markets. We focus on maximizing unitholder value and return on invested capital by optimizing the use of our real estate and enhancing property cash flow. We employ a portfolio management philosophy whereby we continually examine our portfolio to address issues of market supply and demand, the capital needs of each hotel and concentration risk, after which analysis we sell hotels that no longer meet our investment criteria and selectively acquire hotels based on strict underwriting standards.

At December 31, 2009, we had an aggregate of 65,862,801 redeemable and common units of FelCor LP outstanding.

Additional information relating to our hotels and our business, including the charters of FelCor’s Executive Committee, Corporate Governance and Nominating Committee, Compensation Committee and Audit Committee; its corporate governance guidelines; and its code of business conduct and ethics can be found on FelCor’s Web site at www.felcor.com.  Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this report.  We do not have our own Web site, but copies of our annual, quarterly and current reports, and amendments to these reports, filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act, are made available free of charge, by contacting FelCor’s investor relations department at 972-444-4900.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Developments During 2009

Debt Transactions. In spite of the global recession and dysfunctional capital markets, we were able to take the following steps to build flexibility into our capital structure:

•
In October 2009, we issued $636 million (aggregate principal amount) of 10% senior secured notes due 2014.  We received approximately $558 million in net proceeds after original issue discount, fees and expenses related to the offering.  These proceeds were used to repurchase approximately $428 million (in aggregate principal amount) of our senior notes due in 2011 and for general corporate purposes.

•
In June 2009, we obtained a $201 million non-recourse term loan secured by nine hotels that matures in 2011.  This loan can be extended for up to two years, subject to satisfying certain conditions that we expect to satisfy.

•	In June 2009, we repaid and terminated our line of credit. By terminating our line of credit, we eliminated certain restrictive corporate covenants.
•	In March 2009, we refinanced a $116 million secured loan maturing in 2009 with a $120 million non-recourse term loan that matures in 2014, secured by the same seven hotels.
•	We held discussions with current and potential lenders to modify and/or refinance all of our 2010 debt maturities (many of these discussions are ongoing).
•	We increased cash held on our balance sheet by more than $200 million.

Redeveloped San Francisco Hotel. In 2009, we completed the final phase of the comprehensive redevelopment of the San Francisco Marriott-Union Square, which is situated in one of the premier hotel markets in the United States.  The hotel was rebranded as a Marriott in April 2009, following redevelopment, which included renovations to all areas of the hotel, including guest rooms, guest baths, guest corridors, meeting space, food and beverage outlets, public areas and building exterior.

Suspended Distributions. We suspended payment of our common distributions in December 2008 and our preferred distributions in March 2009 in light of the deepening recession and dysfunctional capital markets, and the attendant impact on our industry and us.  FelCor’s Board of Directors will determine the amount of future common and preferred distributions for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.  Unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.

New Director. In May 2009, Glenn A. Carlin was elected as a FelCor director, filling the vacancy created by the retirement of Richard S. Ellwood, in accordance with the age limits in FelCor’s Corporate Governance Guidelines.  Mr. Carlin brings extensive finance and real estate investment knowledge and expertise to FelCor’s Board.

The United States Lodging Industry

The Industry.  The United States lodging industry consists of private and public entities that operate in a very diversified market with extremely fragmented ownership under a variety of brand names. The lodging industry has several key participants:

•
Owners—own hotels and typically enter into an agreement for an independent third party to manage the hotel. The property may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The property may also be operated as an independent hotel (unaffiliated with any brand) by an independent hotel manager.

•
Owner/Managers—own hotels and operate the property with their own management team. They may brand their hotels under a franchise agreement, operate as an independent hotel (unaffiliated with any brand) or operate under the owner’s brand. REITs are restricted from operating and managing hotels under applicable laws and regulations governing REITs.

•
Franchisors—own a brand or brands and strive to grow their revenues by expanding the number of hotels and brands in their franchise system. Franchisors provide hotels with brand recognition, marketing support and centralized reservation systems.

•	Brand/Managers—own a brand or brands and also operate hotels or hotels on behalf of hotel owners or franchisees.

The hotel manager is responsible for day-to-day hotel operations, including employment of hotel staff, determining room rates, developing sales and marketing plans, preparing operating and capital expenditure budgets and preparing hotel-level financial reports for the owner. They typically receive fees based on the revenues and profitability of the hotel.

The industry is highly competitive.  Certain markets have low barriers to entry, making it easy to build new hotels.  The industry caters to a diverse customer base, including transient customers (both leisure and corporate) and groups.  There are a diverse number of brands and products from which customers may choose.  Average rates charged by the hotels are highly dependent on the customer mix and level of demand.  Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth is typically related to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations.  Economic indicators such as Gross Domestic Product (GDP), business investment and employment levels are some of the primary drivers of lodging demand.

We are an owner of branded hotels, mainly in the upper-upscale segment, that are managed by the brand/managers.  We do not operate or manage our hotels.  Our hotels are located in desirable locations and are diversified by market and customer mix.  We believe that our competitive advantages (diverse locations, alignment with the strongest brands, owning a significant number of hotels of a particular brand to influence brand strategy, superior management team and our unique asset management philosophy) provide us with the strengths to provide above average growth.

The Recession and Its Aftermath. The U.S. lodging industry suffered the full effects of the global recession in 2009.  Visibility of future demand trends remains limited by continued economic uncertainty and the absence of fundamental dynamics that would indicate a sustainable recovery has taken hold. Actual and projected performance, including revenue per available room, or RevPAR, occupancy and average daily rate, or ADR, varies – often substantially – by geographic markets and sub-markets, and projections typically assume that no major external events, such as an act of terrorism or natural disaster, will occur or affect the U.S. economy and the travel and lodging industries.  However, leading industry analysts and experts are projecting improved overall U.S. lodging industry performance, if not well-established in 2010, more certainly in 2011 and afterward due to higher demand levels and supply growth that is projected to be below historical averages.

Smith Travel Research (STR), a leading provider of hospitality industry data, reported that 2009 RevPAR declined 16.7%.  This follows a 1.9% RevPAR decline in 2008 – the first full-year decline since 2002.  Weak industry fundamentals directly reflect the global recession, which drove a 5.8% decline in lodging demand.  While demand declined in 2009, supply grew by 3.2%, and the combined effect (contracting demand and expanding supply) produced an 8.6% decline in occupancy.  Declining occupancy drove pricing down, with an 8.8% decline in the ADR for the year.  2009 RevPAR represents the worst year-over-year results since STR began tracking industry data in 1989.  According to PKF Hospitality Research, another leading supplier of industry data, in 2009 the industry experienced the greatest annual decline in RevPAR observed since the 1930s.

STR projects that lodging fundamentals will stabilize in 2010, with demand increasing 1.8% (roughly tracking projected supply growth).  As a result, hotel occupancy in 2010 should remain flat compared to 2009 occupancy (55.1%).  By the end of 2010, it is expected that demand growth will once again outpace supply growth.  Continued weak occupancy will provide little opportunity to improve ADR, until corporate demand improves.  STR projects ADR will decline by 3.2% in 2010, resulting in a corresponding 3.2% RevPAR decline.  If, as some operators and industry experts have projected, an economic recovery takes hold during the second half of 2010 and if supply growth remains diminished, STR projects a 4.2% RevPAR increase for 2011.  By contrast, PKF Hospitality Research has projected a more moderate 1.1% RevPAR decline for 2010 and a stronger recovery afterward, with industry RevPAR increasing 5.9% in 2011.  The variance in projections reflects lingering uncertainty about the near-term and continued limited visibility.

Hotel Classifications. STR classifies hotel chains into six distinct product categories: Luxury, Upper-Upscale, Upscale, Midscale with Food & Beverage, Midscale without Food & Beverage, and Economy. We own Upper-Upscale hotels (branded Doubletree, Embassy Suites Hotels, Hilton, Marriott, Sheraton, Westin and Renaissance), and Midscale with Food & Beverage hotels (Holiday Inn), from which we derived 100% of our 2009 Hotel EBITDA. Approximately 82% of our 2009 Hotel EBITDA was derived from Upper-Upscale hotels (Hotel EBITDA is a non-GAAP financial measure that is reconciled and further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”).

STR also categorizes hotels based upon their relative market positions, as measured by ADR, as Luxury, Upscale, Midprice, Economy and Budget.  The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for our Consolidated Hotels, as well as all Upscale U.S. hotels, all Midprice U.S. hotels and all U.S. hotels, as reported by STR, for the periods indicated:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Number of FelCor LP Hotels	83	85	83	83	125
Occupancy:
FelCor LP hotels(a)	66.2%	70.9%	70.4%	72.6%	69.3%
All Upscale U.S. hotels(b)	56.4	62.0	64.8	65.5	65.2
All Midprice U.S. hotels(c)	51.9	57.6	60.4	61.0	61.0
All U.S. hotels	55.1	60.4	63.2	63.4	63.1
ADR:
FelCor LP hotels(a)	$123.23	$136.32	$134.21	$125.98	$107.18
All Upscale U.S. hotels(b)	106.66	115.96	113.56	107.37	101.60
All Midprice U.S. hotels(c)	78.12	84.21	82.18	78.12	73.96
All U.S. hotels	97.51	106.55	103.64	97.31	90.95
RevPAR:
FelCor LP hotels(a)	$81.62	$96.67	$94.48	$91.45	$74.29
All Upscale U.S. hotels(b)	60.12	71.83	73.61	70.31	66.21
All Midprice U.S. hotels(c)	40.58	48.48	49.68	47.66	45.12
All U.S. hotels	53.71	64.37	65.50	61.69	57.39
__________
(a)	Information is based on historical presentations.
(b)	This category includes hotels in the “upscale price level,” defined as hotels with ADRs in the 70th to 85th percentiles in their respective markets.
(c)	This category includes hotels in the “midprice level,” defined as hotels with ADRs in the 40th to 70th percentiles in their respective markets.

Business Strategy

Our long-term strategic plan is to own a diversified portfolio of high quality, upscale hotels located in major urban and resort markets. We focus on maximizing unitholder value and return on invested capital by optimizing the use of our real estate and enhancing property cash flow. We employ a portfolio management philosophy whereby we continually examine our portfolio to address issues of market supply and demand, the capital needs of each hotel and concentration risk, after which analysis we sell hotels that no longer meet our investment criteria and selectively acquire hotels based on strict underwriting standards. In order to achieve our objectives, we are focused on the following areas:

Asset Management. We seek to improve the competitive position of our hotels through aggressive asset management. We benefit from our brand/manager alliances with Hilton Hotels Corporation, Starwood Hotels & Resorts Worldwide, Inc., Marriott International, Inc., and InterContinental Hotels Group PLC, or IHG.  These relationships enable us to work effectively with our managers to maximize Hotel EBITDA margins and operating cash flow from our hotels. While REIT requirements prohibit FelCor from directly managing our hotels, we employ an intensive approach to asset management. We press our brand/managers to implement best practices in expense and revenue management at our hotels, and we strive to influence brand strategy on marketing and revenue enhancement programs. We work closely with our brand/managers to monitor and review hotel operations. As part of our focus on controlling hotel operating margins, we continue to work with our operators to align the cost structure of our hotels with current business levels. During the current downturn, this includes lowering hotel expenses by reducing headcount and improving productivity and energy efficiency, while maintaining guest satisfaction. At the same time, we are very focused on revenue management and enhancement. Our asset managers have exceptionally thorough knowledge of the markets where our hotels operate, as well as overall demand dynamics, which enables us to work closely with our brand/managers to optimize revenue generation. Our asset management approach also entails looking for value-added enhancements at our hotels, such as maximizing use of public areas, new restaurant concepts, changing management of food and beverage operations and uncovering new revenue sources.

Renovations. In 2009, we completed the last phase of a multi-year, portfolio-wide renovation program designed to enhance the competitive positioning and value of our hotels. We invested more than $450 million and successfully generated expected returns through growth in market share. Our overall portfolio grew market share by an average of 3.0% during 2008, while the 70 hotels that completed renovations in 2007 and 2008 grew their aggregate market share by more than 5%, from 114% to 120%. In 2009, our hotel portfolio increased market share by 1.4% compared to prior year. Our ongoing capital expenditures will generally be consistent with ordinary course improvements and maintenance of our hotels.  Given the substantial renovations and the current industry conditions, we are able to limit near-term capital expenditures without harming the value or quality of our hotels.

Redevelopment. In June 2009, we completed the final phase of the comprehensive redevelopment of the San Francisco Marriott-Union Square, which is situated in one of the premier hotel markets in the United States.  The Hotel was rebranded as a Marriott hotel in April 2009.  RevPAR during the second half of 2009 (under the Marriott flag) increased 64% at this hotel, compared to 2008, and its market share increased by 105%.  Its market share index during the second half of 2009 was 106% compared to 80% for 2007 (before renovation).

During 2008, we completed a new 35,000 square foot convention center adjacent to our Hilton Myrtle Beach Resort, added meeting space at the Doubletree Guest Suites in Dana Point, California and added a spa and food and beverage areas at the Embassy Suites Hotel Deerfield Beach Resort & Spa. These new assets enhanced the hotels’ competitiveness in a difficult environment, and contributed to their 5% increase in market share in 2009.

We are progressing with the approval and entitlement process for additional redevelopment projects, in the interest of building long-term value. However, we are committed to a disciplined approach toward capital allocation and will commit capital to new projects only when prudent, especially in the light of lingering effects of the global recession.

Balance Sheet Strategy. We are committed to strengthening our balance sheet to provide the necessary capacity to withstand lodging cycles and also provide us with capacity to take advantage of opportunities that may arise in the future. We strive to maintain a flexible balance sheet, utilizing a mix of common and preferred capital, public notes, and utilizing floating rates on a portion of our debt as a hedge against economic cycles. Although the economic downturn has resulted in an increase in our leverage, we expect to reduce our leverage when operating performance improves and with future asset sales. To preserve our liquidity, we have limited capital expenditures, postponed further redevelopment projects, suspended distributions and reduced expenses at our corporate office. Further, we have increased our cash balance by over $200 million in the past year to ensure we have sufficient liquidity to cover any cash flow needs during the current period of declining RevPAR.  We continue to look for additional opportunities to reduce financing costs, increase our flexibility and ensure adequate liquidity on an economically sound basis.

We successfully refinanced all of our debt that matured in 2009, extended the maturity of one loan scheduled to mature in 2010, as well as refinanced nearly all of our corporate debt that was scheduled to mature in 2011.  We continue to make progress with the various lenders to modify and/or refinance our remaining secured debt scheduled to mature in May 2010.  That debt consists of eight non-recourse mortgage loans with a combined current balance of $243 million, secured by 13 hotels (six of which are cross-collateralized to secure one loan).  With regard to these loans, we believe that extending the maturity dates is in the best interest of the lenders and FelCor.  As a consequence, we intend to seek such extensions.  In addition, we intend to discuss other loan modification options, as well as explore other refinancing opportunities and potential asset sales as a means of satisfying our obligations under our other mortgage debt as they mature.  With regard to two of these loans, the mortgaged hotels’ cash flows do not cover debt service, and we stopped funding the short-falls in December 2009.

Portfolio Review. In 2006, we implemented an initial phase of asset sales, which totaled 45 hotels, and we received total gross proceeds of $720 million.  We regularly review and evaluate our hotel portfolio and will identify additional hotels to sell based upon strategic considerations, such as future supply growth, changes in demand dynamics, concentration risk, strategic fit, return on future capital needs and return on invested capital. We expect to execute a second phase of asset sales when hotel cash flows recover and the hotel transaction market improves, in order to maximize proceeds.  Proceeds from asset sales will be used to improve unitholder value, including reducing debt.  None of our other hotels are currently being marketed for sale.

External Growth. While preserving liquidity and reducing leverage are our focus in the current environment, we will consider acquisitions that will improve the overall quality of our portfolio, further diversify our portfolio by market, customer type and brand, and improve future Hotel EBITDA growth. We may look for properties where we can utilize our competitive strengths, such as ones that have redevelopment opportunity to further enhance our return on investment. We take a highly disciplined approach to analyzing any potential acquisition, which must meet strict criteria, including minimum targeted rates of return. We expect potential future acquisitions will be restricted to high quality hotels in major urban and resort markets with high barriers to entry and high growth potential.

Strategic Relationships

We benefit from our brand/manager alliances with Hilton Hotels Corporation, (Embassy Suites Hotels, Doubletree and Hilton), Starwood Hotels & Resorts Worldwide, Inc., (Sheraton and Westin), Marriott International, Inc., (Renaissance and Marriott) and InterContinental Hotels Group PLC (Holiday Inn).  These relationships enable us to work effectively with our managers to maximize Hotel EBITDA margins and operating cash flow from our hotels.

•
Hilton Hotels Corporation (www.hiltonworldwide.com) is recognized internationally as a preeminent hospitality company.  Hilton owns, manages or franchises more than 3,500 hotels in 81 countries.  Its portfolio includes many of the world’s best-known and most highly regarded hotel brands, including Waldorf Astoria, Conrad, Hilton, Doubletree, Embassy Suites Hotels, Hilton Garden Inn, Hampton Inn, Homewood Suites by Hilton, Home2 Suites by Hilton, and Hilton Grand Vacations.  Subsidiaries of Hilton managed 54 of our Consolidated Hotels at December 31, 2009.  Hilton is a 50% partner in joint ventures with us that own 11 hotels and manage residential condominiums.  Hilton also holds 10% equity interests in certain of our consolidated subsidiaries that own three hotels.

•
Starwood Hotels & Resorts Worldwide, Inc. (www.starwoodhotels.com) is one of the leading hotel and leisure companies in the world with 960 properties in 100 countries. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including: St. Regis, The Luxury Collection, W, Westin, Le Méridien, Sheraton, Four Points by Sheraton, Element and aloft.  Subsidiaries of Starwood managed nine of our Consolidated Hotels at December 31, 2009.  Starwood is a 40% joint venture partner with us in the ownership of one hotel and a 50% joint venture partner with us in the ownership of one hotel.

•
Marriott International, Inc. (www.marriott.com) is a leading lodging company with more than 3,000 lodging properties located in the United States and 67 other countries and territories.  Its portfolio includes 17 lodging and vacation resort ownership brands including Ritz Carlton, Marriott Hotels & Resorts, Renaissance Hotels & Resorts, JW Marriott Hotels & Resorts, Courtyard by Marriott, Fairfield Inn by Marriott and Residence Inn by Marriott.  Subsidiaries of Marriott managed three of our Consolidated Hotels at December 31, 2009.

•
InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom is one of the world’s largest hotel companies by number of rooms.  IHG owns, manages, leases or franchises, through various subsidiaries, more than 4,400 hotels and over 640,000 guest rooms in nearly 100 countries. IHG owns a portfolio of well recognized and respected hotel brands including InterContinental Hotels & Resorts, Crowne Plaza Hotels & Resorts, Holiday Inn, Holiday Inn Express, Hotel Indigo, Staybridge Suites and Candlewood Suites, and also manages the world’s largest hotel loyalty program, Priority Club Rewards.  At December 31, 2009, subsidiaries of IHG managed 15 of our Consolidated Hotels.

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

Tax Status

As a partnership for federal income tax purposes, we are not subject to federal income tax.  However, under our partnership agreement we are required to reimburse FelCor for any tax payments FelCor is required to make.  Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.

FelCor has elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  Our taxable REIT subsidiaries, or TRSs, formed to lease our hotels are subject to federal, state and local income taxes.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders.  If FelCor fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent years.  In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of FelCor’s common stock.  We expect to make distributions on our units sufficient to enable FelCor to meet its distribution obligations as a REIT.  At December 31, 2009, FelCor had a federal income tax loss carryforward of $106.6 million, which it expects to use to offset future distribution requirements and our TRSs had a federal income tax loss carryforward of $337.6 million.

Employees

We have no employees.  FelCor as our sole general partner performs our management functions.  At December 31, 2009, FelCor had 68 full-time employees.  Everyone employed in the day-to-day operation of our hotels are employees of the management companies engaged by us and are not our employees.

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

We depend on external sources of capital and recent disruptions in the financial markets may affect our ability to obtain financing or obtain financing on reasonable and acceptable terms.

Because FelCor is a REIT, our ability to reduce our debt and finance our growth must largely be funded by external sources of capital because FelCor is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gains) including, in some cases, taxable income it recognizes for federal income tax purposes but with regard to which we do not receive corresponding cash.  Our ability to obtain the external capital we require could be limited by a number of factors, many of which are outside our control, including general market conditions, unfavorable market perception of our future prospects, lower current and/or estimated future earnings, excessive cash distributions or a lower market price for FelCor’s common stock.  The financial markets, and specifically the credit markets, have experienced significant contraction and dysfunction in the face of the continuing recession.  When the financial markets are constrained – in particular, when the availability of credit is severely diminished – our ability to obtain financing on satisfactory terms or to extend maturing loans has been substantially limited.  Under such conditions, when financing is available, it has been more expensive and likely includes other terms, such as lower loan-to-value ratios, limitations or prohibitions of subordinated secured debt, minimum debt service coverage, etc., that are more restrictive.  In addition, as loan default rates increase (as they have recently), lenders impose more restrictive underwriting criteria and tighten appraisal standards, further limiting credit availability.  Although we have successfully refinanced some of our maturing loans under these more expensive and restrictive terms, we have various other loans that will mature in 2010, and in order to refinance those loans, adequate credit on reasonable terms must be available.  With regard to refinancing our maturing debt, our alternatives are severely limited compared to refinancing in prior years.  If credit is only available at unacceptable cost or otherwise requires the application of resources that unacceptably constrains our liquidity, we may be unable to refinance maturing loans on acceptable or reasonable terms.  Under current circumstances, there can be no assurance that the financial markets and credit availability will improve or stabilize and, thereby, enable us to refinance or extend maturing debt on acceptable terms.  If we are unable to refinance existing debt on acceptable terms or obtain appropriate extensions of maturing debt, the relevant loans could default, in which case the lenders may foreclose on the hotels mortgaged as security for the repayment of those loans.  Although our secured debt is generally non-recourse to us, loan defaults under certain circumstances could adversely affect our credit ratings and our ability to borrow funds in the future.  If our ability to borrow funds in the future is impaired, our corresponding ability to reinvest in our hotels and pursue growth through acquisitions, while maintaining targeted overall leverage (which we believe helps us achieve desired overall returns for our unitholders), could be constrained.

The current global recession has had an adverse effect on our revenue per available room, or RevPAR, performance and results of operations.  The effects of a continued or deepening recession on our financial condition could be material.

The overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, has resulted in considerable negative pressure on both consumer and business spending (this includes increased emphasis in cost containment with focus on travel and entertainment limitations).  We anticipate that lodging demand will not improve materially until current economic trends reverse course, particularly the weakened overall economy and illiquid credit markets.  For 2010, we believe that the continued weakness in the credit markets, when combined with stagnant employment and business investing, will continue to affect both leisure and business travel negatively and, accordingly, inhibit lodging demand. Further, as hotels adjust to new demand levels by shifting their occupancy mix to lower-rated business, we expect to see average room rates and ancillary spending decline in most markets. Decreased occupancy and declining room rates have an adverse effect on RevPAR, Hotel EBITDA margins and results of operations.

Our RevPAR declined in 2009, reflecting decreases in both average daily rate, or ADR, and occupancy.  We expect continued downward pressure in ADR until corporate demand increases, particularly within certain business segments (notably, transient business and group business).  In the meantime, leisure travelers benefit from the shift in pricing power and are occupying some of the rooms previously taken by higher-rate paying business travelers.  As a consequence, our occupancy is declining slower than ADR, which has the potential to shrink Hotel EBITDA margins and negatively affect our results of operations unless we are able to reduce costs to mitigate that effect.  Because FelCor is a REIT, we do not manage our hotels directly and rely on third-party managers to drive both revenue and contain costs, and while we make every effort to work with our managers to maximize cost containment and improve revenue, there can be no assurance that these efforts will be successful or otherwise mitigate declining RevPAR, Hotel EBITDA margins or results of operations.

In response to the economic decline, we suspended payment of all distributions.  Significant decreases in RevPAR or Hotel EBITDA margins, or continued material deterioration in the capital markets in the future, could reduce our ability to begin paying distributions again or to service our debt.

Compliance with, or failure to comply with, our financial covenants may adversely affect our financial position and results of operations.

The agreements governing our 10% senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor’s REIT qualification test; (iii) repurchase FelCor’s capital stock; or (iv) merge. We are currently restricted from paying distributions (except to the extent necessary to satisfy FelCor’s REIT qualification requirement that we distribute currently at least 90% of our taxable income) and repurchasing FelCor’s capital stock in connection with these tests.

These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and financial tests.  Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the obligations under these agreements and to foreclose upon any collateral securing those obligations.  Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.  In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.  We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

Certain of our subsidiaries have been formed as special purpose entities, or SPEs.  These SPEs have incurred mortgage debt secured by the assets of those SPEs, which is non-recourse to us.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.

We have substantial financial leverage.

At December 31, 2009, our consolidated debt of $1.8 billion represented approximately 76% of our total enterprise value.  Declines in revenues and cash flow may adversely affect our public debt ratings, and may limit our access to additional debt.  Our senior notes, as currently rated by Moody’s Investors Service and Standard & Poor’s, are considered below investment grade.  Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs.  Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

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

Most of our hotel mortgage debt is recourse solely to the specific assets securing the debt.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.

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

We have substantial variable rate debt.

At December 31, 2009, approximately 35% of our consolidated outstanding debt had variable interest rates.  If variable interest rates were to increase significantly, they could have a material adverse impact on our earnings and financial condition.

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

We face reduced coverages and increased costs of insurance.  Our property insurance has a $100,000 all risk deductible, a deductible of 5% of insured value for named windstorm coverage and a deductible ranging from 2% to 5% of insured value for California earthquake coverage.  Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition.  Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find.  In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders.  We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 57 of our hotels.  The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

We obtain terrorism insurance to the extent required by lenders as a part of our all-risk property insurance program, as well as our general liability and FelCor’s directors’ and officers’ coverages.  However, our all-risk policies have limitations such as per occurrence limits and sub-limits which might have to be shared proportionally across participating hotels under certain loss scenarios.  Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for “certified” acts of terrorism - namely those which are committed on behalf of non-United States persons or interests.  Furthermore, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits.  In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies.  While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance.  Additionally, there is a possibility that congress will not renew TRIA in the future, which would eliminate the federal subsidy for terrorism losses.  As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions.  At December 31, 2009, approximately 48% of our hotel rooms were located in, and 47% of our 2009 Hotel EBITDA was generated from, three states:  California, Florida and Texas.  Additionally, at December 31, 2009, we had concentrations in six major metropolitan areas, the San Francisco Bay area, Atlanta, South Florida, Orlando, Dallas and the Los Angeles area, which together represented approximately 33% of our Hotel EBITDA for the year ended December 31, 2009.  Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.

Transferability of franchise license and management agreements and termination of such agreements may be prohibited or restricted. Hotel managers and franchise licensors may have the right to terminate their agreements or suspend their services in the event of default under such agreements or other third party agreements such as ground leases and mortgages, upon the loss of liquor licenses, or in the event of the sale or transfer of the hotel. Franchise license agreements may expire by their terms, and we may not be able to obtain replacement franchise license agreements.

The sale of a hotel, replacement of the brand, or material default under a management or franchise license agreement may give rise to payment of liquidated damages or termination fees that may be guaranteed by us or certain of our subsidiaries. The loss of a manager or franchise license could have a material impact on the operations and value of a hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchise licensor or operations management provided by the manager. Most of our management agreements restrict our ability to encumber our interests in the applicable hotels under certain circumstances without the managers’ consent.

Terminating management agreements in connection with the sale of two hotels may result in liquidated damages.  In 2009, we sold two Holiday Inn hotels in Florida operating under management agreements with IHG.  These hotels were originally designated for redevelopment with condominiums, but market conditions in Florida no longer make these condominium projects feasible.  We also determined that the major capital expenditures necessary to retain the Holiday Inn flags at these hotels were not in the best interests of our unitholders, given the shortened hold period for these hotels.  We will be required to pay replacement management fees for up to one year and liquidated damages (net of any replacement management fees previously paid) in December 2010; or reinvest in another hotel to be managed by IHG and carrying an IHG brand.  Given the current state of the economy and the market for hotel acquisitions, substitution of a replacement hotel appears unlikely prior to the relevant dates, and we will likely have to pay IHG at least some portion of replacement management fees and/or liquidated damages. Liquidated damages are computed based on operating results of a hotel prior to termination.  The aggregate liability related to these hotels, if paid, will be approximately $11 million.  We accrued the full amount of liquidated damages in 2008.

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

The following table reflects the percentage of Hotel EBITDA from our 83 Consolidated Hotels at December 31, 2009 by brand:

	Hotels	% of 2009 Hotel EBITDA(a)
Embassy Suites Hotels	47	60%
Holiday Inn	15	18
Sheraton and Westin	9	9
Doubletree	7	7
Renaissance and Marriott	3	3
Hilton	2	3

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

The lodging business is seasonal in nature.  Generally, hotel revenues for our hotel portfolio are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations.  Revenues for hotels in tourist areas are generally substantially greater during tourist season than other times of the year.  We expect that seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues.

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

We face risks related to pandemic diseases, which could materially and adversely affect travel and result in reduced demand for our hotels.

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the recent outbreaks of SARS and avian flu had a severe impact on the travel industry, and outbreaks of H1N1 flu threatens to have a similar impact. A prolonged recurrence of SARS, avian flu, H1N1 flu or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

If we fail to comply with applicable privacy laws and regulations, we could be subject to payment of fines, damages or face restrictions on our use of guest data.

We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in fines, payment of damages or restrictions on our use or transfer of data.

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

We lack control over the management and operations of our hotels.  Because federal income tax laws restrict REITs and their subsidiaries from operating hotels, we do not manage our hotels.  Instead, we are dependent on the ability of independent third-party managers to operate our hotels pursuant to management agreements.  As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, the salary and benefits provided to hotel employees, the conduct of food and beverage operations and similar matters.  While our taxable REIT subsidiaries monitor the third-party manager’s performance, we have limited specific recourse under our management agreements if we believe the third-party managers are not performing adequately.  Failure by our third-party managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations.  In addition, our third-party managers or their affiliates manage hotels that compete with our hotels, which may result in conflicts of interest.  As a result, our third-party managers may have in the past made, and may in the future make, decisions regarding competing lodging facilities that are not or would not be in our best interests.

Complying with FelCor’s REIT requirements may cause us to forego attractive opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To continue to qualify as a REIT for federal income tax purposes, FelCor must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. Thus, compliance with FelCor’s REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our unitholders.

Complying with FelCor’s REIT requirements may force us to liquidate otherwise attractive investments, which could result in an overall loss on our investments.

To continue to qualify as a REIT, FelCor must also ensure that at the end of each calendar quarter at least 75% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of its investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of its assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of its total securities can be represented by securities of one or more TRSs.  If FelCor fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. If FelCor fails to comply with these requirements at the end of any calendar quarter, it may be able to preserve its REIT status by benefiting from certain statutory relief provisions. Except with respect to a de minimis failure of the 5% asset test or the 10% vote or value test, FelCor can maintain its REIT status only if the failure was due to reasonable cause and not to willful neglect. In that case, FelCor will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which it identified the failure, and it will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate (currently 35%) multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

We own, and may acquire, interests in hotel joint ventures with third parties that expose us to some risk of additional liabilities or capital requirements.

We own, through our subsidiaries, interests in several real estate joint ventures with third parties.  Joint ventures that are not consolidated into our financial statements owned real estate interests in a total of 15 hotels, in which we had an aggregate investment of $82 million, at December 31, 2009.  The lessee operations of 13 of these 15 hotels are included in our consolidated results of operations due to our majority ownership of those lessees.  Our joint venture partners are affiliates of Hilton with respect to 11 hotels, affiliates of Starwood with respect to one hotel, and private entities or individuals (all of whom are unaffiliated with us) with respect to three hotels.  The ventures and hotels were subject to non-recourse mortgage loans aggregating $215 million at December 31, 2009.

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

FelCor’s executive management team includes its President and Chief Executive Officer and four Executive Vice Presidents.  In addition, we have several other long-tenured senior officers.  These executives and officers generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations.  The loss of any of its executives or other long-serving officers could adversely affect our ability to execute our business strategy.

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

Ownership Limit.  The ownership and transfer restrictions of FelCor’s charter may have the effect of discouraging or preventing a third party from attempting to gain control of it without the approval of its board of directors.  Accordingly, it is less likely that a change in control, even if beneficial to unitholders, could be effected without the approval of its board.

Staggered Board.  FelCor’s board of directors is divided into three classes.  Directors in each class are elected for terms of three years.  As a result, the ability of FelCor’s stockholders to effect a change in control of us through the election of new directors is limited by the inability of its stockholders to elect a majority of FelCor’s board at any particular meeting.

Authority to Issue Additional Shares.  Under FelCor’s charter, its board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action.  The preferred stock may be issued, in one or more series, with the preferences and other terms designated by its board that may delay or prevent a change in control of FelCor, even if the change is in the best interests of its stockholders.  At December 31, 2009, FelCor had outstanding 12,880,475 shares of its Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of its Series C preferred stock.  FelCor has contributed the proceeds of all of its preferred stock to us in exchange for preferred units.  The preference on these units is the same as FelCor’s preferred stock.

Maryland Takeover Statutes. As a Maryland corporation, FelCor is subject to various provisions under the Maryland General Corporation Law, including the Maryland Business Combination Act, that may have the effect of delaying or preventing a transaction or a change in control that might involve a premium price for its stock or otherwise be in the best interests of its stockholders.  Under the Maryland business combination statute, some “business combinations,” including some issuances of equity securities, between a Maryland corporation and an “interested stockholder,” which is any person who beneficially owns 10% or more of the voting power of the corporation’s shares, or an affiliate of that stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  Any of these business combinations must be approved by a stockholder vote meeting two separate super majority requirements, unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the statute, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares.  FelCor’s charter currently provides that the Maryland Control Share Acquisition Act will not apply to any of its existing or future stock.  That statute may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation.  To the extent these or other laws are applicable to FelCor or us, they may have the effect of delaying or preventing a change in control of FelCor even though beneficial to its stockholders.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                      Properties

We own a diversified portfolio of globally branded hotels managed and branded by Hilton, Starwood, Marriott and IHG.  We consider our hotels, generally, to be high quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located.  Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers.  The hotels generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities.  At December 31, 2009, our Consolidated Hotels were located in the United States (81 hotels in 23 states) and Canada (two hotels in Ontario), and were situated primarily in major markets in suburban, downtown, airport or resort areas.  The following table illustrates the distribution of our 83 Consolidated Hotels at December 31, 2009.

Top Markets	Hotels	Rooms	% of Total Rooms	% of 2009 Hotel EBITDA(a)
South Florida	5	1,439	6	8
Los Angeles area	4	899	4	6
Atlanta	5	1,462	6	6
Orlando	4	1,038	4	5
Philadelphia	2	729	3	4
Minneapolis	3	736	3	4
San Francisco area	6	2,138	9	4
Dallas	4	1,333	6	4
Central California Coast	2	408	2	4
San Antonio	3	874	4	3
Myrtle Beach	2	640	3	3
Boston	2	532	2	3
San Diego	1	600	2	3
Northern New Jersey	3	756	3	3

Location
Suburban	35	8,781	37	32
Urban	20	6,358	27	27
Airport	18	5,788	24	24
Resort	10	2,927	12	17

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

We are committed to maintaining the high standards of our hotels.  Our hotels have an average of 287 rooms, with seven hotels having 400 or more rooms.  Although obsolescence arising from age and condition of facilities can adversely affect our hotels, in 2009, we completed the last phase of a multi-year, portfolio-wide renovation program costing more than $450 million.  The program was designed to upgrade, modernize and renovate all of our hotels to enhance or maintain their competitive position.  For 2009, our pro rata share of capital expenditures spent on consolidated and unconsolidated hotels, including renovations and redevelopment projects, was $79.3 million.  We also spent 7.0% of our consolidated room revenue on maintenance and repair expense.

Hotel Brands

Part of our business strategy is to have our hotels managed by some of the nation’s most recognized and respected hotel brand owners.  The following table illustrates the distribution of our Consolidated Hotels among our brands at December 31, 2009.

Brand Distribution

Brand	Hotels	Rooms	% of Total Rooms	% of 2009 Hotel EBITDA(a)
Embassy Suites Hotels	47	12,132	51	60
Holiday Inn	15	5,154	22	18
Sheraton and Westin	9	3,217	13	9
Doubletree	7	1,471	6	7
Renaissance and Marriott	3	1,321	6	3
Hilton	2	559	2	3

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.

Embassy Suites Hotels

Embassy Suites Hotels is the nation’s largest brand of upper upscale hotels.  Created in 1983, Embassy Suites Hotels was a pioneer in the all-suite concept and today is a market share leader with more than 200 hotels internationally.  Embassy Suites Hotels maintains a significant presence in its segment in terms of system size, geographic distribution, brand-name recognition and operating performance.  As part of the Hilton family, the Embassy Suites Hotels participate in the Hilton HHonors frequent guest program.

Doubletree Hotels

Doubletree hotels are upscale accommodations for business and leisure travelers in more than 200 gateway cities, metropolitan areas and vacation destinations worldwide.  As part of the Hilton family, Doubletree hotels participate in the Hilton HHonors frequent guest program.

Holiday Inn

Holiday Inn, one of the most widely-recognized lodging brands in the world, offers business and leisure travelers’ value, dependability, friendly service and modern attractive facilities.  Holiday Inn participates in IHG’s Priority Club frequent guest program.

Sheraton Hotels & Resorts

With approximately 400 hotels and resorts in 69 countries, Sheraton Hotels & Resorts is the largest brand in the Starwood system.  Located in major cities and resort destinations, Sheraton hotels serve the needs of both business and leisure travelers.  Sheraton hotels participate in the Starwood Preferred Guest frequent traveler program.

Renaissance Hotels & Resorts

Renaissance Hotels & Resorts is a distinctive upper-upscale full-service brand that targets individual business and leisure travelers and group meetings by offering stylish and personalized environments.  There are 143 Renaissance Hotels & Resorts worldwide, with 75 United States and 68 international locations.  Renaissance hotels participate in the Marriott Rewards frequent traveler program.

Other Hotels

As of December 31, 2009, four of our hotels were operated under other flags: Hilton (two hotels), Marriott and Westin.

Hotel Operating Statistics

The following tables set forth average historical occupancy (occupied rooms), ADR and RevPAR for the years ended December 31, 2009 and 2008, and the percentage changes therein for the periods presented for our Consolidated Hotels.

Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2009	2008	%Variance
Embassy Suites Hotels	67.7	72.9	(7.1)
Holiday Inn	68.7	74.0	(7.2)
Sheraton and Westin	60.2	65.8	(8.5)
Doubletree	65.5	73.5	(10.8)
Renaissance and Marriott	61.4	62.8	(2.1)
Hilton	60.0	60.6	(0.9)

Total hotels	66.2	71.3	(7.2)

	ADR ($)
	Year Ended December 31,
	2009	2008	%Variance
Embassy Suites Hotels	127.92	143.54	(10.9)
Holiday Inn	112.22	128.04	(12.4)
Sheraton and Westin	108.47	124.61	(13.0)
Doubletree	122.59	141.62	(13.4)
Renaissance and Marriott	163.16	173.97	(6.2)
Hilton	115.46	126.12	(8.5)

Total hotels	123.23	138.75	(11.2)

	RevPAR ($)
	Year Ended December 31,
	2009	2008	%Variance
Embassy Suites Hotels	86.55	104.57	(17.2)
Holiday Inn	77.11	94.81	(18.7)
Sheraton and Westin	65.34	82.05	(20.4)
Doubletree	80.35	104.03	(22.8)
Renaissance and Marriott	100.21	109.17	(8.2)
Hilton	69.32	76.38	(9.2)

Total hotels	81.62	99.00	(17.6)

Operating Statistics for our Top Markets

	Occupancy (%)
	Year Ended December 31,
	2009	2008	%Variance
South Florida	73.0	76.9	(5.1)
Los Angeles area	71.6	74.5	(3.9)
Atlanta	69.7	72.4	(3.7)
Orlando	74.0	79.8	(7.3)
Philadelphia	66.4	72.9	(8.9)
Minneapolis	66.6	70.6	(5.7)
San Francisco area	69.1	74.6	(7.4)
Dallas	58.6	65.9	(11.0)
Central California Coast	72.8	73.1	(0.4)
San Antonio	70.0	78.1	(10.4)
Myrtle Beach	59.6	58.5	1.8
Boston	77.8	79.2	(1.7)
San Diego	72.6	78.5	(7.5)
Northern New Jersey	62.2	71.1	(12.5)
	ADR ($)
	Year Ended December 31,
	2009	2008	%Variance
South Florida	129.18	148.82	(13.2)
Los Angeles area	135.63	157.20	(13.7)
Atlanta	104.71	120.93	(13.4)
Orlando	110.75	125.68	(11.9)
Philadelphia	135.22	151.60	(10.8)
Minneapolis	127.53	144.82	(11.9)
San Francisco area	129.66	143.35	(9.5)
Dallas	114.92	124.48	(7.7)
Central California Coast	156.45	172.03	(9.1)
San Antonio	102.74	112.90	(9.0)
Myrtle Beach	133.48	141.71	(5.8)
Boston	133.97	154.30	(13.2)
San Diego	124.75	157.47	(20.8)
Northern New Jersey	140.38	162.37	(13.5)
	RevPAR ($)
	Year Ended December 31,
	2009	2008	%Variance
South Florida	94.28	114.42	(17.6)
Los Angeles area	97.07	117.10	(17.1)
Atlanta	73.01	87.60	(16.7)
Orlando	81.93	100.34	(18.3)
Philadelphia	89.81	110.55	(18.8)
Minneapolis	84.88	102.21	(17.0)
San Francisco area	89.54	106.87	(16.2)
Dallas	67.34	81.99	(17.9)
Central California Coast	113.95	125.80	(9.4)
San Antonio	71.89	88.21	(18.5)
Myrtle Beach	79.49	82.89	(4.1)
Boston	104.22	122.15	(14.7)
San Diego	90.58	123.64	(26.7)
Northern New Jersey	87.35	115.49	(24.4)

Hotel Portfolio

The following table sets forth certain descriptive information regarding the 85 hotels in which we held ownership interests at December 31, 2009:

	Brand	State	Rooms	% Owned(a)
Consolidated Hotels
Birmingham(b)	Embassy Suites Hotel	AL	242
Phoenix – Biltmore(b)	Embassy Suites Hotel	AZ	232
Phoenix – Crescent(b)	Sheraton	AZ	342
Phoenix – Tempe(b)	Embassy Suites Hotel	AZ	224
Anaheim – North(b)	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa(b)	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349	97%
Milpitas – Silicon Valley(b)	Embassy Suites Hotel	CA	266
Napa Valley(b)	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort(b)	Embassy Suites Hotel	CA	248
San Diego – On the Bay(b)	Holiday Inn	CA	600
San Francisco – Airport/Burlingame(b)	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco(b)	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf(b)	Holiday Inn	CA	585
San Francisco – Union Square(b)	Marriott	CA	400
San Rafael – Marin County(b)	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta(b)	Holiday Inn	CA	160
Santa Monica Beach – at the Pier(b)	Holiday Inn	CA	132
Wilmington(b)	Doubletree	DE	244	90%
Boca Raton(b)	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa(b)	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street(b)	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek(b)	Sheraton Suites	FL	253
Jacksonville – Baymeadows(b)	Embassy Suites Hotel	FL	277
Miami – International Airport(b)	Embassy Suites Hotel	FL	318
Orlando – International Airport(b)	Holiday Inn	FL	288
Orlando – International Drive South/Convention(b)	Embassy Suites Hotel	FL	244
Orlando– North(b)	Embassy Suites Hotel	FL	277
Orlando – Walt Disney World Resort(b)	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club(b)	Renaissance Resort	FL	361
Tampa – Tampa Bay(b)	Doubletree Guest Suites	FL	203
Atlanta – Airport(b)	Embassy Suites Hotel	GA	232
Atlanta – Buckhead(b)	Embassy Suites Hotel	GA	316
Atlanta – Galleria(b)	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport(b)	Sheraton	GA	395
Atlanta – Perimeter Center(b)	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook(b)	Embassy Suites Hotel	IL	262	50%
Chicago – North Shore/Deerfield(b)	Embassy Suites Hotel	IL	237
Chicago – Gateway – O’Hare(b)	Sheraton Suites	IL	296
Indianapolis – North(b)	Embassy Suites Hotel	IN	221	81%
Kansas City – Overland Park(b)	Embassy Suites Hotel	KS	199	50%
Lexington – Lexington Green(b)	Hilton Suites	KY	174
Baton Rouge(b)	Embassy Suites Hotel	LA	223

Hotel Portfolio Listing (continued)
	Brand	State	Rooms	% Owned(a)
New Orleans – Convention Center(b)	Embassy Suites Hotel	LA	370
New Orleans – French Quarter(b)	Holiday Inn	LA	374
Boston – at Beacon Hill(b)	Holiday Inn	MA	303
Boston – Marlborough(b)	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport(b)	Embassy Suites Hotel	MD	251	90%
Bloomington(b)	Embassy Suites Hotel	MN	218
Minneapolis – Airport(b)	Embassy Suites Hotel	MN	310
St. Paul – Downtown(b)	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte(b)	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark(b)	Doubletree Guest Suites	NC	208
Raleigh/Durham(b)	Doubletree Guest Suites	NC	203
Raleigh – Crabtree(b)	Embassy Suites Hotel	NC	225	50%
Parsippany(b)	Embassy Suites Hotel	NJ	274	50%
Piscataway – Somerset(b)	Embassy Suites Hotel	NJ	221
Secaucus – Meadowlands(b)	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District(b)	Holiday Inn	PA	364
Philadelphia – Society Hill(b)	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)(b)	Holiday Inn	PA	251
Charleston – Mills House(b)	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort(b)	Embassy Suites Hotel	SC	255
Myrtle Beach Resort(b)	Hilton	SC	385
Nashville – Airport – Opryland Area(b)	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)(b)	Holiday Inn	TN	383
Austin(b)	Doubletree Guest Suites	TX	188	90%
Austin – Central(b)	Embassy Suites Hotel	TX	260	50%
Corpus Christi(b)	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South(b)	Embassy Suites Hotel	TX	305
Dallas – Love Field(b)	Embassy Suites Hotel	TX	248
Dallas – Market Center(b)	Embassy Suites Hotel	TX	244
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center(b)	Holiday Inn	TX	287
San Antonio – International Airport(b)	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport(b)	Holiday Inn	TX	397
San Antonio – NW I-10(b)	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center(b)	Sheraton	VT	309
Vienna – Premiere at Tysons Corner(b)	Sheraton	VA	443	50%

Canada
Toronto – Airport(b)	Holiday Inn	Ontario	446
Toronto – Yorkdale(b)	Holiday Inn	Ontario	370

Unconsolidated Hotels
Salina – I-70(b)	Holiday Inn Express	KS	93	50%
New Orleans – French Quarter – Chateau LeMoyne(b)	Holiday Inn	LA	171	50%

(a)	We own 100% of the real estate interests unless otherwise noted.
(b)	This hotel was encumbered by secured debt or a capital lease obligation at December 31, 2009.

Management Agreements

At December 31, 2009, of our 83 Consolidated Hotels, (i) Hilton subsidiaries managed 54 hotels, (ii) IHG subsidiaries managed 15 hotels, (iii) Starwood subsidiaries managed nine hotels, (iv) Marriott subsidiaries managed three hotels, and (v) independent management companies managed two hotels.

The management agreements governing the operation of 35 of our Consolidated Hotels contain the right and license to operate the hotels under the specified brands.  No separate franchise agreements or payment of separate franchise fees are required for the operation of these 35 hotels. These hotels are managed by (i) IHG under the Holiday Inn brand, (ii) Starwood under the Sheraton and Westin brands, (iii) Hilton under the Doubletree and Hilton brands (but not including the Hilton Suites brand, which has separate franchise fees) and (iv) Marriott under the Renaissance and Marriott brands.

Management Fees.  Minimum base management fees generally range from 1% to 3% of total revenue, with the exception of our IHG-managed hotels, whose base management fees are 2% of total revenue plus 5% of room revenue.  Most of our management agreements also allow for incentive management fees that are subordinated to a return on our investment basis (generally ranging from 8.5% to 12%). Incentive management fees are generally capped at 2% to 2.5% of total revenue (except for incentive management fees payable to Marriott, which are not subject to a cap).

The management fees we paid with respect to our Consolidated Hotels during each of the past three years are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Base fees	$26,748	$32,132	$28,021
Incentive fees	769	4,720	5,532
Total management fees	$27,517	$36,852	$33,553

Term and Termination.  The management agreements with IHG terminate in 2025 for 14 hotels and 2018 for one hotel.  The management agreements with Marriott terminate in 2025 for our Renaissance hotels and 2029 for our Marriott hotel, and these agreements may be extended to 2055 and 2039, respectively, at Marriott’s option.  The management agreements with our other managers generally have initial terms of between 5 and 20 years, and the agreements are generally renewable beyond the initial term only upon the mutual written agreement of the parties.  The management agreements covering our hotels expire, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring in
Brand	2010	2011	2012	2013	2014	Thereafter
Embassy Suites	1	1	-	-	6	39
Sheraton – Westin	-	-	-	-	-	9
Doubletree	-	-	-	-	-	7
Holiday Inn	-	-	-	-	-	15
Renaissance – Marriott	-	-	-	-	-	3
Hilton	-	-	-	-	-	2
Total	1	1	-	-	6	75

The management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations.  Upon termination by either party for any reason, we generally will pay all amounts due and owing under the management agreement through the effective date of termination.  If an agreement is terminated as a result of a default by us, we may also be liable for damages suffered by the manager.  Under the IHG management agreements, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year and, thereafter, liquidated damages, or reinvest the sale proceeds into another hotel to be branded under an IHG brand.  In addition, if we breach the agreement, resulting in a default and its termination, or otherwise cause or suffer a termination for any reason other than an event of default by IHG, we may be liable for liquidated damages under the terms of the management agreement.

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

The Embassy Suites Hotels franchise license agreements to which we are a party grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply.  In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furnishings, furniture and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements.  Typically, our Embassy Suites Hotels franchise license agreements provide for payment to the franchisor of a license fee or royalty of 4% to 5% of suite revenues.  In addition, we pay approximately 3.5% to 4% of suite revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels.  We paid marketing and reservation systems contributions of $13.0 million, $17.4 million and $17.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.  We paid license fees with respect to our Consolidated Hotels, during each of the past three years are as follows (in thousands):

	Year Ended December 31,
Brand	2009	2008	2007
Embassy Suites Hotels	$15,452	$18,569	$18,047
Hilton Suites	252	299	263
Total	$15,704	$18,868	$18,310

Our typical Embassy Suites Hotels franchise license agreement provides for a term of 10 to 20 years, but for the 20 year agreements, we have a right to terminate the license for any particular hotel on the 10th or 15th anniversary of the agreement upon payment by us of an amount equal to the fees paid to the franchisor with respect to that hotel during the two preceding years.  The agreements provide us with no renewal or extension rights.  The agreements are not assignable by us, and a change in control of the franchisee will constitute a default on our part.  In the event we breach one of these agreements, in addition to losing the right to use the Embassy Suites Hotels name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.  The franchise license agreements covering five of our hotels expire in 2014 and the remaining expire thereafter.

Item 3.     Legal Proceedings

At December 31, 2009, there was no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or that otherwise are not considered to be material.  Furthermore, most of these ordinary course of business claims are substantially covered by insurance.  We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.

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

	High	Low	Dividends Declared Per Share
2009
First quarter	$2.19	$0.72	$-
Second quarter	3.60	1.22	-
Third quarter	5.31	1.86	-
Fourth quarter	4.90	2.85	-

2008
First quarter	$15.69	$11.90	$0.35
Second quarter	15.87	10.39	0.35
Third quarter	10.67	6.27	0.15
Fourth quarter	7.12	0.66	-

Stockholder Information

At February 19, 2010, FelCor had approximately 240 holders of record of its common stock and 36 holders of record of its Series A preferred stock (which is convertible into common stock).  However, because many of the shares of its common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, FelCor believes there are substantially more beneficial holders of its common stock and Series A preferred stock than record holders.  At February 19, 2010, we had 35 holders of FelCor LP common units.

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO FELCOR’S QUALIFICATION AS A REIT, FELCOR’S CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF ITS CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.

Distribution Information

In order for FelCor to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (other than net capital gains).  They made no common distributions for the year ended December 31, 2009.  For the year ended December 31, 2008, 100% of FelCor’s common distribution constituted dividend income.  For the year ended December 31, 2007, approximately 28% of its common distribution constituted a return of capital and the remainder ordinary dividend income.  Under certain circumstances, FelCor may be required to make distributions in excess of cash available for distribution in order to meet its REIT distribution requirements.  In that event, we expect to borrow funds or sell assets for cash to the extent necessary to obtain cash sufficient to make the distributions required to retain FelCor’s qualification as a REIT for federal income tax purposes.

Under terms of our senior notes indenture our ability to pay distributions and make other payments is limited based on our ability to satisfy certain financial requirements.  Further discussion of these limitations is contained in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2009, information concerning FelCor’s equity compensation plans, including the number of shares issuable and available for issuances under its plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

FelCor’s Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by security holders:
Stock Options	40,000	$18.05
Unvested Restricted Stock	2,480,348
Total	2,520,348		284,572

Item 6.    Selected Financial Data

The following tables set forth selected financial data for us that have been derived from our audited consolidated financial statements and the notes thereto.  This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and notes thereto, appearing elsewhere in this Annual Report.

SELECTED FINANCIAL DATA
(in thousands, except per unit data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:(a)
Total revenues	$908,701	$1,102,912	$993,834	$963,264	$885,668
Income (loss) from continuing operations(b)	(105,720)	(63,007)	54,004	5,405	(22,446)

Diluted earnings per unit:
Income (loss) from continuing operations	$(2.27)	$(1.65)	$0.25	$(0.51)	$(1.08)

Other Data:
Cash distributions declared per common unit(c)	$-	$0.85	$1.20	$0.80	$0.15
Hotel EBITDA(d)	211,678	311,601	303,388	300,757	260,072
Cash flows provided by operating activities	72,907	153,163	137,337	147,700	111,482

Balance Sheet Data (at end of period):
Total assets	$2,625,994	$2,512,269	$2,683,835	$2,583,249	$2,920,263
Total debt, net of discount	1,773,314	1,551,686	1,475,607	1,369,153	1,675,280

__________

(a)	All years presented have been adjusted to reflect sold hotels as discontinued operations.

(b)	Included in income (loss) from continuing operations are the following amounts (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Impairment loss	$-	$(60,822)	$-	$-	$-
Impairment loss on unconsolidated hotels	(2,068)	(12,696)	-	-	-
Hurricane loss	-	(952)	-	-	(6,481)
Hurricane loss on unconsolidated hotels	-	(50)	-	-	-
Conversion costs	(447)	(507)	(491)	-	-
Severance costs	(607)	(944)	-	-	-
Lease termination costs	(469)	-	-	-	-
Charges related to debt extinguishment	(1,721)	-	-	(14,318)	(5,200)
Abandoned projects	-	-	(22)	(33)	(265)
Gain (loss) on sale of assets	723	-	-	(92)	469
Gain on sale of condominiums	-	-	18,622	-	-
Gain on involuntary conversion	-	3,095	-	-	-

(c)
We suspended payment of our common distributions in December 2008 and our preferred distributions in March 2009 in light of the deepening recession and dysfunctional capital markets, and the attendant impact on our industry and us.  FelCor’s Board of Directors will determine the amount of future common and preferred distributions for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.  Unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.

(d)
A more detailed description and computation of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are focused on increasing portfolio market share, limiting expenses to preserve margins and managing our balance sheet by extending debt maturities and ensuring sufficient liquidity.  These efforts became more critical as lodging demand began to contract in 2008.  We worked closely with our brand/managers to develop extensive cost containment initiatives in the face of a lower RevPAR environment. Many of our hotels have been able to reduce labor costs permanently, and all of our hotels have trimmed non-critical functions. These cost reductions enabled us to minimize margin erosion at our hotels in 2009 despite reduced hotel revenues.

We also worked to maintain the optimal mix of business in our hotels to maximize rate and occupancy.  In 2009, we completed the last phase of a multi-year, portfolio-wide renovation program designed to enhance the competitive positioning and value of our hotels.  The average market share for our hotel portfolio grew 1.4% in 2009, following a 3.0% gain in 2008, as a result of these initiatives.

In June 2009, we completed the final phase of the comprehensive redevelopment of the San Francisco Marriott-Union Square, which is situated in one of the premier hotel markets in the United States.  The Hotel was rebranded as a Marriott hotel in April 2009.  RevPAR during the second half of 2009 (under the Marriott flag) increased 64% at this hotel, compared to 2008, and its market share increased by 105%.  Its market share index during the second half of 2009 was 106% compared to 80% for 2007 (before renovation).

In spite of the global recession and dysfunctional capital markets, we were able to take the following steps to build additional flexibility into our capital structure:

•
In October 2009, we issued $636 million (aggregate principal amount) of our 10% senior secured notes due 2014.  We received approximately $558 million in net proceeds after original issue discount, fees and expenses related to the offering.  These proceeds were used to repurchase approximately $428 million (in aggregate principal amount) of our senior notes due in 2011 and for general corporate purposes.

•
In June 2009, we obtained a $201 million non-recourse term loan secured by nine hotels that matures in 2011.  This loan can be extended for up to two years, subject to satisfying certain conditions that we expect to satisfy.

•	In June 2009, we repaid and terminated our line of credit. By terminating our line of credit, we eliminated certain restrictive corporate debt covenants.
•	In March 2009, we refinanced a $116 million secured loan maturing in 2009 with a $120 million non-recourse term loan that matures in 2014, secured by the same seven hotels.
•	We held discussions with current and potential lenders to modify and/or refinance all of our 2010 debt maturities (many of these discussions are ongoing).
•	We increased cash held on our balance sheet by more than $200 million.

We suspended our common distribution in December 2008 and our preferred distribution in March 2009.  Although distributions are not paid unless declared by FelCor’s Board of Directors, unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.  FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

RevPAR and Hotel Operating Margin

Our 2009 RevPAR declined by 17.6%, compared to 2008.  The decline in RevPAR reflected depressed hotel demand, particularly from business travel, and was exacerbated by increased hotel supply growth.  Occupancy at our Consolidated Hotels dropped 7.2% because of continued demand declines and increased supply growth.  The occupancy decline drove pricing down, and ADR declined 11.2% at our Consolidated Hotels.  While, in the fourth quarter of 2009 and the beginning of 2010, we have seen supply growth in our markets moderate and demand begin to stabilize in certain markets (providing some stabilization for occupancy), we are still experiencing weak corporate travel, providing little opportunity to improve ADR.

In response to the weakening economy, we worked with our brand/managers to implement extensive cost containment initiatives at our hotels.  Many of our hotels have been able to reduce labor costs permanently, and all of our hotels have trimmed non-critical functions.  These cost reductions have enabled us to minimize margin erosion at our hotels despite reduced hotel revenues.  Our hotel operating expenses decreased 11.9% compared to 2008.  The decline in expenses reflects various factors including: decreased labor costs and improved efficiencies (including permanent hotel staffing reductions), decreased other room expenses and decreased incentive management fees.  Employee headcount at our hotels declined 14% compared to 2008.

Financial Comparison (in thousands, except RevPAR, Hotel EBITDA margin and percentage change)

	Year Ended December 31,
	2009	2008	% Change 2009-2008	2007	% Change 2008-2007
RevPAR	$81.62	$99.00	(17.6)%	$97.85	1.2%
Hotel EBITDA(a)	211,678	311,601	(32.1)%	303,388	2.7%
Hotel EBITDA margin(a)	23.4%	28.3%	(17.3)%	28.0%	1.1%
Income (loss) from continuing operations(b)	(105,720)	(63,007)	(67.8)%	54,004	(216.7)%

(a)
Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures.  A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Non-GAAP Financial Measures.”

(b)	The following amounts are included in income (loss) from continuing operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Impairment loss	$-	$(60,822)	$-
Impairment loss on unconsolidated hotels	(2,068)	(12,696)	-
Hurricane loss	-	(952)	-
Hurricane loss on unconsolidated hotels	-	(50)	-
Conversion costs	(447)	(507)	(491)
Severance costs	(607)	(944)	-
Lease termination costs	(469)	-	-
Charges related to debt extinguishment	(1,721)	-	-
Abandoned projects	-	-	(22)
Gain on sale of assets	723	-	-
Gain on sale of condominiums	-	-	18,622
Gain on involuntary conversion	-	3,095	-

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

For the year ended December 31, 2009, we recorded a $147.5 million net loss attributable to common unitholders compared to a $160.4 million net loss attributable to common unitholders in 2008.  Our 2009 loss included a $3.5 million impairment charge and a $910,000 gain from disposition (both included in discontinued operations).  In 2009, we also recorded losses from debt extinguishment in continuing operations ($1.7 million).  Our 2008 loss included a $120.6 million impairment charge ($60.8 million related to Consolidated Hotels in continuing operations, $47.1 million related to consolidated hotels in discontinued operations and $12.7 million related to equity method investments), $11.1 million in accrued liquidated damages (in discontinued operations), and hurricane-related expenses of $1.7 million ($1.0 million in continuing operations and $717,000 in discontinued operations).  These 2008 charges were partially offset by a $3.1 million gain in continuing operations related to involuntary conversions (associated with the final settlement of 2005 hurricane claims), and a $1.2 million adjustment to gains in discontinued operations (associated with prior year hotel sales).

In 2009:

•
Total revenue was $908.7 million, a 17.6% decrease compared to 2008.  The decrease in revenue is attributed principally to a 17.6% decrease in RevPAR, which was driven by a 7.2% decrease in occupancy and an 11.2% decrease in ADR.

•
Hotel departmental expenses decreased $45.6 million (12.3%) compared to 2008.  This expense reduction reflects: (i) the 7.2% decrease in occupancy; (ii) a $24.6 million decrease in labor costs, which included permanent reductions related to a decrease in hotel employees; (iii) reduced non-critical room expenses, such as guest transportation, in-room amenities, bath linen quantities, and newspaper service; and (iv) menu modifications and reduced food costs in banquet and restaurant outlets.  As a percentage of total revenue, hotel departmental expenses increased from 33.8% to 36.0% compared to 2008.  While we made significant reductions in our departmental expenses, they were not sufficient enough to completely offset the decrease in revenue.

•
Other property related costs decreased $35.4 million (12.0%) compared to 2008.  The expense reduction consisted of: (i) a $12.1 million decrease in labor costs; (ii) a $10.1 million decrease in marketing assessments, credit card commissions and frequent guest expense (all of which reflect the decrease in revenue); (iii) a $3.3 million decrease in repairs and maintenance, partially attributed to our recently completed renovation program; (iv) reductions in other non-critical expenses; and (v) improved energy efficiency.  As a percentage of total revenue, other property related costs increased from 26.7% to 28.5% compared to 2008.  While we made significant reductions in our other property related costs, they were not sufficient enough to completely offset the decrease in revenue.

•
Management and franchise fees decreased $12.5 million compared to 2008 reflecting the decrease in revenue.  As a percent of total revenue, franchise fees and base management fees remained essentially unchanged from 2008 to 2009 (these fees are based on a percentage of revenue).  Incentive management fees, which are based on the profitability of the hotels, decreased $4.0 million.

•
Taxes, insurance and lease expenses decreased $13.6 million compared to 2008  This decrease relates primarily to: (i) a $13.2 million decrease in hotel percentage lease expense, attributed to decreased revenue at our consolidated hotel lessees; (ii) a $1.2 million decrease in property and general liability insurance, attributed to improved insurance rates and liability claims experience; and (iii) a $2.0 million decrease in land leases, attributed to decreases in percentage rent based on revenue.  This was partially offset by a $2.7 million increase in real estate and other taxes, largely attributed to successful resolution of property tax appeals in 2008.  As a percentage of total revenue, taxes, insurance and lease expense increased from 10.2% in 2008 to 10.9%.

•
Corporate expenses increased $3.5 million compared to 2008.  The increase in corporate expenses is attributed to bonuses awarded in recognition of the accomplishment of corporate goals including: successful restructuring of our debt in the face of the dysfunctional debt market and ongoing recession in 2009 and our portfolio’s relative performance, compared to our peers, from our efforts to improve market share and limit the effect of reduced revenue on Hotel EBITDA.

•
Depreciation and amortization expense increased $9.9 million, compared to 2008, primarily attributable to increased depreciation due from the $75.9 million and $142.9 million of consolidated hotel capital expenditures completed in 2009 and 2008, respectively.

•
Impairment charge.  In 2008, we identified six hotels as candidates to be sold (these hotels continue to be held for investment at December 31, 2009), and tested these hotels for impairment using undiscounted estimated cash flows over a shortened estimated remaining hold period.  Of the hotels tested, four hotels failed the test, and as a result, we recorded impairment charges of $22.3 million.  In addition, because of triggering events in 2008 related to changes in the capital markets, dropping travel demand and the combined effect on FelCor’s stock price, we tested all of our hotels to determine if further assessment for potential impairment was required.  We had one hotel with a short-term ground lease fail this test.  We determined that the book value of this hotel was not fully recoverable, and as such, recorded a $38.5 million impairment charge.

•
Other Expense decreased $1.7 million compared to 2008.  This decrease was primarily attributable to (i) hurricane related expenses of $1.0 million at 12 of our hotels affected by hurricanes in 2008; (ii) a decrease in condominium management fee expenses due to a decrease in condominium revenue; and (iii) a decrease in severance costs.

•	Net interest expense increased $6.8 million compared to 2008. This increase is primarily attributable to the issuance of our $636 million senior secured notes in October 2009.

•
Charges related to debt extinguishment.  In 2009, we retired $428 million of senior notes maturing in 2011 and terminated our line of credit.  We incurred a $1.7 million charge associated with these transactions.

•
Equity in loss of unconsolidated entities was $4.8 million compared to a $10.9 million loss in 2008.  We recorded $2.1 million and $12.7 million of impairment charges on our equity method investments in 2009 and 2008, respectively.  The remainder of the change is attributed to current year operating losses from decreased revenue at our unconsolidated hotels.

•
Discontinued operations primarily consisted of: (i) a $1.8 million adjustment to gains on sale (resulting from a change in the federal tax law that allowed recovery of previously paid alternative minimum taxes on gains from hotel sales in 2006 and 2007) and (ii) the following items related to two hotels sold in December 2009: a $3.4 million impairment loss, a $911,000 loss on sale (primarily related to selling costs), and $833,000 2009 operating losses.  Discontinued operations in 2008 primarily consisted of: (i) a $1.2 million adjustment to gain on sales from revision of the tax liability associated with gains from hotel sales in 2006 and 2007 and (ii) the following items related to two hotels sold in December 2009: a $47.1 million impairment loss, an $11.1 million liquidated damage charge and $717,000 of hurricane losses.

Comparison of the Years Ended December 31, 2008 and 2007

For the year ended December 31, 2008, we recorded net loss attributable to common unitholders of $160.4 million, compared to net income attributable to common unitholders of $51.4 million in 2007.  Our 2008 loss included a $120.6 million impairment charge ($60.8 million related to consolidated hotels in continuing operations, $47.1 million related to consolidated hotels in discontinued operations and $12.7 million related to equity method investments), $11.1 million accrued liquidated damages (in discontinued operations), and $1.7 million hurricane related expenses ($952,000 in continuing operations and $717,000 in discontinued operations).  These 2008 charges were partially offset by a $3.1 million gain (in continuing operations) related to involuntary conversions from the final settlement of 2005 hurricane claims and a $1.2 million adjustment to gains in discontinued operations from prior year hotel sales.  Our 2007 net income included (i) gains from sale of hotels ($39.0 million, $28.0 million in discontinued operations and $11.0 million in income from unconsolidated entities), (ii) gain from the sale of condominiums ($18.6 million), and (iii) operating income from hotels sold in 2007 and 2009 included in discontinued operations ($8.7 million).

Our 2008 results of operations include two hotels acquired in December 2007.  As such, our 2008 financial statements reflect increases in revenues and expenses associated with these hotels that are not reflected in our 2007 financial statements.

In 2008:

•
Total revenues increased $109.1 million compared to 2007, of which $93.8 million related to the two hotels acquired in December 2007.  The remainder of the increase is principally attributable to the 1% increase in RevPAR at our Consolidated Hotels from 2007 to 2008.

•
Hotel departmental expenses increased $53.9 million compared to 2007, of which $47.7 million is attributable to the two hotels acquired in December 2007 and the remainder primarily reflects expenses associated with increased occupancy compared to 2007. As a percentage of total revenue, hotel departmental expenses increased from 32.0% to 33.8% compared to 2007. Rooms expense decreased as a percentage of total revenue from 20.0% to 19.2%, but food and beverage expense increased as a percent of total revenue from 10.0% to 12.0%, and other operating department expenses increased as a percent of total revenue from 2.1% to 2.5% compared to 2007. The increases in food and beverage expense and other department expenses as a percent of total revenue are primarily due to the mix and nature of the business of the two hotels acquired in December 2007, which are both resort properties. ADR at these hotels was nearly 40% higher than the remainder of the portfolio in 2008, which was the principal reason for the improvement in rooms expense as a percentage of total revenue. Food and beverage generally has significantly higher expenses as a percent of revenue than rooms, and those hotels contributed 25% of our food and beverage revenue during 2008.

•
Other property-related costs increased $27.9 million, compared to 2007, of which $24.0 million related to the two hotels acquired in December 2007.  As a percentage of total revenue, other property operating costs remained essentially unchanged at 26.7% in 2008 compared to 26.8% in 2007.

•
Management and franchise fees increased $3.9 million, compared to 2007, of which $1.1 million resulted primarily from increases in revenue and $2.8 million related to the two hotels acquired in December 2007.  There was essentially no change in management and franchise fees as a percentage of revenue in 2008 compared to 2007.

•
Taxes, insurance and lease expense decreased $7.3 million compared to 2007, despite a $4.7 million increase related to the two hotels acquired in December 2007.  The decrease from 2007 is primarily related to a decrease in percentage rent expense of $7.4 million, related to percentage leases reset in late 2007, a decrease in real estate and other taxes of $1.1 million, largely from reduced assessed values and successful resolution of prior year property taxes disputed, and a decrease in property insurance of $1.3 million.

•
Depreciation and amortization expense increased $30.9 million compared to 2007, of which increase $8.2 million related to the two hotels acquired in December 2007.  The remainder of the increase reflects increased depreciation associated with hotel capital expenditures ($142.9 million in 2008 and $227.5 million in 2007).

•
Impairment charge.  In 2008, we identified six hotels as candidates to be sold (these hotels continue to be held for investment as of December 31, 2009), and we tested these hotels for impairment using undiscounted estimated cash flows over a shortened estimated remaining hold period.  Of the hotels tested, four hotels failed the test, as a result of which we recorded impairment charges of $22.3 million.  Because of triggering events in 2008 related to changes in the capital markets, dropping travel demand and the combined effect on FelCor’s stock price, we tested all of our hotel assets to determine if further assessment for potential impairment was required for any of our hotels.  We had one hotel with a short-term ground lease, in addition to the sale candidates noted above, fail this test.  We determined that the book value of this hotel was not fully recoverable, and as such, recorded a $38.5 million impairment charge for this hotel.

•
Other expenses increased $3.0 million compared to 2007.  This increase was primarily attributable to:  (i)  hurricane-related expenses of $1.0 million at 12 of our hotels affected by hurricanes in 2008, (ii) severance costs of $944,000 related to the staffing reductions at our hotels and (iii) amortization of intangible assets of $839,000 related to the hotels acquired in December 2007.

•
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

•
Equity in income (loss) from unconsolidated entities decreased by $31.3 million compared to 2007, which decrease primarily reflects income received from the gain of $11.0 million, on the sale of an unconsolidated hotel during the first quarter of 2007, impairment charges of $12.7 million recorded in 2008, and resetting several percentage leases in late 2007.  The impairment charges were comprised of $3.3 million (of which our share was $1.7 million) taken under ASC 360-10-35 and $11.0 million taken under ASC 323-10-35, related to other-than-temporary declines in value of certain equity method investments.  The impairment under ASC 323-10-35 includes a charge of $6.6 million for one investment related to a hotel that we do not intend to sell.

•	Gain on involuntary conversion. In 2008, we settled insurance claims relating to 2005 hurricane losses and realized a related $3.1 million gain from involuntary conversion.

•
Gain on sale of condominiums.  In 2007, we finalized the sale of 179 of the 184 units at our Royale Palms condominium project and recognized a related $18.6 million gain on sale under the completed contract method.

•
Discontinued operations primarily consisted of: (i) a $1.2 million adjustment to gain on sales resulting from a revision in the tax liability associated with gains of $71.2 million from hotel sales in 2006 and 2007 and (ii) the following items related to two hotels sold in December 2009: impairment losses of $47.1 million, liquidated damages of $11.1 million, and hurricane losses of $717,000.  Discontinued operations for 2007 primarily consisted of: (i) operating income of $8.7 million related to the hotels we sold in 2009 and 2007, (ii) charges related to early debt repayment of $902,000 related to the hotels we sold in 2007, and (iii) gains of $28.0 million related to the sale of 10 hotels during 2007.

Non-GAAP Financial Measures

We refer in this Annual Report to certain “non-GAAP financial measures.”  These measures, including Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles, or GAAP.  The following tables reconcile these non-GAAP measures to the most comparable GAAP financial measure.  Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of total operating expenses to hotel operating expenses with respect to our Consolidated Hotels at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Total revenue	$908,701	$1,102,912	$993,834
Other revenue	(2,843)	(2,983)	(3,089)
Revenue from acquired hotels(a)	-	-	94,164
Hotel revenue	905,858	1,099,929	1,084,909
Hotel operating expenses(a)	(694,180)	(788,328)	(781,521)
Hotel EBITDA	$211,678	$311,601	$303,388
Hotel EBITDA margin(b)	23.4%	28.3%	28.0%

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.
(b)	Hotel EBITDA as a percentage of hotel revenue.

Reconciliation of Total Operating Expenses to Hotel Operating Expenses
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Total operating expenses	$902,972	$1,059,293	$886,320
Unconsolidated taxes, insurance and lease expense	8,079	8,212	7,314
Consolidated hotel lease expense	(41,121)	(54,266)	(61,652)
Corporate expenses	(24,216)	(20,698)	(20,718)
Depreciation and amortization	(147,445)	(137,570)	(106,682)
Impairment loss	-	(60,822)	-
Other expenses	(4,089)	(5,821)	(2,825)
Expenses from acquired hotels(a)	-	-	79,764
Hotel operating expenses	$694,180	$788,328	$781,521

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

The following tables reconcile net income (loss) attributable to FelCor to Hotel EBITDA and the ratio of operating income (loss) to total revenue to Hotel EBITDA margin.

Reconciliation of Net Income (Loss) to Hotel EBITDA
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(109,091)	$(120,487)	$89,824
Discontinued operations	3,371	57,480	(35,820)
EBITDA from acquired hotels(a)	-	-	14,400
Equity in loss (income) from unconsolidated entities	4,814	10,932	(20,357)
Consolidated hotel lease expense	41,121	54,266	61,652
Unconsolidated taxes, insurance and lease expense	(8,079)	(8,212)	(7,314)
Interest expense, net	105,637	98,789	92,489
Impairment loss	-	60,822	-
Charges related to debt extinguishment	1,721	-	-
Corporate expenses	24,216	20,698	20,718
Depreciation and amortization	147,445	137,570	106,682
Retail space rental and other revenue	(2,843)	(2,983)	(3,089)
Other expenses	4,089	5,821	2,825
Gain on involuntary conversion	-	(3,095)	-
Gain on sale of condominiums	-	-	(18,622)
Gain on sale of assets	(723)	-	-
Hotel EBITDA	$211,678	$311,601	$303,388
(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Reconciliation of Ratio of Operating Income (Loss) to Total Revenues to Hotel EBITDA Margin

	Year Ended December 31,
	2009	2008	2007
Ratio of operating income (loss) to total revenues	0.6%	4.0%	10.8%
Other revenue	(0.3)	(0.3)	(0.3)
Revenue from acquired hotels(a)	-	-	7.8
Unconsolidated taxes, insurance and lease expense	(0.9)	(0.7)	(0.7)
Consolidated lease expense	4.5	4.9	5.7
Other expenses	0.5	0.5	0.3
Corporate expenses	2.7	1.9	1.9
Depreciation and amortization	16.3	12.5	9.8
Impairment loss	-	5.5	-
Expenses from acquired hotels(a)	-	-	(7.3)
Hotel EBITDA margin	23.4%	28.3%	28.0%

(a)	We have included amounts for two hotels acquired in December 2007, prior to our ownership of these hotels, for comparison purposes.

Hotel EBITDA and Hotel EBITDA Margin

Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and brand/managers have direct control.  We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures that we use in our financial and operational decision-making.  Additionally, using these measures facilitates comparisons with hotel REITs and hotel owners.  We present Hotel EBITDA and Hotel EBITDA margin by eliminating all revenues and expenses from continuing operations not directly associated with hotel operations, including corporate-level expenses, depreciation and amortization, and expenses related to our capital structure.  We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis.  We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets, and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets.  We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by noncontrolling interests and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our Consolidated Hotels.  Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis including the historical results of operations from the two hotels acquired in December 2007.

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

The use of these non-GAAP financial measures has certain limitations.  Hotel EBITDA and Hotel EBITDA margin, as presented by us, may not be comparable to Hotel EBITDA and Hotel EBITDA margin as calculated by other real estate companies.  These measures do not reflect certain expenses that we incurred and will incur, such as depreciation, interest and capital expenditures.  FelCor’s management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance.  Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

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

Liquidity and Capital Resources

Operating Activities

During 2009, hotel operations provided most of the cash needed to meet our cash requirements including paying normal-course, capital expenditures. For the year ended December 31, 2009, cash provided by operating activities (primarily hotel operations), was $72.9 million, which reflects an $80.3 million decrease, compared to 2008, due primarily to declining hotel revenues. At December 31, 2009, we had $263.5 million of cash on hand, including approximately $36.4 million held under management agreements to meet working capital needs.

The global recession has resulted in considerable negative pressure on travel spending. As a result, lodging demand was weak throughout 2009 and contributed to further reductions of our Consolidated Hotel RevPAR. For 2010, we expect RevPAR to decline by 1% to 5% compared to 2009, and we expect cash from operating activities to range from negative $6 million to positive $6 million.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues. Some of these operating expenses are difficult to predict and control, which lends volatility in our operating results. As a result of the decline in RevPAR and weak travel demand beginning in late 2008, we implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency. If RevPAR continues to decrease and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities

For the year ended December 31, 2009, cash used in investing activities decreased $68.7 million, compared to 2008, due primarily to reduced spending on hotel capital expenditures.

We made extensive capital investments in our hotels between 2006 and 2008, and all of our hotels have been renovated. As a result, we have significantly curtailed capital spending in 2009. We expect to spend a limited amount of capital in the near future without compromising the value and quality of our hotels. In 2009, we completed approximately $75.9 million of capital improvements at our hotels (of which $37 million was spent on renovation and redevelopment projects).

Our liquidity preservation efforts also extend to acquisitions and redevelopment projects. We did not acquire any hotels during 2008 or 2009. We have also postponed spending on redevelopment projects, other than to advance ongoing approval and entitlement processes.

In order to enhance long-term unitholder value, as part of our strategic plan (as in the past and as market conditions allow), we intend to sell lower-growth hotels that no longer meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels or invest in remaining FelCor properties).  We regularly evaluate demand and supply trends for each hotel, portfolio concentration risk and future capital needs.  We sold two hotels in 2009, and we expect to identify additional hotels for sale when hotel cash flows recover and the hotel transaction market improves.

Financing Activities

For the year ended December 31, 2009, cash provided by financing activities increased by $228.9 million compared to 2008, due primarily to net proceeds from a $201 million secured term loan and net proceeds of $558 million from the offering of $636 million in aggregate principal amount of our 10% senior secured notes due 2014 partially offset by the repurchase of $428 million of our senior notes due in 2011 and repayment of $128 million on our line of credit.

We suspended payment of our common distributions in December 2008 and our preferred distributions in March 2009 (we paid approximately $10 million of preferred distributions in January 2009).  FelCor’s Board of Directors will determine the amount of future common and preferred distributions, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.  Unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.

For 2010, we expect negative cash flow after capital expenditures and normally occurring principal payments, which will be funded from cash on hand.

Capital markets, and our access to financing on reasonably acceptable terms, have historically been affected by external events and circumstances, such as recessions, major bank failures, rising unemployment, shrinking GDP, acts of terrorism, etc. Events or circumstances of similar magnitude or impact could adversely affect the availability and cost of our capital going forward. In addition, if the current recession continues, our operating cash flow and the availability and cost of capital for our business will continue to be adversely affected.

Line of Credit. In June 2009, we repaid the $128 million balance under our line of credit, which was then terminated. By terminating our line of credit, we eliminated certain restrictive corporate debt covenants.

Secured Debt. At December 31, 2009, we had consolidated secured debt totaling $1.7 billion, encumbering 67 of our consolidated hotels with an aggregate net book value of $2.1 billion (including 14 hotels that were encumbered by our new 10% senior secured notes issued in October 2009).  Except in the case of our new senior notes, our mortgage debt is recourse solely to the specific hotels securing the debt.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.  Much of our hotel mortgage debt allows us to substitute collateral under certain conditions. Most of our mortgage debt is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

Loans secured by certain of our hotels provide for lock-box arrangements under certain circumstances. We generally are permitted to retain an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves but the remaining revenues would flow through a lock-box if a specified debt service coverage ratio is not met.  With the exception of one hotel, all of our hotels subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

2009 Secured Financings.

•
In October 2009, we issued $636 million of 10% senior secured notes due 2014. The new senior secured notes are secured by a pledge of our limited partner interests in FelCor LP, first mortgages and related security interests on up to 14 hotels and pledges of equity interests in certain wholly-owned subsidiaries. We received approximately $558 million of net proceeds from sale of these notes after original issue discount, fees and expenses related to the offering. The proceeds were used to repurchase approximately $428 million of our senior notes due in 2011 (all of our floating-rate senior notes and $213 million of our 8½% senior notes) and for general corporate purposes.

•
In June 2009, we obtained a $201 million non-recourse term loan secured by nine hotels. This loan bears interest at LIBOR (subject to a 2% floor) plus 350 basis points, and initially matures in 2011, but can be extended for as many as two years, subject to satisfying certain conditions that we expect to satisfy. The proceeds from this loan were used for general corporate purposes.

•
In March 2009, we obtained a $120 million loan secured by seven hotels. The proceeds of the loan were used to repay the balance of an existing $116 million loan secured by the same properties that would have matured on April 1, 2009. The new loan matures in 2014 and bears interest at 9.02%.

Maturing Debt. We successfully refinanced all of our debt that matured in 2009, extended the maturity of one loan scheduled to mature in 2010, as well as refinanced nearly all of our corporate debt that was scheduled to mature in 2011.  We continue to make progress with the various lenders to modify and/or refinance our remaining secured debt scheduled to mature in May 2010.  That debt consists of eight non-recourse mortgage loans with a combined current balance of $243 million, secured by 13 hotels (six of which are cross-collateralized to secure one loan).  With regard to these loans, we believe that extending the maturity dates is in the best interest of the lenders and FelCor LP.  As a consequence, we intend to seek such extensions.  In addition, we intend to discuss other loan modification options, as well as explore other refinancing opportunities and potential asset sales as a means of satisfying our obligations under our other mortgage debt as they mature.  With regard to two of these loans, the mortgaged hotels’ cash flows do not cover debt service, and we stopped funding the short-falls in December 2009.

Senior Notes. In October 2009, we issued $636 million in aggregate principal amount of our 10% senior secured notes due 2014.  Our 10% senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor’s REIT qualification test; (iii) repurchase FelCor’s capital stock; or (iv) merge. We are currently restricted from paying distributions (except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income) and repurchasing FelCor capital stock in connection with these tests.  In connection with the sale of our new senior notes, we amended the indenture governing our 8½% senior notes (of which $87 million remain outstanding) to eliminate substantially all of the restrictive covenants, guarantees, collateral and certain events of default provisions.

Interest Rate Caps. To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $427.2 million at December 31, 2009 and 2008. These interest rate caps were not designated as hedges and had insignificant fair values at both December 31, 2009 and 2008, resulting in no significant net earnings impact.

Consolidated debt consisted of the following (in thousands):

	Encumbered					December 31,
	Hotels	Interest Rate			Maturity Date	2009	2008
Mortgage debt(a)	7 hotels		8.68%		May 2010	$130,379	$133,704
Mortgage debt	6 hotels		8.73		May 2010	112,703	116,285
Senior notes	none		8.50	(b)	June 2011	86,604	299,414
Mortgage debt(a)	2 hotels		6.15		June 2011(c)	14,150	14,641
Mortgage debt	9 hotels	L +	3.50	(d)	August 2011(e)	200,425	-
Line of credit	none	L +	0.80		August 2011	-	113,000
Mortgage debt	12 hotels	L +	0.93	(f)	November 2011(g)	250,000	250,000
Senior floating rate notes	none	L +	1.875		December 2011	-	215,000
Mortgage debt(a)	2 hotels	L +	1.55	(h)	May 2012(i)	176,555	176,267
Mortgage debt	1 hotel		8.77		May 2013(j)	27,829	28,546
Mortgage debt	7 hotels		9.02		April 2014	117,422	117,131
Mortgage debt(a)	5 hotels		6.66		June - August 2014	70,917	72,517
Senior secured notes(k)	14 hotels		10.00		October 2014	572,500	-
Mortgage debt	1 hotel		5.81		July 2016	11,741	12,137
Capital lease and other	1 hotel		9.44		various	2,089	3,044
Total	67 hotels					$1,773,314	$1,551,686

(a)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.
(b)	As a result of a rating down-grade in February 2009, the interest rate on our 8½% senior notes increased to 9%.
(c)	In February 2010, the maturity date on these loans was extended from June 2009 to June 2011.
(d)	LIBOR for this loan is subject to a 2% floor.
(e)	This loan can be extended for as many as two years, subject to satisfying certain conditions.
(f)	We have purchased an interest rate cap that caps LIBOR at 7.8% and expires in November 2010 for this notional amount.
(g)	The maturity date assumes that we will exercise the remaining one-year extension option that is exercisable, at our sole discretion, and would extend the current November 2010 maturity to 2011.
(h)	We have purchased interest rate caps that cap LIBOR at 6.5% and expire in May 2010 for aggregate notional amounts of $177 million.
(i)	We have exercised the first of three successive one-year extension options that extend, at our sole discretion, maturity to 2012.
(j)	In February 2010, the maturity date on this loan was extended from May 2010 to May 2013.
(k)	These senior notes have $636 million in aggregate principal outstanding and were sold at a discount that provides an effective yield of 12.875% before transaction costs.

Contractual Obligations

We have obligations and commitments to make certain future payments under debt agreements and various contracts.  The following schedule details these obligations at December 31, 2009 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years		4 – 5 Years	After 5 Years
Debt(a)	$1,968,145	$305,938	$793,555	(b)	$857,914	$10,738
Operating leases	404,625	34,349	63,027		25,893	281,356
Purchase obligations	10,025	10,025	-		-	-
IHG liquidated damages	10,054	10,054	-		-	-
Total contractual obligations	$2,392,849	$360,366	$856,582		$883,807	$292,094

(a)
Our long-term debt consists of both secured and unsecured debt and includes both principal and interest.  Interest expense for variable rate debt was calculated using the interest rate at December 31, 2009.

(b)
Assumes the extension through November 2011, at our option, of $250 million of debt with a current maturity of November 2010 and the extension through May 2012, at our option, of $176 million of debt with a current maturity of May 2010.

Off-Balance Sheet Arrangements

At December 31, 2009, we had unconsolidated 50% investments in ventures that own an aggregate of 15 hotels (referred to as hotel joint ventures).  We had an unconsolidated 50% investment in a venture that leases one of those 15 hotels (referred to as an operating lessee).  Of the remaining joint venture hotels, we own more than 50% of the operating lessees operating 13 hotels and one hotel is operated without a lease.  We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina.  None of FelCor’s directors, officers or employees owns any interest in any of these joint ventures or entities.  The hotel joint ventures had $215.0 million of non-recourse mortgage debt relating to these 15 hotels, of which our pro rata portion was $107.5 million, none of which is reflected as a liability on our consolidated balance sheet.  Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in income (loss) of unconsolidated entities of $(4.8) million, $(10.9) million; and $20.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and received distributions of $9.0 million (of which $2.8 million was provided from operations), $27.8 million (of which $3.0 million was provided from operations), and $9.8 million (of which $0.9 million was provided from operations), for the years 2009, 2008 and 2007, respectively.  The principal source of income for our hotel joint ventures is percentage lease revenue from their operating lessees.

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

•
We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs related to hotels undergoing major renovations and redevelopments.  Such costs capitalized in 2009, 2008 and 2007 were $5.9 million, $6.8 million and $12.5 million, respectively.  We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs.  If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

•
Depreciation expense is based on the estimated useful life of our assets, and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets.  The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions.  While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation and amortization expense and net income (loss) or the gain or loss on the sale of any of our hotels.

•
Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value.  Any remaining unallocated acquisition costs are treated as goodwill.  Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations prepared by management and/or independent third parties.  Identifiable intangible assets (typically contracts including ground and retail leases and management and franchise agreements) are recorded at fair value, although no value is generally allocated to contracts which are at market terms.  Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract.  Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.  In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources such as those obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

•
We make estimates with respect to contingent liabilities for losses covered by insurance.  We record liabilities for self-insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated.  We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 57 of our hotels.  We review the adequacy of our reserves for our self-insured claims on a regular basis.  Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period.  These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims.  Estimates are also required since there may be delays in reporting.  Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient.  If our insurance reserves of $3.2 million, at December 31, 2009, for general liability losses are insufficient, we will record an additional expense in future periods.  Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded.  We had recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2009.

•
Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling $348.5 million.  The net deferred income tax asset associated with these potential future tax deductions was $132.4 million.  We have recorded a valuation allowance of $132.3 million related to our TRSs deferred tax asset, because of the uncertainty of realizing the asset’s benefit.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2009, approximately 65% of our consolidated debt had fixed interest rates.  In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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

December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$251,840	$105,955	$4,539	$32,742	$805,126	$9,376	$1,209,578	$1,207,728
Average interest rate	8.69%	8.62%	7.67%	8.61%	9.61%	5.81%	9.27%
Floating rate:
Debt	1,978	448,800	177,225	-	-	-	628,003	541,773
Average interest rate(a)	5.28%	4.01%	4.91%	-	-	-	4.27%
Total debt	$253,818	$554,755	$181,764	$32,742	$805,126	$9,376	$1,837,581
Average interest rate	8.66%	4.89%	4.98%	8.61%	9.61%	5.81%	7.56%
Net discount							(64,267)
Total debt							$1,773,314

(a)	The average floating interest rate represents the implied forward rates in the yield curve at December 31, 2009.

December 31, 2008
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$142,427	$274,014	$303,029	$2,415	$2,590	$73,245	$797,720	$685,512
Average interest rate	7.27%	8.70%	8.49%	6.49%	6.49%	6.54%	8.15%
Floating rate:
Debt	285	-	578,000	177,225	-	-	755,510	565,555
Average interest rate(a)	4.25%	-	3.91%	4.65%	-	-	4.08%
Total debt	$142,712	$274,014	$881,029	$179,640	$2,590	$73,245	$1,553,230
Average interest rate	7.27%	8.70%	5.48%	4.67%	6.49%	6.54%	6.17%
Net discount							(1,544)
Total debt							$1,551,686

(a)	The average floating interest rate represents the implied forward rates in the yield curve at December 31, 2008.

We had no interest rate swap agreements at December 31, 2009 or 2008.

Item 8.     Financial Statements and Supplementary Data

FELCOR LODGING LIMITED PARTNERSHIP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FelCor Lodging Trust Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (not presented herein) appearing under Item 9A of FelCor Lodging Trust Incorporated's 2009 Annual Report on Form 10-K.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it computes earnings per unit and the manner in which it accounts for noncontrolling interests effective January 1, 2009.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 25, 2010

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(in thousands)

	2009	2008
Assets
Investment in hotels, net of accumulated depreciation of $916,604 at December 31, 2009 and $816,271 at December 31, 2008	$2,180,394	$2,279,026
Investment in unconsolidated entities	82,040	94,506
Cash and cash equivalents	263,531	50,187
Restricted cash	18,708	13,213
Accounts receivable, net of allowance for doubtful accounts of $406 at December 31, 2009 and $521 at December 31, 2008	28,678	35,240
Deferred expenses, net of accumulated amortization of $14,502 at December 31, 2009 and $13,087 at December 31, 2008	19,977	5,556
Other assets	32,666	34,541
Total assets	$2,625,994	$2,512,269

Liabilities and Capital
Debt, net of discount of $64,267 at December 31, 2009 and $1,544 at December 31, 2008	$1,773,314	$1,551,686
Preferred distributions payable	37,580	8,545
Accrued expenses and other liabilities	131,339	132,604

Total liabilities	1,942,233	1,692,835

Commitments and contingencies

Redeemable units at redemption value, 295 and 296 units issued and outstanding at December 31, 2009 and 2008, respectively	1,062	545

Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at December 31, 2009 and 2008	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2009 and 2008	169,412	169,412
Common units, 69,413 units issued and outstanding at December 31, 2009 and 2008	157,705	300,913
Accumulated other comprehensive income	23,637	15,418
Total FelCor LP partners’ capital	660,116	795,105

Noncontrolling interests	22,583	23,784
Total capital	682,699	818,889

Total liabilities and capital	$2,625,994	$2,512,269

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per unit data)

	2009	2008	2007
Revenues:
Hotel operating revenue	$905,858	$1,099,929	$990,745
Other revenue	2,843	2,983	3,089
Total revenues	908,701	1,102,912	993,834

Expenses:
Hotel departmental expenses	326,704	372,319	318,424
Other property operating costs	258,546	293,969	266,093
Management and franchise fees	43,221	55,720	51,863
Taxes, insurance and lease expenses	98,751	112,374	119,715
Corporate expenses	24,216	20,698	20,718
Depreciation and amortization	147,445	137,570	106,682
Impairment loss	-	60,822	-
Other expenses	4,089	5,821	2,825
Total operating expenses	902,972	1,059,293	886,320

Operating income (loss)	5,729	43,619	107,514
Interest expense, net	(105,637)	(98,789)	(92,489)
Charges related to debt extinguishment	(1,721)	-	-

Income (loss) before equity in income of unconsolidated entities, noncontrolling interests and gain on sale of assets	(101,629)	(55,170)	15,025
Equity in income (loss) from unconsolidated entities	(4,814)	(10,932)	20,357
Gain on involuntary conversion	-	3,095	-
Gain on sale of assets	723	-	-
Gain on sale of condominiums	-	-	18,622

Income (loss) from continuing operations	(105,720)	(63,007)	54,004
Discontinued operations	(3,371)	(57,480)	35,820

Net income (loss)	(109,091)	(120,487)	89,824
Net loss (income) attributable to noncontrolling interests	297	(1,191)	309
Net income (loss) attributable to FelCor LP	(108,794)	(121,678)	90,133
Preferred distributions	(38,713)	(38,713)	(38,713)

Net income (loss) attributable to FelCor LP common unitholders	$(147,507)	$(160,391)	$51,420

Basic and diluted per common unit data:
Income (loss) from continuing operations	$(2.27)	$(1.65)	$0.25
Net income (loss)	$(2.33)	$(2.56)	$0.80
Basic weighted average common units outstanding	63,410	63,178	62,955
Diluted weighted average common units outstanding	63,410	63,178	62,973

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Net income (loss)	$(109,091)	$(120,487)	$89,824
Foreign currency translation adjustment	8,219	(12,032)	11,611
Comprehensive income (loss)	(100,872)	(132,519)	101,435
Comprehensive loss (income) attributable to noncontrolling interests	297	(1,191)	309
Comprehensive income (loss) attributable to FelCor LP	$(100,575)	$(133,710)	$101,744

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CAPITAL
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	Preferred Units	Partnership Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income(Loss)	Total Partners’ Capital
Balance at December 31, 2006	$478,774	$498,363	$15,839	$28,172		$1,021,148
FelCor restricted stock compensation	-	2,822	-	-		2,822
Exercise of FelCor stock options	-	6,300	-	-		6,300
Contributions	-	-	-	2,431		2,431
Distributions	-	(115,123)	-	(5,030)		(120,153)
Allocation to redeemable units	-	8,484	-	-		8,484
Comprehensive income (loss):
Foreign exchange translation	-	-	11,611	-	$11,611
Net income	-	90,133	-	(309)	89,824
Comprehensive income					$101,435	101,435
Balance at December 31, 2007	478,774	490,979	27,450	25,264		1,022,467
FelCor restricted stock compensation	-	4,956	-	-		4,956
Contributions	-	-	-	565		565
Distributions	-	(93,868)	-	(3,236)		(97,104)
Allocation to redeemable units	-	20,562	-	-		20,562
Costs related to FelCor’s shelf registration	-	(38)	-	-		(38)
Comprehensive income (loss):
Foreign exchange translation	-	-	(12,032)	-	$(12,032)
Net loss	-	(121,678)	-	1,191	(120,487)
Comprehensive loss					$(132,519)	(132,519)
Balance at December 31, 2008	478,774	$300,913	15,418	23,784		818,889
FelCor restricted stock compensation	-	5,024	-	-		5,024
Contributions	-	-	-	534		534
Distributions	-	(38,713)	-	(1,606)		(40,319)
Allocation to redeemable units	-	(517)	-	-		(517)
Other	-	(208)	-	168		(40)
Comprehensive income (loss):
Foreign exchange translation	-	-	8,219	-	$8,219
Net loss	-	(108,794)	-	(297)	(109,091)
Comprehensive loss					$(100,872)	(100,872)
Balance at December 31, 2009	$478,774	$157,705	$23,637	$22,583		$682,699

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(109,091)	$(120,487)	$89,824
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150,088	141,668	110,765
Gain on involuntary conversion	-	(3,095)	-
Gain on sale of assets	(1,633)	(1,193)	(47,195)
Amortization of deferred financing fees and debt discount	7,120	2,959	2,663
Amortization of unearned officers' and directors' compensation	5,165	4,451	4,239
Equity in (income) loss from unconsolidated entities	4,814	10,932	(20,357)
Distributions of income from unconsolidated entities	2,789	2,973	947
Charges related to early debt extinguishment	1,721	-	901
Impairment loss hotels	3,448	107,963	-
Changes in assets and liabilities:
Accounts receivable	5,369	3,675	(19)
Restricted cash-operations	345	(71)	3,787
Other assets	(1,520)	(386)	6,564
Accrued expenses and other liabilities	4,292	3,774	(14,782)
Net cash flow provided by operating activities	72,907	153,163	137,337

Cash flows provided by (used in) investing activities:
Acquisition of hotels	-	-	(50,424)
Improvements and additions to hotels	(75,949)	(142,897)	(227,518)
Additions to condominium project	(154)	(752)	(8,299)
Proceeds from sale of hotels	25,038	-	165,107
Proceeds from sale of condominiums	-	-	20,669
Proceeds received from property damage insurance	-	2,005	2,034
Purchase of investment securities	-	-	(8,246)
Decrease (increase) in restricted cash-investing	(3,373)	1,705	7,334
Redemption of investment securities	1,719	5,397	743
Cash distributions from unconsolidated entities	6,200	24,858	8,812
Capital contributions to unconsolidated entities	(444)	(5,995)	(4,650)
Net cash flow used in investing activities	(46,963)	(115,679)	(94,438)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	988,486	187,285	25,492
Repayment of borrowings	(772,375)	(111,744)	(30,312)
Payment of debt issuance costs	(19,532)	(21)	(1,187)
Exercise of FelCor stock options	-	-	6,280
Distributions paid to noncontrolling interests	(1,606)	(3,236)	(5,030)
Contribution from noncontrolling interests	534	565	2,431
Distributions paid to preferred unitholders	(9,679)	(38,713)	(38,712)
Distributions paid to common unitholders	-	(77,245)	(70,080)
Net cash flow provided by (used in) financing activities	185,828	(43,109)	(111,118)

Effect of exchange rate changes on cash	1,572	(1,797)	1,649
Net change in cash and cash equivalents	213,344	(7,422)	(66,570)
Cash and cash equivalents at beginning of periods	50,187	57,609	124,179
Cash and cash equivalents at end of periods	$263,531	$50,187	$57,609

Supplemental cash flow information — interest paid	$85,587	$100,505	$101,657

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 85 hotels with approximately 24,000 rooms at December 31, 2009.  Our sole general partner is FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT.  All of FelCor’s operations are conducted solely through FelCor LP, and FelCor owned a greater than 99% partnership interest in FelCor LP.  When used in this report, “we,” “us” and “our” refer to FelCor LP and its consolidated subsidiaries, unless otherwise indicated.

Of the 85 hotels in which we had an ownership interest at December 31, 2009, we owned a 100% interest in 64 hotels, a 90% or greater interest in entities owning four hotels, an 81% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 15 hotels.  We consolidate our real estate interests in the 70 hotels in which we held greater than 50% ownership interests, and we record the real estate interests of the 15 hotels in which we held 50% ownership interests using the equity method.

At December 31, 2009, 84 of the 85 hotels in which we had ownership interests, were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held greater than 50% ownership interests and had direct or indirect controlling interests in the lessees of 83 of the 84 hotels that were leased to operating lessees.  Because we owned controlling interests in these lessees (including 13 of the 15 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 83 hotels as our Consolidated Hotels).  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 13 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and more than 50% of the real estate interests in each of the remaining 70 hotels.  We also owned 50% of the real estate interests in each of our two hotels that were either leased to a lessee in which we owned 50% interest (our lessee interests in this hotel is not consolidated because we do not have controlling interest) or operated without a lease.

At December 31, 2009, we had an aggregate of 65,862,801 redeemable and common units of FelCor LP outstanding.

The following table illustrates the distribution of our 83 Consolidated Hotels among our premier brands at December 31, 2009:

Brand	Hotels	Rooms
Embassy Suites Hotels	47	12,132
Holiday Inn	15	5,154
Sheraton and Westin	9	3,217
Doubletree	7	1,471
Renaissance and Marriott	3	1,321
Hilton	2	559
Total hotels	83

At December 31, 2009, our Consolidated Hotels were located in the United States (81 hotels in 23 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (12 hotels) and Texas (11 hotels).  In 2009, approximately 47% of our Hotel EBITDA was generated from hotels in these three states.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization – (continued)

At December 31, 2009, of our 83 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 15 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, and (iv) independent management companies managed two hotels.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Their 2009, 2008 and 2007 fiscal years ended on January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

2.           Summary of Significant Accounting Policies

Principles of Consolidation — Our accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries.  Intercompany transactions and balances are eliminated in consolidation.  Investments in unconsolidated entities (consisting entirely of 50 percent owned ventures) are accounted for by the equity method.  None of our less than wholly owned subsidiaries are considered variable interest entities.  We follow the voting interest model and consolidate entities in which we have greater than 50% ownership interest and report entities in which we have 50% or less ownership interest under the equity method.

Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Investment in Hotels — Our hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings, 15 to 30 years for improvements and five to ten years for furniture, fixtures, and equipment.

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

Maintenance and repairs are expensed, and major renewals and improvements are capitalized.  Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from our accounts and the related gain or loss is included in operations.

Acquisition of Hotels — Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value.  Any remaining unallocated acquisition costs are treated as goodwill.  Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations prepared by management and/or independent third parties.  Identifiable intangible assets (typically contracts including ground and retail leases and management and franchise agreements) are recorded at fair value, although no value is generally allocated to contracts which are at market terms.  Above-market and below-market contract values are based on the present value of the

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies — (continued)

difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract.  Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.  In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources such as those obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

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

We track inception-to-date contributions, distributions and earnings for each of our unconsolidated investments.  We determine the character of cash distributions from our unconsolidated investments for purposes of our consolidated statements of cash flows as follows:

•	Cash distributions up to the aggregate historical earnings of the unconsolidated entity are recorded as an operating activity (i.e. a distribution of earnings); and
•	Cash distributions in excess of aggregate historical earnings are recorded as an investing activity (i.e. a distribution of contributed capital).

Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business.  We do not consider hotels held for sale until it is probable that the sale will be completed within one year.  We had no hotels held for sale at December 31, 2009 or 2008.

We do not depreciate hotel assets that are classified as held for sale.  Upon designating a hotel as held for sale, and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value, less cost to sell.  Any adjustment in the carrying value of a hotel classified as held for sale is reflected in discontinued operations.  We include in discontinued operations the operating results of hotels classified as held for sale or that have been sold.

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies — (continued)

Deferred Expenses — Deferred expenses, consisting primarily of loan costs, are recorded at cost.  Amortization is computed using a method that approximates the effective interest method over the maturity of the related debt.

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

Foreign Currency Translation — Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the weighted average exchange rates during the period.  Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date.  Resulting translation adjustments are reflected in accumulated other comprehensive income and were $23.6 million and $15.4 million as of December 31, 2009 and 2008, respectively.

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments.  We cease capitalizing these costs to projects when construction is substantially complete.  Such costs capitalized in 2009, 2008 and 2007, were $5.9 million, $6.8 million and $12.5 million, respectively.

Net Income (Loss) Per Common Unit — On January 1, 2009, we adopted a policy that treats unvested FelCor share-based payment awards containing non-forfeitable rights to FelCor dividends or dividend equivalents (whether paid or unpaid) as participating securities for computation of earnings per unit (pursuant to the two-class method, in accordance with the Accounting Standards codification, or ASC, 260-10-45-59A through 45-70).  We retrospectively adjusted all prior-period earnings per unit data accordingly.

We compute basic earnings per unit by dividing net income (loss) attributable to common unitholders less dividends declared on unvested FelCor restricted stock (adjusted for forfeiture assumptions) by the weighted average number of common units outstanding.  We compute diluted earnings per unit by dividing net income (loss) attributable to common unitholders less dividends declared on unvested FelCor restricted stock (adjusted for forfeiture assumptions) by the weighted average number of common units outstanding.  Common unit equivalents represent units issuable upon exercise of FelCor’s stock options.

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

Stock Compensation — FelCor LP has no employees.  FelCor as our sole general partner performs all our management functions.  We apply a fair-value-based measurement method in accounting for FelCor’s share-based payment transactions with its employees

Derivatives — We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Additionally, the fair value adjustments will affect either capital or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

Segment Information — We have determined that our business is conducted in one operating segment.

Distributions — We declared aggregate common distributions of $0.85 per unit in 2008.   We suspended payment of our common distributions in December 2008 and our preferred distributions in March 2009 in light of the deepening recession and dysfunctional capital markets, and the attendant impact on our industry.  FelCor’s Board of Directors will determine the amount of future common and preferred distributions for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.  Unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.  Our ability to make distributions is dependent upon the results of operations of our hotels.

Noncontrolling Interests — Effective January 1, 2009, we adopted an accounting policy establishing and expanding accounting and reporting standards for noncontrolling interests (which were formerly known as minority interests) in a subsidiary and the deconsolidation of a subsidiary.  As a result of our adoption of this policy, amounts previously reported as minority interests on our balance sheets are now presented as noncontrolling interests within capital.  There has been no change in the measurement of this line item from amounts previously reported.  The revised presentation and measurement has been adopted retrospectively.

Noncontrolling interests represent the proportionate share of the equity in partnerships not owned by us.  We allocate income and loss to noncontrolling interests and other partnerships based on the weighted average percentage ownership throughout the year.

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies — (continued)

We determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  We apply this policy to all tax positions related to income taxes.

3.           Investment in Hotels

Investment in hotels consisted of the following (in thousands):

	December 31,
	2009	2008
Building and improvements	$2,265,846	$2,251,052
Furniture, fixtures and equipment	591,994	580,797
Land	226,436	233,558
Construction in progress	12,722	29,890
	3,096,998	3,095,297
Accumulated depreciation	(916,604)	(816,271)
	$2,180,394	$2,279,026

In 2009, we wrote off fully depreciated furniture, fixtures and equipment aggregating approximately $17.5 million.

We invested $75.9 million and $142.9 million in additions and improvements to our consolidated hotels during the years ended December 31, 2009 and 2008, respectively.

4.	Acquisitions of Hotels

In December 2007, we acquired the Renaissance Esmeralda Resort & Spa in Indian Wells, California and the Renaissance Vinoy Resort & Golf Club in St. Petersburg, Florida.

The following unaudited pro forma financial data for the year ended December 31, 2007 is presented to illustrate the estimated effects of these acquisitions as if they had occurred as of the beginning of 2007.  The pro forma information includes adjustments for the results of operations for operating properties (operating expenses, depreciation and amortization and interest expense).  The following unaudited pro forma financial data is not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date (in thousands):

Total revenues	$1,087,998
Net income	82,780
Earnings per unit – basic	0.69
Earnings per unit – diluted	0.69

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           Impairment Charges – (continued)

A hotel held for investment is tested for impairment whenever changes in circumstances indicate its carrying value may not be recoverable.  The test is conducted using the undiscounted cash flows for the shorter of the estimated remaining holding periods or the useful life of the hotel.  When testing for recoverability of hotels held for investment, we use projected cash flows over the expected hold period.  Those hotels held for investment that fail the impairment test described in ASC 360-10-35 are written down to their then current estimated fair value, before any selling expense, and continue to be depreciated over their remaining useful lives.

We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) in the period the buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit.  We test hotels held for sale for impairment each reporting period and record them at the lower of their carrying amounts or fair value less costs to sell.  Once we designate a hotel as held for sale it is not depreciated.  We did not have any hotels designated as held for sale at December 31, 2009 or 2008.

When determining fair value for purposes of determining impairment, we use a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets in specific markets.  The cash flows used for determining fair values are discounted using a reasonable capitalization rate, or as earlier noted, based on the local market conditions using recent sales of similar assets.  In some cases, we are able to establish fair value based on credible offers received from prospective buyers.

In 2008, we identified eight hotels as candidates to be sold thereby reducing our estimated remaining hold period for these hotels.  We tested these eight hotels for impairment using undiscounted estimated cash flows over a shortened estimated remaining hold period.  Of the hotels tested, four failed the test, which resulted in $69.5 million of impairment charges (of which $47.1 million is included in discontinued operations), to write down these hotel assets to our then current estimate of their fair market value before selling expenses.  We recorded a $3.4 million impairment charge (included in discontinued operations) on two of these sale candidates in 2009 because they failed updated impairment tests.  The valuations used in the 2009 impairment charges were based on third-party offers to purchase (a Level 2 input) at a price less than our previously estimated fair value.  These two hotels were sold in December 2009 for gross proceeds of $26 million.

Because of triggering events in 2008 related to changes in the capital markets, drop in travel demand and the combined effect on FelCor’s stock price, we tested all of our hotel assets to determine if further assessment for potential impairment was required for any of our hotels.  We had one hotel with a short-term ground lease, in addition to the sale candidates noted above, fail this test.  We determined the book value of this hotel was not fully recoverable, and as such, recorded a $38.5 million impairment charge.

In 2008, one of our unconsolidated investees recorded a $3.3 million impairment charge on its long-lived assets (of which our share was $1.7 million).  We also recorded impairment charges of $11.0 million related to other-than-temporary declines in value of certain equity method investments.  This includes an impairment charge of $6.6 million for one investment related to a hotel that we do not intend to sell.  In accordance with ASC 323-10-35, other-than temporary declines in fair value of our investment in unconsolidated entities result in reductions in the carrying value of these investments.  We consider a decline in value in our equity method investments that is not estimated to recover within 12 months to be other-than-temporary.

We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or if we shorten our contemplated holding period for certain of our hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Discontinued Operations

The results of operations of the two hotels we sold in 2009 and the 11 hotels we sold in 2007 are presented in discontinued operations for the periods presented.  We had no hotels held for sale at December 31, 2009 or 2008.

Results of operations for the hotels included in discontinued operations are as follows:

	Year Ended December 31,
	2009	2008	2007
Hotel operating revenue	$20,185	$26,864	$54,570
Operating expenses(a)	(24,466)	(85,537)	(45,822)
Operating income (loss)	(4,281)	(58,673)	8,748
Direct interest costs, net	-	-	(14)
Loss on the early extinguishment of debt	-	-	(902)
Gain on sale, net of tax	910	1,193	27,988
Income (loss) from discontinued operations	$(3,371)	$(57,480)	$35,820

(a)
Includes impairment charges of $3.4 million and $47.1 million for the years ended December 31, 2009 and 2008, respectively, and liquidated damages of $11.1 million for the year ended December 31, 2008.

In 2009, we recorded a $1.8 million adjustment to gains on sale resulting from a change in the federal tax law that allowed for the recovery of previously paid alternative minimum taxes on gains from hotel sales in 2006 and 2007.  This was offset by net losses of $911,000 (primarily related to selling costs) recorded on the sale of two hotels.

In 2008, we recorded a revision in income tax related to prior year gains on sales of hotels, which resulted in additional gains of $1.2 million related to these sales.

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           Investment in Unconsolidated Entities

We owned 50% interests in joint venture entities that owned 15 hotels and 17 hotels at December 31, 2009 and 2008, respectively.  We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, provide condominium management services, and lease one hotel.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined financial information for our unconsolidated entities
(in thousands):
	December 31,
	2009	2008
Investment in hotels, net of accumulated depreciation	$259,977	$290,504
Total assets	$279,611	$317,672
Debt	$214,963	$224,440
Total liabilities	$220,389	$233,296
Equity	$59,222	$84,376

Our unconsolidated entities’ debt at December 31, 2009, consisted entirely of non-recourse mortgage debt.

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):
	Year Ended December 31,
	2009		2008		2007
Total revenues	$66,261		$90,113		$103,801
Net income (loss)	$(4,988	)(a)	$3,946	(a)	$38,908	(b)

Net income (loss) attributable to FelCor LP	$(2,494)		$1,973		$19,173
Impairment loss	(476	)(c)	(11,038	)(d)	-
Additional gain on sale related to basis difference	-		-		3,336	(b)
Tax related to sale of asset by venture	-		-		(310	)(e)
Depreciation of cost in excess of book value	(1,844)		(1,867)		(1,842)
Equity in income (loss) from unconsolidated entities	$(4,814)		$(10,932)		$20,357

(a)
Net income (loss) included impairment charges of $3.2 million for 2009 and $3.3 million for 2008.  These impairments were based on sales contracts (a Level 2 input) for two hotels owned by one of our joint ventures.

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

(d)	Represents an $11.0 million impairment charge related to other-than-temporary declines in fair value related to certain unconsolidated entities.
(e)	In the third quarter of 2007, a 50% owned joint venture entity sold its Hampton Inn in Hays, Kansas for an insignificant book gain. This sale caused FelCor to incur a $310,000 tax obligation.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           Investment in Unconsolidated Entities — (continued)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	December 31,
	2009	2008
Hotel related investments	$18,969	$28,762
Cost in excess of book value of hotel investments	52,429	54,273
Land and condominium investments	10,642	11,471
	$82,040	$94,506

The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Year Ended December 31,
	2009	2008	2007
Hotel related investments	$(4,291)	$(10,366)	$20,500
Other investments	(523)	(566)	(143)
Equity in income (loss) from unconsolidated entities	$(4,814)	$(10,932)	$20,357

In 2009, a 50%-owned joint venture entity sold the Ramada Hotel in Hays, Kansas, and the Holiday Inn in Salina, Kansas, for aggregate gross proceeds of $5.3 million.  All proceeds from this sale were used to repay the associated mortgage debt.

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Debt

Consolidated debt consisted of the following (in thousands):

	Encumbered					December 31,
	Hotels	Interest Rate			Maturity Date	2009	2008
Mortgage debt(a)	7 hotels		8.68%		May 2010	$130,379	$133,704
Mortgage debt	6 hotels		8.73		May 2010	112,703	116,285
Senior notes	none		8.50	(b)	June 2011	86,604	299,414
Mortgage debt(a)	2 hotels		6.15		June 2011(c)	14,150	14,641
Mortgage debt	9 hotels	L +	3.50	(d)	August 2011(e)	200,425	-
Line of credit	none	L +	0.80		August 2011	-	113,000
Mortgage debt	12 hotels	L +	0.93	(f)	November 2011(g)	250,000	250,000
Senior floating rate notes	none	L +	1.875		December 2011	-	215,000
Mortgage debt(a)	2 hotels	L +	1.55	(h)	May 2012(i)	176,555	176,267
Mortgage debt	1 hotel		8.77		May 2013(j)	27,829	28,546
Mortgage debt	7 hotels		9.02		April 2014	117,422	117,131
Mortgage debt(a)	5 hotels		6.66		June - August 2014	70,917	72,517
Senior secured notes(k)	14 hotels		10.00		October 2014	572,500	-
Mortgage debt	1 hotel		5.81		July 2016	11,741	12,137
Capital lease and other	1 hotel		9.44		various	2,089	3,044
Total	67 hotels					$1,773,314	$1,551,686

(a)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.
(b)	As a result of a rating down-grade in February 2009, the interest rate on our 8½% senior notes increased to 9%.
(c)	In February 2010, the maturity date on these loans was extended from June 2009 to June 2011.
(d)	LIBOR for this loan is subject to a 2% floor.
(e)	This loan can be extended for as many as two years, subject to satisfying certain conditions.
(f)	We have purchased an interest rate cap that caps LIBOR at 7.8% and expires in November 2010 for this notional amount.
(g)	The maturity date assumes that we will exercise the remaining one-year extension option that is exercisable, at our sole discretion, and would extend the current November 2010 maturity to 2011.
(h)	We have purchased interest rate caps that cap LIBOR at 6.5% and expire in May 2010 for aggregate notional amounts of $177 million.
(i)	We have exercised the first of three successive one-year extension options that extend, at our sole discretion, maturity to 2012.
(j)	In February 2010, the maturity date on this loan was extended from May 2010 to May 2013.
(k)	These senior notes have $636 million in aggregate principal outstanding and were sold at a discount that provides an effective yield of 12.875% before transaction costs.

In October 2009, we completed a private placement of $636 million in aggregate principal amount of our 10% senior secured notes due 2014.  The new notes are secured by a pledge of our limited partner interests in FelCor LP, first mortgages and related security interests on up to 14 hotels and pledges of equity interests in certain wholly-owned subsidiaries.  Net proceeds from the new notes were approximately $558 million after original issue discount, fees and expenses related to the offering.  The proceeds of these notes were used to retire approximately $428 million of our senior notes due in 2011 (all of our floating-rate senior secured notes and $213 million of our 8½% senior notes) and for general corporate purposes.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt — (continued)

In June 2009, we obtained a $201 million non-recourse term loan secured by nine hotels.  This loan bears interest at LIBOR (subject to a 2% floor) plus 350 basis points and matures in 2011, but can be extended for as many as two years, subject to satisfying certain conditions that we expect to satisfy.  The proceeds from this new loan were used for general corporate purposes.

In June 2009, we repaid the $128 million balance under our line of credit, which was then terminated.  By terminating our line of credit, we eliminated certain restrictive corporate debt covenants.

In March 2009, we obtained a $120 million loan agreement secured by seven hotels.  The proceeds of the loan were used to repay the balance of an existing loan secured by the same properties that would have matured on April 1, 2009.  The new loan matures in 2014 and bears interest at 9.02%.

We successfully refinanced all of our debt that matured in 2009, extended the maturity of one loan scheduled to mature in 2010, as well as refinanced nearly all of our corporate debt that was scheduled to mature in 2011.  We continue to make progress with the various lenders to modify and/or refinance our remaining secured debt scheduled to mature in May 2010.  That debt consists of eight non-recourse mortgage loans with a combined current balance of $243 million, secured by 13 hotels (six of which are cross-collateralized to secure one loan).  With regard to these loans, we believe that extending the maturity dates is in the best interest of the lenders and FelCor.  As a consequence, we intend to seek such extensions.  In addition, we intend to discuss other loan modification options, as well as explore other refinancing opportunities and potential asset sales as a means of satisfying our obligations under our other mortgage debt as they mature.  With regard to two of these loans, the mortgaged hotels’ cash flows do not cover debt service, and we stopped funding the short-falls in December 2009.

Our 10% senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor’s REIT qualification test; (iii) repurchase FelCor’s capital stock; or (iv) merge. We are currently restricted from paying distributions (except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income) and repurchasing FelCor’s capital stock in connection with these tests.  In connection with the sale of our new senior notes, we amended the indenture governing our 8½% senior notes (of which $87 million remain outstanding) to eliminate substantially all of the restrictive covenants, guarantees, collateral and certain events of default provisions.

At December 31, 2009, we had consolidated secured debt totaling $1.7 billion, encumbering 67 of our consolidated hotels with an aggregate net book value of $2.1 billion (including 14 hotels that were encumbered by our new 10% senior secured notes issued in October 2009).  Except in the case of our new senior notes, our mortgage debt is recourse solely to the specific assets securing the debt.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.  Much of our hotel mortgage debt allows us to substitute collateral under certain conditions.  Most of our mortgage debt is prepayable subject to various prepayment, yield maintenance or defeasance obligations.

Loans secured by certain of our hotels provide for lock-box arrangements under certain circumstances. We generally are permitted to retain an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves but the remaining revenues would flow through a lock-box if a specified debt service coverage ratio is not met.  With the exception of one hotel, all of our hotels subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt — (continued)

To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $427.2 million as of December 31, 2009 and 2008.  These interest rate cap agreements have not been designated as hedges, and have insignificant fair values at December 31, 2009 and 2008, resulting in no significant net earnings impact.

We reported interest income of $700,000, $1.6 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in net interest expense.  We capitalized interest of $767,000, $1.4 million and $4.8 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

The early retirement of certain indebtedness in 2009, resulted in net charges related to debt extinguishment of $1.7 million.

Future scheduled principal payments on debt obligations at December 31, 2009, are as follows (in thousands):

Year
2010	$253,818
2011	554,755	(a)
2012	181,764	(b)
2013	32,742
2014	805,126
2015 and thereafter	9,376
	1,837,581
Discount accretion over term	(64,267)
	$1,773,314

(a)	Assumes our exercise of extension options through November 2011 on debt aggregating $250 million.
(b)	Assumes our exercise of extension options through May 2012 on debt aggregating $176 million.

10.           Fair Value of Financial Instruments

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; and (ii) our publicly traded debt is based on observable market data, and our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of our debt was $1.7 billion at December 31, 2009).

Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2009.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Income Taxes

As a partnership for federal income tax purposes, we are not subject to federal income tax.  However, under our partnership agreement, we are required to reimburse FelCor for any tax payments FelCor is required to make.  Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.

FelCor has elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that it distributes to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  Our taxable REIT subsidiaries, or TRSs, formed to lease our hotels, are subject to federal, state and local income taxes.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders.  If FelCor fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent years.  In connection with FelCor’s election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock.  We are FelCor’s only source of income.  Accordingly, we are required to make distributions sufficient to enable FelCor to pay out enough of its taxable income to satisfy its distribution requirement.  If FelCor fails to qualify as a REIT, we would be required to distribute to FelCor the funds necessary to pay income taxes.

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Reconciliation between our TRS’s GAAP net income (loss) and taxable gain (loss):

The following table reconciles our TRS’s GAAP net income (loss) to taxable income (loss) (in thousands):

	Year Ended December 31,
	2009	2008	2007
GAAP consolidated net income (loss) attributable to FelCor LP	$(108,794)	$(121,678)	$90,133
GAAP net loss (income) from REIT operations	67,649	86,720	(76,782)
GAAP net income (loss) of taxable subsidiaries	(41,145)	(34,958)	13,351
Tax gain (loss) in excess of book gains on sale of hotels	(1,821)	(346)	2,928
Depreciation and amortization(a)	(269)	(482)	(2,410)
Employee benefits not deductible for tax	(4,205)	(4,224)	(5,107)
Unearned fee reductions	4,828	-	-
Tax adjustment to lease expense(b)	11,769	11,773	10,137
Other book/tax differences	7,799	(8)	2,514
Tax gain (loss) of taxable subsidiaries	$(23,044)	$(28,245)	$21,413

(a)	The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.
(b)
For tax purposes, we record a reduction in intercompany rent between FelCor’s REIT entities and TRS entities.  In February 2010, we filed amended TRS tax returns for the years ending December 31, 2008, 2007 and 2006 to reflect rent reductions of $11.8 million, $10.1 million and $7.6 million, respectively.  These amendments had no impact on our consolidated financial statements as sufficient TRS NOLs were available to absorb the reduction in rents.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Income Taxes — (continued)

Summary of TRS’s net deferred tax asset:

Our TRS had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands):

	December 31,
	2009	2008
Accumulated net operating losses of our TRS	$128,305	$116,600
Tax property basis in excess of book	-	1,350
Accrued employee benefits not deductible for tax	3,967	5,565
Bad debt allowance not deductible for tax	147	198
Gross deferred tax assets	132,419	123,713
Valuation allowance	(132,291)	(123,713)
Deferred tax asset after valuation allowance	128	-
Deferred tax liability – book property basis in excess of tax	(128)	-
Net deferred tax asset	$-	$-

We have provided a valuation allowance against our deferred tax asset at December 31, 2009 and 2008, that results in no net deferred tax asset at December 31, 2009 and 2008 due to the uncertainty of realization (because of historical operating losses).  Accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.  At December 31, 2009, our TRS had net operating loss carryforwards for federal income tax purposes of $337.6 million, which are available to offset future taxable income, if any, and do not begin to expire until 2022.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Income Taxes — (continued)

Reconciliation between FelCor’s REIT GAAP net income (loss) and taxable income:

The following table reconciles FelCor’s REIT GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2009	2008	2007
GAAP net income (loss) not related to taxable subsidiary	$(67,649)	$(86,720)	$76,782
Losses (income) allocated to unitholders other than FelCor	672	2,433	(1,094)
GAAP net income (loss) from FelCor’s REIT operations	(66,977)	(84,287)	75,688
Book/tax differences, net:
Depreciation and amortization(a)	(11,608)	(21,927)	(9,246)
Noncontrolling interests	(222)	(2,889)	(339)
Equity in loss from unconsolidated entities	2,068	12,696	-
Tax loss in excess of book gains on sale of hotels	(26,922)	-	427
Impairment loss not deductible for tax	3,448	107,963	-
Liquidated damages	(1,000)	11,060	-
Tax adjustment to lease revenue(b)	(11,769)	(11,773)	(10,137)
Other	6,431	704	(618)
Taxable income (loss) subject to distribution requirement(c)	$(106,551)	$11,547	$55,775
(a)	Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.
(b)
For tax purposes, we record a reduction in intercompany rent between FelCor’s REIT entities and TRS entities.  In February 2010, we filed amended TRS tax returns for the years ending December 31, 2008, 2007 and 2006 to reflect rent reductions of $11.8 million, $10.1 million and $7.6 million, respectively.  These amendments had no impact on our consolidated financial statements as sufficient TRS NOLs were available to absorb the reduction in rents.

(c)	The dividend distribution requirement is 90% of taxable income.

At December 31, 2009, FelCor had net operating loss carryforwards for federal income tax purposes of $106.6 million, which it expects to use to offset future distribution requirements.

12.           Redeemable Operating Partnership Units and Partners’ Capital

At the request of our limited partners, we are required to exchange their limited partnership units for a like number of shares of FelCor common stock or, at the option of FelCor, the cash equivalent thereof.  Due to these redemption rights, we excluded these limited partnership units from partners’ capital on our balance sheet and included them in redeemable units.  These redeemable units are measured at redemption value at the end of the periods presented.  At December 31, 2009 and 2008 there were 294,960 and 295,843 redeemable units outstanding, respectively.  During 2009, 2008 and 2007, limited partners exchanged 883 units, 1,057,928 units and 1,245 units, respectively, for a like number of shares of FelCor common stock.

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

At December 31, 2009, FelCor had $600 million of common stock, preferred stock, and/or common stock warrants available for offerings under a shelf registration statement previously declared effective.

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

Our 8% Series C Cumulative Redeemable preferred units, or Series C preferred units, bear an annual cumulative distribution of 8% of the liquidation preference (equivalent to $2.00 per depositary unit).  We may call the Series C preferred units and the corresponding depositary units at $25 per depositary unit.  These units have no stated maturity, sinking fund or mandatory redemption, and are not convertible into any of our other securities.  The Series C preferred units have a liquidation preference of $2,500 per unit (equivalent to $25 per depositary unit).

We suspended payment of our common distributions in December 2008 and our preferred distributions in March 2009 in light of the deepening recession and dysfunctional capital markets, and the attendant impact on our industry and FelCor LP.  FelCor’s Board of Directors will determine the amount of future common and preferred distributions for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.  Unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.  Accrued distributions payable on our Series A and Series C preferred units aggregating $37.6 million were outstanding at December 31, 2009.  Accrued distributions payable on our Series A and Series C preferred units aggregating $8.5 million at December 31, 2008, were paid in January 2009.

13.           Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Room revenue	$710,530	$864,980	$809,415
Food and beverage revenue	139,045	173,432	131,023
Other operating departments	56,283	61,517	50,307

Total hotel operating revenues	$905,858	$1,099,929	$990,745

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs – (continued)

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

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Room	$189,587	$211,732	$198,461
Food and beverage	111,514	132,732	99,343
Other operating departments	25,603	27,855	20,620

Total hotel departmental expenses	$326,704	$372,319	$318,424

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Hotel general and administrative expense	$82,598	$95,539	$84,026
Marketing	76,030	89,195	82,235
Repair and maintenance	50,085	55,683	53,052
Utilities	49,833	53,552	46,780

Total other property operating costs	$258,546	$293,969	$266,093

Hotel departmental expenses and other property operating costs include hotel compensation and benefit expenses of $287.4 million, $324.0 million, and $279.6 million for the year ended December 31, 2009, 2008 and 2007, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Taxes, Insurance and Lease Expenses

Taxes, insurance and lease expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Operating lease expense(a)	$50,628	$65,766	$70,695
Real estate and other taxes	35,622	32,904	34,021
Property, general liability insurance and other	12,501	13,704	14,999

Total taxes, insurance and lease expenses	$98,751	$112,374	$119,715

(a)
Includes hotel lease expense of $41.1 million, $54.3 million, $61.7 million, respectively, associated with 13 hotels in 2009, 2008 and 2007, respectively, owned by unconsolidated entities and leased to our consolidated lessees.  Included in lease expense is $16.9 million, $33.9 million and $37.0 million in percentage rent for hotel leases and ground leases for the year ended December 31, 2009, 2008 and 2007, respectively.

15.           Land Leases and Hotel Rent

We lease land occupied by certain hotels from third parties under various operating leases that expire through 2089.  Certain land leases contain contingent rent features based on gross revenue at the respective hotels.  In addition, we recognize rent expense for 13 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees.  These leases expire through 2014 and require the payment of base rents and contingent rent based on revenues at the respective hotels.  Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2009, were as follows (in thousands):

Year
2010	$34,349
2011	32,002
2012	31,025
2013	13,013
2014	12,880
2015 and thereafter	281,356
$404,625

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Earnings Per Unit

 On January 1, 2009, we adopted a policy that treats unvested FelCor share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities for computation of earnings per unit (pursuant to the two-class method).  We retrospectively adjusted all prior-period earnings per unit data accordingly. The revised diluted earnings per common unit amounts were reduced from their originally reported amounts by $0.02 and $0.01 for the years ended 2008 and 2007, respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss) attributable to FelCor LP	$(108,794)	$(121,678)	$90,133
Discontinued operations attributable to FelCor LP	3,371	57,480	(34,726)
Income (loss) from continuing operations attributable to FelCor LP	(105,423)	(64,198)	55,407
Less:Preferred distributions	(38,713)	(38,713)	(38,713)
Dividends declared on FelCor’s unvested restricted stock compensation	-	(1,041)	(1,011)
Income (loss) from continuing operations available to FelCor LP common unitholders	(144,136)	(103,952)	15,683
Discontinued operations attributable to FelCor LP	(3,371)	(57,480)	34,726
Numerator for basic and diluted income (loss) available to FelCor LP common unitholders	$(147,507)	$(161,432)	$50,409
Denominator:
Denominator for basic earnings (loss) per unit	63,410	63,178	62,955
Denominator for diluted earnings (loss) per unit	63,410	63,178	62,973
Basic and diluted income (loss) per unit data:
Income (loss) from continuing operations	$(2.27)	$(1.65)	$0.25
Discontinued operations	$(0.05)	$(0.91)	$0.55
Net income (loss)	$(2.33)	$(2.56)	$0.80

Securities that could potentially dilute basic earnings per unit in the future that were not included in computation of diluted earnings (loss) per unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2009	2008	2007
Series A convertible preferred units	9,985	9,985	9,985

Series A preferred distributions that would be excluded from net income (loss) available to FelCor LP common unitholders, if the Series A preferred units were dilutive, were $25.1 million for all periods presented.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Commitments, Contingencies and Related Party Transactions

FelCor shared the executive offices and certain employees with TCOR Holdings, LLC (controlled by Thomas J. Corcoran, Jr., Chairman of FelCor’s Board of Directors), and TCOR Holdings, LLC paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment.  Any such allocation of shared expenses must be approved by a majority of FelCor’s independent directors.   TCOR Holdings, LLC paid approximately $42,000 in 2009, $60,000 in 2008 and $50,000 in 2007 for shared office costs.

Our property insurance has a $100,000 all risk deductible, a deductible of 5% of insured value for named windstorm coverage and a deductible of 2% to 5% of insured value for California earthquake coverage.  Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition.  Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find.  In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders.  We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 57 of our hotels.  The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

The management agreements governing the operations of 35 of our Consolidated Hotels contain the right and license to operate the hotel under the specified brands.  The remaining 48 Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements.  Typically, our franchise or license agreements provide for a license fee or royalty of 4% to 5% of room revenues.  In the event we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

In 2009, we sold two Holiday Inn hotels in Florida operating under management agreements with IHG.  These hotels were originally designated for redevelopment with condominiums, but market conditions in Florida no longer make these condominium projects feasible.  We also determined that the major capital expenditures necessary to retain the Holiday Inn flags at these hotels were not in the best interests of our unitholders, given the shortened hold period for these hotels.  We will be required to pay replacement management fees for up to one year and liquidated damages (net of any replacement management fees previously paid) in December 2010;  or reinvest in another hotel to be managed by IHG and carrying an IHG brand.  Given the current state of the economy and the market for hotel acquisitions, substitution of a replacement hotel appears unlikely prior to the relevant dates, and we will likely have to pay IHG at least some portion of replacement management fees and/or liquidated damages. Liquidated damages are computed based on operating results of a hotel prior to termination.  The aggregate liability related to these hotels, if paid, is approximately $11 million.  We accrued the full amount of liquidated damages in 2008.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.           Supplemental Cash Flow Disclosure

Accrued distributions payable on our Series A and Series C preferred units aggregating $37.6 million were outstanding at December 31, 2009.  Accrued distributions payable on our common units, Series A and Series C preferred units aggregating $8.5 million at December 31, 2008, were paid in January 2009.

As the result of the exchange of 883 partnership units and 1,057,928 partnership units for FelCor’s common stock in 2009 and 2008, respectively, we recorded a reduction in redeemable units of $3,000 in 2009 and $1.8 million in 2008 and a corresponding increase in partners’ capital.

Depreciation and amortization expense is comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Depreciation and amortization from continuing operations	$147,445	$137,570	$106,682
Depreciation and amortization from discontinued operations	2,642	4,098	4,083
Total depreciation and amortization expense	$150,087	$141,668	$110,765

For the year ended December 31, 2009, our repayment of borrowings consisted of retirement of debt of $544.3 million, payments on our line of credit of $213.0 million, and normal recurring principal payments of $15.1 million.

For the year ended December 31, 2008, our repayment of borrowings consisted of retirement of debt of $23.8 million, payments on our line of credit of $74.0 million and normal recurring principal payments of $13.9 million.

For the year ended December 31, 2007, our repayment of borrowings consisted of early retirement of debt of $7.4 million, payments on our line of credit of $10.0 million and normal recurring principal payments of $12.9 million.

In 2007, $67.0 million of proceeds from the sale of the Royale Palms condominium project was paid directly from the purchasers to our lender at closing.

19.           FelCor’s Stock Based Compensation Plans

FelCor sponsors three restricted stock and stock option plans, or the Plans.  FelCor is authorized to issue 4,550,000 shares of its common stock under the Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock.  All outstanding options have 10-year contractual terms and vest either over four or five equal annual installments beginning in the year following the date of grant or 100% at the end of a four-year vesting term.  Stock grants vest either over three, four or five equal annual installments or over a four year schedule including time based vesting and performance based vesting.  Under the Plans, there were 284,572 shares remaining available for grant at December 31, 2009.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           FelCor’s Stock Based Compensation Plans – (continued)

FelCor’s Stock Options

A summary of the status of FelCor’s non-qualified stock options under the Plans as of December 31, 2009, 2008 and 2007, and the changes during these years are presented in the following tables:

	2009		2008		2007
	No. Shares of Underlying Options	Weighted Average Exercise Prices	No. Shares of Underlying Options	Weighted Average Exercise Prices	No. Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	40,000	$18.05	161,356	$21.11	598,366	$22.62
Forfeited or expired	-	$-	(121,356)	$22.13	(147,639)	$26.11
Exercised	-	$-	-	$-	(289,371)	$21.68
Outstanding at end of year	40,000	$18.05	40,000	$18.05	161,356	$21.11
Exercisable at end of year	40,000	$18.05	40,000	$18.05	161,356	$21.11

Options Exercisable and Outstanding
Range of Exercise Prices	Number Outstanding at 12/31/09	Wgtd. Avg. Life Remaining	Wgtd Avg. Exercise Price
$15.62 to $19.50	40,000	0.85	$18.05

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

FelCor’s Restricted Stock

A summary of the status of FelCor’s restricted stock grants as of December 31, 2009, 2008, and 2007, and the changes during these years are presented below:

	2009		2008		2007
	No. Shares	Weighted Average Fair Market Value at Grant	No. Shares	Weighted Average Fair Market Value at Grant	No. Shares	Weighted Average Fair Market Value at Grant
Outstanding at beginning of the year	2,829,330	$15.20	2,329,230	$15.85	1,880,129	$14.56
Granted(a):
With immediate vesting(b)	16,000	$1.01	45,800	$12.20	24,100	$23.61
With 3-year pro rata vesting	1,444,810	$2.64	-	$-	-	$-
With 4-year pro rata vesting	-	$-	449,300	$12.20	454,600	$20.87
With 5-year pro rata vesting	-	$-	5,000	$12.20	5,000	$21.66
Forfeited	(34,953)	$12.52	-		(34,599)	17.80
Outstanding at end of year	4,255,187	$10.90	2,829,330	$15.20	2,329,230	$15.85
Vested at end of year	(1,774,839)	$14.06	(1,483,976)	$14.09	(1,283,724)	$14.38
Unvested at end of year	2,480,348	$8.65	1,345,354	$16.44	1,045,506	$17.66

(a)	All shares granted are issued out of treasury.
(b)	Shares awarded to FelCor’s directors.

The unearned compensation cost of FelCor’s granted but unvested restricted stock as of December 31, 2009 was $11.0 million.  The weighted average period over which this cost is to be amortized is approximately two years.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Employee Benefits

We have no employees.  FelCor as our sole general partner performs our management functions.  FelCor offers a 401 (k) plan and health insurance benefits to its employees.  FelCor’s matching contribution to its 401(k) plan aggregated $0.9 million for each of the periods presented.  The cost of health insurance benefits to FelCor’s employees were $0.8 million during 2009, $0.9 million during 2008, and $0.8 million during 2007.

The employees at our hotels are employees of the respective management companies.  Under the management agreements, we reimburse the management companies for the compensation and benefits related to the employees who work at our hotels.  We are not, however, the sponsors of their employee benefit plans and have no obligation to fund these plans.

21.           Segment Information

We have determined that our business is conducted in one operating segment because of the similar economic characteristics of our hotels.

The following table sets forth revenues from continuing operations and investment in hotel assets represented by the following geographical areas (in thousands):

	Revenue For the Year Ended December 31,			Investment in Hotel Assets as of December 31,
	2009	2008	2007	2009	2008	2007
California	$211,124	$258,748	$208,495	$527,345	$526,770	$547,451
Texas	98,180	118,856	114,802	203,841	214,294	226,724
Florida	146,011	177,788	126,889	405,479	455,636	505,480
Georgia	48,930	58,345	59,198	126,118	126,851	126,896
Other states	380,081	456,566	452,730	859,852	904,105	928,378
Canada	24,375	32,609	31,720	57,759	51,370	65,128
Total	$908,701	$1,102,912	$993,834	$2,180,394	$2,279,026	$2,400,057

22.	Recently Issued Statements of Financial Accounting Standards

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.           Quarterly Operating Results (unaudited)

Our unaudited consolidated quarterly operating data for the years ended December 31, 2009 and 2008 follows (in thousands, except per unit data).  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.  In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in capital and cash flows for a period of several years.

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$228,019	$236,258	$225,289	$219,135
Loss from continuing operations	$(20,568)	$(11,454)	$(22,538)	$(51,160)
Discontinued operations	$(854)	$486	$(2,936)	$(67)
Net loss attributable to FelCor LP	$(21,206)	$(11,292)	$(25,300)	$(50,996)
Net loss attributable to FelCor LP common unitholders	$(30,884)	$(20,970)	$(34,978)	$(60,675)
Comprehensive loss attributable to FelCor	$(22,915)	$(7,133)	$(20,593)	$(49,934)
Basic per common unit data:
Net loss from continuing operations	$(0.47)	$(0.34)	$(0.51)	$(0.96)
Discontinued operations	$(0.01)	$0.01	$(0.05)	$-
Net loss	$(0.49)	$(0.33)	$(0.55)	$(0.96)
Basic weighted average common units outstanding	63,285	63,397	63,382	63,383
Diluted weighted average common units outstanding	63,285	63,397	63,382	63,383

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$283,915	$298,633	$271,371	$248,993
Income (loss) from continuing operations	$(13,676)	$23,960	$(5,879)	$(67,412)
Discontinued operations	$797	$484	$(36,691)	$(22,070)
Net income (loss) attributable to FelCor LP	$(12,950)	$23,553	$(42,734)	$(89,547)
Net income (loss) attributable to FelCor LP common unitholders	$(22,628)	$13,875	$(52,412)	$(99,226)
Comprehensive income (loss) attributable to FelCor LP	$(14,680)	$23,795	$(45,415)	$(97,410)
Basic and diluted per common unit data:
Net income (loss) from continuing operations	$(0.38)	$0.20	$(0.25)	$(1.22)
Discontinued operations	$0.01	$0.01	$(0.58)	$(0.35)
Net income (loss)	$(0.37)	$0.21	$(0.83)	$(1.57)
Basic weighted average common units outstanding	63,068	63,176	63,174	63,178
Diluted weighted average common units outstanding	63,068	63,176	63,174	63,178

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.           Consolidating Financial Information

Certain of our wholly-owned subsidiaries (FelCor/CSS Holdings, L.P.; FelCor Lodging Holding Company, L.L.C.; FelCor TRS Borrower 1, L.P.; FelCor TRS Borrower 4, L.L.C.; FelCor TRS Holdings, L.L.C.; FelCor Canada Co.; FelCor/St. Paul Holdings, L.P. and FelCor Hotel Asset Company, L.L.C., collectively, “Subsidiary Guarantors”), together with FelCor, guarantee, fully and unconditionally, and jointly and severally, our senior debt.  The following tables present consolidating information for the Subsidiary Guarantors.

CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$62,691	$441,046	$1,676,657	$-	$2,180,394
Equity investment in consolidated entities	1,015,822	-	-	(1,015,822)	-
Investment in unconsolidated entities	66,968	13,572	1,500	-	82,040
Cash and cash equivalents	224,526	36,834	2,171	-	263,531
Restricted cash	-	2,803	15,905	-	18,708
Accounts receivable	763	27,640	275	-	28,678
Deferred expenses	12,280	-	7,697	-	19,977
Other assets	6,308	21,462	4,896	-	32,666

Total assets	$1,389,358	$543,357	$1,709,101	$(1,015,822)	$2,625,994

Debt	$659,105	$1,734	$1,112,475	$-	$1,773,314
Distributions payable	37,580	-	-	-	37,580
Accrued expenses and other liabilities	31,495	85,913	13,931	-	131,339

Total liabilities	728,180	87,647	1,126,406	-	1,942,233

Redeemable units, at redemption value	1,062	-	-	-	1,062

Preferred units	478,774	-	-	-	478,774
Common units	181,342	431,756	560,429	(1,015,822)	157,705
Accumulated other comprehensive income	-	23,637	-	-	23,637
Total FelCor LP partners’ capital	660,116	455,393	560,429	(1,015,822)	660,116
Noncontrolling interests	-	317	22,266	-	22,583
Total capital	660,116	455,710	582,695	(1,015,822)	682,699
Total liabilities and capital	$1,389,358	$543,357	$1,709,101	$(1,015,822)	$2,625,994

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

ASSETS
	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$124,752	$786,467	$1,367,807	$-	$2,279,026
Equity investment in consolidated entities	1,230,038	-	-	(1,230,038)	-
Investment in unconsolidated entities	77,106	11,856	5,544	-	94,506
Cash and cash equivalents	7,719	40,018	2,450	-	50,187
Restricted cash	-	2,103	11,110	-	13,213
Accounts receivable	4,576	30,656	8	-	35,240
Deferred expenses	2,660	49	2,847	-	5,556
Other assets	9,061	21,152	4,328	-	34,541

Total assets	$1,455,912	$892,301	$1,394,094	$(1,230,038)	$2,512,269

LIABILITES AND CAPITAL
Debt	$627,414	$119,890	$804,382	$-	$1,551,686
Distributions payable	8,545	-	-	-	8,545
Accrued expenses and other liabilities	24,303	94,214	14,087	-	132,604

Total liabilities	660,262	214,104	818,469	-	1,692,835

Redeemable units, at redemption value	545	-	-	-	545

Preferred units	478,774	-	-	-	478,774
Common units	316,331	662,228	552,392	(1,230,038)	300,913
Accumulated other comprehensive income	-	15,418	-	-	15,418
Total FelCor LP partners’ capital	795,105	677,646	552,392	(1,230,038)	795,105
Noncontrolling interests	-	551	23,233	-	23,784
Total capital	795,105	678,197	575,625	(1,230,038)	818,889
Total liabilities and capital	$1,455,912	$892,301	$1,394,094	$(1,230,038)	$2,512,269

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$905,858	$-	$-	$905,858
Percentage lease revenue	14,290	-	177,991	(192,281)	-
Other revenue	6	2,535	302	-	2,843
Total revenue	14,296	908,393	178,293	(192,281)	908,701

Expenses:
Hotel operating expenses	-	628,471	-	-	628,471
Taxes, insurance and lease expense	2,649	256,038	32,345	(192,281)	98,751
Corporate expenses	772	12,614	10,830	-	24,216
Depreciation and amortization	9,794	39,099	98,552	-	147,445
Other expenses	95	3,812	182	-	4,089
Total operating expenses	13,310	940,034	141,909	(192,281)	902,972
Operating income	986	(31,641)	36,384	-	5,729
Interest expense, net	(43,507)	(4,415)	(57,715)	-	(105,637)
Charges related to debt extinguishment	(1,721)	-	-	-	(1,721)
Loss before equity in income from unconsolidated entities and noncontrolling interests	(44,242)	(36,056)	(21,331)	-	(101,629)
Equity in loss from consolidated entities	(62,653)	-	-	62,653	-
Equity in loss from unconsolidated entities	(1,899)	(755)	(2,160)	-	(4,814)
Gain on sale of assets	-	-	723	-	723
Net loss from continuing operations	(108,794)	(36,811)	(22,768)	62,653	(105,720)
Discontinued operations from consolidated entities	-	(5,054)	1,683	-	(3,371)
Net loss	(108,794)	(41,865)	(21,085)	62,653	(109,091)
Net (income) loss attributable to noncontrolling interests	-	(180)	477	-	297
Net loss attributable to FelCor LP	(108,794)	(42,045)	(20,608)	62,653	(108,794)
Preferred distributions	(38,713)	-	-	-	(38,713)
Net loss applicable to FelCor LP unitholders	$(147,507)	$(42,045)	$(20,608)	$62,653	$(147,507)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$1,099,929	$-	$-	$1,099,929
Percentage lease revenue	25,034	-	180,984	(206,018)	-
Other revenue	13	2,842	128	-	2,983
Total revenue	25,047	1,102,771	181,112	(206,018)	1,102,912

Expenses:
Hotel operating expenses	-	722,008	-	-	722,008
Taxes, insurance and lease expense	3,470	288,113	26,809	(206,018)	112,374
Corporate expenses	719	13,198	6,781	-	20,698
Depreciation and amortization	10,961	50,833	75,776	-	137,570
Impairment loss	-	38,455	22,367	-	60,822
Other expenses	487	5,102	232	-	5,821
Total operating expenses	15,637	1,117,709	131,965	(206,018)	1,059,293
Operating income (loss)	9,410	(14,938)	49,147	-	43,619
Interest expense, net	(38,046)	(11,642)	(49,101)	-	(98,789)
Income (loss) before equity in income from unconsolidated entities and minority interests	(28,636)	(26,580)	46	-	(55,170)
Equity in loss from consolidated entities	(96,825)	-	-	96,825	-
Equity in income (loss) from unconsolidated entities	931	(7,821)	(4,042)	-	(10,932)
Gain on involuntary conversion	2,005	246	844	-	3,095
Loss from continuing operations	(122,525)	(34,155)	(3,152)	96,825	(63,007)
Discontinued operations from consolidated entities	847	(58,658)	331	-	(57,480)
Net loss	(121,678)	(92,813)	(2,821)	96,825	(120,487)
Net loss attributable to noncontrolling interests	-	(1,037)	(154)	-	(1,191)
Net loss attributable to FelCor LP	(121,678)	(93,850)	(2,975)	96,825	(121,678)
Preferred distributions	(38,713)	-	-	-	(38,713)
Net loss applicable to FelCor LP unitholders	$(160,391)	$(93,850)	$(2,975)	$96,825	$(160,391)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$990,745	$-	$-	$990,745
Percentage lease revenue	25,844	-	176,188	(202,032)	-
Other revenue	250	2,779	60	-	3,089
Total revenue	26,094	993,524	176,248	(202,032)	993,834

Expenses:
Hotel operating expense	-	636,380	-	-	636,380
Taxes, insurance and lease expense	4,054	290,984	26,709	(202,032)	119,715
Corporate expenses	1,190	11,623	7,905	-	20,718
Other expenses	-	2,825	-	-	2,825
Depreciation	9,053	38,191	59,438	-	106,682
Total operating expenses	14,297	980,003	94,052	(202,032)	886,320
Operating income	11,797	13,521	82,196	-	107,514
Interest expense, net	(27,001)	(7,085)	(58,403)	-	(92,489)
Income (loss) before equity in income from unconsolidated entities, minority interests and sale of assets	(15,204)	6,436	23,793	-	15,025
Equity in income from consolidated entities	83,467	-	-	(83,467)	-
Equity in income (loss) from unconsolidated entities	21,509	(864)	(288)	-	20,357
Gain on condominiums	-	-	18,622	-	18,622
Income (loss) from continuing operations	89,772	5,572	42,127	(83,467)	54,004
Discontinued operations from consolidated entities	361	12,204	23,255	-	35,820
Net income	90,133	17,776	65,382	(83,467)	89,824
Net income (loss) attributable to noncontrolling interests	-	2,245	(1,936)	-	309
Net income attributable to FelCor LP	90,133	20,021	63,446	(83,467)	90,133
Preferred distributions	(38,713)	-	-	-	(38,713)
Net income (loss) applicable to FelCor LP unitholders	$51,420	$20,021	$63,446	$(83,467)	$51,420

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(12,636)	$(2,244)	$87,787	$72,907
Cash flows from (used in) investing activities	3,876	(9,938)	(40,901)	(46,963)
Cash flows from (used in) financing activities	225,567	7,426	(47,165)	185,828
Effect of exchange rates changes on cash	-	1,572	-	1,572
Change in cash and cash equivalents	216,807	(3,184)	(279)	213,344
Cash and cash equivalents at beginning of period	7,719	40,018	2,450	50,187
Cash and equivalents at end of period	$224,526	$36,834	$2,171	$263,531

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(14,008)	$60,020	$107,151	$153,163
Cash flows from (used in) investing activities	18,617	(67,801)	(66,495)	(115,679)
Cash flows from (used in) financing activities	(4,779)	6,245	(44,575)	(43,109)
Effect of exchange rates changes on cash	-	(1,797)	-	(1,797)
Change in cash and cash equivalents	(170)	(3,333)	(3,919)	(7,422)
Cash and cash equivalents at beginning of period	7,889	43,351	6,369	57,609
Cash and equivalents at end of period	$7,719	$40,018	$2,450	$50,187

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(3,252)	$46,855	$93,734	$137,337
Cash flows from (used in) investing activities	(29,021)	(12,214)	(53,203)	(94,438)
Cash flows from (used in) financing activities	(29,566)	(39,905)	(41,647)	(111,118)
Effect of exchange rates changes on cash	-	1,649	-	1,649
Change in cash and cash equivalents	(61,839)	(3,615)	(1,116)	(66,570)
Cash and cash equivalents at beginning of period	69,728	46,966	7,485	124,179
Cash and equivalents at end of period	$7,889	$43,351	6,369	$57,609

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.           Subsequent Events

We have performed an evaluation of subsequent events through February 25, 2010 (which is the date the financial statements were issued), and the results of this evaluation are appropriately reflected in these financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2009
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated			Life Upon
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Depreciation Buildings & Improvements	Year Opened	Date Acquired	Which Depreciation is Computed
Birmingham, AL (a)	$24,705	$2,843	$29,286	$-	$3,643	$2,843	$32,929	$35,772	$10,770	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (a)	19,314	4,694	38,998	-	3,001	4,694	41,999	46,693	14,223	1985	1/3/1996	15 - 40 Yrs
Phoenix – Crescent, AZ (b)	22,051	3,608	29,583	-	1,721	3,608	31,304	34,912	9,741	1986	6/30/1997	15 - 40 Yrs
Phoenix – Tempe, AZ (a)	22,944	3,951	34,371	-	2,025	3,951	36,396	40,347	10,464	1986	5/4/1998	15 - 40 Yrs
Anaheim – North, CA (a)	23,595	2,548	14,832	-	1,807	2,548	16,639	19,187	5,609	1987	1/3/1996	15 - 40 Yrs
Dana Point – Doheny Beach, CA (c)	-	1,787	15,545	-	3,329	1,787	18,874	20,661	5,708	1992	2/21/1997	15 - 40 Yrs
Indian Wells – Esmeralda Resort & Spa, CA (d)	87,642	30,948	73,507	-	1,278	30,948	74,785	105,733	3,753	1989	12/16/2007	15 - 40 Yrs
Los Angeles – International Airport – South, CA (a)	-	2,660	17,997	-	1,761	2,660	19,758	22,418	7,250	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA (a)	18,399	4,021	23,677	-	3,471	4,021	27,148	31,169	9,006	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (a)	11,293	2,218	14,205	-	2,789	2,218	16,994	19,212	5,439	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (a)	34,749	2,930	22,125	-	6,188	2,930	28,313	31,243	8,881	1986	5/8/1996	15 - 40 Yrs
San Diego – On the Bay, CA (e)	(i)	-	68,229	-	8,240	-	76,469	76,469	25,424	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Burlingame, CA (a)	(i)	-	39,929	-	2,009	-	41,938	41,938	14,383	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (a)	22,389	3,418	31,737	-	3,459	3,418	35,196	38,614	11,826	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (e)	(i)	-	61,883	-	2,864	-	64,747	64,747	30,103	1970	7/28/1998	15 - 40 Yrs
San Francisco –Union Square, CA (f)	(i)	8,466	73,684	(434)	47,400	8,032	121,084	129,116	24,056	1970	7/28/1998	15 - 40 Yrs
Santa Barbara – Goleta, CA (e)	15,106	1,683	14,647	4	1,569	1,687	16,216	17,903	4,466	1969	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (e)	27,489	10,200	16,580	-	329	10,200	16,909	27,109	2,464	1967	3/11/2004	15 - 40 Yrs
Toronto - Airport, Canada (e)	(i)	-	21,041	-	15,457	-	36,498	36,498	11,220	1970	7/28/1998	15 - 40 Yrs
Toronto - Yorkdale, Canada (e)	(i)	1,566	13,633	701	13,467	2,267	27,100	29,367	8,868	1970	7/28/1998	15 - 40 Yrs
Wilmington, DE (c)	9,228	1,379	12,487	-	11,159	1,379	23,646	25,025	6,805	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (a)	4,922	1,868	16,253	-	2,801	1,868	19,054	20,922	6,685	1989	2/28/1996	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (a)	28,420	4,523	29,443	68	5,761	4,591	35,204	39,795	11,194	1987	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – 17th Street, FL (a)	15,407	5,329	47,850	(163)	4,513	5,166	52,363	57,529	17,779	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – Cypress Creek, FL (b)	10,617	3,009	26,177	-	2,148	3,009	28,325	31,334	8,274	1986	5/4/1998	15 - 40 Yrs
Jacksonville – Baymeadows, FL (a)	23,590	1,130	9,608	-	7,928	1,130	17,536	18,666	5,882	1986	7/28/1994	15 - 40 Yrs
Miami – International Airport, FL (a)	12,393	4,135	24,950	-	5,260	4,135	30,210	34,345	9,588	1983	7/28/1998	15 - 40 Yrs
Orlando – International Airport, FL (e)	8,881	2,549	22,188	6	3,005	2,555	25,193	27,748	7,486	1984	7/28/1998	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (a)	21,716	1,632	13,870	-	3,044	1,632	16,914	18,546	6,223	1985	7/28/1994	15 - 40 Yrs
Orlando (North), FL (a)	(i)	1,673	14,218	(18)	8,332	1,655	22,550	24,205	8,093	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (c)	(i)	-	28,092	-	1,337	-	29,429	29,429	9,919	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (d)	88,912	-	100,823	-	2,187	-	103,010	103,010	4,578	1925	12/16/07	15 - 40 Yrs
Tampa – Tampa Bay, FL (c)	12,950	2,142	18,639	1	2,708	2,143	21,347	23,490	6,691	1986	7/28/1997	15 - 40 Yrs
Atlanta – Airport, GA (a)	12,237	2,568	22,342	-	2,843	2,568	25,185	27,753	7,036	1989	5/4/1998	15 - 40 Yrs
Atlanta – Buckhead, GA (a)	32,602	7,303	38,996	(300)	2,730	7,003	41,726	48,729	13,435	1988	10/17/1996	15 - 40 Yrs
Atlanta – Galleria, GA (b)	14,700	5,052	28,507	-	1,875	5,052	30,382	35,434	9,454	1990	6/30/1997	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (b)	(i)	5,113	22,857	-	1,597	5,113	24,454	29,567	7,398	1986	6/30/1997	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2009
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated			Life Upon
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Depreciation Buildings & Improvements	Year Opened	Date Acquired	Which Depreciation is Computed
Chicago – Northshore/Deerfield (Northbrook), IL (a)	14,103	2,305	20,054	-	1,839	2,305	21,893	24,198	7,153	1987	6/20/1996	15 - 40 Yrs
Chicago – Gateway – O’Hare, IL (b)	20,417	8,178	37,043	-	4,063	8,178	41,106	49,284	12,004	1994	6/30/1997	15 - 40 Yrs
Indianapolis – North, IN (a)	11,741	5,125	13,821	-	7,291	5,125	21,112	26,237	8,551	1986	8/1/1996	15 - 40 Yrs
Lexington – Lexington Green, KY (g)	17,721	1,955	13,604	-	490	1,955	14,094	16,049	4,845	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (a)	19,014	2,350	19,092	1	2,312	2,351	21,404	23,755	7,131	1985	1/3/1996	15 - 40 Yrs
New Orleans – Convention Center, LA (a)	27,829	3,647	31,993	-	8,323	3,647	40,316	43,963	14,337	1984	12/1/1994	15 - 40 Yrs
New Orleans – French Quarter, LA (e)	(i)	-	50,732	-	9,098	-	59,830	59,830	17,310	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA (e)	(i)	-	45,192	-	8,948	-	54,140	54,140	19,539	1968	7/28/1998	15 - 40 Yrs
Boston – Marlborough, MA (a)	17,401	948	8,143	761	14,238	1,709	22,381	24,090	7,166	1988	6/30/1995	15 - 40 Yrs
Baltimore – at BWI Airport, MD (a)	21,768	2,568	22,433	(2)	3,205	2,566	25,638	28,204	8,025	1987	3/20/1997	15 - 40 Yrs
Bloomington, MN (a)	18,350	2,038	17,731	-	3,087	2,038	20,818	22,856	6,233	1980	2/1/1997	15 - 40 Yrs
Minneapolis – Airport, MN (a)	16,212	5,417	36,508	24	2,091	5,441	38,599	44,040	13,180	1986	11/6/1995	15 - 40 Yrs
St Paul – Downtown, MN (a)	1,735	1,156	17,315	-	1,596	1,156	18,911	20,067	6,360	1983	11/15/1995	15 - 40 Yrs
Charlotte – SouthPark, NC (c)	18,347	1,458	12,681	-	2,735	1,458	15,416	16,874	3,159	N/A	7/12/2002	15 - 40 Yrs
Raleigh/Durham, NC (c)	17,290	2,124	18,476	-	2,174	2,124	20,650	22,774	6,315	1987	7/28/1997	15 - 40 Yrs
Piscataway – Somerset, NJ (a)	17,637	1,755	17,563	-	2,227	1,755	19,790	21,545	6,666	1988	1/10/1996	15 - 40 Yrs
Philadelphia – Historic District, PA (e)	26,580	3,164	27,535	7	9,301	3,171	36,836	40,007	11,425	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA (b)	27,767	4,542	45,121	-	5,981	4,542	51,102	55,644	15,059	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (e)	14,911	-	25,031	-	2,947	-	27,978	27,978	8,242	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC (e)	25,538	3,251	28,295	7	4,663	3,258	32,958	36,216	8,693	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (a)	(i)	2,940	24,988	-	5,311	2,940	30,299	33,239	9,063	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (g)	21,524	9,000	19,844	6	29,247	9,006	49,091	58,097	7,380	1974	7/23/2002	15 - 40 Yrs
Nashville – Airport – Opryland Area, TN (a)	18,899	1,118	9,506	-	1,313	1,118	10,819	11,937	4,625	1985	7/28/1994	15 - 40 Yrs
Nashville – Opryland – Airport (Briley Parkway), TN (e)	(i)	-	27,734	-	3,236	-	30,970	30,970	11,389	1981	7/28/1998	15 - 40 Yrs
Austin, TX (c)	8,716	2,508	21,908	-	2,839	2,508	24,747	27,255	7,894	1987	3/20/1997	15 - 40 Yrs
Corpus Christi, TX (a)	4,531	1,113	9,618	51	4,480	1,164	14,098	15,262	4,527	1984	7/19/1995	15 - 40 Yrs
Dallas – DFW International Airport South, TX (a)	19,302	4,041	35,156	-	1,164	4,041	36,320	40,361	10,202	1985	7/28/1998	15 - 40 Yrs
Dallas – Love Field, TX (a)	16,500	1,934	16,674	-	3,215	1,934	19,889	21,823	6,749	1986	3/29/1995	15 - 40 Yrs
Dallas – Market Center, TX (a)	(i)	2,560	23,751	-	2,311	2,560	26,062	28,622	7,875	1980	6/30/1997	15 - 40 Yrs
Dallas – Park Central, TX (h)	-	4,513	43,125	762	7,728	5,275	50,853	56,128	15,176	1983	6/30/1997	15 - 40 Yrs
Houston - Medical Center, TX (e)	22,821	-	22,027	-	4,689	-	26,716	26,716	7,210	1984	7/28/1998	15 - 40 Yrs
San Antonio - International Airport, TX (e)	23,800	3,351	29,168	(185)	3,758	3,166	32,926	36,092	9,672	1981	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (b)	17,150	3,136	27,283	(2)	2,657	3,134	29,940	33,074	8,831	1967	12/4/1997	15 - 40 Yrs
	$1,113,855	$225,141	$1,951,934	$1,295	$363,592	$226,436	$2,315,526	$2,541,962	$672,160

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2009
(in thousands)

(a)Embassy Suites Hotel
(b)Sheraton
(c)Doubletree Guest Suites
(d)Renaissance Resort
(e)Holiday Inn
(f)Marriott
(g)Hilton
(h)Westin
(i)This hotel provides collateral for our $636 million senior notes due in October 2014.

	Year Ended December 31,
	2009	2008	2007
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$2,586,034	$2,542,784	$2,262,354
Additions during period:
Acquisitions	-	-	205,278
Improvements	51,895	43,250	75,152
Deductions during period:
Sale of properties	(95,967)	-	-
Balance at end of period before impairment charges	2,541,962	2,586,034	2,542,784
Cumulative impairment charges on real estate assets owned at end of period	(49,680)	(101,424)	-

Balance at end of period	$2,492,282	$2,484,610	$2,542,784

Reconciliation of Accumulated Depreciation
Balance at beginning of period	$629,920	$567,954	$503,145
Additions during period:
Depreciation for the period	69,408	61,966	64,809
Deductions during period:
Sale of properties	(27,168)	-	-

Balance at end of period	$672,160	$629,920	$567,954

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we have concluded that, as of December 31, 2009, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page 52 of this Annual Report.

Item 9B.                      Other Information

None.

PART III

Item 10.   Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.   Executive Compensation

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, or in Item 5 of this Annual Report for the year ended December 31, 2009, and is incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information called for by this Item is contained in FelCor’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)           The following is a list of documents filed as a part of this report:

(1)           Financial Statements.

Included herein at pages 51 through 89.

(2)           Financial Statement Schedules.

The following financial statement schedule is included herein at pages 90 through 92.

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

3.1
Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (“FelCor LP”), dated as of December 31, 2001 (filed as Exhibit 10.1 to the Form 10-K of FelCor Lodging Trust Incorporated (“FelCor”) for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference).

3.1.1
First Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated April 1, 2002 (filed as Exhibit 10.1.1 to FelCor’s Form 8-K, dated April 1, 2002, and incorporated herein by reference).

3.1.2
Second Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated August 31, 2002 (filed as Exhibit 10.1.2 to FelCor’s Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”), and incorporated herein by reference).

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

3.1.6
Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 23, 2004 (filed as Exhibit 10.1.6 to FelCor’s Form 8-K, dated August 26, 2004, and incorporated herein by reference).

3.1.7
Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 7, 2005, which contains Addendum No. 4 to the Second Amended and Restated Agreement of Limited Partnership of FelCor LP (filed as Exhibit 10.1.8 to FelCor’s Form 8-K, dated April 6, 2006, and incorporated herein by reference).

3.1.8
Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of August 30, 2005 (filed as Exhibit 10.1.9 to FelCor’s Form 8-K, dated August 29, 2005, and incorporated herein by reference).

4.1
Indenture, dated as of October 1, 2009, by and between FelCor Escrow Holdings, L.L.C. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated October 1, 2009, and incorporated herein by reference).

4.1.1
First Supplemental Indenture dated as of October 12, 2009, by and between FelCor Escrow Holdings, L.L.C. and U.S. Bank National Association (filed as Exhibit 4.1 to FelCor’s Form 8-K, dated October 13, 2009, and incorporated herein by reference).

4.1.2
Second Supplemental Indenture dated as of October 13, 2009, by and among FelCor, FelCor LP, certain subsidiary guarantors named therein, FelCor Holdings Trust, FelCor Escrow Holdings, L.L.C. and U.S. Bank National Association (filed as Exhibit 4.2 to FelCor’s Form 8-K dated, October 13, 2009, and incorporated herein by reference).

4.2
Registration Rights Agreement dated October 1, 2009 to be effective as of October 13, 2009, by and among FelCor, FelCor LP, certain subsidiary guarantors named therein, and J.P. Morgan Securities Inc. on behalf of itself and the initial purchasers (filed as Exhibit 4.3 to FelCor’s Form 8-K, dated October 13, 2009, and incorporated herein by reference).

10.1	[Reserved]

10.2.1
Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of InterContinental Hotels, as manager, with respect to FelCor’s InterContinental Hotels branded hotels (included as an exhibit to the Leasehold Acquisition Agreement, which was filed as Exhibit 10.28 to FelCor’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.2.2
Omnibus Agreement between FelCor and all its various subsidiaries, controlled entities and affiliates, and Six Continents Hotels, Inc. and all its various subsidiaries, controlled entities and affiliates, with respect to FelCor’s InterContinental Hotels branded hotels (filed as Exhibit 10.2.2 to FelCor’s Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), and incorporated herein by reference).

10.3.1
Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective prior to July 28, 2004 (filed as Exhibit 10.5 to the 2001 Form 10-K, and incorporated herein by reference).

10.3.2
Form of Management Agreement between subsidiaries of FelCor, as owner, and a subsidiary of Hilton Hotels Corporation, as manager, with respect to FelCor’s Embassy Suites Hotels branded hotels, including the form of Embassy Suites Hotels License Agreement attached as an exhibit thereto, effective July 28, 2004 (filed as Exhibit 10.3.2 to FelCor’s Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”), and incorporated herein by reference).

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

10.6
Executive Employment Agreement, dated effective as of February 1, 2006, between FelCor and Thomas J. Corcoran, Jr. (filed as Exhibit 10.36 to FelCor’s Form 8-K, dated February 7, 2006, and incorporated herein by reference).

10.6.1	Letter Agreement dated March 1, 2008 between Thomas J. Corcoran, Jr. and FelCor (filed as Exhibit 101 to FelCor’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.7
Executive Employment Agreement dated October 19, 2007, between FelCor and Richard A. Smith (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

10.8
Form of 2007 Change in Control and Severance Agreement between FelCor and each of Rick Smith, Andy Welch, Mike DeNicola, Troy Pentecost, Jon Yellen and Tom Corcoran (filed as Exhibit 10.1 to FelCor’s Form 8-K dated October 23, 2007, and incorporated herein by reference).

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

10.14
FelCor’s 2005 Restricted Stock and Stock Option Plan as amended (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-151066) and incorporated herein by reference).

10.15
Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K, dated April 26, 2005, and incorporated herein by reference).

10.16
Form of Employee Stock Grant and Supplemental Long-Term Cash Payment Agreement dated as of February 19, 2009 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 20, 2009, and incorporated herein by reference).

10.16.1
Amendment to Employee Stock Grant and Supplemental Long-Term Cash Payment Agreement dated as of February 19, 2009 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.17	Form of Restricted Payment Contract (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.18	Form of Employee Stock Grant Contract (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.19
Form of Indemnification Agreement by and among FelCor, FelCor LP and individual officers and directors of FelCor (filed as Exhibit 10.1 to FelCor’s 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference; superseding the form of Indemnification Agreement that was filed as Exhibit 10.1 to FelCor’s Form 8-K, dated November 9, 2006, and incorporated herein by reference).

10.20
Form of Guaranty Agreement by and among FelCor, FelCor LP and individual employees of FelCor (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.21	Summary of Amended Annual Compensation Program for Directors of FelCor (filed as Exhibit 10.21 to FelCor’s Form 10-K fir the fiscal year ended December 31, 2009, and incorporated herein by reference).

10.22	Summary of FelCor’s Performance-Based Annual Incentive Compensation Programs (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 18, 2010, and incorporated herein by reference).

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

10.25.1
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

10.25.2
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

10.25.3
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

10.25.4
Form of Guaranty of Recourse Obligations of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.26.1
Loan Agreement, dated as of November 10, 2006, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender, relating to a $250 million loan from lender to borrower (filed as Exhibit 10.35.1 to the FelCor’s Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), and incorporated herein by reference).

10.26.1.1
First Amendment to Loan Agreement and Other Loan Documents, dated as of January 31, 2007, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender (filed as Exhibit 10.35.1.1 to the 2006 Form 10-K and incorporated herein by reference).

10.26.2
Form of Mortgage, Deed of Trust and Security Agreement, each dated as of November 10, 2006, from FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, in favor of Bank of America, N.A., as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.35.2 to the 2006 Form 10-K and incorporated herein by reference).

10.26.3
Form of Amended and Restated Promissory Note, each dated as of January 31, 2007, made by FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. payable to the order of either Bank of America, N.A. or JPMorgan Chase Bank, N.A., as lender, in the original aggregate principal amount of $250 million (filed as Exhibit 10.35.3 to the 2006 Form 10-K and incorporated herein by reference).

10.26.4
Guaranty of Recourse Obligations of Borrower, dated as of November 10, 2006, made by FelCor LP in favor of Bank of America, N.A (filed as Exhibit 10.35.4 to the 2006 Form 10-K and incorporated herein by reference).

10.27.1
Assumption Agreement dated December 14, 2007 by Greenwich Capital Financial Products, Inc., WSRH Indian Wells, L.L.C., FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C. (filed as Exhibit 10.28.1 to the FelCor’s Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”), and incorporated herein by reference).

10.27.2
Amended and Restated Loan Agreement dated December 14, 2007 between FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as borrowers, and Greenwich Financial Products, Inc., as lender (filed as Exhibit 10.28.2 to the 2007 Form 10-K and incorporated herein by reference).

10.27.3
Amended and Restated Promissory Note dated December 14, 2007, in the amount of $87,975,000, made by FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as borrower, in favor of Greenwich Capital Financial Products, Inc., as lender (filed as Exhibit 10.28.3 to the 2007 Form 10-K and incorporated herein by reference).

10.27.4
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated December 14, 2007 by FelCor Esmeralda (SPE), L.L.C. and FelCor Esmeralda Leasing (SPE), L.L.C., as trustors, to First American Title Insurance Company, as trustee, and Greenwich Capital Financial Products, Inc., as lender(filed as Exhibit 10.28.4 to the 2007 Form 10-K and incorporated herein by reference).

10.28.1
Assumption Agreement dated December 14, 2007 by Greenwich Capital Financial Products, Inc., WSRH VSP, L.P., FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C. (filed as Exhibit 10.29.1 to the 2007 Form 10-K and incorporated herein by reference).

10.28.2
Second Amended and Restated Loan Agreement dated December 14, 2007 between FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrowers, and Greenwich Financial Products, Inc., as lender (filed as Exhibit 10.29.2 to the 2007 Form 10-K and incorporated herein by reference).

10.28.3
Second Amended and Restated Promissory Note dated December 14, 2007, in the amount of $89,250,000, made by FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrower, in favor of Greenwich Capital Financial Products, Inc., as lender (filed as Exhibit 10.29.3 to the 2007 Form 10-K and incorporated herein by reference).

10.28.4
Second Amended and Restated Leasehold Mortgage, Security Agreement and Fixture Filing dated December 14, 2007 by FelCor St. Pete (SPE), L.L.C. and FelCor St. Pete Leasing (SPE), L.L.C., as borrower, and Greenwich Capital Financial Products, Inc., as lender (filed as Exhibit 10.29.4 to the 2007 Form 10-K and incorporated herein by reference).

10.29.1
Loan Agreement, dated March 31, 2009, by and between FelCor/CSS (SPE), L.L.C., as borrower, The Prudential Insurance Company of America, as lender, and joined by DJONT Operations, L.L.C. (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.29.2
Form of Mortgage and Security Agreement, dated March 31, 2009, executed by FelCor/CSS (SPE), L.L.C. and DJONT Operations, L.L.C. for the benefit of The Prudential Insurance Company of America (filed as Exhibit 10.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.29.3
Promissory Note, dated March 31, 2009, made by FelCor/CSS (SPE), L.L.C., as borrower, in favor of The Prudential Insurance Company of America (filed as Exhibit 10.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.29.4
Recourse Liabilities Guarantee, dated March 31, 2009, made by FelCor and FelCor LP in favor of The Prudential Insurance Company of America (filed as Exhibit 10.6 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.30.1
Term Loan Agreement, dated as of June 12, 2009, among FelCor/JPM Hospitality (SPE), L.L.C. and DJONT/JPM Hospitality Leasing (SPE), L.L.C., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party hereto (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended June 3, 2009, and incorporated herein by reference).

10.30.2
Form of Mortgage/Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2009, granted by FelCor/JPM Hospitality (SPE), L.L.C. and DJONT/JPM Hospitality Leasing (SPE), L.L.C. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.30.3
Form of Note, dated as of June 12, 2009, executed by FelCor/JPM Hospitality (SPE), L.L.C. and DJONT/JPM Hospitality Leasing (SPE), L.L.C. for the benefit of the lenders (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.30.4
Form of Carve Out Guaranty, dated as of June 12, 2009, by FelCor in favor of JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to FelCor’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.30.5
Form of Recourse Guaranty, dated as of June 12, 2009, by FelCor in favor of JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to FelCor’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.31
Pledge Agreement dated October 13, 2009, by and among FelCor, FelCor LP, certain subsidiary pledgors named therein, FelCor Holdings Trust, and U.S. Bank National Association (filed as Exhibit 10.1 to FelCor’s Form 8-K dated October 13, 2009, and incorporated herein by reference).

21*	List of Subsidiaries of FelCor.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

----------------------
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware Limited Partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

	By:	/s/ Jonathan H. Yellen
Jonathan H. Yellen
Executive Vice President
Date:	February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
February 25, 2010	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
February 25, 2010	/s/ Andrew J. Welch
Andrew J. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 25, 2010	/s/ Lester C. Johnson
Lester C. Johnson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 25, 2010	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 25, 2010	/s/ Melinda J. Bush
Melinda J. Bush, Director
February 25, 2010	/s/ Glenn A. Carlin
Glenn A. Carlin, Director
February 25, 2010	/s/ Robert F. Cotter
Robert F. Cotter, Director
February 25, 2010	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director
February 25, 2010	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director
February 25, 2010	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 25, 2010	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 25, 2010	/s/ Mark D. Rozells
Mark D. Rozells, Director