Form 10-Q
period 2010-03-31
FelCor Lodging LP
filed 2010-05-04
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

FELCOR LODGING LIMITED PARTNERSHIP

PART I -- FINANCIAL INFORMATION

Item 1.                      Financial Statements

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2010	December 31, 2009
Assets
Investment in hotels, net of accumulated depreciation of $936,120 at March 31, 2010 and $916,604 at December 31, 2009	$2,131,646	$2,180,394
Investment in unconsolidated entities	80,230	82,040
Cash and cash equivalents	276,008	263,531
Restricted cash	18,943	18,708
Accounts receivable, net of allowance for doubtful accounts of $317 at March 31, 2010 and $406 at December 31, 2009	35,285	28,678
Deferred expenses, net of accumulated amortization of $16,130 at March 31, 2010 and $14,502 at December 31, 2009	19,825	19,977
Other assets	32,902	32,666
Total assets	$2,594,839	$2,625,994

Liabilities and Partners’ Capital
Debt, net of discount of $61,764 at March 31, 2010 and $64,267 at December 31, 2009	$1,771,115	$1,773,314
Distributions payable	47,258	37,580
Accrued expenses and other liabilities	162,859	131,339

Total liabilities	1,981,232	1,942,233

Commitments and contingencies

Redeemable units at redemption value, 295 units issued and outstanding at March 31, 2010 and December 31, 2009	1,681	1,062

Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at March 31, 2010 and December 31, 2009	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2010 and December 31, 2009	169,412	169,412
Common units, 69,413 units issued at March 31, 2010 and December 31, 2009	85,684	157,705
Accumulated other comprehensive income	25,716	23,637
Total FelCor LP capital	590,174	660,116
Noncontrolling interests	21,752	22,583
Total partners’ capital	611,926	682,699

Total liabilities and partners’ capital	$2,594,839	$2,625,994

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(unaudited, in thousands, except for per unit data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Hotel operating revenue	$226,039	$227,733
Other revenue	365	286
Total revenues	226,404	228,019
Expenses:
Hotel departmental expenses	81,782	79,245
Other property related costs	65,604	65,354
Management and franchise fees	10,535	11,141
Taxes, insurance and lease expense	24,680	24,662
Corporate expenses	9,847	6,122
Depreciation and amortization	37,598	36,651
Impairment loss	21,060	-
Other expenses	561	696
Total operating expenses	251,667	223,871

Operating income (loss)	(25,263)	4,148
Interest expense, net	(36,240)	(21,292)
Loss before equity in loss from unconsolidated entities	(61,503)	(17,144)
Equity in loss from unconsolidated entities	(1,474)	(3,424)
Loss from continuing operations	(62,977)	(20,568)
Discontinued operations	35	(854)
Net loss	(62,942)	(21,422)
Net loss attributable to noncontrolling interests	229	216
Net loss attributable to FelCor LP	(62,713)	(21,206)
Preferred distributions	(9,678)	(9,678)
Net loss attributable to FelCor LP common unitholders	$(72,391)	$(30,884)
Basic and diluted per common unit data:
Loss from continuing operations	$(1.14)	$(0.47)
Net loss	$(1.14)	$(0.49)
Basic and diluted weighted average common units outstanding	63,770	63,285

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2010 and 2009
(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Net loss	$(62,942)	$(21,422)
Foreign currency translation adjustment	2,079	(1,709)
Comprehensive loss	(60,863)	(23,131)
Comprehensive loss attributable to noncontrolling interests	229	216
Comprehensive loss attributable to FelCor LP	$(60,634)	$(22,915)

The accompanying notes are an integral part of these consolidated financial statements

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2010 and 2009
(unaudited, in thousands)

	Preferred Units	Partnership Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2008	$478,774	$300,913	$15,418	$23,784	$818,889
Foreign exchange translation	-	-	(1,709)	-	(1,709)
FelCor restricted stock compensation	-	1,319	-	-	1,319
Contributions	-	-	-	85	85
Distributions	-	(9,678)	-	(397)	(10,075)
Allocation to redeemable units	-	143	-	-	143
Other	-	(6)	-	-	(6)
Net loss	-	(21,206)	-	(216)	(21,422)
Balance at March 31, 2009	$478,774	$271,485	$13,709	$23,256	$787,224

Balance at December 31, 2009	$478,774	$157,705	$23,637	$22,583	$682,699
Foreign exchange translation	-	-	2,079	-	2,079
FelCor restricted stock compensation	-	999	-	-	999
Distributions	-	(9,678)	-	(602)	(10,280)
Allocation to redeemable units	-	(619)	-	-	(619)
Other	-	(10)	-	-	(10)
Net loss	-	(62,713)	-	(229)	(62,942)
Balance at March 31, 2010	$478,774	$85,684	$25,716	$21,752	$611,926

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(62,942)	$(21,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,598	37,385
Amortization of deferred financing fees and debt discount	4,131	714
Amortization of unearned officers’ and directors’ compensation	1,616	1,398
Equity in loss from unconsolidated entities	1,474	3,424
Distributions of income from unconsolidated entities	142	585
Impairment loss	21,060	1,368
Changes in assets and liabilities:
Accounts receivable	(7,269)	(1,776)
Restricted cash – operations	984	897
Other assets	(1,879)	1,242
Accrued expenses and other liabilities	33,597	634
Net cash flow provided by operating activities	28,512	24,449

Cash flows from investing activities:
Improvements and additions to hotels	(8,200)	(25,274)
Additions to condominium project	(110)	(48)
Change in restricted cash – investing	(1,219)	(56)
Redemption of investment securities	-	473
Distributions from unconsolidated entities	559	2,200
Contributions to unconsolidated entities	(300)	-
Net cash flow used in investing activities	(9,270)	(22,705)

Cash flows from financing activities:
Proceeds from borrowings	81	198,317
Repayment of borrowings	(4,783)	(184,980)
Payment of deferred financing fees	(1,695)	(1,982)
Distributions paid to noncontrolling interests	(602)	(397)
Contributions from noncontrolling interests	-	85
Distributions paid to preferred unitholders	-	(9,678)
Net cash flow provided by (used in) financing activities	(6,999)	1,365

Effect of exchange rate changes on cash	234	(340)
Net change in cash and cash equivalents	12,477	2,769
Cash and cash equivalents at beginning of periods	263,531	50,187
Cash and cash equivalents at end of periods	$276,008	$52,956

Supplemental cash flow information – interest paid	$14,166	$13,105

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 84 hotels with approximately 24,000 rooms at March 31, 2010.  The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT.  All of FelCor’s operations are conducted solely through FelCor LP, and at March 31, 2010, FelCor owned a greater than 99% partnership interest in FelCor LP.

Of the 84 hotels in which we had an ownership interest at March 31, 2010, we owned a 100% interest in 64 hotels, a 90% or greater interest in entities owning four hotels, an 81% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 14 hotels.  We consolidate our real estate interests in the 70 hotels in which we held greater than 50% ownership interests, and we record the real estate interests of the 14 hotels in which we held 50% ownership interests using the equity method.

At March 31, 2010, 83 of the 84 hotels in which we had ownership interests, were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held greater than 50% ownership interests and had direct or indirect controlling interests in the lessees of the 83 hotels that were leased to operating lessees.  Because we owned controlling interests in these lessees (including 13 of the 14 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 83 hotels as our Consolidated Hotels).  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 13 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and more than 50% of the real estate interests in each of the remaining 70 hotels.

At March 31, 2010, we had an aggregate of 65,722,628 redeemable and common units of FelCor LP outstanding.

The following table illustrates the distribution of our 83 Consolidated Hotels among our various brands at March 31, 2010:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,132
Holiday Inn®	15	5,154
Sheraton® and Westin®	9	3,217
Doubletree®	7	1,471
Marriott® and Renaissance®	3	1,321
Hilton®	2	559
Total	83	23,854

At March 31, 2010, our Consolidated Hotels were located in the United States (81 hotels in 23 states) and Canada (two hotels in Toronto, Ontario), with concentrations in California (15 hotels), Florida (12 hotels) and Texas (11 hotels).  Approximately 53% of our hotel room revenues were generated from hotels in these three states during the first three months of 2010.

At March 31, 2010, of our 83 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 15 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, and (iv) independent management companies managed two hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our quarterly period ending March 31, 2010 and 2009 includes the results of operations for our Marriott-managed hotels for the 12 week period ending March 26, 2010 and March 27, 2009, respectively.

The information in our consolidated financial statements for the three months ended March 31, 2010 and 2009 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three months ended March 31, 2010 and 2009, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 14 hotels at March 31, 2010 and 15 hotels at December 31, 2009.  We also own a 50% interest in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	March 31, 2010	December 31, 2009
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$252,764	$259,977
Total assets	$271,538	$279,611
Debt	$211,271	$214,963
Total liabilities	$215,136	$220,389
Equity	$56,402	$59,222

Our unconsolidated entities’ debt at March 31, 2010 and December 31, 2009 consisted entirely of non-recourse mortgage debt.

In April 2010, we contributed $23 million to an unconsolidated joint venture.  That contribution, along with a $23 million contribution from our joint venture partner, was used to pay-off the joint venture’s $46 million mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2010	2009
Total revenues	$12,739	$14,738
Net loss	$(3,136)	$(4,962	)(a)

Net loss attributable to FelCor LP	$(1,568)	$(2,481)
Impairment loss	-	(476	)(b)
Gain on joint venture liquidation	559 (b)	-
Depreciation of cost in excess of book value	(465)	(467)
Equity in loss from unconsolidated entities	$(1,474)	$(3,424)

(a)	Net loss includes a $3.2 million impairment charge with regard to the sales of two hotels then-owned by one of our joint ventures. The impairment was based on actual sales contracts (a Level 2 input).

(b)As a result of a 2009 impairment charge recorded by a joint venture, the net book value of the joint venture’s assets no longer supported the recovery of our investment.  Therefore, we recorded an additional 2009 impairment charge to reduce our investment in the joint venture to zero.  In March 2010, the joint venture sold its remaining hotel asset for $3.7 million, with respect to which we received $559,000 in net proceeds.  We have no obligation to provide this joint venture with future funding.

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	March 31, 2010	December 31, 2009
Hotel-related investments	$18,192	$18,969
Cost in excess of book value of hotel investments	51,965	52,429
Land and condominium investments	10,073	10,642
	$80,230	$82,040

The following table summarizes the components of our equity in loss from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2010	2009
Hotel investments	$(905)	$(2,826)
Other investments	(569)	(598)
Equity in loss from unconsolidated entities	$(1,474)	$(3,424)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Debt

Consolidated debt consisted of the following (in thousands):

	Encumbered					March 31,	December 31,
	Hotels	Interest Rate			Maturity Date	2010	2009
Mortgage debt(a)	6 hotels		8.73%%		May 2010	$111,758	$112,703
Mortgage debt(b)(c)	5 hotels		8.70		May 2010	97,933	98,639
Mortgage debt(b)(d)	2 hotels		8.62		May 2010	31,740	31,740
Senior notes	none		8.50	(e)	June 2011	86,622	86,604
Mortgage debt(b)	2 hotels		6.15		June 2011(f)	13,631	14,150
Mortgage debt	9 hotels	L +	3.50	(g)	August 2011(h)	199,675	200,425
Mortgage debt	12 hotels	L +	0.93	(i)	November 2011(j)	250,000	250,000
Mortgage debt(b)	2 hotels	L +	1.55	(k)	May 2012(l)	176,627	176,555
Mortgage debt	1 hotel		8.77		May 2013(m)	27,770	27,829
Mortgage debt	7 hotels		9.02		April 2014	116,407	117,422
Mortgage debt(b)	5 hotels		6.66		June - August 2014	70,484	70,917
Senior secured notes(n)	14 hotels		10.00		October 2014	574,913	572,500
Mortgage debt	1 hotel		5.81		July 2016	11,636	11,741
Capital lease and other	1 hotel		9.09		various	1,919	2,089
Total	67 hotels					$1,771,115	$1,773,314

(a)	This loan was refinanced in May 2010, as a consequence of which two hotels were unencumbered.
(b)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.
(c)	These loans were refinanced in May 2010.
(d)
We have been unable to negotiate an acceptable debt modification or reduction that made sense for our stockholders, with regard to these loans.  Therefore, these two hotels will be transferred to the lenders in full satisfaction of the debt.

(e)	As a result of a rating down-grade in February 2009, the interest rate on our 8½% senior notes increased to 9%.
(f)	In February 2010, the maturity date on these loans was extended to June 2011.
(g)	LIBOR for this loan is subject to a 2% floor.
(h)	This loan can be extended for as many as two years, subject to satisfying certain conditions.
(i)	We have purchased an interest rate cap that caps LIBOR at 7.8% and expires in November 2010 for this notional amount.
(j)	The maturity date assumes that we will exercise the remaining one-year extension option that is exercisable, at our sole discretion, and would extend the current November 2010 maturity to 2011.
(k)	We have purchased interest rate caps that cap LIBOR at 6.5% and expire in May 2010 for aggregate notional amounts of $177 million.
(l)	We have exercised the first of three successive one-year extension options that extend, at our sole discretion, maturity to 2012.
(m)	In February 2010, the maturity date on this loan was extended to May 2013.
(n)	These notes have $636 million in aggregate principal outstanding and were sold at a discount that provides an effective yield of 12.875% before transaction costs.

We reported $36.2 million and $21.3 million of interest expense for the three months ended March 31, 2010 and 2009, respectively, which is net of: (i) interest income of $105,000 and $177,000, respectively, and (ii) capitalized interest of $145,000 and $232,000, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Room revenue	$177,260	$178,179
Food and beverage revenue	35,496	35,851
Other operating departments	13,283	13,703
Total hotel operating revenue	$226,039	$227,733

Nearly 100% of our revenue in all periods presented was comprised of hotel operating revenue, which includes room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephones, parking and business centers).  These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us.  All revenues are recorded on an accrual basis, as earned.  Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense.  The remainder of our revenue was derived from other sources.

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$47,787	21.1%	$45,222	19.9%
Food and beverage	27,909	12.4	27,887	12.2
Other operating departments	6,086	2.7	6,136	2.7
Total hotel departmental expenses	$81,782	36.2%	$79,245	34.8%

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,107	9.3%	$20,894	9.2%
Marketing	19,562	8.7	19,525	8.6
Repair and maintenance	12,949	5.7	12,560	5.5
Utilities	11,986	5.3	12,375	5.4
Total other property operating costs	$65,604	29.0%	$65,354	28.7%

Hotel departmental expenses and other property operating costs include hotel employee compensation and benefit expenses of $73.4 million and $72.1 million for the three months ended March 31, 2010 and 2009, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Operating lease expense(a)	$11,648	$12,247
Real estate and other taxes	9,463	9,018
Property insurance, general liability insurance	3,569	3,397
Total taxes, insurance and lease expense	$24,680	$24,662

(a)
Includes hotel lease expense of $9.5 million and $10.1 million for the three months ended March 31, 2010 and 2009, respectively, associated with hotels owned by unconsolidated entities and leased to our consolidated lessees.  Lease expense includes $3.0 million and $4.4 million in percentage rent for hotel leases and ground leases for the three months ended March 31, 2010 and 2009, respectively.

6.           Impairment

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

During the quarter ended March 31, 2010, we determined that we would be unable to negotiate satisfactory modifications or reductions on loans secured by two hotels that make sense for our unitholders.  Therefore, we recorded a $21.1 million impairment charge in connection with our decision to transfer these hotels to the lenders in full satisfaction of the debt secured by that hotel.  These hotels’ cash flows did not cover debt service, and we stopped funding shortfalls in December 2009.  We consider these hotels as part of continuing operations until the hotels are transferred, and the debt satisfied, whereupon we expect to record gains on extinguishment of debt aggregating approximately $12 million.  We estimated the hotels’ fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information.  The cash flows used for determining the fair values were discounted using market based discounts generally used for operationally and geographically similar assets.  The inputs used to determine the fair values of these hotels are classified as Level 3 under the authoritative guidance for fair value measurements.

During the quarter ended March 31, 2009, we recorded a $1.4 million impairment charge related to one of our sale candidate hotels.  This valuation was based on a third-party offer to purchase (a Level 2 input) at a price less than our previously estimated fair value.

We did not have any hotels held for sale at March 31, 2010.  We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) when a buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or if we shorten our contemplated holding period for certain of our hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           Discontinued Operations

Discontinued operations include results of operations of two hotels sold in December 2009.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended March 31,
	2010	2009
Hotel operating revenue	$35	$6,269
Operating expenses(a)	-	(7,123)
Income (loss) from discontinued operations	$35	$(854)

(a)	Includes impairment charges of $1.4 million during the three months ended March 31, 2009.

8.           Loss Per Unit

The following table sets forth computation of basic and diluted loss per unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss attributable to FelCor LP	$(62,713)	$(21,206)
Discontinued operations attributable to FelCor LP	(35)	850
Loss from continuing operations attributable to FelCor LP	(62,748)	(20,356)
Less: Preferred distributions	(9,678)	(9,678)
Loss from continuing operations attributable to FelCor LP common unitholders	(72,426)	(30,034)
Discontinued operations attributable to FelCor LP	35	(850)
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(72,391)	$(30,884)
Denominator:
Denominator for basic and diluted loss per unit	63,770	63,285
Basic and diluted loss per unit data:
Loss from continuing operations	$(1.14)	$(0.47)
Discontinued operations	$-	$(0.01)
Net loss	$(1.14)	$(0.49)

Securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted loss per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Series A convertible preferred units	9,985	9,985

Series A preferred distributions that would be excluded from net loss attributable to FelCor LP common unitholders, if these Series A preferred units were dilutive, were $6.3 million for the three months ended March 31, 2010 and 2009.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.            Suspension of Distributions

We suspended payment of our common distribution in December 2008 and our preferred distribution in March 2009 (we paid approximately $10 million of preferred distributions in January 2009).  Our ability to pay cash distributions is limited by the indenture governing our senior secured notes whenever we fail to meet a defined financial ratio threshold, as in the current circumstances; consequently, we do not expect to pay any common or preferred cash distributions during 2010.  Distributions are not paid unless declared by FelCor’s Board of Directors; however, any unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to reinstatement of common distributions.  FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition including the outcome of refinancing debt maturities and capital requirements, as well as FelCor’s minimum REIT distribution requirements.  We had accrued $47.3 million and $37.6 million in distributions payable on our Series A and Series C preferred units at March 31, 2010 and December 31, 2009, respectively.

10.           Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of March 31, 2010.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data; and (iii) our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of all our debt was $1.8 billion at March 31, 2010).

11.           Recently Adopted Accounting Standards

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

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The guidance was effective for us beginning January 1, 2010, and accordingly, we have reevaluated our interests in our entities to determine that the entities are reflected properly in the financial statements as investments or consolidated entities.  Based on our evaluation, we have concluded that we do not have any variable interest entities that are impacted by this new accounting standard.

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

CONSOLIDATING BALANCE SHEET
March 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$60,082	$435,748	$1,635,816	$-	$2,131,646
Equity investment in consolidated entities	972,954	-	-	(972,954)	-
Investment in unconsolidated entities	65,543	13,205	1,482	-	80,230
Cash and cash equivalents	226,197	48,987	824	-	276,008
Restricted cash	-	3,209	15,734	-	18,943
Accounts receivable	1,431	33,556	298	-	35,285
Deferred expenses	12,244	-	7,581	-	19,825
Other assets	6,971	21,078	4,853	-	32,902

Total assets	$1,345,422	$555,783	$1,666,588	$(972,954)	$2,594,839

Debt	$661,536	$1,485	$1,108,094	$-	$1,771,115
Distributions payable	47,258	-	-	-	47,258
Accrued expenses and other liabilities	44,773	106,271	11,815	-	162,859

Total liabilities	753,567	107,756	1,119,909	-	1,981,232

Redeemable units, at redemption value	1,681	-	-	-	1,681

Preferred units	478,774	-	-	-	478,774
Common units	111,400	422,282	524,956	(972,954)	85,684
Accumulated other comprehensive income	-	25,716	-	-	25,716
Total FelCor LP partners’ capital	590,174	447,998	524,956	(972,954)	590,174
Noncontrolling interests	-	29	21,723	-	21,752
Total capital	590,174	448,027	546,679	(972,954)	611,926
Total liabilities and capital	$1,345,422	$555,783	$1,666,588	$(972,954)	$2,594,839

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$226,039	$-	$-	$226,039
Percentage lease revenue	2,304	-	52,055	(54,359)	-
Other revenue	-	321	44	-	365
Total revenue	2,304	226,360	52,099	(54,359)	226,404

Expenses:
Hotel operating expenses	-	157,921	-	-	157,921
Taxes, insurance and lease expense	593	69,676	8,770	(54,359)	24,680
Corporate expenses	700	4,385	4,762	-	9,847
Depreciation and amortization	2,051	8,704	26,843	-	37,598
Impairment loss	-	-	21,060	-	21,060
Other expenses	-	515	46	-	561
Total operating expenses	3,344	241,201	61,481	(54,359)	251,667
Operating loss	(1,040)	(14,841)	(9,382)	-	(25,263)
Interest expense, net	(20,330)	(704)	(15,206)	-	(36,240)
Loss before equity in income from unconsolidated entities and noncontrolling interests	(21,370)	(15,545)	(24,588)	-	(61,503)
Equity in loss from consolidated entities	(40,345)	-	-	40,345	-
Equity in loss from unconsolidated entities	(998)	(458)	(18)	-	(1,474)
Net loss from continuing operations	(62,713)	(16,003)	(24,606)	40,345	(62,977)
Discontinued operations from consolidated entities	-	35	-	-	35
Net loss	(62,713)	(15,968)	(24,606)	40,345	(62,942)
Net loss attributable to noncontrolling interests	-	86	143	-	229
Net loss attributable to FelCor LP	(62,713)	(15,882)	(24,463)	40,345	(62,713)
Preferred distributions	(9,678)	-	-	-	(9,678)
Net loss applicable to FelCor LP unitholders	$(72,391)	$(15,882)	$(24,463)	$40,345	$(72,391)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$227,733	$-	$-	$227,733
Percentage lease revenue	4,479	-	39,115	(43,594)	-
Other revenue	4	239	43	-	286
Total revenue	4,483	227,972	39,158	(43,594)	228,019

Expenses:
Hotel operating expenses	-	155,740	-	-	155,740
Taxes, insurance and lease expense	558	60,815	6,883	(43,594)	24,662
Corporate expenses	241	3,823	2,058	-	6,122
Depreciation and amortization	2,967	13,612	20,072	-	36,651
Other expenses	(11)	664	43	-	696
Total operating expenses	3,755	234,654	29,056	(43,594)	223,871
Operating income (loss)	728	(6,682)	10,102	-	4,148
Interest expense, net	(9,214)	(2,652)	(9,426)	-	(21,292)
Income (loss) before equity in income from unconsolidated entities and noncontrolling interests	(8,486)	(9,334)	676	-	(17,144)
Equity in loss from consolidated entities	(12,110)	-	-	12,110	-
Equity in loss from unconsolidated entities	(610)	(702)	(2,112)	-	(3,424)
Net loss from continuing operations	(21,206)	(10,036)	(1,436)	12,110	(20,568)
Discontinued operations from consolidated entities	-	(854)	-	-	(854)
Net loss	(21,206)	(10,890)	(1,436)	12,110	(21,422)
Net loss attributable to noncontrolling interests	-	178	38	-	216
Net loss attributable to FelCor LP	(21,206)	(10,712)	(1,398)	12,110	(21,206)
Preferred distributions	(9,678)	-	-	-	(9,678)
Net loss applicable to FelCor LP unitholders	$(30,884)	$(10,712)	$(1,398)	$12,110	$(30,884)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(4,177)	$7,803	$24,886	$28,512
Cash flows from (used in) investing activities	(35)	(1,414)	(7,821)	(9,270)
Cash flows from (used in) financing activities	5,883	5,530	(18,412)	(6,999)
Effect of exchange rates changes on cash	-	234	-	234
Change in cash and cash equivalents	1,671	12,153	(1,347)	12,477
Cash and cash equivalents at beginning of period	224,526	36,834	2,171	263,531
Cash and equivalents at end of period	$226,197	$48,987	$824	$276,008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$2,520	$3,126	$18,803	$24,449
Cash flows from (used in) investing activities	1,140	(11,137)	(12,708)	(22,705)
Cash flows from (used in) financing activities	1,193	8,195	(8,023)	1,365
Effect of exchange rates changes on cash	-	(340)	-	(340)
Change in cash and cash equivalents	4,853	(156)	(1,928)	2,769
Cash and cash equivalents at beginning of period	7,719	40,018	2,450	50,187
Cash and equivalents at end of period	$12,572	$39,862	$522	$52,956

12.           Subsequent Events

In May 2010, we entered into a new $212 million loan, secured by nine hotels, that matures in 2015.  The new loan bears interest at LIBOR (subject to a 3.0% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and were scheduled to mature in May.  With this financing, we resolved all of our remaining 2010 debt maturities on terms that are significantly more favorable than the refinanced debt, and we were able to unencumber two previously mortgaged hotels.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Hotel occupancy trends have reversed and demand has begun to improve in 2010, after reaching historic lows in 2009.  Despite improving occupancy, we expect continued pressure on average daily room rates, or ADR, until demand increases significantly.  While we have experienced an increase in demand in recent periods, consumers and business travelers continue to take advantage of the historically high number of available rooms and a near-term shift in pricing power, as well as correspondingly lower ADR.

In the first quarter of 2010, revenue per available room, or RevPAR, at our hotels decreased 0.5%, compared to the first quarter of 2009.  Occupancy at our hotels increased by 7.9%, compared to the prior year, but this was offset by decreases in ADR of 7.8%.  This combination of increased occupancy and lower ADR results in additional pressure on hotel margins because our hotels have more guests, who are paying less.  We continue to work closely with our brand-managers on extensive cost containment initiatives to minimize margin erosion at our hotels.  Many of our hotels have been able to reduce labor costs permanently, and all of our hotels have trimmed non-critical functions.  To this end, while overall costs have increased because of increased occupancy, our hotels have been able to reduce hotel departmental expenses per occupied room by more than 4%, compared to the same quarter last year.

In 2009, we gained more than 1% market share at our hotels, and through the first quarter of 2010, our hotels have been able to slightly improve their overall market position.

In May 2010, we obtained a new $212 million loan, secured by nine hotels, that matures in 2015.  The new loan bears interest at LIBOR (subject to a 3.0% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and were scheduled to mature in May.  With this financing, we resolved all of our remaining 2010 debt maturities on terms that are significantly more favorable than the refinanced debt, and we were able to unencumber two previously mortgaged hotels.  Two remaining loans (totaling $32 million) mature in May 2010.   The cash flows for the hotels that secure those loans do not cover debt service, and we stopped funding the shortfalls in December 2009.  We have been unable to negotiate an acceptable debt modification or reduction that made sense for our stockholders, with regard to these loans.  Therefore, these two hotels will be transferred to the lenders in full satisfaction of the debt.

We suspended our common distribution in December 2008 and our preferred distribution in March 2009.  Although distributions are not paid unless declared by FelCor’s Board of Directors, unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.  Our senior notes currently restrict us from paying any distributions so long as we remain below certain financial ratio thresholds, except to the extent necessary to satisfy FelCor’s REIT distribution requirement.  FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

Financial Comparison (in thousands of dollars, except RevPAR and Hotel EBITDA margin)

	Three Months Ended March 31,		% Change
	2010	2009	2010-2009
RevPAR	$82.87	$83.30	(0.5)%
Hotel EBITDA(a)	$51,043	$55,457	(8.0)%
Hotel EBITDA margin(a)	22.6%	24.4%	(7.4)%
Net loss attributable to FelCor LP(b)	$(62,713)	$(21,206)	(195.7)%
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

(b)	The following amounts are included in net loss attributable to FelCor LP (in thousands):

	Three Months Ended March 31,
	2010	2009
Impairment loss	$(21,060)	$-
Gain on sale of unconsolidated subsidiary	559	-

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010, we recorded a net loss attributable to common unitholders of $72.4 million, or $1.14 per unit, compared to a net loss attributable to common unitholders of $30.9 million, or $0.49 per unit, for the same period in 2009.  The increase in the current year loss compared to the same period in 2009 is attributable primarily to a $14.9 million increase in net interest expense, a $21.1 million impairment charge and reduced margins (which reflects increasing occupancy in the face of decreasing ADR).

In the first quarter of 2010:

•
Total revenue was $226.4 million, a 0.7% decrease compared to the same period in 2009.  The decrease in revenue is attributed principally to a 0.5% decrease in RevPAR, which reflects a 7.9% increase in occupancy and a 7.8% decrease in ADR.

•
Hotel departmental expenses increased $2.5 million compared to the same period in 2009.  As a percentage of total revenue, hotel departmental expenses increased from 34.8% to 36.1% compared to the same period in 2009.  This increase in expense compared to revenue reflects costs associated with the increased occupancy in the face of decreasing ADR.

•	Other property related costs increased $250,000 and increased as a percentage of revenue from 28.7% to 29.0% compared to the same period in 2009.

•
Management and franchise fees decreased $606,000 compared to the same period in 2009, due to lower revenues. As a percent of total revenue, management and franchise fees remained essentially unchanged.

•
Taxes, insurance and lease expense were $24.7 million, consistent with the same period in 2009.  This reflects a $599,000 decrease in operating lease expense (computed as a percentage of hotel revenues in excess of base rent) offset by increases in real estate and other taxes, as well as property and general liability insurance.  Taxes, insurance, and lease expense remained essentially unchanged, relative to total revenue.

•
Corporate expenses increased $3.7 million and increased as a percentage of total revenue from 2.7% to 4.3%.  This increase primarily reflects a temporary change in how FelCor’s long term compensation program is implemented.  Because of the impact of the recession on the trading price of FelCor’s common stock, its Board of Directors determined that issuing restricted stock at exceptionally low trading prices would be unduly dilutive to its stockholders.  In lieu of issuing restricted stock, restricted cash, with which employees could purchase stock, was granted.  To the extent those grants were subject to payroll tax withholding, amounts withheld were recognized as an expense in the first quarter of 2010, rather than expensed over the normal three-year vesting period.

•	Depreciation and amortization expense increased $947,000, compared to the same period in 2009, which is attributable to increased depreciation related to hotel capital expenditures completed in 2009.

•
Impairment charge.  During the quarter ended March 31, 2010, we determined that we would be unable to negotiate satisfactory modifications or reductions on loans secured by two hotels that make sense for our unitholders.  Therefore, we recorded a $21.1 million impairment charge in connection with our decision to transfer these hotels to the lenders in full satisfaction of the debt secured by that hotel.  These hotels’ cash flows did not cover debt service, and we stopped funding shortfalls in December 2009.  We consider these hotels as part of continuing operations until the hotels are transferred, and the debt satisfied, whereupon we expect to record gains on extinguishment of debt aggregating approximately $12 million.

•	Net interest expense increased $14.9 million compared to the same period in 2009. This increase is primarily attributable to our $636 million senior secured notes issued in October 2009.

•
Equity in loss of unconsolidated entities decreased $2.0 million compared to the same period in 2009 because one of our unconsolidated joint ventures recorded a $2.1 million impairment in the prior year.

•	Discontinued operations relates to two hotels sold in December 2009. We recorded a $1.4 million impairment charge in the first quarter of 2009 with respect to one of those hotels.

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

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Total revenues	$226,404	$228,019
Other revenue	(365)	(286)
Hotel operating revenue	226,039	227,733
Hotel operating expenses	(174,996)	(172,276)
Hotel EBITDA	$51,043	$55,457
Hotel EBITDA margin(a)	22.6%	24.4%

(a)	Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expenses to Hotel Operating Expenses
(dollars in thousands)

	Three Months Ended March 31 2010
	2010	2009
Total operating expenses	$251,667	$223,871
Unconsolidated taxes, insurance and lease expense	1,888	1,934
Consolidated hotel lease expense	(9,493)	(10,060)
Corporate expenses	(9,847)	(6,122)
Depreciation and amortization	(37,598)	(36,651)
Impairment loss	(21,060)	-
Other expenses	(561)	(696)
Hotel operating expenses	$174,996	$172,276

The following tables reconcile net loss to Hotel EBITDA and the ratio of operating income to total revenue to Hotel EBITDA margin.

Reconciliation of Net Loss to Hotel EBITDA
(in thousands)

	Three Months Ended March 31,
	2010	2009
Net loss	$(62,942)	$(21,422)
Discontinued operations	(35)	854
Equity in loss (income) from unconsolidated entities	1,474	3,424
Consolidated hotel lease expense	9,493	10,060
Unconsolidated taxes, insurance and lease expense	(1,888)	(1,934)
Interest expense, net	36,240	21,292
Corporate expenses	9,847	6,122
Depreciation and amortization	37,598	36,651
Impairment loss	21,060	-
Other expenses	561	696
Other revenue	(365)	(286)
Hotel EBITDA	$51,043	$55,457

Reconciliation of Ratio of Operating Income (Loss) to Total Revenues to Hotel EBITDA Margin

	Three Months Ended March 31,
	2010	2009
Ratio of operating income (loss) to total revenues	(11.2)%	1.8%
Other revenue	(0.2)	(0.1)
Unconsolidated taxes, insurance and lease expense	(0.8)	(0.8)
Consolidated hotel lease expense	4.2	4.4
Other expenses	0.3	0.3
Corporate expenses	4.4	2.7
Depreciation and amortization	16.6	16.1
Impairment loss	9.3	-
Hotel EBITDA margin	22.6%	24.4%

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

Pro Rata Share of Rooms Owned

The following table sets forth, at March 31, 2010, the pro rata share of hotel rooms owned by us after giving consideration to the portion of rooms owned by our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at March 31, 2010
Consolidated Hotels	83	23,854
Unconsolidated hotel operations	1	171
Total hotels	84	24,025

50% joint ventures	14	(1,795)
60% joint venture	1	(214)
81% joint venture	1	(42)
90% joint ventures	3	(68)
97% joint venture	1	(10)
Total rooms owned by joint venture partners		(2,129)
Pro rata share of rooms owned		21,896

Hotel Portfolio Composition

The following table illustrates the distribution of our 83 Consolidated Hotels by brand, market and location at March 31, 2010.

Brand	Hotels	Rooms	% of Total Rooms	% of 2009 Hotel EBITDA(a)
Embassy Suites Hotels	47	12,132	51	60
Holiday Inn	15	5,154	22	18
Sheraton and Westin	9	3,217	13	9
Doubletree	7	1,471	6	7
Renaissance and Marriott	3	1,321	6	3
Hilton	2	559	2	3

Market
South Florida	5	1,439	6	8
Los Angeles area	4	899	4	6
Atlanta	5	1,462	6	6
Orlando	4	1,038	4	4
Philadelphia	2	729	3	4
Minneapolis	3	736	3	4
San Francisco area	6	2,138	9	4
Dallas	4	1,333	6	4
Central California Coast	2	408	2	4
San Antonio	3	874	4	3
Myrtle Beach	2	640	3	3
Boston	2	532	2	3
San Diego	1	600	3	3
Northern New Jersey	3	756	3	3
Other	37	10,270	42	41

Location
Suburban	35	8,781	37	32
Urban	20	6,358	27	27
Airport	18	5,788	24	24
Resort	10	2,927	12	17

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for three months ended March 31, 2010 and 2009, and the percentage changes thereto between the periods presented, for our Consolidated Hotels.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended March 31,
	2010	2009	%Variance
Embassy Suites Hotels	70.2	66.5	5.6
Holiday Inn	67.6	62.5	8.1
Sheraton and Westin	63.4	55.0	15.2
Doubletree	70.0	63.6	10.1
Renaissance and Marriott	65.3	56.3	16.0
Hilton	46.2	47.3	(2.3)

Total hotels	67.9	62.9	7.9

	ADR ($)
	Three Months Ended March 31,
	2010	2009	%Variance
Embassy Suites Hotels	128.79	138.64	(7.1)
Holiday Inn	104.30	110.45	(5.6)
Sheraton and Westin	104.88	118.11	(11.2)
Doubletree	118.75	139.17	(14.7)
Renaissance and Marriott	183.84	201.68	(8.8)
Hilton	95.75	97.59	(1.9)

Total hotels	122.06	132.37	(7.8)

	RevPAR ($)
	Three Months Ended March 31,
	2010	2009	%Variance
Embassy Suites Hotels	90.43	92.22	(1.9)
Holiday Inn	70.52	69.06	2.1
Sheraton and Westin	66.51	65.01	2.3
Doubletree	83.12	88.47	(6.0)
Renaissance and Marriott	120.08	113.55	5.8
Hilton	44.21	46.13	(4.2)

Total hotels	82.87	83.30	(0.5)

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended March 31,
	2010	2009		% Variance
South Florida	85.1	79.3		7.4
Los Angeles area	70.5	68.6		2.7
Atlanta	75.2	65.6		14.7
Orlando	80.9	75.1		7.7
Philadelphia	60.4	49.4		22.3
Minneapolis	67.0	60.9		10.1
San Francisco area	65.3	55.9		16.8
Dallas	65.4	59.4		10.0
Central California Coast	69.7	76.6		(8.9)
San Antonio	74.7	69.6		7.4
Myrtle Beach	44.1	48.2		(8.5)
Boston	77.1	70.6		9.2
San Diego	71.5	64.0		11.7
Northern New Jersey	59.9	59.6		0.5
	ADR ($)
	Three Months Ended March 31,
	2010	2009		% Variance
South Florida	163.64	170.57		(4.1)
Los Angeles area	132.32	138.48		(4.4)
Atlanta	105.48	111.22		(5.2)
Orlando	114.47	131.55		(13.0)
Philadelphia	111.42	129.62		(14.0)
Minneapolis	125.73	131.14		(4.1)
San Francisco area	122.73	120.64		1.7
Dallas	112.99	126.94		(11.0)
Central California Coast	138.16	136.52		1.2
San Antonio	98.33	105.65		(6.9)
Myrtle Beach	96.37	98.43		(2.1)
Boston	120.19	126.00		(4.6)
San Diego	115.09	132.31		(13.0)
Northern New Jersey	132.26	151.68		(12.8)
	RevPAR ($)
	Three Months Ended March 31,
	2010	2009		% Variance
South Florida	139.33	135.25		3.0
Los Angeles area	93.23	95.04		(1.9)
Atlanta	79.36	72.99		8.7
Orlando	92.65	98.84		(6.3)
Philadelphia	67.34	64.05		5.1
Minneapolis	84.26	79.80		5.6
San Francisco area	80.11	67.43		18.8
Dallas	73.89	75.44		(2.1)
Central California Coast	96.33	104.53		(7.8)
San Antonio	73.46	73.48		-
Myrtle Beach	42.53	47.49		(10.4)
Boston	92.67	88.95		4.2
San Diego	82.33	84.72	.8	(2.8)
Northern New Jersey	79.22	90.37		(12.3)

Hotel Portfolio

The following table sets forth certain descriptive information regarding the 84 hotels in which we held ownership interest at March 31, 2010.

	Brand	State	Rooms	% Owned(a)
Consolidated Hotels
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Phoenix – Crescent	Sheraton	AZ	342
Phoenix – Tempe	Embassy Suites Hotel	AZ	224
Anaheim – North	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349	97%
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Burlingame	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta	Holiday Inn	CA	160
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Wilmington	Doubletree	DE	244	90%
Boca Raton	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek	Sheraton Suites	FL	253
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Airport	Holiday Inn	FL	288
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando– North	Embassy Suites Hotel	FL	277
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Tampa – Tampa Bay	Doubletree Guest Suites	FL	203
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Galleria	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Chicago – North Shore/Deerfield	Embassy Suites Hotel	IL	237
Chicago – Gateway – O’Hare	Sheraton Suites	IL	296
Indianapolis – North	Embassy Suites Hotel	IN	221	81%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Lexington – Lexington Green	Hilton Suites	KY	174
Baton Rouge	Embassy Suites Hotel	LA	223

Hotel Portfolio (continued)

	Brand	State	Rooms	% Owned(a)
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
St. Paul – Downtown	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Raleigh/Durham	Doubletree Guest Suites	NC	203
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Piscataway – Somerset	Embassy Suites Hotel	NJ	221
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – Mills House	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Austin – Central	Embassy Suites Hotel	TX	260	50%
Corpus Christi	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South	Embassy Suites Hotel	TX	305
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Market Center	Embassy Suites Hotel	TX	244
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport	Holiday Inn	TX	397
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center	Sheraton	VT	309
Vienna – Premiere at Tysons Corner	Sheraton	VA	443	50%

Canada
Toronto – Airport	Holiday Inn	Ontario	446
Toronto – Yorkdale	Holiday Inn	Ontario	370

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources

Operating Activities

During the first quarter of 2010, cash from hotel operations satisfied most of our cash requirements.  For the quarter, cash provided by operating activities (primarily hotel operations) was $28.5 million, which reflects a $4.1 million increase, from the same period in 2009, due primarily to increases in accrued expenses (largely from a change in interest payment dates and increased rates on our senior debt), partially offset by declining hotel revenues. At March 31, 2010, we had $276.0 million of cash on hand, including approximately $46.7 million held under management agreements to meet working capital needs.

Travel spending has fallen sharply in the face of the global recession.  Lodging demand was weak in 2009, which adversely affected our Consolidated Hotel RevPAR.  In the first quarter of 2010, occupancy strengthened but was offset by weaker ADR.  We expect our 2010 RevPAR will range from flat to a 3% improvement compared to 2009, which assumes growth in occupancy and a decline in ADR (creating pressure on operating margins).  We expect our cash from operating activities in 2010 to range from $20 million to $30 million.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues.  Some of these operating expenses are difficult to predict and control, which lends volatility in our operating results.  We have implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency.  If RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities

During the first quarter of 2010 cash used in investing activities decreased $13.4 million, compared to the same period in 2009, due primarily to lower spending on hotel capital expenditures.We made extensive capital investments in our hotels from 2006 to 2008, and now nearly all of our hotels have been renovated.  We expect to spend a normal amount of capital going forward to maintain the quality of our hotels.  As a result, we were able to limit capital spending significantly in 2009, and we expect to spend a limited amount of capital in the near future without compromising the value and quality of our hotels.  In the first quarter of 2010, we completed approximately $8.2 million of capital improvements at our hotels and we expect to spend approximately $42 million in 2010.

Our liquidity-preservation efforts also extend to acquisitions and redevelopment projects. We did not acquire any hotels during 2008 or 2009 and postponed spending on redevelopment projects, other than to advance ongoing approval and entitlement processes.

In order to enhance long-term unitholder value, as part of our strategic plan (as in the past and as market conditions allow), we intend to sell lower-growth hotels that no longer meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels and invest in remaining FelCor properties).  We regularly evaluate demand and supply trends for each hotel, portfolio concentration risk and future capital needs.  We expect to identify additional hotels for sale when hotel cash flows recover and the hotel transaction market improves.

Financing Activities

During the first quarter of 2010, cash provided by financing activities decreased by $8.4 million compared to the same period in 2009, due primarily to first quarter 2009 borrowing under our line of credit.  We expect to pay approximately $13 million in normally occurring principal payments in 2010, which will be funded from operating cash flow and cash on hand.

We suspended payment of our common distribution in December 2008 and our preferred distribution in March 2009 (we paid approximately $10 million of preferred distributions in January 2009).  Our ability to pay cash distributions is limited by the indenture governing our senior secured notes whenever we fail to meet a defined financial ratio threshold, as in the current circumstances; consequently, we do not expect to pay any common or preferred cash distributions during 2010.  Distributions are not paid unless declared by FelCor’s Board of Directors; however, any unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to reinstatement of common distributions.  FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition including the outcome of refinancing debt maturities and capital requirements, as well as FelCor’s minimum REIT distribution requirements.

Capital markets, and our access to financing on reasonably acceptable terms, have historically been affected by external events and circumstances, such as recessions, major bank failures, rising unemployment, shrinking GDP, acts of terrorism, etc.  Events or circumstances of similar magnitude or impact could adversely affect the availability and cost of our capital going forward.

Secured Debt. At March 31, 2010, we had a total of $1.7 billion of consolidated secured debt with 67 encumbered consolidated hotels with a $2.0 billion aggregate net book value (including 14 hotels that are encumbered by our senior secured notes).  In May 2010, we obtained a new five-year loan for approximately $212 million secured by nine hotels.  The loan proceeds were used to repay $210 million in loans scheduled to mature in May 2010, secured by 11 hotels (including the nine hotels securing the new loan).  The new loan bears interest at LIBOR (subject to a 3% floor) plus 5.10%.   With this new financing, we resolved all of our remaining 2010 maturities on terms that are significantly more favorable than the refinanced debt, and we were able to unencumber two previously mortgaged hotels.  In February 2010, we extended the maturity of a loan secured by a hotel from May 2010 to May 2013.  Two remaining loans (totaling $32 million) mature in May 2010.  The cash flows for the hotels that secure those loans do not cover debt service, and we stopped funding the shortfalls in December 2009.  We have been unable to negotiate an acceptable debt modification or reduction that made sense for our stockholders, with regard to these loans.  Therefore, these two hotels will be transferred to the lenders in full satisfaction of the debt.

Except in the case of our senior secured notes, our mortgage debt is generally recourse solely to the specific hotels securing the debt except in case of fraud, misapplication of funds and other customary recourse carve-out provisions, which could extend recourse to us.  Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

Some of our secured debt includes lock-box arrangements under certain circumstances. We are generally permitted to retain an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves, but the remaining revenues flow through a lock-box if a specified debt service coverage ratio is not met.  With the exception of one hotel, all of our hotels subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

Senior Notes.   In October 2009, we issued $636 million in aggregate principal amount of our 10% senior secured notes due 2014.  These notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor’s REIT qualification test; (iii) repurchase FelCor’s capital stock; or (iv) merge.  We are currently prohibited from paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor’s REIT qualification requirement that it distribute currently at least 90% of its taxable income.  These notes are guaranteed by us, and payment of those obligations is secured by a pledge of FelCor’s limited partnership interest in us, a combination of first lien mortgages and related security interests and/or negative pledges on up to 14 hotels,  and pledges of equity interests in certain of our subsidiaries.  In addition, we redeemed all of our floating-rate senior notes and all but $87 million of our 8½% senior notes and amended the indenture governing the latter to eliminate substantially all of the restrictive covenants, guarantees, collateral and certain events of default provisions.

Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $427.2 million at March 31, 2010 and December 31, 2009.  These interest rate caps were not designated as hedges and had insignificant fair values at both March 31, 2010 and December 31, 2009, resulting in no significant net earnings impact.

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

At March 31, 2010, approximately 65% of our consolidated debt had fixed interest rates.

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

Expected Maturity Date
at March 31, 2010
(dollars in thousands)

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$247,918	$105,965	$4,544	$32,690	$805,052	$9,376	$1,205,545	1,234,079
Average interest rate	8.70%	8.62%	7.68%	8.61%	9.61%	5.81%	9.27%
Floating-rate:
Debt	1,809	448,300	177,225	-	-	-	627,334	558,681
Average interest rate(a)	5.20%	3.76%	4.26%	-	-	-	3.91%
Total debt	$249,727	$554,265	$181,769	$32,690	$805,052	$9,376	$1,832,879
Average interest rate	8.67%	4.69%	4.35%	8.61%	9.61%	5.81%	7.43%
Net discount							(61,764)
Total debt							$1,771,115

(a)	The average floating interest rate represents the implied forward rates in the yield curve at March 31, 2010.

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

PART II -- OTHER INFORMATION

Item 5.                      Other Information

On May 3, 2010, certain of our subsidiaries entered into a Credit Agreement (the “Loan Agreement”) with Fortress Credit Corp., as the administrative agent and lender, and the other lenders thereto, providing for a loan in the original principal amount of $212,000,000 (the “Loan”).  The Loan has a term of five years and bears a variable interest rate (LIBOR, subject to a floor of 3%, plus 5.10%).  The Loan is secured by first priority mortgages on nine hotel properties owned by certain of the borrowers and a pledge of the equity interests of the borrowers.  The Loan Agreement, which contains no corporate-level financial covenants, includes prepayment rights and allows for partial release of collateral, subject to certain conditions.  The Loan is subject to acceleration upon the occurrence of certain events of default.  The Loan is nonrecourse, except for certain customary recourse carveouts.  FelCor LP has guaranteed the recourse carveouts.  The proceeds from the Loan were used to repay existing $210 million in loans maturing in May 2010, which were secured by 11 hotels, including the nine hotels securing the new loan, leaving two hotels unencumbered.

Item 6.                      Exhibits

           The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
4.1
Third Supplemental Indenture, dated as of March 23, 2010, by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral agent, relating to the 10% Senior Secured Notes due 2014 (filed as Exhibit 4.1 to FelCor’s Form 10-Q for the period ended March 31, 2010, and incorporated herein by reference).

10.1
Form of Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral agent, relating to the 10% Senior Secured Notes due 2014 (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the period ended March 31, 2010, and incorporated herein by reference).

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

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its general partner

Date: May 3, 2010	By:	/s/ Lester C. Johnson
		Name: Title:	Lester C. Johnson Senior Vice President and Chief Accounting Officer