Form 10-Q
period 2010-06-30
FelCor Lodging LP
filed 2010-08-04
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

FELCOR LODGING LIMITED PARTNERSHIP

INDEX

Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets June 30, 2010 and December 31, 2009 (unaudited)	3
	Consolidated Statements of Operations – For the Three and Six Months Ended
	June 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) – For the Three and Six Months
	Ended June 30, 2010 and 2009 (unaudited)	5
	Consolidated Statements of Partners’ Capital – For the Six Months Ended June 30, 2010
	and 2009 (unaudited)	6
	Consolidated Statements of Cash Flows – For the Six Months Ended June 30, 2010 and
	2009 (unaudited)	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	General	25
	Results of Operations	26
	Non-GAAP Financial Measures	28
	Pro Rata Share of Rooms Owned	30
	Hotel Portfolio Composition	31
	Hotel Operating Statistics	32
	Hotel Portfolio	34
	Liquidity and Capital Resources	36
	Inflation	38
	Seasonality	38
	Disclosure Regarding Forward-Looking Statements	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

	PART II - OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	40
Item 6.	Exhibits	40

SIGNATURE		41

PART I -- FINANCIAL INFORMATION

Item 1.                      Financial Statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2010	December 31, 2009
Assets
Investment in hotels, net of accumulated depreciation of $958,462 at June 30, 2010 and $916,604 at December 31, 2009	$2,102,908	$2,180,394
Investment in unconsolidated entities	104,372	82,040
Cash and cash equivalents	281,474	263,531
Restricted cash	17,288	18,708
Accounts receivable, net of allowance for doubtful accounts of $315 at June 30, 2010 and $406 at December 31, 2009	33,618	28,678
Deferred expenses, net of accumulated amortization of $13,993 at June 30, 2010 and $14,502 at December 31, 2009	22,828	19,977
Other assets	37,387	32,666
Total assets	$2,599,875	$2,625,994

Liabilities and Partners’ Capital
Debt, net of discount of $58,567 at June 30, 2010 and $64,267 at December 31, 2009	$1,596,635	$1,773,314
Distributions payable	56,936	37,580
Accrued expenses and other liabilities	156,808	131,339
Total liabilities	1,810,379	1,942,233

Commitments and contingencies

Redeemable units at redemption value, 295 units issued and outstanding at June 30, 2010 and December 31, 2009	1,472	1,062

Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at June 30, 2010 and December 31, 2009	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at June 30, 2010 and December 31, 2009	169,412	169,412
Common units, 101,038 and 69,413 units issued at June 30, 2010 and December 31, 2009, respectively	264,435	157,705
Accumulated other comprehensive income	22,985	23,637

Total FelCor LP partners’ capital	766,194	660,116
Noncontrolling interests	21,830	22,583
Total partners’ capital	788,024	682,699

Total liabilities and partners’ capital	$2,599,875	$2,625,994

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(unaudited, in thousands, except for per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Hotel operating revenue	$249,329	$235,269	$475,368	$463,002
Other revenue	1,007	988	1,372	1,274
Total revenues	250,336	236,257	476,740	464,276

Expenses:
Hotel departmental expenses	86,974	81,487	168,756	160,732
Other property related costs	67,466	63,956	133,070	129,310
Management and franchise fees	11,884	11,043	22,419	22,184
Taxes, insurance and lease expense	26,921	24,656	51,601	49,318
Corporate expenses	6,510	5,236	16,357	11,358
Depreciation and amortization	36,969	35,935	74,567	72,586
Impairment loss	-	-	21,060	-
Other expenses	801	1,761	1,362	2,457
Total operating expenses	237,525	224,074	489,192	447,945

Operating income (loss)	12,811	12,183	(12,452)	16,331
Interest expense, net	(37,174)	(22,782)	(73,414)	(44,074)
Extinguishment of debt	46,060	(594)	46,060	(594)
Income (loss) before equity in income (loss) from unconsolidated entities	21,697	(11,193)	(39,806)	(28,337)
Equity in income (loss) from unconsolidated entities	286	(261)	(1,188)	(3,685)
Income (loss) from continuing operations	21,983	(11,454)	(40,994)	(32,022)
Discontinued operations	7	486	42	(368)
Net income (loss)	21,990	(10,968)	(40,952)	(32,390)
Net income attributable to noncontrolling interests	(325)	(324)	(96)	(108)
Net income (loss) attributable to FelCor LP	21,665	(11,292)	(41,048)	(32,498)
Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Net income (loss) attributable to FelCor LP common unitholders	$11,987	$(20,970)	$(60,404)	$(51,854)

Basic and diluted per common unit data:
Income (loss) from continuing operations attributable to FelCor LP common unitholders	$0.17	$(0.34)	$(0.93)	$(0.81)
Net income (loss) attributable to FelCor LP common unitholders	$0.17	$(0.33)	$(0.92)	$(0.82)
Basic and diluted weighted average common units outstanding	66,826	63,397	65,309	63,428

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2010 and 2009
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$21,990	$(10,968)	$(40,952)	$(32,390)
Foreign currency translation adjustment	(2,731)	4,159	(652)	2,450
Comprehensive income (loss)	19,259	(6,809)	(41,604)	(29,940)
Comprehensive income attributable to noncontrolling interests	(325)	(324)	(96)	(108)
Comprehensive income (loss) attributable to FelCor LP	$18,934	$(7,133)	$(41,700)	$(30,048)

The accompanying notes are an integral part of these consolidated financial statements

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(unaudited, in thousands)

	Preferred Units	Partnership Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2008	$478,774	$300,913	$15,418	$23,784	$818,889
Foreign exchange translation	-	-	2,450	-	2,450
FelCor restricted stock compensation	-	2,596	-	-	2,596
Contributions	-	-	-	362	362
Distributions	-	(19,356)	-	(725)	(20,081)
Allocation to redeemable units	-	(183)	-	-	(183)
Other	-	(208)	-	168	(40)
Net income (loss)	-	(32,498)	-	108	(32,390)
Balance at June 30, 2009	$478,774	$251,264	$17,868	$23,697	$771,603

Balance at December 31, 2009	$478,774	$157,705	$23,637	$22,583	$682,699
Foreign exchange translation	-	-	(652)	-	(652)
Issuance of common units	-	166,572	-	-	166,572
FelCor restricted stock compensation	-	2,098	-	-	2,098
Contributions	-	-	-	15	15
Distributions	-	(19,356)	-	(980)	(20,336)
Allocation to redeemable units	-	(410)	-	-	(410)
Other	-	(1,126)	-	116	(1,010)
Net income (loss)	-	(41,048)	-	96	(40,952)
Balance at June 30, 2010	$478,774	$264,435	$22,985	$21,830	$788,024

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(40,952)	$(32,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,567	74,042
Amortization of deferred financing fees and debt discount	8,608	1,722
Amortization of unearned officers’ and directors’ compensation	3,257	2,802
Equity in loss from unconsolidated entities	1,188	3,685
Distributions of income from unconsolidated entities	1,110	1,388
Extinguishment of debt	(46,060)	594
Impairment loss	21,060	1,368
Changes in assets and liabilities:
Accounts receivable	(5,469)	(751)
Restricted cash – operations	4,066	(676)
Other assets	(4,059)	(8,302)
Accrued expenses and other liabilities	23,924	3,075
Net cash flow provided by operating activities	41,240	46,557

Cash flows from investing activities:
Improvements and additions to hotels	(18,393)	(45,539)
Additions to condominium project	(162)	(88)
Acquisition of noncontrolling interest	(1,000)	-
Change in restricted cash – investing	(2,646)	(1,255)
Redemption of investment securities	-	632
Distributions from unconsolidated entities	559	3,200
Contributions to unconsolidated entities	(25,122)	(409)
Net cash flow used in investing activities	(46,764)	(43,459)
Cash flows from financing activities:
Proceeds from borrowings	212,121	418,382
Repayment of borrowings	(347,692)	(336,243)
Payment of deferred financing fees	(6,615)	(7,343)
Distributions paid to noncontrolling interests	(980)	(725)
Contributions from noncontrolling interests	15	362
Distributions paid to preferred unitholders	-	(9,678)
Net proceeds from common unit issuance	166,704	-
Net cash flow provided by financing activities	23,553	64,755
Effect of exchange rate changes on cash	(86)	468
Net change in cash and cash equivalents	17,943	68,321
Cash and cash equivalents at beginning of periods	263,531	50,187
Cash and cash equivalents at end of periods	$281,474	$118,508

Supplemental cash flow information – interest paid	$64,490	$43,187

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 84 hotels with approximately 24,000 rooms at June 30, 2010.  The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT.  All of FelCor’s operations are conducted solely through FelCor LP, and at June 30, 2010, FelCor owned a greater than 99% partnership interest in FelCor LP.

We lease all but one of our hotels to our taxable REIT subsidiaries (or TRS).  These subsidiaries (our operating lessees) have engaged independent third-party management companies to manage the hotels.

Of the 84 hotels in which we had an ownership interest at June 30, 2010, we owned a 100% interest in 65 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 14 hotels.  We consolidate our real estate interests in the 70 hotels in which we held greater than 50% ownership interests, and we record the real estate interests of the 14 hotels in which we held 50% ownership interests using the equity method.

At June 30, 2010, 83 of the 84 hotels in which we had ownership interests were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held greater than 50% ownership interests and had direct or indirect controlling interests in the lessees of the hotels that were leased to operating lessees.  Because we owned controlling interests in these lessees (including lessees of 13 of the 14 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 83 hotels as our Consolidated Hotels) and reflect 100% of the hotels’ revenues and expenses, including lease expenses, on our statement of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 13 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and more than 50% of the real estate interests in each of the remaining 70 hotels (we consolidate our real estate interest in these hotels).

At June 30, 2010, we had 97,346,569 redeemable and common units of FelCor LP outstanding.

The following table illustrates the distribution of our 83 Consolidated Hotels among our various brands at June 30, 2010:

Brand	Hotels	Rooms
Embassy Suites Hotels®	47	12,132
Holiday Inn®	15	5,154
Sheraton® and Westin®	9	3,217
Doubletree®	7	1,471
Marriott® and Renaissance®	3	1,321
Hilton®	2	559
Total	83	23,854

At June 30, 2010, our Consolidated Hotels were located in the United States (81 hotels in 23 states) and Canada (two hotels in Toronto, Ontario), with concentrations in California (15 hotels), Florida (12 hotels) and Texas (11 hotels).  Approximately 50% of our hotel room revenues were generated from hotels in these three states during the first six months of 2010.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

At June 30, 2010, of our 83 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 54 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 15 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, and (iv) independent management companies managed two hotels.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our quarterly period ending June 30, 2010 and 2009 includes the results of operations for our Marriott-managed hotels for the 12 week period ending June 18, 2010 and June 19, 2009, respectively.

The information in our consolidated financial statements for the three and six months ended June 30, 2010 and 2009 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three and six months ended June 30, 2010 and 2009, include adjustments based on management’s estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of actual operating results for the entire year.

2.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 14 hotels at June 30, 2010 and 15 hotels at December 31, 2009.  We also own a 50% interest in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	June 30, 2010	December 31, 2009
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$246,415	$259,977
Total assets	$272,004	$279,611
Debt	$160,261	$214,963
Total liabilities	$166,630	$220,389
Equity	$105,374	$59,222

Our unconsolidated entities’ debt at June 30, 2010 and December 31, 2009 consisted entirely of non-recourse mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Investment in Unconsolidated Entities – (continued)

In April 2010, we contributed $23 million to an unconsolidated joint venture.  That contribution, along with a $23 million contribution from our joint venture partner, was used to pay-off the joint venture’s $46 million mortgage debt.

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$19,648	$18,182	$32,387	$32,920
Net income (loss)	$1,022	$374	$(2,114)	$(4,588	)(a)

Net income (loss) attributable to FelCor LP	$751	$187	$(817)	$(2,295)
Impairment loss	-	-	-	(476	)(b)
Gain on joint venture liquidation	-	-	559 (b)	-
Depreciation of cost in excess of book value	(465)	(448)	(930)	(914)
Equity in income (loss) from unconsolidated entities	$286	$(261)	$(1,188)	$(3,685)

(a)Net loss includes a $3.2 million impairment charge. The impairment was based on sales contracts for two hotels then owned by one of our joint ventures (a Level 2 input).

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

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	June 30, 2010	December 31, 2009
Hotel-related investments	$42,739	$18,969
Cost in excess of book value of hotel investments	51,565	52,429
Land and condominium investments	10,068	10,642
	$104,372	$82,040

The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Hotel investments	$292	$(371)	$(613)	$(3,196)
Other investments	(6)	110	(575)	(489)
Equity in income (loss) from unconsolidated entities	$286	$(261)	$(1,188)	$(3,685)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Debt

Consolidated debt consisted of the following (in thousands):

	Encumbered					June 30,	December 31,
	Hotels	Interest Rate			Maturity Date	2010	2009
Mortgage debt(a)	none		8.73%		May 2010	$-	$112,703
Mortgage debt(b)	none		8.70		May 2010	-	98,639
Mortgage debt(c)(d)	2 hotels		8.62		May 2010	31,740	31,740
Other	none		4.25		May 2011	477	354
Senior notes	none		8.50	(e)	June 2011	86,640	86,604
Mortgage debt(f)	1 hotel		6.15		June 2011(g)	4,402	4,922
Mortgage debt	1 hotel		6.15		June 2011(g)	8,607	9,228
Capital lease(f)	1 hotel		10.50		August 2011	1,236	1,735
Mortgage debt	9 hotels	L +	3.50	(h)	August 2011(i)	199,300	200,425
Mortgage debt	12 hotels	L +	0.93	(j)	November 2011(k)	250,000	250,000
Mortgage debt(l)	none	L +	1.55		May 2012	-	176,555
Mortgage debt	1 hotel		8.77		May 2013(m)	27,770	27,829
Mortgage debt	7 hotels		9.02		April 2014	115,368	117,422
Mortgage debt(c)	5 hotels		6.66		June - August 2014	70,069	70,917
Senior secured notes(n)	14 hotels		10.00		October 2014	577,493	572,500
Mortgage debt	9 hotels	L+	5.10	(o)	April 2015	212,000	-
Mortgage debt	1 hotel		5.81		July 2016	11,533	11,741
Total	63 hotels					$1,596,635	$1,773,314

(a)	This loan was refinanced in May 2010, as a consequence of which two hotels were unencumbered.
(b)	These loans were refinanced in May 2010.
(c)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.
(d)	We are in the process of transferring the two hotels securing this debt to the lenders in full satisfaction of the debt.
(e)	As a result of a rating down-grade in February 2009, the interest rate on our 8½% senior notes increased to 9%.
(f)	Since the end of the second quarter 2010, we have repaid this debt.
(g)	In February 2010, the maturity date on these loans was extended to June 2011.
(h)	LIBOR for this loan is subject to a 2% floor.
(i)	This loan can be extended for as many as two years (to 2013), subject to satisfying certain conditions.
(j)	We purchased an interest rate cap that caps LIBOR at 7.8% and expires November 2010 for a $250 million notional amount.
(k)	The maturity date assumes that we will exercise the remaining one-year extension option that is exercisable, at our sole discretion, and would extend the current November 2010 maturity to 2011.
(l)	This loan was repaid in June 2010 for a payment of $130 million plus accrued interest.
(m)	In February 2010, the maturity date on this loan was extended to May 2013.
(n)	These notes have $636 million in aggregate principal outstanding and were sold at a discount that provides an effective yield of 12.875% before transaction costs.
(o)	LIBOR for this loan is subject to a 3% floor. We purchased an interest rate cap that caps LIBOR at 5.0% and expires May 2012 for a $212 million notional amount.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Debt – (continued)

In June 2010, we repaid $177 million of secured debt scheduled to mature in 2012 for $130 million, plus accrued interest, representing a 27% discount to the principal balance.  This allowed us to reduce our leverage substantially and unencumber two hotels.

In May 2010, we entered into a new $212 million loan, secured by nine hotels, that matures in 2015.  The new loan bears interest at LIBOR (subject to a 3.0% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and scheduled to mature in May.  The terms of this financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels.

We reported $37.2 million and $22.8 million of interest expense for the three months ended June 30, 2010 and 2009, respectively, which is net of: (i) interest income of $97,000 and $167,000 and (ii) capitalized interest of $138,000 and $175,000, respectively.  We reported $73.4 million and $44.1 million of interest expense for the six months ended June 30, 2010 and 2009, respectively, which is net of: (i) interest income of $202,000 and $344,000 and (ii) capitalized interest of $283,000 and $407,000, respectively.

4.           FelCor Common Stock Offering

In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering were $166.7 million and were contributed to us in exchange for a like number of common units.  These proceeds together with cash on hand were used to repay $177 million of secured debt for $130 million, representing a 27% discount, and will be used to fund our $98.5 million acquisition of the Fairmont Copley Plaza in Boston, which is expected to close in the third quarter of 2010.

5.           Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Room revenue	$195,876	$185,567	$373,136	$363,746
Food and beverage revenue	38,792	35,063	74,288	70,914
Other operating departments	14,661	14,639	27,944	28,342
Total hotel operating revenue	$249,329	$235,269	$475,368	$463,002

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs – (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$51,115	20.5%	$47,685	20.3%
Food and beverage	29,373	11.8	27,589	11.7
Other operating departments	6,486	2.6	6,213	2.6
Total hotel departmental expenses	$86,974	34.9%	$81,487	34.6%

	Six Months Ended June 30,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$98,902	20.8%	$92,907	20.0%
Food and beverage	57,282	12.1	55,476	12.0
Other operating departments	12,572	2.6	12,349	2.7
Total hotel departmental expenses	$168,756	35.5%	$160,732	34.7%

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$21,833	8.8%	$20,325	8.6%
Marketing	21,056	8.5	19,648	8.4
Repair and maintenance	12,833	5.1	12,030	5.1
Utilities	11,744	4.7	11,953	5.1
Total other property operating costs	$67,466	27.1%	$63,956	27.2%

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs – (continued)

	Six Months Ended June 30,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$42,940	9.0%	$41,219	8.9%
Marketing	40,618	8.6	39,173	8.4
Repair and maintenance	25,782	5.4	24,590	5.3
Utilities	23,730	5.0	24,328	5.3
Total other property operating costs	$133,070	28.0%	$129,310	27.9%

Hotel departmental expenses and other property operating costs include hotel employee compensation and benefit expenses of $75.7 million and $71.7 million for the three months ended June 30, 2010 and 2009, respectively, and $149.0 million and $143.8 million for the six months ended June 30, 2010 and 2009, respectively.

6.           Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Hotel lease expense(a)	$11,769	$10,853	$21,263	$20,913
Land lease expense(b)	2,550	2,438	4,704	4,625
Real estate and other taxes	9,744	8,499	19,207	17,516
Property insurance, general liability insurance and other	2,858	2,866	6,427	6,264
Total taxes, insurance and lease expense	$26,921	$24,656	$51,601	$49,318

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 13 hotels owned by unconsolidated entities, and is partially offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $4.7 million and $3.8 million for the three months ended June 30, 2010 and 2009, respectively, and $7.1 million and $6.9 million for the six months ended June 30, 2010 and 2009, respectively.

(b)
Land lease expense includes percentage rent of $1.0 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.

7.           Impairment

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           Impairment – (continued)

During the quarter ended March 31, 2010, we determined that we would be unable to negotiate satisfactory modifications or reductions that make sense for our unitholders on loans secured by two hotels.  Therefore, we recorded a $21.1 million impairment charge in connection with our decision to transfer these hotels to the lenders in full satisfaction of the debt secured by that hotel.  These hotels’ cash flows did not cover debt service, and we stopped funding shortfalls in December 2009.  We consider these hotels as part of continuing operations until the hotels are transferred, and the debt satisfied, whereupon we expect to record approximately $12 million of gain on extinguishment of debt.  We estimated the hotels’ fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information.  The cash flows used for determining the fair values were discounted using market based discounts generally used for operationally and geographically similar assets.  The inputs used to determine the fair values of these hotels are classified as Level 3 under the authoritative guidance for fair value measurements.

During the quarter ended March 31, 2009, we recorded a $1.4 million impairment charge related to one of our sale candidate hotels.  This valuation was based on a third-party offer to purchase (a Level 2 input) at a price less than our previously estimated fair value.

We did not have any hotels held for sale at June 30, 2010.  We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) when a buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

We may be subject to additional impairment charges in the event that operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for certain of our hotels.

In order to enhance long-term unitholder value, as part of our strategic plan (as in the past and as market conditions allow), we intend to sell lower-growth hotels that no longer meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels and invest in remaining FelCor properties).  We regularly evaluate demand and supply trends for each hotel, portfolio concentration risk and future capital needs.  We expect to identify additional hotels for sale as the hotel transaction and capital markets and hotel cash flows continue to improve.

8.           Discontinued Operations

Discontinued operations include results of operations of two hotels sold in December 2009.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2010	2009	2010	2009
Hotel operating revenue	$9	$6,309	$44	$12,578
Operating expenses	(2)	(5,823)	(2)	(12,946	)(a)
Income (loss) from discontinued operations	$7	$486	$42	$(368)

(a)	Includes impairment charges of $1.4 million.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Income (Loss) Per Unit

The following table sets forth the computation of basic and diluted income (loss) per unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to FelCor LP	$21,665	$(11,292)	$(41,048)	$(32,498)
Discontinued operations attributable to FelCor LP	(7)	(486)	(42)	368
Income (loss) from continuing operations attributable to FelCor LP	21,658	(11,778)	(41,090)	(32,130)
Less: Preferred distributions	(9,678)	(9,678)	(19,356)	(19,356)
Less: Undistributed earnings allocated to unvested FelCor restricted stock	(352)	-	-	-
Numerator for continuing operations attributable to FelCor LP common unitholders	11,628	(21,456)	(60,446)	(51,486)
Discontinued operations attributable to FelCor LP	7	486	42	(368)
Numerator for basic and diluted income (loss) attributable to FelCor LP common unitholders	$11,635	$(20,970)	$(60,404)	$(51,854)
Denominator:
Denominator for basic and diluted income (loss) per unit	66,826 (a)	63,397	65,309	63,428
Basic and diluted income (loss) per unit data:
Income (loss) from continuing operations	$0.17	$(0.34)	$(0.93)	$(0.81)
Discontinued operations	$-	$0.01	$-	$(0.01)
Net income (loss)	$0.17	$(0.33)	$(0.92)	$(0.82)

(a)	Reflects issuance of 31.6 million units on June 22, 2010.

Securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted income (loss) per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Series A convertible preferred units	9,985	9,985	9,985	9,985

Series A preferred distributions that would be excluded from net income (loss) attributable to FelCor LP common unitholders, if these Series A preferred units were dilutive, were $6.3 million for the three months ended June 30, 2010 and 2009, and $12.6 million for the six months ended June 30, 2010 and 2009.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.            Suspension of Distributions

We suspended payment of our common distributions in December 2008 and our preferred distributions in March 2009 (we paid $9.7 million of preferred distributions in January 2009).  Our ability to pay cash distributions is limited by the indenture governing our senior secured notes whenever we fail to meet a defined financial ratio threshold, as in the current circumstances; consequently, we do not expect to pay any common or preferred cash distributions during 2010.  Distributions are not paid unless declared by FelCor’s Board of Directors; however, any unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to reinstatement of our common distributions.  FelCor’s Board of Directors will determine whether to declare future distributions based upon various factors, including operating results, economic conditions, other operating trends, its financial condition including the outcome of refinancing debt maturities and capital requirements, as well as FelCor’s minimum REIT distribution requirements.  We had accrued $56.9 million and $37.6 million in distributions payable on our Series A and Series C preferred units at June 30, 2010 and December 31, 2009, respectively.

11.           Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of June 30, 2010.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data; and (iii) our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of all our debt was $1.7 billion at June 30, 2010).

12.           Recently Adopted Accounting Standards

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

CONSOLIDATING BALANCE SHEET
June 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$103,003	$426,919	$1,572,986	$-	$2,102,908
Equity investment in consolidated entities	1,072,411	-	-	(1,072,411)	-
Investment in unconsolidated entities	89,430	13,237	1,705	-	104,372
Cash and cash equivalents	230,318	49,661	1,495	-	281,474
Restricted cash	-	3,377	13,911	-	17,288
Accounts receivable	1,091	32,368	159	-	33,618
Deferred expenses	11,382	-	11,446	-	22,828
Other assets	10,459	21,487	5,441	-	37,387

Total assets	$1,518,094	$547,049	$1,607,143	$(1,072,411)	$2,599,875

Debt	$664,133	$1,237	$931,265	$-	$1,596,635
Distributions payable	56,936	-	-	-	56,936
Accrued expenses and other liabilities	29,359	111,520	15,929	-	156,808

Total liabilities	750,428	112,757	947,194	-	1,810,379

Redeemable units, at redemption value	1,472	-	-	-	1,472

Preferred units	478,774	-	-	-	478,774
Common units	287,420	411,212	638,214	(1,072,411)	264,435
Accumulated other comprehensive income	-	22,985	-	-	22,985
Total FelCor LP partners’ capital	766,194	434,197	638,214	(1,072,411)	766,194
Noncontrolling interests	-	95	21,735	-	21,830
Total capital	766,194	434,292	659,949	(1,072,411)	788,024
Total liabilities and capital	$1,518,094	$547,049	$1,607,143	$(1,072,411)	$2,599,875

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$249,329	$-	$-	$249,329
Percentage lease revenue	2,801	-	52,788	(55,589)	-
Other revenue	-	912	95	-	1,007
Total revenue	2,801	250,241	52,883	(55,589)	250,336

Expenses:
Hotel operating expenses	-	166,324	-	-	166,324
Taxes, insurance and lease expense	612	73,277	8,621	(55,589)	26,921
Corporate expenses	(323)	3,369	3,464	-	6,510
Depreciation and amortization	2,043	8,664	26,262	-	36,969
Other expenses	16	1,049	(264)	-	801
Total operating expenses	2,348	252,683	38,083	(55,589)	237,525
Operating income (loss)	453	(2,442)	14,800	-	12,811
Interest expense, net	(20,508)	(711)	(15,955)	-	(37,174)
Extinguishment of debt	-	-	46,060	-	46,060
Income (loss) before equity in income (loss) from unconsolidated entities and noncontrolling interests	(20,055)	(3,153)	44,905	-	21,697
Equity in income (loss) from consolidated entities	41,689	-	-	(41,689)	-
Equity in income (loss) from unconsolidated entities	31	33	222	-	286
Income (loss) from continuing operations	21,665	(3,120)	45,127	(41,689)	21,983
Discontinued operations	-	7	-	-	7
Net income (loss)	21,665	(3,113)	45,127	(41,689)	21,990
Net income attributable to noncontrolling interests	-	(195)	(130)	-	(325)
Net income (loss) attributable to FelCor LP	21,665	(3,308)	44,997	(41,689)	21,665
Preferred distributions	(9,678)	-	-	-	(9,678)
Net income (loss) attributable to FelCor LP common unitholders	$11,987	$(3,308)	$44,997	$(41,689)	$11,987

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$235,269	$-	$-	$235,269
Percentage lease revenue	4,625	-	46,906	(51,531)	-
Other revenue	-	889	99	-	988
Total revenue	4,625	236,158	47,005	(51,531)	236,257

Expenses:
Hotel operating expenses	-	156,486	-	-	156,486
Taxes, insurance and lease expense	999	67,972	7,216	(51,531)	24,656
Corporate expenses	(520)	3,206	2,550	-	5,236
Depreciation and amortization	2,698	8,347	24,890	-	35,935
Other expenses	23	1,662	76	-	1,761
Total operating expenses	3,200	237,673	34,732	(51,531)	224,074
Operating income (loss)	1,425	(1,515)	12,273	-	12,183
Interest expense, net	(8,940)	(567)	(13,275)	-	(22,782)
Extinguishment of debt	(594)	-	-	-	(594)
Income (loss) before equity in income (loss) from unconsolidated entities and noncontrolling interests	(8,109)	(2,082)	(1,002)	-	(11,193)
Equity in income (loss) from consolidated entities	(2,774)	-	-	2,774	-
Equity in income (loss) from unconsolidated entities	(409)	165	(17)	-	(261)
Loss from continuing operations	(11,292)	(1,917)	(1,019)	2,774	(11,454)
Discontinued operations	-	486	-	-	486
Net loss	(11,292)	(1,431)	(1,019)	2,774	(10,968)
Net loss (income) attributable to noncontrolling interests	-	(511)	187	-	(324)
Net loss attributable to FelCor LP	(11,292)	(1,942)	(832)	2,774	(11,292)
Preferred distributions	(9,678)	-	-	-	(9,678)
Net loss attributable to FelCor LP common unitholders	$(20,970)	$(1,942)	$(832)	$2,774	$(20,970)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$475,368	$-	$-	$475,368
Percentage lease revenue	5,105	-	104,843	(109,948)	-
Other revenue	-	1,233	139	-	1,372
Total revenue	5,105	476,601	104,982	(109,948)	476,740

Expenses:
Hotel operating expenses	-	324,245	-	-	324,245
Taxes, insurance and lease expense	1,205	142,953	17,391	(109,948)	51,601
Corporate expenses	377	7,754	8,226	-	16,357
Depreciation and amortization	4,094	17,368	53,105	-	74,567
Impairment loss	-	-	21,060	-	21,060
Other expenses	16	1,564	(218)	-	1,362
Total operating expenses	5,692	493,884	99,564	(109,948)	489,192
Operating income (loss)	(587)	(17,283)	5,418	-	(12,452)
Interest expense, net	(40,838)	(1,415)	(31,161)	-	(73,414)
Extinguishment of debt	-	-	46,060	-	46,060
Income (loss) before equity in income (loss) from unconsolidated entities and noncontrolling interests	(41,425)	(18,698)	20,317	-	(39,806)
Equity in income (loss) from consolidated entities	1,344	-	-	(1,344)	-
Equity in income (loss) from unconsolidated entities	(967)	(425)	204	-	(1,188)
Loss from continuing operations	(41,048)	(19,123)	20,521	(1,344)	(40,994)
Discontinued operations	-	42	-	-	42
Net income (loss)	(41,048)	(19,081)	20,521	(1,344)	(40,952)
Net loss (income) attributable to noncontrolling interests	-	(109)	13	-	(96)
Net income (loss) attributable to FelCor LP	(41,048)	(19,190)	20,534	(1,344)	(41,048)
Preferred distributions	(19,356)	-	-	-	(19,356)
Net income (loss) attributable to FelCor LP common unitholders	$(60,404)	$(19,190)	$20,534	$(1,344)	$(60,404)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$-	$463,002	$-	$-	$463,002
Percentage lease revenue	9,104	-	86,021	(95,125)	-
Other revenue	4	1,128	142	-	1,274
Total revenue	9,108	464,130	86,163	(95,125)	464,276

Expenses:
Hotel operating expenses	-	312,226	-	-	312,226
Taxes, insurance and lease expense	1,557	128,787	14,099	(95,125)	49,318
Corporate expenses	(279)	7,029	4,608	-	11,358
Depreciation and amortization	5,665	21,959	44,962	-	72,586
Other expenses	12	2,326	119	-	2,457
Total operating expenses	6,955	472,327	63,788	(95,125)	447,945
Operating income (loss)	2,153	(8,197)	22,375	-	16,331
Interest expense, net	(18,154)	(3,219)	(22,701)	-	(44,074)
Extinguishment of debt	(594)	-	-	-	(594)
Income (loss) before equity in income (loss) from unconsolidated entities and noncontrolling interests	(16,595)	(11,416)	(326)	-	(28,337)
Equity in loss from consolidated entities	(14,884)	-	-	14,884	-
Equity in loss from unconsolidated entities	(1,019)	(537)	(2,129)	-	(3,685)
Loss from continuing op0erations	(32,498)	(11,953)	(2,455)	14,884	(32,022)
Discontinued operations	-	(368)	-	-	(368)
Net loss	(32,498)	(12,321)	(2,455)	14,884	(32,390)
Net loss (income) attributable to noncontrolling interests	-	(333)	225	-	(108)
Net loss attributable to FelCor LP	(32,498)	(12,654)	(2,230)	14,884	(32,498)
Preferred distributions	(19,356)	-	-	-	(19,356)
Net loss attributable to FelCor LP common unitholders	$(51,854)	$(12,654)	$(2,230)	$14,884	$(51,854)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(38,153)	$19,937	$59,456	$41,240
Cash flows from (used in) investing activities	(25,104)	(3,766)	(17,894)	(46,764)
Cash flows from (used in) financing activities	69,049	(3,258)	(42,238)	23,553
Effect of exchange rates changes on cash	-	(86)	-	(86)
Change in cash and cash equivalents	5,792	12,827	(676)	17,943
Cash and cash equivalents at beginning of period	224,526	36,834	2,171	263,531
Cash and equivalents at end of period	$230,318	$49,661	$1,495	$281,474

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(14,448)	$14,342	$46,663	$46,557
Cash flows from (used in) investing activities	1,395	(20,266)	(24,588)	(43,459)
Cash flows from (used in) financing activities	76,003	11,866	(23,114)	64,755
Effect of exchange rates changes on cash	-	468	-	468
Change in cash and cash equivalents	62,950	6,410	(1,039)	68,321
Cash and cash equivalents at beginning of period	7,719	40,018	2,450	50,187
Cash and equivalents at end of period	$70,669	$46,428	$1,411	$118,508

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Hotel occupancy in 2010 has improved based on higher demand and moderating supply growth, after reaching historic lows in 2009.  While our hotels have experienced higher demand recently, consumers and business travelers continued to take advantage of the historically lower occupancy and a short-term shift in pricing power.  However, as occupancies continue to improve and corporate travel demand increases, we expect a sustained improvement in average daily rates, or ADR.

In June, our consolidated hotels experienced a 0.2% increase in ADR, the first increase in ADR since September 2008.  We expect demand growth to continue to outstrip supply growth, resulting in further improvements in ADR.  This should strengthen margins and improve earnings in future periods.

In the first six months of 2010, revenue per available room, or RevPAR, at our hotels increased 2.6%, compared to the first six months of 2009.  Occupancy at our hotels increased by 7.8%, compared to the prior year, but this was offset by a 4.8% decrease in ADR.  The combination of increased occupancy and lower ADR further compressed hotel margins, because our hotels have more guests who are paying less.  We continue to work closely with our brand-managers on extensive cost containment initiatives to minimize margin erosion at our hotels.  Many of our hotels have been able to reduce labor costs permanently, and all of our hotels have trimmed non-critical functions.  To this end, while overall costs have increased because of increased occupancy, our hotels have been able to reduce hotel departmental expenses per occupied room by 2.5% and limited loss in margins to 94 basis points, compared to the same period last year.

In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering, after underwriting discounts and commissions, were approximately $167 million and were contributed to us in exchange for a like number of common units.  These proceeds together with cash on hand were used to repay $177 million of secured debt for $130 million, representing a 27% discount, and will be used to fund our $98.5 million acquisition of the Fairmont Copley Plaza in Boston, which is expected to close in the third quarter of 2010.

In May 2010, we obtained a new $212 million loan, secured by nine hotels, that matures in 2015.  The new loan bears interest at LIBOR (subject to a 3.0% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and scheduled to mature in May 2010.  The terms of this financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels.  Two remaining loans (totaling $32 million) matured in May 2010.   The cash flows for the hotels that secure those loans do not cover debt service, and we stopped funding the shortfalls in December 2009.  We have been unable to negotiate an acceptable debt modification or reduction that made sense for our unitholders, with regard to these loans.  We are in the process of transferring these two hotels to the lenders in full satisfaction of the debt.

           With these transactions, we have resolved all of our significant debt maturities until the end of 2011.

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

Results of Operations

Comparison of the Three Months ended June 30, 2010 and 2009

For the three months ended June 30, 2010, we recorded $12.0 million, or $0.17 per unit, of net income attributable to common unitholders compared to $21.0 million, or $0.33 per unit, of net loss attributable to common unitholders for the same period in 2009.  A $46.1 million gain from debt extinguishment, which was partially offset by a $14.4 million increase in net interest expense, was the most significant item contributing to the improvement in income compared to 2009.

In the second quarter of 2010:

•
Total revenue was $250.3 million, a 6.0% increase compared to the same period in 2009.  The increase in revenue is attributed principally to a 5.6% increase in RevPAR, which reflects a 7.6% increase in occupancy and a 1.9% decrease in ADR.

•
Hotel departmental expenses increased $5.5 million compared to the same period in 2009 due to higher occupancies.  As a percentage of total revenue, hotel departmental expenses remained essentially flat compared to the same period in 2009.  The increase in occupancy between periods occurred in the face of decreasing ADR, but declining ADR was partially mitigated by lower hotel departmental expenses per occupied room.

•	Other property related costs increased $3.5 million due to higher occupancies. As a percentage of total revenue, they remained essentially flat compared to the same period in 2009.

•	Management and franchise fees increased $841,000 compared to the same period in 2009 due to higher revenues. As a percent of total revenue, management and franchise fees remained unchanged.

•
Taxes, insurance and lease expense increased $2.3 million and increased as a percentage of total revenue from 10.4% to 10.8% compared to the same period in 2009.  This primarily reflects a $1.0 million increase in operating lease expense (computed as a percentage of hotel revenues in excess of base rent) and a $1.2 million increase in real estate and other taxes (primarily as a result of 2009 reductions in property taxes on some of our properties).

•
Corporate expenses increased $1.3 million and increased as a percentage of total revenue from 2.2% to 2.6%.  This principally reflects increased corporate bonus accruals that resulted from stronger than anticipated performance.

•	Depreciation and amortization expense increased $1.0 million compared to the same period in 2009, which reflects increased depreciation related to hotel capital expenditures completed in 2009.

•
Other expenses decreased $1.0 million compared to the same period in 2009, primarily due to the following non-recurring expenses incurred in 2009: hotel-level severance expenses, restaurant lease termination costs, and brand conversion costs at the San Francisco Marriott Union Square.

•
Net interest expense increased $14.4 million compared to the same period in 2009.  This increase primarily reflects additional interest from our $636 million senior secured notes issued in October 2009.

•
Extinguishment of debt.  During the quarter ended June 30, 2010, we repaid $177 million of mortgage debt secured by two hotels for $130 million and recorded a related $46.1 million gain on extinguishment of debt.

Comparison of the Six Months ended June 30, 2010 and 2009

For the six months ended June 30, 2010, we recorded $60.4 million, or $0.92 per unit of net loss attributable to common unitholders compared to $51.9 million, or $0.82 per unit of net loss attributable to common unitholders for the same period in 2009.  The increase in the current year loss compared to the same period in 2009 is attributable primarily to a $29.3 million increase in net interest expense, a $21.1 million impairment charge, and reduced margins all offset by a $46.1 million gain from debt extinguishment.

During the six months ended June 30, 2010:

•
Total revenue was $476.7 million, a 2.7% increase compared to the same period in 2009.  The increase in revenue is attributed principally to a 2.6% increase in RevPAR, which reflects a 7.8% increase in occupancy and a 4.8% decrease in ADR.

•
Hotel departmental expenses increased $8.0 million compared to the same period in 2009 due to increased occupancies.  As a percentage of total revenue, hotel departmental expenses increased from 34.6% to 35.4% compared to the same period in 2009.  This increase in expense compared to revenue reflects costs associated with the increased occupancy in the face of decreasing ADR.

•	Other property related costs increased $3.8 million due to increased occupancies. As a percentage of total revenue they remained unchanged compared to the same period in 2009.

•
Management and franchise fees increased $235,000 compared to the same period in 2009 due to higher revenues. As a percent of total revenue, management and franchise fees remained essentially unchanged.

•
Taxes, insurance and lease expense increased $2.3 million and increased as a percentage of total revenue from 10.6% to 10.8% compared to the same period in 2009.  This primarily reflects a $429,000 increase in operating lease expense (computed as a percentage of hotel revenues in excess of base rent) and a $1.7 million increase in real estate and other taxes (primarily as a result 2009 favorable resolutions of assessed values on some of our properties).

•
Corporate expenses increased $5.0 million and increased as a percentage of total revenue from 2.4% to 3.4%.  This increase primarily reflects a temporary change in how FelCor’s long term compensation program is implemented and increased corporate bonus accruals.  Because of the impact of the recession on the trading price of FelCor’s common stock, FelCor’s Board of Directors determined that issuing restricted stock at exceptionally low trading prices would be unduly dilutive to our stockholders.  In lieu of issuing restricted stock, restricted cash, with which employees could purchase stock, was granted.  Because those grants were subject to payroll tax withholding, amounts withheld were recognized as an expense in the first quarter of 2010, rather than expensed over the normal three-year vesting period.  Another contributing factor is an increase in corporate bonus accruals that resulted from stronger than anticipated performance.

•	Depreciation and amortization expense increased $2.0 million compared to the same period in 2009, which reflects increased depreciation related to hotel capital expenditures completed in 2009.

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

•
Other expenses decreased $1.1 million compared to the same period in 2009, primarily due to the following non-recurring expenses incurred in 2009: hotel-level severance expenses, restaurant lease termination costs and brand conversion costs at the San Francisco Marriott Union Square.

•
Net interest expense increased $29.3 million compared to the same period in 2009.  This increase primarily reflects additional interest from our $636 million senior secured notes issued in October 2009.

•
Extinguishment of debt.  During the quarter ended June 30, 2010, we repaid $177 million of mortgage debt secured by two hotels, for $130 million and recorded a related $46.1 million gain on extinguishment of debt.

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

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$250,336	$236,257	$476,740	$464,276
Other revenue	(1,007)	(988)	(1,372)	(1,274)
Hotel operating revenue	249,329	235,269	475,368	463,002
Hotel operating expenses	(183,342)	(172,373)	(358,337)	(344,649)
Hotel EBITDA	$65,987	$62,896	$117,031	$118,353
Hotel EBITDA margin(a)	26.5%	26.7%	24.6%	25.6%

(a)	Hotel EBITDA as a percentage of hotel operating revenue.

Reconciliation of Total Operating Expenses to Hotel Operating Expenses
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total operating expenses	$237,525	$224,074	$489,192	$447,945
Unconsolidated taxes, insurance and lease expense	1,866	2,084	3,754	4,018
Consolidated hotel lease expense	(11,769)	(10,853)	(21,263)	(20,913)
Corporate expenses	(6,510)	(5,236)	(16,357)	(11,358)
Depreciation and amortization	(36,969)	(35,935)	(74,567)	(72,586)
Impairment loss	-	-	(21,060)	-
Other expenses	(801)	(1,761)	(1,362)	(2,457)
Hotel operating expenses	$183,342	$172,373	$358,337	$344,649

The following tables reconcile net income (loss) to Hotel EBITDA and the ratio of operating income (loss) to total revenue to Hotel EBITDA margin.

Reconciliation of Net Income (Loss) to Hotel EBITDA
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$21,990	$(10,968)	$(40,952)	$(32,390)
Discontinued operations	(7)	(486)	(42)	368
Equity in loss (income) from unconsolidated entities	(286)	261	1,188	3,685
Consolidated hotel lease expense	11,769	10,853	21,263	20,913
Unconsolidated taxes, insurance and lease expense	(1,866)	(2,084)	(3,754)	(4,018)
Interest expense, net	37,174	22,782	73,414	44,074
Extinguishment of debt	(46,060)	594	(46,060)	594
Corporate expenses	6,510	5,236	16,357	11,358
Depreciation and amortization	36,969	35,935	74,567	72,586
Impairment loss	-	-	21,060	-
Other expenses	801	1,761	1,362	2,457
Other revenue	(1,007)	(988)	(1,372)	(1,274)
Hotel EBITDA	$65,987	$62,896	$117,031	$118,353

Reconciliation of Ratio of Operating Income (Loss) to Total Revenues to Hotel EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Ratio of operating income (loss) to total revenues	5.1%	5.2%	(2.6)%	3.5%
Other revenue	(0.4)	(0.4)	(0.3)	(0.3)
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.9)	(0.8)	(0.9)
Consolidated hotel lease expense	4.7	4.6	4.5	4.5
Other expenses	0.4	0.7	0.3	0.6
Corporate expenses	2.6	2.2	3.4	2.5
Depreciation and amortization	14.8	15.3	15.7	15.7
Impairment loss	-	-	4.4	-
Hotel EBITDA margin	26.5%	26.7%	24.6%	25.6%

Hotel EBITDA and Hotel EBITDA Margin

Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and operating managers have direct control.  We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures used by us in our financial and operational decision-making.  Additionally, using these measures facilitates comparisons with other hotel REITs and hotel owners.  We present Hotel EBITDA and Hotel EBITDA margin by eliminating from continuing operations all revenues and expenses not directly associated with hotel operations including but not limited to corporate-level expenses; impairment losses; gains or losses on disposition of assets; and gains and losses related to extinguishment of debt.  We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis.  We exclude the effect of impairment losses, gains or losses on disposition of assets, and gains or losses related to extinguishment of debt because we believe that including these is not consistent with reflecting the ongoing performance of our remaining assets.  We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by noncontrolling interests and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our hotels.  Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at June 30, 2010, the pro rata share of hotel rooms owned by us after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at June 30, 2010
Consolidated Hotels	83	23,854
Unconsolidated hotel operations	1	171
Total hotels	84	24,025

50% joint ventures	14	(1,794)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(2,116)
Pro rata share of rooms owned		21,909

Hotel Portfolio Composition

The following table illustrates the distribution of our 83 Consolidated Hotels by brand, market and location at June 30, 2010.

Brand	Hotels	Rooms	% of Total Rooms	% of 2009 Hotel EBITDA(a)
Embassy Suites Hotels	47	12,132	51	60
Holiday Inn	15	5,154	22	18
Sheraton and Westin	9	3,217	13	9
Doubletree	7	1,471	6	7
Renaissance and Marriott	3	1,321	6	3
Hilton	2	559	2	3

Market
South Florida	5	1,439	6	8
Los Angeles area	4	899	4	6
Atlanta	5	1,462	6	6
Orlando	4	1,038	4	4
Philadelphia	2	729	3	4
Minneapolis	3	736	3	4
San Francisco area	6	2,138	9	4
Dallas	4	1,333	6	4
Central California Coast	2	408	2	4
San Antonio	3	874	4	3
Myrtle Beach	2	640	3	3
Boston	2	532	2	3
San Diego	1	600	3	3
Northern New Jersey	3	756	3	3
Other	37	10,270	42	41

Location
Suburban	35	8,781	37	32
Urban	20	6,358	27	27
Airport	18	5,788	24	24
Resort	10	2,927	12	17

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three and six months ended June 30, 2010 and 2009, and the percentage changes thereto between the periods presented, for our Consolidated Hotels.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%Variance	2010	2009	%Variance
Embassy Suites Hotels	75.1	70.1	7.2	72.7	68.3	6.4
Holiday Inn	76.9	71.8	7.0	72.3	67.2	7.6
Sheraton and Westin	69.0	64.2	7.5	66.2	59.6	11.0
Doubletree	77.0	67.5	14.1	73.5	65.5	12.2
Renaissance and Marriott	67.8	62.0	9.3	66.6	59.2	12.5
Hilton	73.0	70.6	3.4	59.7	59.0	1.1

Total hotels	74.4	69.1	7.6	71.1	66.0	7.8

	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%Variance	2010	2009	%Variance
Embassy Suites Hotels	123.82	127.79	(3.1)	126.21	133.05	(5.1)
Holiday Inn	116.56	115.01	1.4	110.86	112.90	(1.8)
Sheraton and Westin	108.02	110.54	(2.3)	106.52	114.01	(6.6)
Doubletree	117.30	125.47	(6.5)	117.99	132.08	(10.7)
Renaissance and Marriott	168.37	168.11	0.2	175.96	184.08	(4.4)
Hilton	123.45	119.80	3.0	112.80	110.95	1.7

Total hotels	121.86	124.26	(1.9)	121.96	128.10	(4.8)

	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%Variance	2010	2009	%Variance
Embassy Suites Hotels	93.00	89.52	3.9	91.72	90.86	0.9
Holiday Inn	89.64	82.63	8.5	80.13	75.88	5.6
Sheraton and Westin	74.53	70.98	5.0	70.54	68.01	3.7
Doubletree	90.33	84.66	6.7	86.75	86.55	0.2
Renaissance and Marriott	114.15	104.23	9.5	117.12	108.89	7.6
Hilton	90.17	84.62	6.6	67.32	65.48	2.8

Total hotels	90.62	85.85	5.6	86.77	84.58	2.6

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Variance	2010	2009	%Variance
South Florida	75.6	73.5	2.9	80.3	76.4	5.2
Los Angeles area	77.7	74.2	4.7	74.1	71.4	3.7
Atlanta	75.0	73.7	1.7	75.1	69.7	7.8
Orlando	74.0	75.9	(2.5)	77.4	75.5	2.6
Philadelphia	80.4	74.5	7.9	70.5	62.0	13.6
Minneapolis	76.6	65.6	16.7	71.8	63.2	13.6
San Francisco area	78.8	70.8	11.3	72.1	63.4	13.7
Dallas	66.2	60.8	9.0	65.8	60.1	9.5
Central California Coast	80.4	76.9	4.5	75.1	76.7	(2.2)
San Antonio	76.7	73.9	3.8	75.7	71.8	5.5
Myrtle Beach	73.4	69.8	5.2	58.9	59.1	(0.4)
Boston	85.2	80.0	6.4	81.2	75.3	7.7
San Diego	78.8	74.1	6.4	75.2	69.1	8.8
Northern New Jersey	76.1	62.7	21.4	68.1	61.2	11.3
	ADR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Variance	2010	2009	%Variance
South Florida	114.69	121.55	(5.6)	140.49	146.86	(4.3)
Los Angeles area	136.03	133.85	1.6	134.27	136.06	(1.3)
Atlanta	102.89	105.19	(2.2)	104.18	108.01	(3.6)
Orlando	107.18	114.20	(6.1)	110.97	122.78	(9.6)
Philadelphia	131.80	143.10	(7.9)	123.10	137.76	(10.6)
Minneapolis	126.25	127.91	(1.3)	126.01	129.45	(2.7)
San Francisco area	129.18	126.45	2.2	126.28	123.90	1.9
Dallas	110.87	115.04	(3.6)	111.92	120.89	(7.4)
Central California Coast	157.51	154.55	1.9	148.58	145.60	2.0
San Antonio	98.55	106.08	(7.1)	98.44	105.87	(7.0)
Myrtle Beach	144.16	145.05	(0.6)	126.35	126.13	0.2
Boston	142.16	137.63	3.3	131.78	132.21	(0.3)
San Diego	118.10	127.62	(7.5)	116.68	129.78	(10.1)
Northern New Jersey	132.81	144.27	(7.9)	132.57	147.86	(10.3)
	RevPAR ($)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Variance	2010	2009	%Variance
South Florida	86.68	89.30	(2.9)	112.86	112.15	0.6
Los Angeles area	105.64	99.26	6.4	99.47	97.16	2.4
Atlanta	77.13	77.55	(0.5)	78.24	75.28	3.9
Orlando	79.29	86.65	(8.5)	85.93	92.71	(7.3)
Philadelphia	105.94	106.65	(0.7)	86.74	85.47	1.5
Minneapolis	96.68	83.93	15.2	90.51	81.88	10.5
San Francisco area	101.79	89.51	13.7	91.00	78.52	15.9
Dallas	73.43	69.89	5.1	73.66	72.65	1.4
Central California Coast	126.61	118.84	6.5	111.55	111.72	(0.2)
San Antonio	75.62	78.43	(3.6)	74.55	75.97	(1.9)
Myrtle Beach	105.87	101.28	4.5	74.38	74.53	(0.2)
Boston	121.06	110.15	9.9	106.95	99.61	7.4
San Diego	93.04	94.51	(1.6)	87.71	89.65	(2.2)
Northern New Jersey	101.13	90.50	11.7	90.24	90.43	(0.2)

Hotel Portfolio

The following table sets forth certain descriptive information regarding the 84 hotels in which we held ownership interest at June 30, 2010.

	Brand	State	Rooms	% Owned(a)
Consolidated Hotels
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Phoenix – Crescent	Sheraton	AZ	342
Phoenix – Tempe	Embassy Suites Hotel	AZ	224
Anaheim – North	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Burlingame	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta	Holiday Inn	CA	160
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Wilmington	Doubletree	DE	244	90%
Boca Raton	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek	Sheraton Suites	FL	253
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Airport	Holiday Inn	FL	288
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando– North	Embassy Suites Hotel	FL	277
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Tampa – Tampa Bay	Doubletree Guest Suites	FL	203
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Galleria	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Chicago – North Shore/Deerfield	Embassy Suites Hotel	IL	237
Chicago – Gateway – O’Hare	Sheraton Suites	IL	296
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Lexington – Lexington Green	Hilton Suites	KY	174
Baton Rouge	Embassy Suites Hotel	LA	223

Hotel Portfolio (continued)

	Brand	State	Rooms	% Owned(a)
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
St. Paul – Downtown	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Raleigh/Durham	Doubletree Guest Suites	NC	203
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Piscataway – Somerset	Embassy Suites Hotel	NJ	221
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – Mills House	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Austin – Central	Embassy Suites Hotel	TX	260	50%
Corpus Christi	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South	Embassy Suites Hotel	TX	305
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Market Center	Embassy Suites Hotel	TX	244
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport	Holiday Inn	TX	397
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center	Sheraton	VT	309
Vienna – Premiere at Tysons Corner	Sheraton	VA	443	50%

Canada
Toronto – Airport	Holiday Inn	Ontario	446
Toronto – Yorkdale	Holiday Inn	Ontario	370

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities (primarily hotel operations) for the six months ended June 30, 2010, was $41.2 million, which reflects a $5.3 million decrease from the same period in 2009.  This decrease is due primarily to an increase in interest paid (largely resulting from a 270 basis point increase in average interest rates) offset by an increase in accrued expenses and other liabilities.  At June 30, 2010, we had $281.5 million of cash, including approximately $47.5 million held under management agreements to meet working capital needs.

Travel spending fell sharply during the global recession.  Lodging demand was weak in 2009, which adversely affected our Consolidated Hotels RevPAR.  In the first six months of 2010, occupancy strengthened but was partially offset by weak ADR.  We expect our 2010 RevPAR will increase from 2.5% to 4.5% compared to 2009, which assumes a continued recovery in occupancy and ADR growth in the second half of the year.  We expect 2010 cash from operating activities of $36 million to $44 million.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues.  Some of these operating expenses are difficult to predict and control, which lends volatility to our operating results.  We have implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency.  If RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities

During the first six months of 2010 cash used in investing activities increased $3.3 million compared to the same period in 2009, due primarily to increased contributions to unconsolidated ventures (we contributed $23 million to pay-off our share of a joint venture’s mortgage debt), which was largely offset by lower spending on hotel capital expenditures.  We made extensive capital investments in our hotels from 2006 to 2008, and all of our hotels have been renovated.  We expect to spend a normal amount of capital going forward to maintain the quality of our hotels.  As a result, we were able to limit capital spending significantly in 2009, and we expect to spend a limited amount of capital in 2010 without compromising the value and quality of our hotels.  In the first six months of 2010, we completed approximately $18.4 million of capital improvements at our hotels, and we expect to spend approximately $42 million in 2010 in total.

In order to enhance long-term unitholder value, as part of our strategic plan (as in the past and as market conditions allow), we intend to sell lower-growth hotels that no longer meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels and invest in remaining FelCor properties).  We regularly evaluate demand and supply trends for each hotel, portfolio concentration risk and future capital needs.  We expect to identify additional hotels for sale as the hotel transaction and capital markets and hotel cash flows continue to improve.

Financing Activities

During the first six months of 2010, cash provided by financing activities decreased by $41.2 million compared to the same period in 2009, due primarily to first quarter 2009 funds borrowed under our since terminated line of credit, partially offset by proceeds from our June 2010 public common stock offering.  We expect to pay approximately $13 million in normally occurring principal payments in 2010, which payments will be funded from operating cash flow and cash on hand.

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

FelCor Common Stock Offering.  In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering, after underwriting discounts and commissions, were approximately $167 million and were contributed to us in exchange for a like number of common units.  These proceeds together with cash on hand were used to repay $177 million of secured debt for $130 million, representing a 27% discount, and will be used to fund our $98.5 million acquisition of the Fairmont Copley Plaza in Boston, which is expected to close in the third quarter of 2010.

Secured Debt.  At June 30, 2010, we had a total of $1.5 billion of consolidated secured debt with 63 encumbered consolidated hotels with a $1.7 billion aggregate net book value (including 14 hotels that are collateral for our senior secured notes).

In June 2010, we repaid $177 million of secured debt scheduled to mature in 2012 for $130 million, plus accrued interest, representing a 27% discount to the principal balance.  This allowed us to reduce our leverage substantially and unencumber two hotels.

In May 2010, we obtained a new five-year loan for approximately $212 million secured by nine hotels.  The loan proceeds were used to repay $210 million in loans scheduled to mature in May 2010, secured by 11 hotels (including the nine hotels securing the new loan).  The new loan bears interest at LIBOR (subject to a 3% floor) plus 5.10%.  The terms of this new financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels.  In February 2010, we extended the maturity of a loan secured by a hotel from May 2010 to May 2013.  Two remaining loans (totaling $32 million) matured in May 2010.  The cash flows for the hotels that secure those loans do not cover debt service, and we stopped funding the shortfalls in December 2009.  We have been unable to negotiate an acceptable debt modification or reduction that made sense for our unitholders, with regard to these loans.  We are in the process of transferring these two hotels to the lenders in full satisfaction of the debt.

With these transactions, we have resolved all of our significant debt maturities until the end of 2011.

Except in the case of our senior secured notes, our mortgage debt is generally recourse solely to the specific hotels securing the debt except in case of fraud, misapplication of funds and certain other limited recourse carve-out provisions, which could extend recourse to us.  Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

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

Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $639.2 million at June 30, 2010 and $427.2 million at December 31, 2009.  These interest rate caps were not designated as hedges and had insignificant fair values at both June 30, 2010 and December 31, 2009, resulting in no significant net earnings impact.

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

Disclosure Regarding Forward-Looking Statements

This report and the documents incorporated by reference in this report include forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” or other variations of these terms (including their use in the negative), or by discussions of strategies, plans or intentions.  A number of factors could cause actual results to differ materially from those anticipated by these forward-looking statements.  Certain of these risks and uncertainties are described in greater detail under “Risk Factors” in our Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, or the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2010, approximately 59% of our consolidated debt had fixed interest rates.

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

Expected Maturity Date
at June 30, 2010
(dollars in thousands)

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$35,992	$105,834	$4,550	$32,696	$804,980	$9,376	$993,428	1,032,666
Average interest rate	8.57%	8.62%	7.68%	8.61%	9.61%	5.81%	9.39%
Floating-rate:
Debt	1,000	449,916	1,832	1,986	2,153	204,887	661,774	640,636
Average interest rate(a)	5.50%	3.57%	8.10%	8.10%	8.17%	8.17%	5.04%
Total debt	$36,992	$555,750	$6,382	$34,682	$807,133	$214,263	$1,655,202
Average interest rate	8.48%	4.53%	7.80%	8.58%	9.60%	8.07%	7.65%
Net discount							(58,567)
Total debt							$1,596,635

(a)	The average floating interest rate represents the implied forward rates in the yield curve at June 30, 2010.

Item 4.  Controls and Procedures.

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

PART II -- OTHER INFORMATION

Item 3.                      Defaults Upon Senior Securities.

In March 2009, we suspended payment of distributions on our Series A Cumulative Convertible Preferred Units (“Series A Preferred”) and our 8% Series C Cumulative Redeemable Preferred Units (“Series C Preferred”).  The aggregate quarterly Series A Preferred and Series C Preferred distributions are $6.3 million and $3.4 million, respectively.  As of the date of this Quarterly Report, the aggregate Series A Preferred and Series C Preferred distributions in arrears are $37.7 million and $19.3 million, respectively.

Except to the extent required to satisfy FelCor’s minimum REIT distribution requirements, we are restricted by the indenture governing our senior secured notes from making any cash distributions on our common and preferred units.  We are currently below the minimum thresholds set forth in the indenture for which discretionary cash distributions are permitted.

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

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its general partner

Date: August 4, 2010	By:	/s/ Lester C. Johnson
		Name: Title:	Lester C. Johnson Senior Vice President, Chief Accounting Officer