Form 10-Q
period 2010-09-30
FelCor Lodging LP
filed 2010-11-03
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission file number 333-39595-01

FelCor Lodging Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	75-2544994
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

545 E. John Carpenter Freeway, Suite 1300, Irving, Texas	75062
(Address of principal executive offices)	(Zip Code)

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
☐ Yes    ☒ No

FELCOR LODGING LIMITED PARTNERSHIP

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2010	December 31, 2009
Assets
Investment in hotels, net of accumulated depreciation of $970,730 at September 30, 2010 and $916,604 at December 31, 2009	$2,101,244	$2,180,394
Investment in unconsolidated entities	102,957	82,040
Cash and cash equivalents	192,478	263,531
Restricted cash	20,586	18,708
Accounts receivable, net of allowance for doubtful accounts of $326 at September 30, 2010 and $406 at December 31, 2009	36,628	28,678
Deferred expenses, net of accumulated amortization of $15,811 at September 30, 2010 and $14,502 at December 31, 2009	21,701	19,977
Other assets	37,599	32,666
Total assets	$2,513,193	$2,625,994
Liabilities and Partners' Capital
Debt, net of discount of $55,972 at September 30, 2010 and $64,267 at December 31, 2009	$1,573,402	$1,773,314
Distributions payable	66,615	37,580
Accrued expenses and other liabilities	180,560	131,339
Total liabilities	1,820,577	1,942,233
Commitments and contingencies
Redeemable units at redemption value, 295 units issued and outstanding at September 30, 2010 and December 31, 2009	1,357	1,062
Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at September 30, 2010 and December 31, 2009	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at September 30, 2010 and December 31, 2009	169,412	169,412
Common units, 101,038 and 69,413 units issued at September 30, 2010 and December 31, 2009, respectively	166,620	157,705
Accumulated other comprehensive income	24,912	23,637
Total FelCor LP partners' capital	670,306	660,116
Noncontrolling interests	20,953	22,583
Total partners' capital	691,259	682,699
Total liabilities and partners' capital	$2,513,193	$2,625,994
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited, in thousands, except for per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Hotel operating revenue	$241,944	$222,260	$713,937	$682,016
Other revenue	1,421	1,280	2,793	2,554
Total revenues	243,365	223,540	716,730	684,570
Expenses:
Hotel departmental expenses	87,001	80,791	254,469	240,275
Other property related costs	69,894	63,778	201,701	191,961
Management and franchise fees	11,545	10,975	33,796	32,990
Taxes, insurance and lease expense	26,511	24,872	77,913	74,199
Corporate expenses	6,564	4,471	22,921	15,829
Depreciation and amortization	36,564	36,866	110,454	108,668
Impairment loss	65,849	—	79,245	—
Other expenses	1,331	1,031	2,693	3,486
Total operating expenses	305,259	222,784	783,192	667,408

Operating income (loss)	(61,894)	756	(66,462)	17,162
Interest expense, net	(35,147)	(24,015)	(107,678)	(67,301)
Extinguishment of debt	(225)	—	45,853	(594)
Loss before equity in income (loss) from unconsolidated entities	(97,266)	(23,259)	(128,287)	(50,733)
Equity in income (loss) from unconsolidated entities	302	488	(886)	(3,197)
Gain on sale of assets	—	723	—	723
Loss from continuing operations	(96,964)	(22,048)	(129,173)	(53,207)
Discontinued operations	7,684	(3,426)	(1,059)	(4,657)
Net loss	(89,280)	(25,474)	(130,232)	(57,864)
Net loss attributable to noncontrolling interests	173	174	77	66
Net loss attributable to FelCor LP	(89,107)	(25,300)	(130,155)	(57,798)
Preferred distributions	(9,678)	(9,678)	(29,034)	(29,034)
Net loss attributable to FelCor LP common unitholders	$(98,785)	$(34,978)	$(159,189)	$(86,832)
Basic and diluted per common unit data:
Loss from continuing operations	$(1.12)	$(0.50)	$(2.10)	$(1.30)
Net loss	$(1.04)	$(0.55)	$(2.11)	$(1.37)
Basic and diluted weighted average common units outstanding	95,329	63,382	75,430	63,417

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
Net loss	$(89,280)	$(25,474)	$(130,232)	$(57,864)
Foreign currency translation adjustment	1,927	4,707	1,275	7,157
Comprehensive loss	(87,353)	(20,767)	(128,957)	(50,707)
Comprehensive loss attributable to noncontrolling interests	173	174	77	66
Comprehensive loss attributable to FelCor LP	$(87,180)	$(20,593)	$(128,880)	$(50,641)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(unaudited, in thousands)

	Preferred Units	Partnership Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2008	$478,774	$300,913	$15,418	$23,784	$818,889
Foreign exchange translation	—	—	7,157	—	7,157
FelCor restricted stock compensation	—	3,810	—	—	3,810
Contributions	—	—	—	469	469
Distributions	—	(29,034)	—	(1,141)	(30,175)
Allocation to redeemable units	—	(795)	—	—	(795)
Other	—	(208)	—	168	(40)
Net loss	—	(57,798)	—	(66)	(57,864)
Balance at September 30, 2009	$478,774	$216,888	$22,575	$23,214	$741,451

Balance at December 31, 2009	$478,774	$157,705	$23,637	$22,583	$682,699
Foreign exchange translation	—	—	1,275	—	1,275
Issuance of common units	—	166,327	—	—	166,327
FelCor restricted stock compensation	—	3,199	—	—	3,199
Contributions	—	—	—	20	20
Distributions	—	(29,034)	—	(1,689)	(30,723)
Allocation to redeemable units	—	(295)	—	—	(295)
Other	—	(1,127)	—	116	(1,011)
Net loss	—	(130,155)	—	(77)	(130,232)
Balance at September 30, 2010	$478,774	$166,620	$24,912	$20,953	$691,259

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(130,232)	$(57,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,420	112,024
Gain on sale of assets	—	(723)
Amortization of deferred financing fees and debt discount	13,050	3,089
Amortization of unearned officers’ and directors’ compensation	4,901	3,924
Equity in loss from unconsolidated entities	886	3,197
Distributions of income from unconsolidated entities	1,869	2,256
Extinguishment of debt	(54,096)	594
Impairment loss	86,909	3,448
Changes in assets and liabilities:
Accounts receivable	(8,516)	1,214
Restricted cash – operations	239	(1,587)
Other assets	(6,321)	(4,827)
Accrued expenses and other liabilities	47,952	11,664
Net cash flow provided by operating activities	68,061	76,409
Cash flows from investing activities:
Acquisition of hotels	(97,513)	—
Improvements and additions to hotels	(27,841)	(62,465)
Additions to condominium project	(216)	(115)
Change in restricted cash – investing	(3,983)	(2,507)
Proceeds received from property damage insurance	417	—
Redemption of investment securities	—	1,719
Distributions from unconsolidated entities	1,566	3,700
Contributions to unconsolidated entities	(25,172)	(444)
Net cash flow used in investing activities	(152,742)	(60,112)
Cash flows from financing activities:
Proceeds from borrowings	212,149	418,390
Repayment of borrowings	(355,832)	(340,037)
Payment of deferred financing fees	(7,507)	(7,785)
Change in restricted cash – financing	1,016	—
Acquisition of noncontrolling interest	(1,000)	—
Distributions paid to noncontrolling interests	(1,689)	(1,141)
Contributions from noncontrolling interests	20	469
Distributions paid to preferred unitholders	—	(9,678)
Net proceeds from common unit issuance	166,327	—
Net cash flow provided by financing activities	13,484	60,218
Effect of exchange rate changes on cash	144	1,361
Net change in cash and cash equivalents	(71,053)	77,876
Cash and cash equivalents at beginning of periods	263,531	50,187
Cash and cash equivalents at end of periods	$192,478	$128,063

Supplemental cash flow information – interest paid	$78,603	$87,395
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 84 hotels with approximately 24,000 rooms at September 30, 2010. The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated (NYSE: FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT. All of FelCor's operations are conducted solely through FelCor LP, and at September 30, 2010, FelCor owned a greater than 99% partnership interest in FelCor LP.

We lease all but one of our hotels to our taxable REIT subsidiaries (or TRS).  These subsidiaries (our operating lessees) have engaged independent third-party management companies to manage the hotels.

Of the 84 hotels in which we had an ownership interest at September 30, 2010, we owned a 100% interest in 65 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 14 hotels.  We consolidate our real estate interests in the 70 hotels in which we held greater than 50% ownership interests, and we record the real estate interests of the 14 hotels in which we held 50% ownership interests using the equity method.

At September 30, 2010, 83 of the 84 hotels in which we had ownership interests were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held greater than 50% ownership interests and had direct or indirect controlling interests in the lessees of the hotels that were leased to operating lessees.  Because we owned controlling interests in these lessees (including lessees of 13 of the 14 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 83 hotels as our Consolidated Hotels) and reflect 100% of the hotels’ revenues and expenses, including lease expenses, on our statement of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 13 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and more than 50% of the real estate interests in each of the remaining 70 hotels (we consolidate our real estate interest in these hotels).

At September 30, 2010, we had 97,344,716 redeemable and common units of FelCor LP outstanding.

The following table illustrates the distribution of our 83 Consolidated Hotels among our various brands at September 30, 2010:

Brand	Hotels	Rooms
Embassy Suites Hotels®	46	11,911
Holiday Inn®	15	5,154
Sheraton® and Westin®	9	3,217
Doubletree® and Hilton®	9	2,030
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Total	83	24,016

At September 30, 2010, our Consolidated Hotels were located in the United States (81 hotels in 23 states) and Canada (two hotels in Toronto, Ontario), with concentrations in California (15 hotels), Florida (12 hotels) and Texas (11 hotels).  Approximately 50% of our hotel room revenues were generated from hotels in these three states during the first nine months of 2010.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization — (continued)

At September 30, 2010, of our 83 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 53 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 15 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed nine hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) subsidiaries of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, and (vi) independent management companies managed two hotels.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our nine-month period ending September 30, 2010 and 2009 includes the results of operations for our Marriott-managed hotels for the thirty-six week period ending September 10, 2010 and September 11, 2009, respectively.

The information in our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three and nine months ended September 30, 2010 and 2009, include adjustments based on management's estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of actual operating results for the entire year.

2.	Hotel Acquisition

In August 2010, we acquired the 383-room Fairmont Copley Plaza in Boston, Massachusetts. The fair values of the assets acquired and liabilities assumed at the date of acquisition were consistent with the purchase price and were allocated based on appraisals and valuation studies performed by management. We expensed $400,000 of acquisition costs (including broker, attorneys and accounting fees) that are not included in the fair value estimates of the net assets acquired. The following table summarizes the fair values of assets acquired and liabilities assumed in our acquisition (in thousands):

Assets
Investment in hotels(a)	$98,500
Accounts receivable	1,349
Other assets	898
Total assets acquired	100,747

Liabilities
Accrued expenses and other liabilities	3,234
Net assets acquired	$97,513

(a)    Investment in hotels was allocated to land ($27.6 million), building and improvements ($62.5 million) and furniture, fixtures and equipment ($8.4 million).

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Hotel Acquisition — (continued)

The following consolidated unaudited pro forma results of operations including that hotel for the three and nine months ended September 30, 2010 and 2009 assume this acquisition had occurred on January 1, 2009. The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date. The unaudited pro forma results of operations are as follows (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$248,585	$233,327	$739,839	$713,488
Net loss	$(89,737)	$(25,018)	$(131,753)	$(57,097)
Earnings per unit - basic and diluted	$(1.04)	$(0.54)	$(2.13)	$(1.36)

For the three and nine months ended September 30, 2010, we have included $5.7 million of revenues and $1.3 million of net income in our consolidated statements of operations related to the operations of this hotel.

3.    Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 14 hotels at September 30, 2010 and 15 hotels at December 31, 2009.  We also own a 50% interest in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	September 30, 2010	December 31, 2009
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$239,805	$259,977
Total assets	$265,361	$279,611
Debt	$156,398	$214,963
Total liabilities	$161,647	$220,389
Equity	$103,714	$59,222

Our unconsolidated entities’ debt at September 30, 2010 and December 31, 2009 consisted entirely of non-recourse mortgage debt.

In April 2010, we contributed $23 million to an unconsolidated joint venture owning Sheraton Tyson's Corner.  That contribution, along with a $23 million contribution from our joint venture partner, was used to pay-off the joint venture's $46 million mortgage debt.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Investment in Unconsolidated Entities — (continued)

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009
Total revenues	$21,810	$20,925	$54,197		$53,845
Net income (loss)	$1,531	$1,905	$(582)		$(2,683)	(a)

Net income (loss) attributable to FelCor LP	$767	$953	$(50)		$(1,342)
Impairment loss	—	—	—		(476)	(b)
Gain on joint venture liquidation	—	—	559	(b)	—
Depreciation of cost in excess of book value	(465)	(465)	(1,395)		(1,379)
Equity in income (loss) from unconsolidated entities	$302	$488	$(886)		$(3,197)

(a)	Net loss includes a $3.2 million impairment charge. The impairment was based on sales contracts for two hotels then owned by one of our joint ventures (a Level 2 input).

(b)
As a result of a 2009 impairment charge recorded by a joint venture, the net book value of the joint venture's assets no longer supported the recovery of our investment.  Therefore, we recorded an additional 2009 impairment charge to reduce our investment in the joint venture to zero.  In March 2010, the joint venture sold its remaining hotel asset for $3.7 million, with respect to which we received $559,000 in net proceeds.

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	September 30, 2010	December 31, 2009
Hotel-related investments	$41,788	$18,969
Cost in excess of book value of hotel investments	51,100	52,429
Land and condominium investments	10,069	10,642
	$102,957	$82,040

The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Hotel investments	$(200)	$(8)	$(813)	$(3,204)
Other investments	502	496	(73)	7
Equity in income (loss) from unconsolidated entities	$302	$488	$(886)	$(3,197)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered Hotels	Interest Rate (%)		Maturity Date	September 30, 2010	December 31, 2009
Mortgage debt
Mortgage debt	12 hotels	L + 0.93	(a)	November 2011	$250,000	$250,000
Mortgage debt	9 hotels	L + 5.10	(b)	April 2015	212,000	—
Mortgage debt	9 hotels	L + 3.50	(c)	August 2011(d)	198,800	200,425
Mortgage debt	7 hotels	9.02		April 2014	114,306	117,422
Mortgage debt(e)	5 hotels	6.66		June - August 2014	69,606	70,917
Mortgage debt	1 hotel	8.77		May 2013	27,770	27,829
Mortgage debt(f)	1 hotel	8.62		May 2010	14,103	14,103
Mortgage debt	1 hotel	5.81		July 2016	11,429	11,741
Mortgage debt	1 hotel	6.15		June 2011	8,157	9,228
Other	—	4.25		May 2011	502	354
Senior notes
Senior secured notes(g)	14 hotels	10.00		October 2014	580,070	572,500
Senior notes	—	8.50	(h)	June 2011	86,659	86,604
Retired debt	—	—		—	—	412,191
Total	60 hotels				$1,573,402	$1,773,314

(a)	We purchased an interest rate cap that caps LIBOR at 7.8% and expires November 2011 for a $250 million notional amount.

(b)	LIBOR for this loan is subject to a 3% floor. We purchased an interest rate cap that caps LIBOR at 5.0% and expires May 2012 for a $212 million notional amount.

(c)	LIBOR for this loan is subject to a 2% floor.

(d)	This loan can be extended for as many as two years (to 2013), subject to satisfying certain conditions.

(e)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(f)	We are in the process of transferring this hotel to the lender in full satisfaction of the debt.

(g)	These notes have $636 million in aggregate principal outstanding and were sold at a discount that provides an effective yield of 12.875% before transaction costs.

(h)	As a result of a rating down-grade in February 2009, the interest rate on the 8½% senior notes increased to 9%.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Debt — (continued)

In June 2010, we repaid $177 million of secured debt scheduled to mature in 2012 for $130 million, plus accrued interest, representing a 27% discount to the principal balance.  This allowed us to reduce our leverage substantially and unencumbered two hotels.

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

On November 1, 2010, we incurred $29 million of new debt secured by two hotels. The loan bears interest at LIBOR (subject to a 1% floor) plus 4.25% and is scheduled to mature in November 2011, with a one year extension option subject to certain conditions.

We reported $35.1 million and $24.0 million  of interest expense for the three months ended September 30, 2010 and 2009, respectively, which is net of: (i) interest income of $104,000 and $229,000 and (ii) capitalized interest of $187,000 and $160,000, respectively.  We reported $107.7 million and $67.3 million of interest expense for the nine months ended September 30, 2010 and 2009, respectively, which is net of: (i) interest income of $307,000 and $573,000 and (ii) capitalized interest of $471,000 and $567,000, respectively.

5.    FelCor Common Stock Offering

In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering were $166.3 million and were contributed to us in exchange for a like number of common units.  These proceeds together with cash on hand were used to repay $177 million of secured debt for $130 million (a 27% discount to par) and fund our acquisition of the Fairmont Copley Plaza in Boston.

6.    Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Room revenue	$193,641	$178,795	$564,086	$539,949
Food and beverage revenue	33,076	29,207	106,796	99,583
Other operating departments	15,227	14,258	43,055	42,484
Total hotel operating revenue	$241,944	$222,260	$713,937	$682,016

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$52,636	21.8%	$48,473	21.8%
Food and beverage	27,830	11.5	25,657	11.5
Other operating departments	6,535	2.7	6,661	3.0
Total hotel departmental expenses	$87,001	36.0%	$80,791	36.3%

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$150,793	21.1%	$140,671	20.6%
Food and beverage	84,623	11.9	80,647	11.8
Other operating departments	19,053	2.6	18,957	2.8
Total hotel departmental expenses	$254,469	35.6%	$240,275	35.2%

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$22,321	9.2%	$19,901	9.0%
Marketing	20,514	8.5	18,288	8.2
Repair and maintenance	12,978	5.4	12,117	5.5
Utilities	14,081	5.8	13,472	6.0
Total other property operating costs	$69,894	28.9%	$63,778	28.7%

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs — (continued)

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$64,897	9.1%	$60,819	8.9%
Marketing	60,785	8.5	57,140	8.4
Repair and maintenance	38,493	5.4	36,451	5.3
Utilities	37,526	5.3	37,551	5.5
Total other property operating costs	$201,701	28.3%	$191,961	28.1%

7.    Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Hotel lease expense(a)	$11,827	$10,893	$33,090	$31,805
Land lease expense(b)	3,044	2,590	7,749	7,215
Real estate and other taxes	8,669	9,049	27,705	26,604
Property insurance, general liability insurance and other	2,971	2,340	9,369	8,575
Total taxes, insurance and lease expense	$26,511	$24,872	$77,913	$74,199

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 13 hotels owned by unconsolidated entities, and is partially offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $4.7 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively, and $11.8 million and $10.7 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)
Land lease expense includes percentage rent of $1.6 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and $3.2 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Impairment

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

During the quarter ended September 30, 2010, we recorded $65.8 million of impairment charges. These charges related to our third quarter 2010 decision to market and sell 14 hotels. Eight of these 14 hotels were impaired in light of the reduced estimated hold periods.

During the quarter ended March 31, 2010, we determined that we would be unable to negotiate satisfactory modifications or reductions that make sense for our unitholders on loans secured by two hotels.  Therefore, we recorded a $21.1 million impairment charge (of which $7.7 million is included in discontinued operations) in connection with our decision to transfer these hotels to the lenders in full satisfaction of the debt secured by these hotels.  These hotels’ cash flows did not cover debt service, and we stopped funding shortfalls in December 2009.  In September 2010, we transfered title of one hotel, and related net assets, with a combined net book value of $9.4 million to the lender in satisfaction of $17.6 million of debt. This resulted in an $8.2 million gain from extinguishment of debt. We will consider the other hotel as part of continuing operations until the hotel is transferred, and the debt satisfied, whereupon we expect to record approximately $7 million of additional gain on extinguishment of debt.

For our 2010 impairment charges, we estimated the hotels’ fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information.  The cash flows used for determining the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets.  The inputs used to determine the fair values of these hotels are classified as Level 3 under the authoritative guidance for fair value measurements.

During the nine months ended September 30, 2009, we recorded $3.4 million of impairment charges related to two hotels sold in December 2009.  These valuations were based on a third-party offer to purchase (a Level 2 input) at a price less than our previously estimated fair value.

We did not have any hotels held for sale at September 30, 2010.  We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) when a buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.

In order to enhance long-term unitholder value, as part of our strategic plan (as in the past and as market conditions allow), we intend to sell lower-growth hotels that no longer meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels and invest in remaining FelCor properties).  We regularly evaluate demand and supply trends for each hotel, portfolio concentration risk and future capital needs.  We expect to market additional hotels for sale based on various factors and we will sell hotels only when we receive adequate pricing.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Discontinued Operations

Discontinued operations include results of operations of two hotels sold in December 2009 and one hotel transferred to a lender in satisfaction of debt in September 2010.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010		2009
Hotel operating revenue	$1,538	$6,668		$4,929		$22,495
Operating expenses	(1,727)	(9,682)	(a)	(12,960)	(b)	(25,952)	(c)
Loss from discontinued operations	$(189)	$(3,014)		$(8,031)		$(3,457)
Interest expense, net	(388)	(412)		(1,271)		(1,200)
Extinguishment of debt	8,261	—		8,243		—
Income (loss) from discontinued operations	$7,684	$(3,426)		$(1,059)		$(4,657)

(a)	Includes impairment charge of $2.1 million.

(b)	Includes impairment charge of $7.7 million.

(c)	Includes impairment charge of $3.4 million.

10.    Loss Per Unit

The following table sets forth the computation of basic and diluted loss per unit (in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009
Numerator:
Net loss attributable to FelCor LP	$(89,107)		$(25,300)	$(130,155)		$(57,798)
Discontinued operations attributable to FelCor LP	(7,684)		3,426	1,059		4,657
Loss from continuing operations attributable to FelCor LP	(96,791)		(21,874)	(129,096)		(53,141)
Less: Preferred distributions	(9,678)		(9,678)	(29,034)		(29,034)
Numerator for continuing operations attributable to FelCor LP common unitholders	(106,469)		(31,552)	(158,130)		(82,175)
Discontinued operations attributable to FelCor LP	7,684		(3,426)	(1,059)		(4,657)
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(98,785)		$(34,978)	$(159,189)		$(86,832)
Denominator:
Denominator for basic and diluted loss per unit	95,329	(a)	63,382	75,430	(a)	63,417
Basic and diluted loss per unit data:
Loss from continuing operations	$(1.12)		$(0.50)	$(2.10)		$(1.30)
Discontinued operations	$0.08		$(0.05)	$(0.01)		$(0.07)
Net loss	$(1.04)		$(0.55)	$(2.11)		$(1.37)

(a)	Reflects issuance of 31.6 million units on June 22, 2010.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Loss Per Unit — (continued)

Securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted loss per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Series A convertible preferred units	9,985	9,985	9,985	9,985

Series A preferred distributions that would be excluded from net loss attributable to FelCor LP common unitholders, if these Series A preferred units were dilutive, were $6.3 million for the three months ended September 30, 2010 and 2009, and $18.8 million for the nine months ended September 30, 2010 and 2009.

11.    Suspension of Distributions

We suspended payment of our common distributions in December 2008 and our preferred distributions in March 2009 (we paid $9.7 million of preferred distributions in January 2009).  Our ability to pay cash distributions in excess of the minimum REIT distribution requirements is limited by the indenture governing our senior secured notes whenever we fail to meet a defined financial ratio threshold. We currently do not meet an interest coverage test; consequently, we do not expect to pay any common or preferred cash distributions during 2010.  Distributions are not paid unless declared by FelCor's Board of Directors; however, any unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to reinstatement of our common distributions.  FelCor's Board of Directors will determine whether and when to declare future distributions (once we meet the financial ratio threshold and are no longer prohibited) based upon various factors, including operating results, economic conditions, other operating trends, our financial condition including the outcome of refinancing debt maturities and capital requirements, as well as FelCor's minimum REIT distribution requirements.  We had accrued $66.6 million and $37.6 million in distributions payable on our Series A and Series C preferred units at September 30, 2010 and December 31, 2009, respectively.

12.    Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of September 30, 2010.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data; and (iii) our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of all our debt was $1.7 billion at September 30, 2010).

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Recently Adopted Accounting Standards

The FASB recently amended its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance.  The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The guidance was effective for us beginning January 1, 2010, and accordingly, we have reevaluated our interests in our entities to determine that the entities are reflected properly in the financial statements as investments or consolidated entities.  Based on our evaluation, we have concluded that we do not have any variable interest entities that are impacted by this new accounting standard.

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

CONSOLIDATING BALANCE SHEET
September 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$81,433	$407,256	$1,612,555	$—	$2,101,244
Equity investment in consolidated entities	1,113,009	—	—	(1,113,009)	—
Investment in unconsolidated entities	88,357	13,153	1,447	—	102,957
Cash and cash equivalents	146,547	45,109	822	—	192,478
Restricted cash	—	5,559	15,027	—	20,586
Accounts receivable	511	36,031	86	—	36,628
Deferred expenses	11,685	—	10,016	—	21,701
Other assets	9,777	22,523	5,299	—	37,599

Total assets	$1,451,319	$529,631	$1,645,252	$(1,113,009)	$2,513,193

Debt	$666,728	$—	$906,674	$—	$1,573,402
Distributions payable	66,615	—	—	—	66,615
Accrued expenses and other liabilities	46,313	112,892	21,355	—	180,560

Total liabilities	779,656	112,892	928,029	—	1,820,577

Redeemable units, at redemption value	1,357	—	—	—	1,357

Preferred units	478,774	—	—	—	478,774
Common units	191,532	392,062	696,035	(1,113,009)	166,620
Accumulated other comprehensive income	—	24,912	—	—	24,912
Total FelCor LP partners’ capital	670,306	416,974	696,035	(1,113,009)	670,306
Noncontrolling interests	—	(235)	21,188	—	20,953
Total capital	670,306	416,739	717,223	(1,113,009)	691,259
Total liabilities and capital	$1,451,319	$529,631	$1,645,252	$(1,113,009)	$2,513,193

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$62,691	$441,046	$1,676,657	$—	$2,180,394
Equity investment in consolidated entities	1,015,822	—	—	(1,015,822)	—
Investment in unconsolidated entities	66,968	13,572	1,500	—	82,040
Cash and cash equivalents	224,526	36,834	2,171	—	263,531
Restricted cash	—	2,803	15,905	—	18,708
Accounts receivable	763	27,640	275	—	28,678
Deferred expenses	12,280	—	7,697	—	19,977
Other assets	6,308	21,462	4,896	—	32,666

Total assets	$1,389,358	$543,357	$1,709,101	$(1,015,822)	$2,625,994

Debt	$659,105	$1,734	$1,112,475	$—	$1,773,314
Distributions payable	37,580	—	—	—	37,580
Accrued expenses and other liabilities	31,495	85,913	13,931	—	131,339

Total liabilities	728,180	87,647	1,126,406	—	1,942,233

Redeemable units, at redemption value	1,062	—	—	—	1,062

Preferred units	478,774	—	—	—	478,774
Common units	181,342	431,756	560,429	(1,015,822)	157,705
Accumulated other comprehensive income	—	23,637	—	—	23,637
Total FelCor LP partners’ capital	660,116	455,393	560,429	(1,015,822)	660,116
Noncontrolling interests	—	317	22,266	—	22,583
Total capital	660,116	455,710	582,695	(1,015,822)	682,699
Total liabilities and capital	$1,389,358	$543,357	$1,709,101	$(1,015,822)	$2,625,994

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$241,944	$—	$—	$241,944
Percentage lease revenue	3,715	—	53,361	(57,076)	—
Other revenue	—	1,286	135	—	1,421
Total revenue	3,715	243,230	53,496	(57,076)	243,365

Expenses:
Hotel operating expenses	—	168,440	—	—	168,440
Taxes, insurance and lease expense	284	74,946	8,357	(57,076)	26,511
Corporate expenses	234	3,091	3,239	—	6,564
Depreciation and amortization	1,880	8,649	26,035	—	36,564
Impairment loss	1,173	15,156	49,520	—	65,849
Other expenses	(9)	835	505	—	1,331
Total operating expenses	3,562	271,117	87,656	(57,076)	305,259
Operating income (loss)	153	(27,887)	(34,160)	—	(61,894)
Interest expense, net	(20,433)	(711)	(14,003)	—	(35,147)
Extinguishment of debt	—	(137)	(88)	—	(225)
Income (loss) before equity in income (loss) from unconsolidated entities and noncontrolling interests	(20,280)	(28,735)	(48,251)	—	(97,266)
Equity in income (loss) from consolidated entities	(68,780)	—	—	68,780	—
Equity in income (loss) from unconsolidated entities	(47)	366	(17)	—	302
Income (loss) from continuing operations	(89,107)	(28,369)	(48,268)	68,780	(96,964)
Discontinued operations	—	(172)	7,856	—	7,684
Net income (loss)	(89,107)	(28,541)	(40,412)	68,780	(89,280)
Net income attributable to noncontrolling interests	—	147	26	—	173
Net income (loss) attributable to FelCor LP	(89,107)	(28,394)	(40,386)	68,780	(89,107)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income (loss) attributable to FelCor LP common unitholders	$(98,785)	$(28,394)	$(40,386)	$68,780	$(98,785)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$222,260	$—	$—	$222,260
Percentage lease revenue	3,772	—	46,825	(50,597)	—
Other revenue	1	1,157	122	—	1,280
Total revenue	3,773	223,417	46,947	(50,597)	223,540

Expenses:
Hotel operating expenses	—	155,544	—	—	155,544
Taxes, insurance and lease expense	430	65,515	9,524	(50,597)	24,872
Corporate expenses	162	2,310	1,999	—	4,471
Depreciation and amortization	2,067	8,428	26,371	—	36,866
Other expenses	63	949	19	—	1,031
Total operating expenses	2,722	232,746	37,913	(50,597)	222,784
Operating income (loss)	1,051	(9,329)	9,034	—	756
Interest expense, net	(8,524)	(505)	(14,986)	—	(24,015)
Extinguishment of debt	—	—	—	—	—
Income (loss) before equity in income (loss) from unconsolidated entities and noncontrolling interests	(7,473)	(9,834)	(5,952)	—	(23,259)
Equity in income (loss) from consolidated entities	(18,002)	—	—	18,002	—
Equity in income (loss) from unconsolidated entities	175	331	(18)	—	488
Gain on sale of asset	—	—	723	—	723
Loss from continuing operations	(25,300)	(9,503)	(5,247)	18,002	(22,048)
Discontinued operations	—	(3,012)	(414)	—	(3,426)
Net loss	(25,300)	(12,515)	(5,661)	18,002	(25,474)
Net loss (income) attributable to noncontrolling interests	—	81	93	—	174
Net loss attributable to FelCor LP	(25,300)	(12,434)	(5,568)	18,002	(25,300)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(34,978)	$(12,434)	$(5,568)	$18,002	$(34,978)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$713,937	$—	$—	$713,937
Percentage lease revenue	8,820	—	157,336	(166,156)	—
Other revenue	1	2,517	275	—	2,793
Total revenue	8,821	716,454	157,611	(166,156)	716,730

Expenses:
Hotel operating expenses	—	489,966	—	—	489,966
Taxes, insurance and lease expense	1,489	217,011	25,569	(166,156)	77,913
Corporate expenses	611	10,845	11,465	—	22,921
Depreciation and amortization	5,974	26,016	78,464	—	110,454
Impairment loss	1,173	15,156	62,916	—	79,245
Other expenses	6	2,400	287	—	2,693
Total operating expenses	9,253	761,394	178,701	(166,156)	783,192
Operating income (loss)	(432)	(44,940)	(21,090)	—	(66,462)
Interest expense, net	(61,271)	(2,126)	(44,281)	—	(107,678)
Extinguishment of debt	—	(137)	45,990	—	45,853
Income (loss) before equity in income (loss) from unconsolidated entities and noncontrolling interests	(61,703)	(47,203)	(19,381)	—	(128,287)
Equity in income (loss) from consolidated entities	(67,438)	—	—	67,438	—
Equity in income (loss) from unconsolidated entities	(1,014)	(59)	187	—	(886)
Loss from continuing operations	(130,155)	(47,262)	(19,194)	67,438	(129,173)
Discontinued operations	—	(361)	(698)	—	(1,059)
Net income (loss)	(130,155)	(47,623)	(19,892)	67,438	(130,232)
Net loss (income) attributable to noncontrolling interests	—	38	39	—	77
Net loss attributable to FelCor LP	(130,155)	(47,585)	(19,853)	67,438	(130,155)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net loss attributable to FelCor LP common unitholders	$(159,189)	$(47,585)	$(19,853)	$67,438	$(159,189)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$682,016	$—	$—	$682,016
Percentage lease revenue	12,876	—	132,038	(144,914)	—
Other revenue	5	2,285	264	—	2,554
Total revenue	12,881	684,301	132,302	(144,914)	684,570

Expenses:
Hotel operating expenses	—	465,226	—	—	465,226
Taxes, insurance and lease expense	1,987	193,472	23,654	(144,914)	74,199
Corporate expenses	603	9,124	6,102	—	15,829
Depreciation and amortization	7,732	30,389	70,547	—	108,668
Other expenses	75	3,274	137	—	3,486
Total operating expenses	10,397	701,485	100,440	(144,914)	667,408
Operating income (loss)	2,484	(17,184)	31,862	—	17,162
Interest expense, net	(26,648)	(3,725)	(36,928)	—	(67,301)
Extinguishment of debt	(594)	—	—	—	(594)
Income (loss) before equity in income (loss) from unconsolidated entities and noncontrolling interests	(24,758)	(20,909)	(5,066)	—	(50,733)
Equity in loss from consolidated entities	(32,196)	—	—	32,196	—
Equity in loss from unconsolidated entities	(844)	(206)	(2,147)	—	(3,197)
Gain on sale of asset	—	—	723	—	723
Loss from continuing operations	(57,798)	(21,115)	(6,490)	32,196	(53,207)
Discontinued operations	—	(3,507)	(1,150)	—	(4,657)
Net loss	(57,798)	(24,622)	(7,640)	32,196	(57,864)
Net loss (income) attributable to noncontrolling interests	—	(252)	318	—	66
Net loss attributable to FelCor LP	(57,798)	(24,874)	(7,322)	32,196	(57,798)
Preferred distributions	(29,034)	—	—	—	(29,034)
Net loss attributable to FelCor LP common unitholders	$(86,832)	$(24,874)	$(7,322)	$32,196	$(86,832)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.           Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010
(in thousands)

	FelCor L.P.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(34,924)	$8,939	$94,046	$68,061
Cash flows from (used in) investing activities	(23,987)	(7,092)	(121,663)	(152,742)
Cash flows from (used in) financing activities	(19,068)	6,284	26,268	13,484
Effect of exchange rates changes on cash	—	144	—	144
Change in cash and cash equivalents	(77,979)	8,275	(1,349)	(71,053)
Cash and cash equivalents at beginning of period	224,526	36,834	2,171	263,531
Cash and equivalents at end of period	$146,547	$45,109	$822	$192,478

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(10,512)	$10,857	$76,064	$76,409
Cash flows from (used in) investing activities	2,693	(27,589)	(35,216)	(60,112)
Cash flows from (used in) financing activities	80,224	21,862	(41,868)	60,218
Effect of exchange rates changes on cash	—	1,361	—	1,361
Change in cash and cash equivalents	72,405	6,491	(1,020)	77,876
Cash and cash equivalents at beginning of period	7,719	40,018	2,450	50,187
Cash and equivalents at end of period	$80,124	$46,509	$1,430	$128,063

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Hotel occupancies hit historic lows in 2009, but we began seeing improvement in occupancies at our hotels in late 2009. Hotel occupancy continued to improve through third quarter 2010 based on higher demand and moderating supply growth.  As occupancies improved and corporate travel demand increased late in second quarter 2010, we began seeing sustained average daily rate, or ADR, improvement. This improvement reflected the first increase since September 2008.  We expect a positive imbalance between supply growth and demand growth to continue, providing further ADR improvements and stronger margin growth in future periods.

In the third quarter 2010, our same-store revenue per available room, or RevPAR, increased 6.3%, compared to the same period in 2009. Our same-store occupancy increased by 4.2%, and ADR increased by 2.1% compared to the same period in 2009. Increased ADR contributed to improved hotel margins in the quarter, compared to the same period in 2009.

In the first nine months of 2010, our RevPAR increased 3.8%, compared to the first nine months of 2009.  Compared to the same period in 2009, our occupancy increased by 6.5%, which was offset by a 2.5% ADR decrease.  Our portfolio is trending above 2008 occupancy levels but continues to lag in ADR. The combination of increased occupancy and lower ADR compresses hotel margins, because our hotels have more guests who are paying less.  We continue to work closely with our brand-managers on extensive cost containment initiatives to minimize margin erosion at our hotels.  Many of our hotels have been able to reduce labor costs permanently, and all of our hotels have trimmed non-critical functions.  To this end, while overall costs have increased because of increased occupancy, our hotels have been able to limit loss in margins for the nine months ended September 30, 2010, to 39 basis points, compared to the same period last year.

In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering, after underwriting discounts and commissions, were approximately $166 million and were contributed to us in exchange for a like number of common units.  These proceeds, together with cash on hand, were used to repay $177 million of secured debt for $130 million (a 27% discount to par) and were used to fund our $98.5 million acquisition of the Fairmont Copley Plaza in Boston, in August 2010.

In May 2010, we obtained a new $212 million loan, secured by nine hotels, that matures in 2015.  The new loan bears interest at LIBOR (subject to a 3.0% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and scheduled to mature in May 2010.  The terms of this financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels.  Two other loans (totaling $32 million) also matured in May 2010.   The cash flows for the hotels that secure those loans do not cover debt service, and we stopped funding the shortfalls in December 2009.  We have been unable to negotiate an acceptable debt modification or reduction that made sense for our unitholders, with regard to these loans.  We transferred one hotel to the lender in full satisfaction of the debt on September 30, 2010 and are in the process of transferring the remaining hotel to the lender in full satisfaction of the debt.

With these transactions, we have resolved all of our significant debt maturities until the end of 2011.

We suspended our common distribution in December 2008 and our preferred distribution in March 2009.  Although distributions are not paid unless declared by FelCor's Board of Directors, unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to payment of any common distributions.  Our senior notes currently restrict us from paying any distributions so long as we remain below certain financial ratio thresholds, except to the extent necessary to satisfy FelCor's REIT distribution requirement.  FelCor's Board of Directors will determine whether and when to declare future distributions (once we meet the financial ratio threshold and are no longer prohibited) based upon various factors, including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.

Results of Operations

Comparison of the Three Months ended September 30, 2010 and 2009

For the three months ended September 30, 2010, we recorded $98.8 million, or $1.04 per unit, of net loss attributable to common unitholders, compared to $35.0 million, or $0.55 per unit, of net loss attributable to common unitholders for the same period in 2009.  A $65.8 million impairment loss was the most significant item contributing to the increased loss compared to 2009.

In the third quarter of 2010:

•
Total revenue was $243.4 million, an increase of $19.8 million, or 8.9%, compared to the same period in 2009.  The increase in revenue is attributed principally to a 6.3% increase in same-store RevPAR, which reflects a 4.2% increase in occupancy and a 2.1% increase in ADR. The hotel acquired in August 2010 contributed $5.7 million to the increase.

•
Hotel departmental expenses increased $6.2 million compared to the same period in 2009 due to higher occupancies and $2.4 million of hotel departmental expenses from the hotel acquired in August 2010.  As a percentage of total revenue, hotel departmental expenses decreased from 36.1% to 35.7%, compared to the same period in 2009.  The improvement as a percentage of revenue was achieved by holding hotel departmental expenses per occupied room flat to prior year while increasing ADR.

•
Other property related costs increased $6.1 million due to higher occupancies and $1.2 million of other property related costs from the hotel acquired in August 2010.  As a percentage of total revenue, they remained essentially flat compared to the same period in 2009.

•
Management and franchise fees increased $570,000, compared to the same period in 2009 due to higher revenues (which serve as the basis for determining such fees) and $170,000 of management and franchise fees from the hotel acquired in August 2010. As a percent of total revenue, management and franchise fees remained essentially unchanged.

•
Taxes, insurance and lease expense increased $1.6 million, compared to the same period in 2009.  This increase includes $392,000 from the hotel acquired in August 2010 and is essentially flat compared to the same period in 2009 as a percent of total revenue.

•
Corporate expenses increased $2.1 million and increased as a percentage of total revenue from 2.0% to 2.7%.  This principally reflects increased corporate bonus accruals that resulted from stronger than anticipated performance in 2010 compared to modest 2009 bonuses.

•
We recorded a $65.8 million impairment loss in the third quarter of 2010. These charges relate to our third quarter 2010 decision to market and sell 14 hotels. Eight of the 14 hotels were impaired in light of the reduced estimated hold periods. For our 2010 impairment charges, we estimated the hotels’ fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information.  The cash flows used for determining the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets.

•	Net interest expense increased $11.1 million, compared to the same period in 2009. This increase primarily reflects additional interest from our senior secured notes issued in October 2009.

•
Discontinued operations reflects two hotels sold in December 2009 and one hotel transferred to a lender in satisfaction of debt in September 2010. We recorded an $8.3 million gain from debt extinguishment related to the hotel disposed of in September 2010. We recorded a $2.1 million impairment charge in the third quarter of 2009 with respect to one of the hotels sold in December 2009.

Comparison of the Nine Months ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, we recorded $159.2 million, or $2.11 per unit, of net loss attributable to common unitholders, compared to $86.8 million, or $1.37 per unit, of net loss attributable to common unitholders for the same period in 2009.   A $79.2 million impairment loss was the most significant item contributing to the increase in net loss compared to 2009.

During the nine months ended September 30, 2010:

•
Total revenue was $716.7 million, an increase of $32.2 million, or 4.7%, compared to the same period in 2009.  The increase in revenue is attributed principally to a 3.8% increase in same-store RevPAR, which reflects a 6.5% increase in occupancy and a 2.5% decrease in ADR. The hotel acquired in August 2010 contributed $5.7 million to the increase.

•
Hotel departmental expenses increased $14.2 million, compared to the same period in 2009 due to increased occupancies and $2.4 million of hotel departmental expenses from the hotel acquired in August 2010.  As a percentage of total revenue, hotel departmental expenses increased from 35.1% to 35.5%, compared to the same period in 2009.  This increase in expense as a percentage of revenue reflects costs associated with increased occupancy in the face of decreasing ADR.

•
Other property related costs increased $9.7 million due to increased occupancies and $1.2 million of other property related costs from the hotel acquired in August 2010.  As a percentage of total revenue they remained unchanged compared to the same period in 2009.

•
Management and franchise fees increased $806,000, compared to the same period in 2009 due to higher revenues (which serve as the basis for determining such fees) and $170,000 of management and franchise fees from the hotel acquired in August 2010. As a percent of total revenue, management and franchise fees remained essentially unchanged.

•
Taxes, insurance and lease expense increased $3.7 million, compared to the same period in 2009. This increase includes $392,000 from the hotel acquired in August 2010 and is essentially flat compared to the same period in 2009 as a percent of total revenue.

•
Corporate expenses increased $7.1 million and increased as a percentage of total revenue from 2.3% to 3.2%.  This increase primarily reflects a temporary change in how FelCor's long term compensation program is implemented and increased corporate bonus accruals.  Because of the impact of the recession on the trading price of FelCor's common stock, FelCor's Board of Directors determined that issuing restricted stock at exceptionally low trading prices would be unduly dilutive to its stockholders.  In lieu of issuing restricted stock, restricted cash, with which employees could purchase stock, was granted.  Because those grants were subject to payroll tax withholding, amounts withheld were recognized as an expense in the first quarter of 2010, rather than expensed over the normal three-year vesting period.  Another contributing factor is an increase in corporate bonus accruals that resulted from stronger than anticipated performance in 2010 compared to modest 2009 bonuses.

•	Depreciation and amortization expense increased $1.8 million compared to the same period in 2009, which reflects increased depreciation related to hotel capital expenditures completed in 2009.

•
We recorded a $65.8 million impairment loss in the third quarter of 2010. These charges relate to our third quarter decision to market and sell 14 hotels. Eight of the 14 hotels were impaired in light of the reduced estimated hold periods. In addition, during the first quarter of 2010, we determined that we would be unable to negotiate satisfactory modifications or reductions on loans secured by two hotels that make sense for our unitholders.  The disposition of one of these hotels was completed in September 2010, and that hotel is now included in discontinued operations. We recorded a $13.4 million impairment charge in connection with our decision to transfer the remaining hotel to the lender in full satisfaction of the debt secured by that hotel.  For our 2010 impairment charges, we estimated the hotels’ fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information.  The cash flows used for determining the fair values were discounted using market-based discounts generally used for operationally and geographically similar assets.

•
Other expenses decreased $793,000 compared to the same period in 2009, primarily due to the following non-recurring expenses incurred in 2009: hotel-level severance expenses, restaurant lease termination costs and brand conversion costs in 2009 at the San Francisco Marriott Union Square.

•
Net interest expense increased $40.4 million compared to the same period in 2009.  This increase primarily reflects additional interest from our $636 million senior secured notes issued in October 2009.

•	During the quarter ended June 30, 2010, we repaid $177 million of mortgage debt secured by two hotels, for $130 million and recorded a related $46.1 million gain on extinguishment of debt.

•
Discontinued operations reflects two hotels sold in December 2009 and one hotel transferred to a lender in satisfaction of debt in September 2010.  We recorded a $7.7 million impairment charge and an $8.2 million gain from debt extinguishment related to a hotel disposed of in September 2010. We recorded a $3.4 million impairment charge during the nine months ended September 30, 2009 with respect to the hotels sold in December 2009.

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

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$243,365	$223,540	$716,730	$684,570
Other revenue	(1,421)	(1,280)	(2,793)	(2,554)
Hotel operating revenue	241,944	222,260	713,937	682,016
Less: revenue from acquired hotels	(5,673)	—	(5,673)	—
Same-store hotel operating revenue	236,271	222,260	708,264	682,016
Same-store hotel operating expenses	(180,772)	(171,547)	(536,191)	(513,661)
Hotel EBITDA	$55,499	$50,713	$172,073	$168,355
Hotel EBITDA margin(a)	23.5%	22.8%	24.3%	24.7%

(a)	Hotel EBITDA as a percentage of same-store hotel operating revenue.

Reconciliation of Total Operating Expenses to Same-Store Hotel Operating Expenses
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total operating expenses	$305,259	$222,784	$783,192	$667,408
Unconsolidated taxes, insurance and lease expense	1,801	2,024	5,555	6,041
Consolidated hotel lease expense	(11,827)	(10,893)	(33,090)	(31,805)
Corporate expenses	(6,564)	(4,471)	(22,921)	(15,829)
Depreciation and amortization	(36,564)	(36,866)	(110,454)	(108,668)
Impairment loss	(65,849)	—	(79,245)	—
Acquired hotel expenses	(4,153)	—	(4,153)	—
Other expenses	(1,331)	(1,031)	(2,693)	(3,486)
Same-store hotel operating expenses	$180,772	$171,547	$536,191	$513,661

The following tables reconcile net income (loss) to Hotel EBITDA and the ratio of operating income (loss) to total revenue to Hotel EBITDA margin.

Reconciliation of Net Loss to Hotel EBITDA
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(89,280)	$(25,474)	$(130,232)	$(57,864)
Discontinued operations	(7,684)	3,426	1,059	4,657
EBITDA from acquired hotels	(1,520)	—	(1,520)	—
Equity in loss (income) from unconsolidated entities	(302)	(488)	886	3,197
Consolidated hotel lease expense	11,827	10,893	33,090	31,805
Unconsolidated taxes, insurance and lease expense	(1,801)	(2,024)	(5,555)	(6,041)
Interest expense, net	35,147	24,015	107,678	67,301
Extinguishment of debt	225	—	(45,853)	594
Corporate expenses	6,564	4,471	22,921	15,829
Depreciation and amortization	36,564	36,866	110,454	108,668
Impairment loss	65,849	—	79,245	—
Gain on sale of assets	—	(723)	—	(723)
Other expenses	1,331	1,031	2,693	3,486
Other revenue	(1,421)	(1,280)	(2,793)	(2,554)
Hotel EBITDA	$55,499	$50,713	$172,073	$168,355

Reconciliation of Ratio of Operating Income (Loss) to Total Revenues to Hotel EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Ratio of operating income (loss) to total revenues	(25.4)%	0.3%	(9.3)%	2.5%
Other revenue	(0.6)	(0.6)	(0.4)	(0.4)
Revenue from acquired hotel	(2.9)	—	(0.7)	—
Unconsolidated taxes, insurance and lease expense	(0.8)	(0.9)	(0.8)	(0.9)
Consolidated hotel lease expense	5.0	4.9	4.7	4.6
Other expenses	0.6	0.6	0.4	0.7
Corporate expenses	2.8	2.0	3.2	2.3
Depreciation and amortization	15.4	16.5	15.5	15.9
Impairment loss	27.7	—	11.1	—
Expenses from acquired hotel	1.7	—	0.6	—
Hotel EBITDA margin	23.5%	22.8%	24.3%	24.7%

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

Limitations of Non-GAAP Measures

FelCor's management and Board of Directors use Hotel EBITDA and Hotel EBITDA margin to evaluate the performance of our hotels and to facilitate comparisons between us and other hotel owners, in evaluating hotel-level performance and the operating efficiency of our hotel managers.

The use of these non-GAAP financial measures has certain limitations.  Hotel EBITDA and Hotel EBITDA margin, as presented by us, may not be comparable to these measures as calculated by other companies.  These measures do not reflect certain expenses that we incurred and will incur, such as depreciation and amortization, interest and capital expenditures.  FelCor's management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance.  Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at September 30, 2010, the pro rata share of hotel rooms owned by us after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at September 30, 2010
Consolidated Hotels	83	24,016
Unconsolidated hotel operations	1	171
Total hotels	84	24,187

50% joint ventures	14	(1,794)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(2,116)
Pro rata share of rooms owned		22,071

Hotel Portfolio Composition

The following table illustrates the distribution of 82 same-store Consolidated Hotels (excluding the Fairmont Copley Plaza acquired in August 2010) by brand, market and location at September 30, 2010.

Brand	Hotels	Rooms	% of Total Rooms	% of 2009 Hotel EBITDA(a)
Embassy Suites Hotels	46	11,911	50	60
Holiday Inn	15	5,154	22	18
Sheraton and Westin	9	3,217	14	9
Doubletree	7	1,471	6	7
Renaissance and Marriott	3	1,321	6	3
Hilton	2	559	2	3

Market
South Florida	5	1,439	6	8
Los Angeles area	4	899	4	6
Atlanta	5	1,462	6	6
Orlando	4	1,038	4	4
Philadelphia	2	729	3	4
Minneapolis	3	736	3	4
San Francisco area	6	2,138	9	4
Dallas	4	1,333	6	4
Central California Coast	2	408	2	4
San Antonio	3	874	4	3
Myrtle Beach	2	640	3	3
Boston	2	532	2	3
San Diego	1	600	3	3
Other	39	10,805	45	44

Location
Suburban	34	8,560	36	32
Urban	20	6,358	27	27
Airport	18	5,788	25	24
Resort	10	2,927	12	17

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q.

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three and nine months ended September 30, 2010 and 2009, and the percentage changes thereto between the periods presented, for 82 same-store Consolidated Hotels owned for both periods (excludes the Fairmont Copley Plaza acquired in August 2010).

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Variance	2010	2009	%Variance
Embassy Suites Hotels	73.6	70.0	5.2	73.2	69.1	5.9
Holiday Inn	75.3	73.8	2.1	73.3	69.4	5.6
Sheraton and Westin	66.3	63.6	4.4	66.3	61.0	8.7
Doubletree	74.8	67.5	10.8	74.0	66.2	11.7
Renaissance and Marriott	62.7	66.9	(6.2)	65.3	61.7	5.8
Hilton	80.3	77.1	4.2	66.6	65.1	2.3

Total hotels	72.7	69.8	4.2	71.7	67.4	6.5

	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Variance	2010	2009	%Variance
Embassy Suites Hotels	123.56	123.60	—	125.40	129.86	(3.4)
Holiday Inn	119.41	113.79	4.9	113.82	113.22	0.5
Sheraton and Westin	104.07	100.86	3.2	105.69	109.39	(3.4)
Doubletree	113.11	114.00	(0.8)	116.33	125.87	(7.6)
Renaissance and Marriott	142.59	130.99	8.9	165.27	164.91	0.2
Hilton	142.27	128.93	10.4	124.76	118.12	5.6

Total hotels	120.85	118.42	2.1	121.60	124.72	(2.5)

	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Variance	2010	2009	%Variance
Embassy Suites Hotels	90.98	86.49	5.2	91.77	89.71	2.3
Holiday Inn	89.98	83.95	7.2	83.45	78.60	6.2
Sheraton and Westin	69.05	64.11	7.7	70.04	66.70	5.0
Doubletree	84.60	76.95	9.9	86.02	83.32	3.2
Renaissance and Marriott	89.47	87.58	2.2	107.90	101.79	6.0
Hilton	114.20	99.34	15.0	83.12	76.89	8.1

Total hotels	87.83	82.64	6.3	87.25	84.05	3.8

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Variance	2010	2009	%Variance
South Florida	72.4	67.2	7.8	77.7	73.3	6.0
Los Angeles area	79.5	75.7	5.1	75.9	72.9	4.2
Atlanta	74.7	72.9	2.5	75.0	70.8	5.9
Orlando	66.5	69.8	(4.7)	73.7	73.6	0.2
Philadelphia	79.2	72.5	9.2	73.4	65.6	11.9
Minneapolis	82.9	77.8	6.4	75.5	68.2	10.8
San Francisco area	83.2	81.6	1.9	75.8	69.5	9.1
Dallas	64.2	58.2	10.2	65.3	59.5	9.8
Central California Coast	83.1	81.0	2.6	77.8	78.2	(0.5)
San Antonio	77.9	74.7	4.3	76.5	72.8	5.1
Myrtle Beach	82.7	80.0	3.4	66.9	66.1	1.2
Boston	84.6	84.4	0.3	82.3	78.4	5.0
San Diego	82.6	76.9	7.3	77.7	71.7	8.3
	ADR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Variance	2010	2009	%Variance
South Florida	100.25	100.94	(0.7)	127.84	132.67	(3.6)
Los Angeles area	146.10	141.69	3.1	138.45	138.03	0.3
Atlanta	104.34	102.90	1.4	104.23	106.24	(1.9)
Orlando	95.50	94.42	1.1	106.27	113.72	(6.6)
Philadelphia	128.12	127.29	0.7	124.93	133.86	(6.7)
Minneapolis	126.95	128.35	(1.1)	126.36	129.03	(2.1)
San Francisco area	144.56	132.57	9.0	133.03	127.32	4.5
Dallas	106.94	108.58	(1.5)	110.27	116.83	(5.6)
Central California Coast	189.59	188.12	0.8	163.34	160.45	1.8
San Antonio	98.46	102.64	(4.1)	98.45	104.75	(6.0)
Myrtle Beach	166.08	159.11	4.4	142.90	139.57	2.4
Boston	148.27	138.86	6.8	137.49	134.62	2.1
San Diego	123.95	123.11	0.7	119.28	127.37	(6.4)
	RevPAR ($)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Variance	2010	2009	%Variance
South Florida	72.61	67.82	7.1	99.29	97.21	2.1
Los Angeles area	116.19	107.26	8.3	105.10	100.57	4.5
Atlanta	77.89	74.98	3.9	78.12	75.18	3.9
Orlando	63.50	65.87	(3.6)	78.37	83.67	(6.3)
Philadelphia	101.42	92.26	9.9	91.69	87.76	4.5
Minneapolis	105.20	99.92	5.3	95.46	87.96	8.5
San Francisco area	120.31	108.24	11.2	100.86	88.52	13.9
Dallas	68.67	63.25	8.6	71.98	69.48	3.6
Central California Coast	157.51	152.39	3.4	127.04	125.43	1.3
San Antonio	76.72	76.70	—	75.28	76.22	(1.2)
Myrtle Beach	137.31	127.24	7.9	95.58	92.29	3.6
Boston	125.51	117.14	7.1	113.20	105.51	7.3
San Diego	102.33	94.72	8.0	92.64	91.36	1.4

Hotel Portfolio

The following table sets forth certain descriptive information regarding the 84 hotels in which we held ownership interest at September 30, 2010.

Consolidated Hotels	Brand	State	Rooms	% Owned(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Phoenix – Crescent	Sheraton	AZ	342
Phoenix – Tempe	Embassy Suites Hotel	AZ	224
Anaheim – North	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Burlingame	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta	Holiday Inn	CA	160
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Wilmington	Doubletree	DE	244	90%
Boca Raton	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek	Sheraton Suites	FL	253
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Airport	Holiday Inn	FL	288
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando– North	Embassy Suites Hotel	FL	277
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Tampa – Tampa Bay	Doubletree Guest Suites	FL	203
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Galleria	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Chicago – North Shore/Deerfield	Embassy Suites Hotel	IL	237
Chicago – Gateway – O’Hare	Sheraton Suites	IL	296
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Lexington – Lexington Green	Hilton Suites	KY	174
Baton Rouge	Embassy Suites Hotel	LA	223

Hotel Portfolio (continued)

	Brand	State	Rooms	% Owned(a)
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
St. Paul – Downtown	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Raleigh/Durham	Doubletree Guest Suites	NC	203
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – Mills House	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Austin – Central	Embassy Suites Hotel	TX	260	50%
Corpus Christi	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South	Embassy Suites Hotel	TX	305
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Market Center	Embassy Suites Hotel	TX	244
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport	Holiday Inn	TX	397
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center	Sheraton	VT	309
Vienna – Premiere at Tysons Corner	Sheraton	VA	443	50%

Canada
Toronto – Airport	Holiday Inn	Ontario	446
Toronto – Yorkdale	Holiday Inn	Ontario	370

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources

Operating Activities

During the first nine months of 2010, cash provided by operating activities (primarily hotel operations) was $68.1 million, which reflects an $8.3 million decrease from the same period in 2009.  This decrease is due primarily to an increase in interest paid (largely reflecting higher average interest rates) and to a lesser extent by an increase in accrued expenses and other liabilities.  At September 30, 2010, we had $192.5 million of cash, including approximately $41.6 million held under management agreements to meet working capital needs.

Travel spending fell sharply during the global recession, which resulted in weak lodging demand in 2009. This adversely affected our Consolidated Hotels' RevPAR.  Demand began to improve in late 2009, which resulted in improved occupancy for the first nine months of 2010. However, we did not experience sustained improvement in ADR until third quarter 2010.  We expect our 2010 RevPAR will increase from 3.75% to 4.5% compared to 2009, which assumes continued occupancy and ADR growth in the fourth quarter.  We expect $44 million to $48 million of 2010 cash from operating activities.

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

Investing Activities

During the first nine months of 2010, cash used in investing activities increased $92.6 million, compared to the same period in 2009, due primarily to our purchase of the Fairmont Copley Plaza and increased contributions to unconsolidated ventures (we contributed $23 million to repay our share of a joint venture’s mortgage debt), which increases were partially offset by lower spending on hotel capital expenditures.  We made extensive capital investments in our hotels from 2006 to 2008, and all of our hotels have been renovated.  As a result, we were able to limit capital spending significantly in 2009.  In the first nine months of 2010, we completed approximately $27.8 million of capital improvements at our hotels, and we expect to spend approximately $42 million of capital in 2010.

During the quarter ended September 30, 2010, we decided to market and sell 14 hotels. We recorded an aggregate impairment charge of $65.8 million relating to eight of these hotels.

In order to enhance long-term unitholder value, as part of our strategic plan (as in the past and as market conditions allow), we intend to sell lower-growth hotels that no longer meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels and invest in remaining FelCor properties).  We regularly evaluate demand and supply trends for each hotel, portfolio concentration risk and future capital needs.  We expect to market additional hotels for sale based on various factors and we will sell hotels only when we receive adequate pricing.

Financing Activities

During the first nine months of 2010, cash provided by financing activities decreased by $46.7 million compared to the same period in 2009, due primarily to first quarter 2009 funds borrowed under our since terminated line of credit, partially offset by proceeds from FelCor's June 2010 public common stock offering.  We expect to pay approximately $12 million in normally occurring principal payments in 2010, which payments will be funded from operating cash flow and cash on hand.

We suspended payment of our common distribution in December 2008 and our preferred distribution in March 2009 (we paid approximately $9.7 million of preferred distributions in January 2009).  Our ability to pay cash distributions in excess of the minimum REIT distribution requirements is limited by the indenture governing our senior secured notes whenever we fail to meet a defined financial ratio threshold, as in the current circumstances; consequently, we do not expect to pay any common or preferred cash distributions during 2010.  Distributions are not paid unless declared by FelCor's Board of Directors; however, any unpaid preferred distributions continue to accrue, and accrued and current preferred distributions must be paid in full prior to reinstatement of our common distribution.  FelCor's Board of Directors will determine whether and when to declare future distributions (once we meet the financial ratio threshold and are no longer prohibited) based upon various factors, including operating results, economic conditions, other operating trends, our financial condition including the outcome of refinancing debt maturities and capital requirements, as well as FelCor's minimum REIT distribution requirements.

FelCor Common Stock Offering.  In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering, after underwriting discounts and commissions, were approximately $166 million and were contributed to us in exchange for a like number of common units.  These proceeds, together with cash on hand, were used to repay $177 million of secured debt for $130 million (a 27% discount to par) and fund our $98.5 million acquisition of the Fairmont Copley Plaza.

Secured Debt.  At September 30, 2010, we had a total of $1.6 billion of consolidated secured debt with 60 encumbered consolidated hotels with a $1.6 billion aggregate net book value (including 14 hotels that are collateral for our senior secured notes).

In June 2010, we repaid $177 million of secured debt scheduled to mature in 2012 for $130 million, plus accrued interest, representing a 27% discount to the principal balance.  This allowed us to reduce our leverage substantially and unencumber two hotels.

In May 2010, we obtained a new five-year loan for approximately $212 million secured by nine hotels.  The loan proceeds were used to repay $210 million in loans scheduled to mature in May 2010, secured by 11 hotels (including the nine hotels securing the new loan).  The new loan bears interest at LIBOR (subject to a 3% floor) plus 5.10%.  The terms of this new financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels.  In February 2010, we extended the maturity of a loan secured by one hotel from May 2010 to May 2013.  Two other loans (totaling $32 million) matured in May 2010.  The cash flows for the hotels that secured those loans did not cover debt service, and we stopped funding the shortfalls in December 2009.  We have been unable to negotiate an acceptable debt modification or reduction that made sense for our unitholders with regard to these loans.  We transferred one hotel to the lender in full satisfaction of the debt on September 30, 2010 and are in the process of transferring the remaining hotel to the lender in full satisfaction of the debt.

With these transactions, we have resolved all of our significant debt maturities until the end of 2011.

On November 1, 2010, we incurred $29 million of new debt, secured by two hotels. The loan bears interest at LIBOR (subject to a 1% floor) plus 4.25% and is scheduled to mature in November 2011, with a one year extension option subject to certain conditions.

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

Most of our secured debt includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met.  With the exception of one hotel, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

Senior Notes.  In October 2009, we issued $636 million in aggregate principal amount of our 10% senior secured notes due 2014.  These notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor's REIT qualification test; (iii) repurchase FelCor's capital stock; or (iv) merge.  We are currently prohibited from paying distributions on our preferred or common units, except to the extent necessary to satisfy FelCor's REIT qualification requirement that it distribute currently at least 90% of its taxable income.  These notes are guaranteed by us, and payment of those obligations is secured by a pledge of FelCor's limited partnership interest in us, a combination of first lien mortgages and related security interests and/or negative pledges on up to 14 hotels, and pledges of equity interests in certain of our subsidiaries.  In addition, we redeemed all of our floating-rate senior notes and all but $87 million of our 8½% senior notes and amended the indenture governing the latter to eliminate substantially all of the restrictive covenants, guarantees, collateral and certain events of default provisions.

Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $639.2 million at September 30, 2010 and $427.2 million at December 31, 2009.  These interest rate caps were not designated as hedges and had insignificant fair values at both September 30, 2010 and December 31, 2009, resulting in no significant net earnings impact.

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

At September 30, 2010, approximately 58% of our consolidated debt had fixed interest rates.

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

Expected Maturity Date
at September 30, 2010
(dollars in thousands)

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$15,935	$100,635	$4,555	$32,702	$804,869	$9,376	$968,072	$1,038,720
Average interest rate	8.53%	8.72%	7.68%	8.61%	9.61%	5.81%	9.42%
Floating-rate:
Debt	500	449,943	1,833	1,986	2,153	204,887	661,302	$643,686
Average interest rate(a)	5.50%	3.24%	8.10%	8.10%	8.10%	8.10%	4.79%
Total debt	$16,435	$550,578	$6,388	$34,688	$807,022	$214,263	$1,629,374
Average interest rate	8.44%	4.24%	7.80%	8.58%	9.60%	8.00%	7.54%
Net discount							(55,972)
Total debt							$1,573,402

(a)	The average floating interest rate represents the implied forward rates in the yield curve at September 30, 2010.

Item 4.	Controls and Procedures.

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

(b)Changes in internal control over financial reporting.

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

In March 2009, we suspended payment of distributions on our Series A Cumulative Convertible Preferred Units (“Series A Preferred”) and our 8% Series C Cumulative Redeemable Preferred Units (“Series C Preferred”).  The aggregate quarterly Series A Preferred and Series C Preferred distributions are $6.3 million and $3.4 million, respectively.  As of the date of this Quarterly Report, the aggregate Series A Preferred and Series C Preferred distributions in arrears are $43.9 million and $22.7 million, respectively.

Except to the extent required to satisfy FelCor's minimum REIT distribution requirements, we are restricted by the indenture governing our senior secured notes from making any cash distributions on our common and preferred units.  We are currently below the minimum thresholds set forth in the indenture for which discretionary cash distributions are permitted.

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

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its general partner

Date: November 3, 2010	By:	/s/ Lester C. Johnson
		Name: Title:	Lester C. Johnson Senior Vice President, Chief Accounting Officer