Form 10-K
period 2010-12-31
FelCor Lodging LP
filed 2011-02-24
CIK 1048789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Registrant's telephone number, including area code (972) 444-4900
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company).	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).			☐ Yes ☑ No
The aggregate market value of the voting and non-voting limited partnership interests held by non-affiliates of the registrant as of June 30, 2010, computed by reference to the price at June 30, 2010, was approximately $1.5 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement pertaining to the 2011 Annual Meeting of Stockholders of FelCor Lodging Trust Incorporated filed or to be filed pursuant to Regulation 14A, are incorporated herein by reference into Part III.

FELCOR LODGING LIMITED PARTNERSHIP

This Annual Report contains registered trademarks and service marks owned or licensed by companies other than us, including but not limited to Aloft, Candlewood Suites, Conrad, Courtyard, Crowne Plaza, Doubletree, Doubletree Guest Suites, Element, Embassy Suites Hotels, Fairfield Inn, Fairmont, Four Points, Hampton Inn, Hilton, Hilton HHonors, Hilton Garden Inn, Hilton Grand Vacations, Hilton Suites, Holiday Inn, Holiday Inn Express, Homewood Suites, Hotel Indigo, Home2 Suites, InterContinental, JW Marriott, Le Méridien, The Luxury Collection, Marriott, Marriott Rewards, Priority Club, Renaissance, Residence Inn, Ritz Carlton, Sheraton, Sheraton Suites, St. Regis, Starwood Preferred Guest, Staybridge Suites, W, Waldorf Astoria, Walt Disney World and Westin.

Disclosure Regarding Forward Looking Statements

This Annual Report and the documents incorporated by reference in it include forward-looking statements that involve numerous risks and uncertainties.  Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or other similar terms or phrases (including their use in the negative), or by discussions of strategies, plans or intentions.  Various factors could cause actual results to differ materially from those anticipated by these forward-looking statements, including:

•
general economic conditions, including, among others, unemployment, major bank failures and unsettled capital markets, sovereign debt uncertainty, the impact of the United States’ military involvement in the Middle East and elsewhere, future acts of terrorism, the threat or outbreak of a pandemic disease affecting the travel industry, rising fuel costs and increased transportation security precautions;

•	our overall debt levels and our ability to refinance or obtain new financing and service debt;

•	our inability to retain earnings;

•	our liquidity and capital expenditures;

•	our ability to complete hotel dispositions at acceptable prices and to pursue our growth strategy and acquisition activities; and

•	competitive conditions in the lodging industry.

Certain risks and uncertainties are described in greater detail under “Risk Factors” in Item 1A or in our other filings with the Securities and Exchange Commission.

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

The prospective financial information related to anticipated operating performance included in this Annual Report has been prepared by, and is the responsibility of, our management.  PricewaterhouseCoopers LLP, or PwC, has neither examined nor compiled the accompanying prospective financial information and, accordingly, PwC does not express an opinion or any other form of assurance with respect thereto.  The PwC report included in this Annual Report relates to our historical financial information.  It does not extend to the prospective financial information and should not be read to do so.

PART I
Item 1.     Business

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 82 hotels with approximately 24,000 rooms at December 31, 2010.  The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT.  All of FelCor's operations are conducted solely through FelCor LP, and at December 31, 2010, FelCor owned a greater than 99% partnership interest in FelCor LP. At December 31, 2010, we had 97,166,583 redeemable and common units of FelCor LP outstanding. When used in this report, “we,” “us” and “our” refer to FelCor LP and its consolidated subsidiaries, unless otherwise indicated.

Our business is conducted in one reportable segment: hospitality.  During 2010, we derived 97% of our revenues from hotels located within the United States, with the balance derived from our Canadian hotels.

We are committed to enhancing unitholder value and delivering superior returns on invested capital by assembling a diversified portfolio of high-quality hotels located in major markets and resort locations that have dynamic demand generators and high barriers to entry. At the same time, we seek to improve cash flow and real estate value through disciplined portfolio management, unique asset management and smart allocation of capital.

In 2006, we developed a long-term strategic plan with an intense focus on portfolio management. As a result, our portfolio composition (e.g., segment, brand and location) continues to evolve radically through asset sales, acquisitions and capital investment. Today, our portfolio consists primarily of upper-upscale hotels and resorts located in more than 30 major markets that are flagged under global brands. We remain focused on improving our portfolio quality, diversification, future growth rates and creating a sound and flexible balance sheet. In 2010, we acquired the Fairmont Copley Plaza in Boston and initiated a second phase of asset sales, in which we intend to sell our interests in as many as 35 hotels. Currently we are marketing actively 14 hotels for sale. See "Developments in 2010."

Of the 82 hotels in which we had an ownership interest at December 31, 2010, we owned a 100% interest in 64 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in entities owning 13 hotels.  We consolidate our real estate interests in the 69 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method. At December 31, 2010, 81 of our 82 hotels were leased to our operating lessees, and one 50%-owned hotel was operated without a lease.  We held majority interests and had direct or indirect controlling interests in all our operating lessees. Because we own controlling interests in these lessees, we consolidate our interests in these hotels (which we refer to as our Consolidated Hotels) and reflect those hotels' operating revenues and expenses in our statements of operations.

Our Consolidated Hotels were located in the United States (79 hotels in 22 states) and Canada (two hotels in Ontario), with concentrations in major markets and resort areas.  Our hotel portfolio consists primarily of upper-upscale hotels and resorts, which are flagged under global brands such as Doubletree, Embassy Suites Hotels, Fairmont, Hilton, Marriott, Renaissance, Sheraton, Westin and Holiday Inn.

Additional information relating to our hotels and our business, including the charters of FelCor's Executive Committee, Corporate Governance and Nominating Committee, Compensation Committee and Audit Committee; its corporate governance guidelines; and its code of business conduct and ethics can be found on FelCor's Web site at www.felcor.com.  Information relating to our hotels and our business can also be found in the Notes to Consolidated Financial Statements located elsewhere in this report.  We do not have our own Web site, but copies of our annual, quarterly and current reports, and amendments to these reports, filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or Exchange Act, are made available free of charge, by contacting FelCor's investor relations department at 972-444-4900. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Developments in 2010

Initiated Second Phase of Our Strategic Disposition Program. As part of our long-term strategic plan to enhance unitholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates. In 2010, we acquired the Fairmont Copley Plaza in Boston and initiated a second phase of asset sales.

Selling underperforming and nonstrategic hotels creates capacity that allows us to reduce concentration risk, reduce leverage, invest in higher yielding redevelopment opportunities at our remaining hotels and/or acquire hotels in our target markets. In addition, selling non-strategic hotels reduces our future capital expenditure requirements and enables management to focus on “core” long-term investments. We reviewed each hotel in our portfolio in terms of projected performance, future capital expenditure requirements and market dynamics and concentration risk.  Based on this analysis, we intend to sell our interests in 35 hotels (29 of which we consolidate the real estate interest, and six of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria.  As a consequence, the hold periods for the hotels we consolidate were shortened, and we were required to test those assets for impairment as they were approved to be marketed for sale. We recorded a $152.7 million impairment charge in 2010 related to 16 of these hotels. We will bring these hotels to market at the appropriate time and will only sell hotels when we receive satisfactory pricing.

Refinanced Term Loan. In May 2010, we obtained a new $212 million loan, secured by nine hotels, that matures in 2015.  This loan bears interest at LIBOR (subject to a 3.0% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and scheduled to mature in May 2010.  The terms and interest rate of this financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels in the process.

Deed-in-Lieu Transfers. Two loans (totaling $32 million) matured in May 2010.   The cash flows for the hotels that secured those loans did not cover debt service and we determined the hotels' fair values to be less than the loan amounts. We stopped funding the shortfalls in December 2009.  We were unable to negotiate an acceptable debt modification or reduction that favored our unitholders, and we transferred these hotels to the lenders in full satisfaction of the related debt.

FelCor Common Stock Offering. In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering, after underwriting discounts, were approximately $166 million.  FelCor contributed the net proceeds from this offering to us in exchange for a like number of units. We used these proceeds, together with cash on hand, to repay $177 million of secured debt for $130 million, representing a 27% discount, and for our $98.5 million acquisition of the Fairmont Copley Plaza in Boston.

The United States Lodging Industry

The Industry.  The United States lodging industry consists of private and public entities that operate in a diversified market with fragmented ownership under a variety of brand names. The lodging industry has several key participants:

Owners — own hotels and typically enter into agreements for independent third parties to manage hotels. Hotels may be branded and operated under the managers' brands or branded under franchise agreements and operated by franchisors or by independent managers. Hotels may also be operated independently (unaffiliated with any brands) by an independent manager.

Owner/Managers — own hotels and operate them with their own management teams. They may brand their hotels under franchise agreements, or operate them independently under their own brands. As a REIT, we are restricted from operating and managing hotels.
Franchisors — own a brand or brands and strive to grow their revenues by expanding the number of hotels and brands in their franchise system. Franchisors provide hotels with brand recognition, marketing support and centralized reservation systems.
 Brand/Managers — own a brand, or brands, and also operate hotels, for themselves and for other owners.
Independent Managers — manage hotels for themselves and/or other owners, but are not affiliated with a brand.
The hotel manager is responsible for day-to-day hotel operations, including employment of hotel staff, determining room rates, developing sales and marketing plans, preparing operating budgets and preparing hotel-level financial reports for the owner. Hotel managers typically receive fees based on the revenues and profitability of the hotel.

We own branded hotels, mainly in the upper-upscale segment, that are managed predominately by brand/managers.  We do not operate or manage our hotels.  Our hotels are located in desirable locations in major markets and resort locations and are diversified by market, brand and customer mix.  We believe that our competitive advantages (diverse locations, alignment with global brands, owning enough hotels of a particular brand to influence brand strategy, superior management team and our asset management philosophy) provide us with the strengths to provide above average growth.

The lodging industry is highly competitive.  There are many brands and products from which customers may choose.   The industry caters to a diverse customer base, including transient customers (both leisure and corporate), groups (both leisure and corporate) and long-term, or contract, customers.   Average rates charged by the hotels are dependent on the customer mix and supply and demand in the market.  The relationship between the supply of and demand for hotel rooms is cyclical and affects our industry significantly. Certain markets have low barriers to entry (inexpensive land, favorable zoning, etc.), making it easier to build new hotels.  Lodging demand growth typically relates to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations.  Economic indicators such as gross domestic product (GDP), business investment and employment levels are among the primary indicators of lodging demand.

Recent Events. Industry occupancy began to rebound in late 2009, led by increases in corporate travel following the end of the recent profound recession. Lodging fundamentals improved throughout 2010, as demand grew steadily while supply growth moderated. Revenue per available room, or RevPAR, began to grow in March 2010 and consistently improved through the year, indicating a sustainable recovery. However, occupancy levels remained below historical averages, and visibility of future demand trends was limited, as corporations continued to conserve cash, and GDP growth was moderate. Most industry analysts and experts are projecting continued overall growth for the U.S. lodging industry in 2011 and 2012, reflecting higher demand levels, improved pricing and supply growth that is projected to be below historical averages. Actual and projected performance, including RevPAR, occupancy and average daily rate, or ADR, varies - often substantially - by geographic markets and sub-markets. Projections typically assume no major external events, such as an act of terrorism or natural disaster, will occur or affect the U.S. economy or the travel and lodging industries.

Smith Travel Research, or STR, a leading provider of hospitality industry data, reported that 2010 RevPAR increased 5.5%.  This follows a 16.7% RevPAR decline in 2009 - the worst year-over-year results since STR began tracking industry data in 1989. Demand increased 7.7% in 2010, reflecting improving industry-wide performance, including increased corporate and leisure travel. Supply (new hotel rooms) grew only 2.0% in 2010. Increased demand, partially offset by limited supply growth, produced a 5.7% increase in industry occupancy. Industry improvement is widespread and all but one of the largest 25 markets (as defined by STR) reported increased occupancy in 2010. Increased corporate demand, and a corresponding shift in customer mix toward premium customers, improved pricing in the second half of 2010, but for the full year, ADR declined 0.1%.

PKF Hospitality Research, or PKF, (a leading provider of hospitality industry data) projects that lodging fundamentals will continue to improve in 2011, with demand increasing 5.3% and supply growing only 1.0%. Supply growth remains constrained by limited development financing. STR reported that rooms under construction fell 75% to approximately 52,000 in December 2010, compared to 212,000 in December 2007. As a result, with improving demand, hotel occupancy in 2011 should increase 4.2%, compared to 2010. As occupancy increases, hotels should have the opportunity to improve ADR further, and ADR growth should be a more significant factor in RevPAR growth. PKF projects industry ADR will increase by 4.6% in 2011, contributing to a projected 9.0% RevPAR increase.  However, 2011 industry RevPAR is still expected to be below the ten-year average. PKF also projects that pricing power will strengthen through 2012, as occupancies return to historical levels, contributing to a projected 9.9% gain in industry RevPAR.

Hotel Classifications. STR classifies hotel chains into six distinct product categories: Luxury, Upper-Upscale, Upscale, Upper-Midscale, Midscale, and Economy. We own hotels in the Luxury segment (Fairmont), Upper-Upscale segment (Doubletree, Embassy Suites Hotels, Hilton, Marriott, Renaissance, Sheraton and Westin) and Upper-Midscale segment (Holiday Inn). Approximately 82% of our 2010 Hotel EBITDA was derived from Upper-Upscale hotels (Hotel EBITDA is a non-GAAP financial measure that is reconciled and further discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures”).

STR also categorizes hotels based upon their relative market positions, as measured by ADR, as Luxury, Upscale, Midprice, Economy and Budget.  The following table contains information with respect to average occupancy (determined by dividing occupied rooms by available rooms), ADR and RevPAR for 80 of our Consolidated Hotels (excludes Fairmont Copley Plaza acquired in August 2010), all Upscale U.S. hotels, all Midprice U.S. hotels and all U.S. hotels, as reported by STR, for the periods indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Number of FelCor LP Hotels	80	83	85	83	83
Occupancy:
FelCor LP hotels(a)	70.5%	66.2%	70.9%	70.4%	72.6%
All Upscale U.S. hotels(b)	58.9	56.4	62.0	64.8	65.5
All Midprice U.S. hotels(c)	53.8	51.9	57.6	60.4	61.0
All U.S. hotels	57.6	55.1	60.4	63.2	63.4
ADR:
FelCor LP hotels(a)	$121.47	$123.23	$136.32	$134.21	$125.98
All Upscale U.S. hotels(b)	106.44	106.66	115.96	113.56	107.37
All Midprice U.S. hotels(c)	78.33	78.12	84.21	82.18	78.12
All U.S. hotels	98.08	97.51	106.55	103.64	97.31
RevPAR:
FelCor LP hotels(a)	$85.58	$81.62	$96.67	$94.48	$91.45
All Upscale U.S. hotels(b)	62.71	60.12	71.83	73.61	70.31
All Midprice U.S. hotels(c)	42.16	40.58	48.48	49.68	47.66
All U.S. hotels	56.47	53.71	64.37	65.50	61.69
(a)    Information is based on historical presentations.
(b)    This category includes hotels in the “upscale price level,” defined as hotels with ADRs in the 70th to 85th percentiles in their respective markets.
(c)        This category includes hotels in the “midprice level,” defined as hotels with ADRs in the 40th to 70th percentiles in their respective markets.

Business Strategy

We are committed to enhancing unitholder value and delivering superior returns on invested capital by assembling a diversified portfolio of high-quality hotels located in major markets and resort locations that have dynamic demand generators and high barriers to entry. At the same time, we seek to improve cash flow and real estate value through disciplined portfolio management, unique asset management and smart allocation of capital.

In 2006, we developed a long-term strategic plan with an intense focus on portfolio management. As a result, our portfolio composition (e.g., segment, brand and location) continues to evolve radically through asset sales, acquisitions and capital investment. Between late 2005 and 2007, we disposed of 45 non-strategic hotels, primarily limited service and midscale hotels located in secondary and tertiary markets and markets with low barriers to entry. Today, our portfolio consists primarily of upper-upscale hotels and resorts located in more than 30 major markets that are flagged under global brands. In 2010, we acquired the Fairmont Copley Plaza in Boston and initiated a second phase of asset sales, in which we expect to sell our interests in as many as 35 hotels. Currently, we are marketing 14 hotels for sale.

We remain focused on improving our portfolio quality, diversification, future growth rates and creating a sound and flexible balance sheet. With these objectives in mind, the following areas are critically important:

Asset Management

We seek to maximize revenue, market share, hotel operating margins and cash flow at every hotel. We employ an aggressive asset management philosophy that entails a hands-on approach. Our asset managers, all of whom have extensive hotel operating experience, have thorough knowledge of the markets where our hotels operate, and overall demand dynamics, which enables them to work closely with our hotel managers. In addition, our strong, long-term relationships with the major hotel companies that operate our hotels enable us to work more effectively with them. We press our hotel managers to implement best practices in expense and revenue management and work closely with them to monitor and review hotel operations and align cost structures with current business. For example, reduction in departmental expenses per occupied room from 2008 to 2010 resulted in 2010 savings of over $20 million. Most of these per occupied room savings are permanent. We strive to influence brand strategy on marketing and revenue enhancement programs. We also consider value-added enhancements at our hotels, such as maximizing use of public areas, implementing new restaurant concepts, changing management of food and beverage operations and uncovering new revenue sources.

Renovations and Redevelopment

We take a long-term approach to capital spending. Our plan involves efficiently maintaining our properties and limiting future fluctuations of expenditures while maximizing return on investment. We completed a multi-year, portfolio-wide renovation program in 2008 which enhanced the competitive position and value of our hotels. Through this process, we invested more than $450 million and achieved the expected returns on our investment. For example, market share (one of the industry's primary performance measures) for our portfolio increased almost 3% during 2008 and 1.4% during 2009. These gains relate mostly to the success of the renovation program, but also reflect the change in our asset management approach.

We consider expansion or redevelopment opportunities at our properties that offer attractive returns. Most recently, we completed the comprehensive redevelopment of the San Francisco Marriott Union Square (formerly, a Crowne Plaza). The market share index for this hotel increased to 115% in 2010 from 80% in 2007 (prior to renovations commencing). Other recent projects include a new 35,000 square foot convention center adjacent to our Hilton Myrtle Beach Oceanfront Resort, additional meeting space at the Doubletree Guest Suites in Dana Point, California and new spa and food and beverage facilities at the Embassy Suites Deerfield Beach Resort & Spa. We
are seeking approval and entitlements for additional redevelopment projects at multiple hotels; however, we will only implement those projects that ultimately satisfy our stringent capital investment criteria.

As part of our long-term capital plan, we anticipate renovating between six and eight core hotels each year. In 2011, we will start renovations at six hotels, in addition to the more than $20 million redevelopment project at the Fairmont Copley Plaza that will refresh the property and implement various value-enhancing initiatives.

Portfolio Management

As part of our long-term strategic plan to enhance unitholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates.  Selling non-strategic hotels creates capacity to reduce our debt, pay accrued preferred distributions, invest capital in re-development opportunities at our remaining hotels and/or acquire hotels in our target markets, in each case consistent with our long-term strategy and internal underwriting standards.  In addition, selling non-strategic hotels reduces our future capital expenditures and enables management to focus on “core” long-term investments. In that regard, in 2010 we reviewed each hotel in our portfolio in terms of projected performance, future capital expenditure requirements and market dynamics and concentration risk.  Based on this analysis, we developed a plan to sell our interests in 35 hotels (29 of which we consolidate the real estate interest and six of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria.  We will bring these hotels to market at the appropriate time and will sell hotels only when we receive satisfactory pricing.

External Growth

We consider acquisitions that are accretive to long-term unitholder value, improve the overall quality of our portfolio, further diversify our portfolio by market, customer type and brand and improve future hotel EBITDA growth. We limit our acquisitions to high quality hotels in major urban and resort markets with high barriers to entry and high growth potential, as typified by our 2010 purchase of the iconic Fairmont Copley Plaza located in Boston's Back Bay neighborhood (at $98.5 million, significantly less than replacement cost). We take a highly disciplined approach to analyzing any potential acquisition, which must meet strict criteria. We seek hotels that are priced at a significant discount to replacement cost with investment returns that exceed our weighted average cost of capital. We also consider whether a hotel will benefit from application of our competitive strengths, and whether a hotel offers redevelopment opportunities that can further enhance our return on investment.

Balance Sheet Strategy

We are committed to strengthening our balance sheet and reducing leverage. A healthy balance sheet provides the necessary flexibility and capacity to withstand lodging cycles, and provide capacity for appropriate acquisitions. We expect to reduce our leverage significantly and restructure our balance sheet through improved hotel operations and proceeds from future hotel sales, which we will use to repay and refinance our remaining debt. We will continue to look for additional opportunities to reduce overall debt levels and our average interest rate, increase our flexibility and ensure adequate long-term liquidity on an economically sound basis.

By mid-2010, we had successfully refinanced all of our near-term debt and eliminated all of our maturity issues in the face of a global recession and constrained capital markets. We refinanced or resolved $1.5 billion of debt through the end of 2010 and extended our weighted average debt maturity to the first quarter of 2014. Recently, we repaid two loans, totaling $177 million, for $130 million (a 27% discount), that were scheduled to mature in 2012 and opportunistically bought back $40 million of senior notes that mature this year. We also increased our cash on-hand to provide added liquidity and at December 31, 2010 had more than $200 million of unrestricted cash.

Strategic Relationships

We benefit from our brand/manager alliances with Hilton Worldwide (Embassy Suites Hotels, Doubletree and Hilton), Starwood Hotels & Resorts Worldwide, Inc. (Sheraton and Westin), Marriott International, Inc. (Renaissance and Marriott), Fairmont Hotels & Resorts and InterContinental Hotels Group PLC (Holiday Inn).  These relationships enable us to work effectively with our managers to maximize margins and operating cash flow from our hotels.

•
Hilton Worldwide (www.hiltonworldwide.com) is recognized internationally as a preeminent hospitality company.  Hilton owns, manages or franchises more than 3,600 hotels in 81 countries.  Its portfolio includes many of the world’s best-known and most highly regarded hotel brands, including Waldorf Astoria, Conrad, Hilton, Doubletree, Embassy Suites, Hilton Garden Inn, Hampton Inn, Homewood Suites, Home2 Suites, and Hilton Grand Vacations.  At December 31, 2010, 53 of our Consolidated Hotels were managed by Hilton subsidiaries.  Hilton is a 50% partner in joint ventures with us that own 11 hotels and manage residential condominiums.  Hilton also holds 10% equity interests in certain of our consolidated subsidiaries that own three hotels.

•
Starwood Hotels & Resorts Worldwide, Inc. (www.starwoodhotels.com) is one of the leading hotel and leisure companies in the world with 1,000 properties in 100 countries. With internationally renowned brands, Starwood is a fully integrated owner, operator and franchisor of hotels and resorts including, St. Regis, The Luxury Collection, W, Westin, Le Méridien, Sheraton, Four Points, Element and Aloft.  Subsidiaries of Starwood managed eight of our Consolidated Hotels at December 31, 2010.  Starwood indirectly owns 40% of one of our Consolidated Hotels.

•
Marriott International, Inc. (www.marriott.com) is a leading lodging company with over 3,400 lodging properties worldwide.  Its portfolio includes 17 lodging and vacation resort ownership brands, including Ritz Carlton, Marriott, Renaissance, JW Marriott, Courtyard by Marriott, Fairfield Inn by Marriott and Residence Inn by Marriott.  At December 31, 2010, three of our Consolidated Hotels were managed by Marriott subsidiaries.

•
Fairmont Hotels & Resorts (www.fairmont.com) is a leading luxury global hotel company, with a collection of 56 distinctive hotels. At December 31, 2010, a Fairmont subsidiary managed the Fairmont Copley Plaza in Boston.

•
InterContinental Hotels Group PLC (www.ichotelsgroup.com) of the United Kingdom is one of the world’s largest hotel companies by number of rooms.  IHG owns, manages, leases or franchises, through various subsidiaries, more than 4,500 hotels and over 650,000 guest rooms in 100 countries. IHG owns a portfolio of well recognized and respected hotel brands, including InterContinental Hotels & Resorts, Crowne Plaza Hotels & Resorts, Holiday Inn, Holiday Inn Express, Hotel Indigo, Staybridge Suites and Candlewood Suites. IHG also manages the world’s largest hotel loyalty program, Priority Club Rewards.  At December 31, 2010, IHG subsidiaries managed 15 of our Consolidated Hotels.

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
Tax Status
As a partnership for federal income tax purposes, we are not subject to federal income tax. However, under our partnership agreement, we are required to reimburse FelCor for any tax payments they are required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.
FelCor elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that is distributed to its stockholders. FelCor may, however, be subject to certain state and local taxes on income and property and to federal income and excise taxes on its undistributed taxable income.  FelCor's taxable REIT subsidiaries, or TRSs, formed to lease our hotels are subject to federal, state and local income taxes.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders.  If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years.  In connection with FelCor's election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of FelCor's common stock. We expect to make distributions on our units sufficient to enable FelCor to meet its distribution obligations as a REIT.  At December 31, 2010, FelCor had a federal income tax loss carryforward of $169.4 million, and our TRSs had a federal income tax loss carryforward of $329.2 million.

Employees

We have no employees. FelCor as our sole general partner performs our management functions. At December 31, 2010, FelCor had 68 full-time employees.  No one employed in the day-to-day operation of our hotels is FelCor's employee. All are employed by the management companies that operate our hotels on our behalf.

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

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Because FelCor is a REIT, our ability to reduce our debt and finance our growth must largely be funded by external sources of capital because FelCor is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gains) including, in some cases, taxable income it recognizes for federal income tax purposes but with regard to which we do not receive corresponding cash.  Our ability to obtain the external capital we require could be limited by a number of factors, many of which are outside our control, including general market conditions, unfavorable market perception of our future prospects, lower current and/or estimated future earnings, excessive cash distributions or a lower market price for FelCor's common stock.

Our ability to access additional capital also may be limited by the terms of our existing indebtedness, which, under certain circumstances, restrict our incurrence of debt and the payment of distributions. Any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all. Failing to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth.

Our ability to pay distributions may be limited or prohibited by the terms of our indebtedness or preferred units.

We currently are party to agreements and instruments that can restrict or prevent the payment of distributions on our common and preferred units (except as necessary to retain FelCor's REIT status). Under the agreements governing our 10% senior secured notes (our “Senior Notes”), distribution payments are permitted only to the extent that, at the time of the distribution, we can satisfy certain financial thresholds (concerning leverage, fixed charges and unsecured interest expense) and meet other requirements. Under the terms of our outstanding preferred units, we are not permitted to pay distributions on our common units unless all accrued preferred distributions have been paid. At December 31, 2010, we had $76.3 million of unpaid accrued preferred distributions. Until we pay accrued but unpaid preferred distributions, or we fail to pay future distributions on our preferred units for any reason, including to comply with the terms of our Senior Notes, our preferred distributions will continue to accrue, and we will be prohibited from paying any common distributions until all such accrued but unpaid preferred distributions have been paid.

We may be unable to sell non-strategic hotels when anticipated, or at all, or sell them for satisfactory pricing.

As part of our long-term strategic plan, we plan to sell non-strategic hotels and use the proceeds to reduce our leverage, pay accrued preferred distributions, invest in our portfolio and/or acquire hotels that fit our long-term strategy. The current hotel transaction market is at an early stage relative to the economic cycle. While the initial phase of our asset sales (2005 - 2007) took place in a particularly robust transaction market and overall economy, the current and ongoing transaction market is not as robust, we may be unable to sell hotels at acceptable prices, or at all. Our ability to sell hotels is at least partially dependent on potential buyers obtaining financing. If adequate financing is not available or is only available at undesirable terms, we may be unable to sell hotels or sell them for desired pricing. If we are unable to sell non-strategic hotels or sell them for desired pricing, it could affect our ability to repay and refinance debt and slow the execution of our strategic plan. If we sell a mortgaged hotel for less than the outstanding debt balance, we would be required to use cash to make up the shortfall or substitute an unencumbered hotel as collateral, which would restrict future flexibility when refinancing debt or restrict us from using cash for other purposes.

Compliance with, or failure to comply with, our financial covenants may adversely affect our financial position and results of operations.

The agreements governing our Senior Notes require that we satisfy total leverage, secured leverage and interest coverage tests in order, among other things, to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to maintain FelCor's REIT status; (iii) repurchase FelCor's capital stock; or (iv) merge. These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest.

Various political, economic, social or business risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and financial thresholds.  Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default could permit lenders to accelerate the maturity of obligations under these agreements and to foreclose upon any collateral securing those obligations.  Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.  In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions could significantly impair our ability to obtain other financing.  We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

Certain of our subsidiaries have been formed as special purpose entities, or SPEs.  These SPEs have incurred mortgage debt secured by the assets of those SPEs, which debt is non-recourse to us, except in connection with certain customary recourse "carve-outs," including fraud, misapplication of funds, etc., in which case, this debt could become fully recourse to us.

We have substantial financial leverage.

At December 31, 2010, our consolidated debt ($1.5 billion) represented approximately 60% of our total enterprise value.  Declining revenues and cash flow may adversely affect our public debt ratings and may limit our access to additional debt.  Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs.  If our access to additional debt is limited, that could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could have important consequences.  For example, it could:

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

•	limit our ability to refinance existing debt;

•	limit our ability to pay distributions, invest in unconsolidated joint ventures, etc.;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;

•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;

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

We may be able to incur substantial debt in the future.  Although the instruments governing our indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  If we add incremental debt, the leverage-related risks described above would intensify.

We have substantial variable rate debt.

At December 31, 2010 approximately 45% of our consolidated outstanding debt had variable interest rates.  If variable interest rates were to increase significantly, the added expense could have a material adverse impact on our earnings and financial condition.

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

Moreover, real estate investments are substantially illiquid, and we may not be able to adjust our portfolio in a timely manner to respond to changes in economic and other conditions.

Compliance with environmental laws may adversely affect our financial condition.  Owners of real estate are subject to numerous federal, state, local and foreign environmental laws and regulations.  Under these laws and regulations, a current or former owner of real estate may be liable for the costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence.  In addition, if an owner of real property arranges for the disposal of hazardous substances at another site, it may also be liable for the costs of remediating the disposal site, even if it did not own or operate the disposal site.  Such liability may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several.  A property owner may also be liable to third parties for personal injuries or property damage sustained as a result of its release of hazardous or toxic substances, including asbestos-containing materials, into the environment.  Environmental laws and regulations may require us to incur substantial expenses and limit the use of our properties.  We could have substantial liability for a failure to comply with applicable environmental laws and regulations, which may be enforced by the government or, in certain instances, by private parties.  The existence of hazardous substances on a property can also adversely affect the value of, and the owner’s ability to use, sell or borrow against the property.

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

Compliance with the Americans with Disabilities Act may adversely affect our financial condition.  Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons.  Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons.  We believe that our hotels substantially comply with the requirements of the ADA and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws.  If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the ADA and other similar laws, it could materially adversely affect our ability to make distributions to our unitholders and to satisfy our other obligations.

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

In addition, we are subject to the risks of a decline in Hotel EBITDA margins, which occur when hotel operating expenses increase disproportionately to revenues or fail to shrink at least as fast as revenues decline.  These operating expenses and Hotel EBITDA margins are controlled by our independent managers over whom we have limited control.

Investing in hotel assets involves special risks.  We have invested in hotel-related assets, and our hotels are subject to all of the risks common to the hotel industry.  These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, and generally include:

•	adverse effects of declines in general and local economic activity;

•	competition from other hotels;

•	construction of more hotel rooms in a particular area than needed to meet demand;

•	increases in energy costs and other travel expenses;

•	other events, such as terrorist acts or war, that reduce business and leisure travel;

•	fluctuations in our revenue caused by the seasonal nature of the hotel industry;

•	an outbreak of a pandemic disease affecting the travel industry;

•	a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed herein.

We could face increased competition.  Each of our hotels competes with other hotels in its geographic area.  A number of additional hotel rooms have been, or may be, built in a number of the geographic areas in which our hotels are located, which could adversely affect both occupancy and rates in those markets.  A significant increase in the supply of upscale and upper upscale hotel rooms, if demand fails to increase at least proportionately, could have a material adverse effect on our business, financial condition and results of operations.

We face reduced coverages and increased costs of insurance.  Our property insurance has a $100,000 “all- risk” deductible, and a 5% deductible (insured value) for named windstorm and California earthquake coverage.  Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition.  Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find.  In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders or franchisors.  We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 54 of our hotels.  The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

We obtain terrorism insurance to the extent required by lenders or franchisors as a part of our all-risk property insurance program, as well as our general liability and FelCor's directors’ and officers’ coverages. However, our all-risk policies have limitations such as per occurrence limits and sub-limits which might have to be shared proportionally across participating hotels under certain loss scenarios.  Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act, or TRIA, for “certified” acts of terrorism - namely those which are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits.  In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies.  While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance.  Additionally, there is a possibility that Congress will not renew TRIA in the future, which would eliminate the federal subsidy for terrorism losses.  As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

We have geographic concentrations that may create risks from regional or local economic, seismic or weather conditions.  At December 31, 2010, approximately 48% of our hotel rooms were located in, and 47% of our 2010 Hotel EBITDA was generated from, three states:  California, Florida and Texas.  Additionally, at December 31, 2010, we had concentrations in six major metropolitan areas, the San Francisco Bay area, Atlanta, South Florida, Boston, Dallas and the Los Angeles area, which together represented approximately 35% of our Hotel EBITDA for the year ended December 31, 2010.  Therefore, adverse economic, seismic or weather conditions in these states or metropolitan areas may have a greater adverse effect on us than on the industry as a whole.

Transfers and/or termination of franchise licenses and management agreements may be prohibited or restricted. Hotel managers and franchise licensors may have the right to terminate their agreements or suspend their services in the event of default under such agreements or other third party agreements such as ground leases and mortgages, upon the loss of liquor licenses, or in the event of the sale or transfer of the hotel. Franchise licenses may expire by their terms, and we may not be able to obtain replacement franchise license agreements.

If a management agreement or franchise license were terminated, under certain circumstances (such as the sale of a hotel), we could be liable for liquidated damages (which may be guaranteed by us or certain of our subsidiaries). In addition, we may need to obtain a different franchise and/or engage a different manager, and the costs and disruption associated with those changes could be significant (and materially adverse to the value of the affected hotel) because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchise licensor or operations management provided by the manager. Additionally, most of our management agreements restrict our ability to encumber our interests in the applicable hotels under certain circumstances without the managers’ consent, which can make it more difficult to obtain secured financing on acceptable terms.

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

The following table reflects the percentage of Hotel EBITDA from our 81 Consolidated Hotels at December 31, 2010 by brand:

	Hotels	% of 2010 Hotel EBITDA(a)
Embassy Suites Hotels	45	58
Holiday Inn	15	18
Sheraton and Westin	8	9
Doubletree	7	7
Renaissance and Marriott	3	3
Hilton	2	3
Fairmont	1	2	(b)

(a)    Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.
(b)    We acquired the Fairmont Copley Plaza in August 2010, and this table reflects only results of operations for the period in which we owned the hotel.

If any of these brands suffer a significant decline in appeal to the traveling public, the revenues and profitability of our branded hotels could be adversely affected.

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

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms may be booked through Internet travel intermediaries. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

Future terrorist activities and political instability may adversely affect, and create uncertainty in, our business.

Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the U.S. and global economies and global financial markets.  Previous terrorist attacks in the United States and subsequent terrorism alerts have adversely affected the travel and hospitality industries in the past.  Such attacks, or the threat of such attacks, could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties, and/or our results of operations and financial condition, as a whole.

If we fail to comply with applicable privacy laws and regulations, we could be subject to payment of fines, damages or face restrictions on our use of guest data.

Our managers collect information relating to our guests for various business purposes, including marketing and promotional purposes. Collecting and using of personal data is governed by U.S. and other privacy laws and regulations. Privacy regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our manager's ability to market our products, properties and services to our guests. In addition, non-compliance (or in some circumstances non-compliance by third parties engaged by us), or a breach of security on systems storing privacy data, may result in fines, payment of damages or restrictions on our use or transfer of data.

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

The federal income tax laws governing REITs are subject to change.  At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended.  These new laws, interpretations, or court decisions may change the federal income tax laws relating to, or the federal income tax consequences of, qualification as a REIT. Any of these new laws or interpretations may take effect retroactively and could adversely affect us, or you as a unitholder.

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

Failure to qualify as a REIT would subject FelCor to federal income tax.  If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it would be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years.  We might need to borrow money or sell hotels in order to obtain the funds necessary to pay any such tax.  If FelCor ceases to be a REIT, it no longer would be required to distribute most of its taxable income to its stockholders.  Unless FelCor's failure to qualify as a REIT was excused under federal income tax laws, it could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

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

Complying with FelCor's REIT requirements may cause us to forgo attractive opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To continue to qualify as a REIT for federal income tax purposes, FelCor must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. Thus, compliance with FelCor's REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our unitholders.

Complying with FelCor's REIT requirements may force us to liquidate otherwise attractive investments, which could result in an overall loss on our investments.

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

We own, through our subsidiaries, interests in several real estate joint ventures with third parties.  Joint ventures that are not consolidated into our financial statements owned real estate interests in a total of 13 hotels, in which we had an aggregate investment of $76 million, at December 31, 2010.  The lessee operations of 12 of these 13 hotels are included in our consolidated results of operations due to our majority ownership of those lessees.  Our joint venture partners are affiliates of Hilton with respect to 11 hotels, and private entities or individuals (all of whom are unaffiliated with us) with respect to two hotels.  The ventures and hotels were subject to non-recourse mortgage loans aggregating $155 million at December 31, 2010.

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

Our subsidiaries may be contractually or legally unable to control decisions unilaterally regarding these ventures and their hotels.  In addition, the hotels in a joint venture may perform at levels below expectations, resulting in potential insolvency unless the joint venturers provide additional funds.  In some ventures, the joint venturers may elect not to make additional capital contributions.  We may be faced with the choice of losing our investment in a venture or investing additional capital in it with no guaranty of receiving a return on that investment.

FelCor's directors may have interests that may conflict with our interests.

A director of FelCor who has a conflict of interest with respect to an issue presented to FelCor's board will have no inherent legal obligation to abstain from voting upon that issue.  FelCor does not have provisions in its bylaws or charter that require an interested director to abstain from voting upon an issue, and it does not expect to add provisions in its charter and bylaws to this effect.  Although each director of FelCor has a duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which a director or one of his or her affiliates has an interest, his or her vote may reflect a bias that could be contrary to our best interests.  In addition, even if an interested director abstains from voting, that director’s participation in the meeting and discussion of an issue in which they have, or companies with which he or she is associated have, an interest could influence the votes of other directors regarding the issue.

Departure of key personnel would deprive us of the institutional knowledge, expertise and leadership they provide.

FelCor's executive management team includes its President and Chief Executive Officer and four Executive Vice Presidents.  In addition, FelCor has several other long-tenured senior officers.  These executives and officers generally possess institutional knowledge about our organization and the hospitality or real estate industries, have significant expertise in their fields, and possess leadership skills that are important to our operations.  The loss of any of its executives or other long-serving officers could adversely affect our ability to execute our business strategy.

FelCor's charter contains limitations on ownership and transfer of shares of its stock that could adversely affect attempted transfers of FelCor's capital stock.

To maintain FelCor's status as a REIT, no more than 50% in value of its outstanding stock may be owned, actually or constructively, under the applicable tax rules, by five or fewer persons during the last half of any taxable year.  FelCor's charter prohibits, subject to some exceptions, any person from owning more than 9.9%, as determined in accordance with the Internal Revenue Code and the Securities Exchange Act of 1934, of the number of outstanding shares of any class of its stock.  FelCor's charter also prohibits any transfer of its stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in our failure to qualify as a REIT.  Any attempted transfer of shares in violation of FelCor's charter prohibitions will be void, and the intended transferee will not acquire any right in those shares.  FelCor has the right to take any lawful action that it believes is necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve its status as a REIT, including refusing to recognize any transfer of stock in violation of its charter.

Some provisions in our charter and bylaws and Maryland law make a takeover more difficult.

Ownership Limit.  The ownership and transfer restrictions of FelCor's charter may have the effect of discouraging or preventing a third party from attempting to gain control of it without the approval of its board of directors.  Accordingly, it is less likely that a change in control, even if beneficial to unitholders, could be effected without the approval of its board.

Staggered Board.  FelCor's board of directors is divided into three classes.  Directors in each class are elected for terms of three years.  As a result, the ability of FelCor's stockholders to effect a change in control of us through the election of new directors is limited by the inability of its stockholders to elect a majority of FelCor's board at any particular meeting.

Authority to Issue Additional Shares.  Under FelCor's charter, its board of directors may issue up to an aggregate of 20 million shares of preferred stock without stockholder action.  The preferred stock may be issued, in one or more series, with the preferences and other terms designated by its board that may delay or prevent a change in control of FelCor, even if the change is in the best interests of its stockholders.  At December 31, 2010, FelCor had outstanding 12,880,475 shares of its Series A preferred stock and 67,980 shares, represented by 6,798,000 depositary shares, of its Series C preferred stock. FelCor has contributed the proceeds of all of its preferred stock to us in exchange for preferred units. The preference on these units is the same as FelCor's preferred stock.

Maryland Takeover Statutes. As a Maryland corporation, FelCor is subject to various provisions under the Maryland General Corporation Law, including the Maryland Business Combination Act, that may have the effect of delaying or preventing a transaction or a change in control that might involve a premium price for its stock or otherwise be in the best interests of its stockholders.  Under the Maryland business combination statute, some “business combinations,” including some issuances of equity securities, between a Maryland corporation and an “interested stockholder,” which is any person who beneficially owns 10% or more of the voting power of the corporation’s shares, or an affiliate of that stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  Any of these business combinations must be approved by a stockholder vote meeting two separate super majority requirements, unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the statute, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares.  FelCor's charter currently provides that the Maryland Control Share Acquisition Act will not apply to any of its existing or future stock.  That statute may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation.  To the extent these or other laws are applicable to FelCor or us, they may have the effect of delaying or preventing a change in control of FelCor even though beneficial to its stockholders.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We own a diversified portfolio of hotels managed and branded by Hilton, Starwood, Marriott, Fairmont and IHG.  Our hotels are high-quality lodging properties with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located.  Our hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers.  They generally feature comfortable, modern guest rooms, meeting and convention facilities and full-service restaurant and catering facilities.  At December 31, 2010, our Consolidated Hotels were located in the United States (79 hotels in 22 states) and Canada (two hotels in Ontario), with concentrations in major markets and resort areas.  The following table illustrates the distribution of our 81 Consolidated Hotels at December 31, 2010.

Market	Hotels	Rooms	% of Total Rooms	% of 2010 Hotel EBITDA(a)
South Florida Area	5	1,439	6	7
Los Angeles	4	899	4	6
San Francisco Area	6	2,138	9	6
Atlanta	5	1,462	6	6
Dallas	4	1,333	6	5
Boston	3	915	4	5	(b)
Minneapolis	3	736	3	4
Philadelphia	2	729	3	4
Orlando	4	1,038	4	4
Central California Coast	2	408	2	4
Myrtle Beach	2	640	3	4
New Orleans	2	744	3	4
San Antonio	3	874	4	3
San Diego	1	600	3	3
Other	35	9,381	40	35

Location
Urban	21	6,741	29	32	(b)
Suburban	32	7,880	34	29
Airport	18	5,788	25	23
Resort	10	2,927	12	16

(a)    Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.
(b)    We acquired the Fairmont Copley Plaza in August 2010, and this table reflects only results of operations for the period in which we owned the hotel.

We are committed to maintaining high standards at our hotels.  Our hotels average 288 rooms, with six hotels having 400 or more rooms.  In 2008, we completed the last phase of a multi-year, portfolio-wide renovation program costing more than $450 million.  The program was designed to upgrade, modernize and renovate all of our hotels to enhance or maintain their competitive position.  For 2010, our pro rata share of capital expenditures spent on consolidated and unconsolidated hotels, including renovations and redevelopment projects, was $40.4 million.  We also spent 7.0% of our consolidated room revenue on maintenance and repair expense.

Hotel Brands

Part of our business strategy is to have some of the most recognized and respected hotel brand owners manage our hotels.  The following table illustrates the distribution of our Consolidated Hotels among our brands at December 31, 2010.
Brand Distribution

Brand	Hotels	Rooms	% of Total Rooms	% of 2010 Hotel EBITDA(a)
Embassy Suites Hotels	45	11,674	50	58
Holiday Inn	15	5,154	22	18
Sheraton and Westin	8	2,774	12	9
Doubletree	7	1,471	6	7
Renaissance and Marriott	3	1,321	6	3
Hilton	2	559	2	3
Fairmont	1	383	2	2	(b)

(a)    Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report.
(b)    We acquired the Fairmont Copley Plaza in August 2010, and this table reflects only results of operations for the period in which we owned the hotel.

Embassy Suites Hotels

Embassy Suites Hotels is the nation’s largest brand of upper-upscale all-suite hotels.  Created in 1983, Embassy Suites Hotels was a pioneer in the all-suite concept and today is a market share leader with more than 200 hotels internationally.  Embassy Suites Hotels maintains a significant presence in its segment in terms of system size, geographic distribution, brand-name recognition and operating performance.  As part of the Hilton Worldwide family, Embassy Suites Hotels participate in the Hilton HHonors frequent guest program.

Holiday Inn

 Holiday Inn is one of the world's most recognized brands with more than 1,200 hotels worldwide.  The hotels offer business and family-friendly hotel accommodations and services at an excellent value.  The hotel chain completed a re-launch of the brand in 2010 that included refreshing every hotel in the system at a chainwide cost of $1 billion.  Holiday Inn participates in IHG’s Priority Club frequent guest program.

Sheraton Hotels & Resorts

With approximately 400 hotels and resorts in 70 countries, Sheraton Hotels & Resorts is the largest brand in the Starwood system.  Located in major cities and resort destinations, Sheraton hotels serve the needs of both business and leisure travelers.  Sheraton hotels participate in the Starwood Preferred Guest frequent traveler program.

Doubletree Hotels

Doubletree hotels are upscale accommodations for business and leisure travelers in more than 200 gateway cities, metropolitan areas and vacation destinations worldwide.  As part of the Hilton Worldwide family, Doubletree hotels participate in the Hilton HHonors frequent guest program.

Renaissance Hotels & Resorts

Renaissance Hotels & Resorts is a distinctive upper-upscale full-service brand that targets individual business and leisure travelers and group meetings by offering stylish and personalized environments.  There are over 145 Renaissance Hotels & Resorts worldwide. Renaissance hotels participate in the Marriott Rewards frequent traveler program.

Other Hotels

As of December 31, 2010, five of our hotels were operated under other flags: Fairmont, Hilton (two hotels), Marriott and Westin.

Hotel Operating Statistics

The following tables set forth average historical occupancy (occupied rooms), ADR and RevPAR for the years ended December 31, 2010 and 2009, and the percentage changes therein for the periods presented for 80 of our Consolidated Hotels owned for all of the periods presented (excludes the Fairmont Copley Plaza acquired in August 2010).
Operating Statistics by Brand

	Occupancy (%)
	Year Ended December 31,
	2010	2009	%Variance
Embassy Suites Hotels	72.2	68.1	5.9
Holiday Inn	71.5	68.7	4.1
Sheraton and Westin	64.9	60.4	7.5
Doubletree	72.6	65.5	10.8
Renaissance and Marriott	63.9	61.4	4.0
Hilton	61.5	60.0	2.4

Total hotels	70.5	66.6	5.8

	ADR ($)
	Year Ended December 31,
	2010	2009	%Variance
Embassy Suites Hotels	124.81	128.33	(2.7)
Holiday Inn	114.16	112.22	1.7
Sheraton and Westin	102.64	105.25	(2.5)
Doubletree	116.37	122.59	(5.1)
Renaissance and Marriott	165.95	163.16	1.7
Hilton	123.55	115.46	7.0

Total hotels	121.47	123.26	(1.5)

	RevPAR ($)
	Year Ended December 31,
	2010	2009	%Variance
Embassy Suites Hotels	90.10	87.44	3.0
Holiday Inn	81.65	77.11	5.9
Sheraton and Westin	66.64	63.58	4.8
Doubletree	84.52	80.35	5.2
Renaissance and Marriott	106.00	100.21	5.8
Hilton	75.96	69.32	9.6

Total hotels	85.58	82.07	4.3

Operating Statistics for our Top Markets (80 Consolidated Hotels)

	Occupancy (%)
	Year Ended December 31,
	2010	2009	%Variance
South Florida	76.0	73.0	4.1
Los Angeles area	73.8	71.6	3.2
San Francisco area	74.5	69.1	7.9
Atlanta	73.4	69.7	5.3
Dallas	64.3	58.6	9.7
Minneapolis	74.6	66.6	12.1
Philadelphia	70.9	66.4	6.8
Orlando	74.0	74.0	0.1
Central California Coast	73.5	72.8	0.9
Myrtle Beach	61.0	59.6	2.4
New Orleans	68.5	58.9	16.3
Boston	81.2	77.8	4.4
San Antonio	73.6	70.0	5.1
San Diego	75.8	72.6	4.4
	ADR ($)
	Year Ended December 31,
	2010	2009	%Variance
South Florida	125.88	129.18	(2.6)
Los Angeles area	137.01	135.63	1.0
San Francisco area	134.83	129.66	4.0
Atlanta	104.02	104.71	(0.7)
Dallas	108.92	114.92	(5.2)
Minneapolis	124.74	127.53	(2.2)
Philadelphia	125.56	135.22	(7.1)
Orlando	107.20	110.75	(3.2)
Central California Coast	158.07	156.45	1.0
Myrtle Beach	135.78	133.48	1.7
New Orleans	124.45	123.90	0.4
Boston	138.58	133.97	3.4
San Antonio	96.80	102.74	(5.8)
San Diego	120.13	124.75	(3.7)
	RevPAR ($)
	Year Ended December 31,
	2010	2009	%Variance
South Florida	95.62	94.28	1.4
Los Angeles area	101.17	97.07	4.2
San Francisco area	100.50	89.54	12.2
Atlanta	76.40	73.01	4.6
Dallas	70.00	67.34	4.0
Minneapolis	93.04	84.88	9.6
Philadelphia	89.03	89.81	(0.9)
Orlando	79.36	81.93	(3.1)
Central California Coast	116.19	113.95	2.0
Myrtle Beach	82.81	79.49	4.2
New Orleans	85.28	73.00	16.8
Boston	112.55	104.22	8.0
San Antonio	71.19	71.89	(1.0)
San Diego	91.10	90.58	0.6

Hotel Portfolio

The following table sets forth certain descriptive information regarding the 82 hotels in which we held ownership interests at December 31, 2010.

Consolidated Hotel	Brand	State	Rooms	% Owned (a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Phoenix – Crescent	Sheraton	AZ	342
Phoenix – Tempe	Embassy Suites Hotel	AZ	224
Anaheim – North	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Burlingame	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta	Holiday Inn	CA	160
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Wilmington	Doubletree	DE	244	90%
Boca Raton	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek	Sheraton Suites	FL	253
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Airport	Holiday Inn	FL	288
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando– North	Embassy Suites Hotel	FL	277
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Tampa – Tampa Bay	Doubletree Guest Suites	FL	203
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Galleria	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Chicago – Gateway – O’Hare	Sheraton Suites	IL	296
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Lexington – Lexington Green	Hilton Suites	KY	174
Baton Rouge	Embassy Suites Hotel	LA	223
New Orleans – Convention Center	Embassy Suites Hotel	LA	370

Hotel Portfolio Listing (continued)

Consolidated Hotel	Brand	State	Rooms	% Owned (a)
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
St. Paul – Downtown	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Raleigh/Durham	Doubletree Guest Suites	NC	203
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – Mills House	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Austin – Central	Embassy Suites Hotel	TX	260	50%
Corpus Christi	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South	Embassy Suites Hotel	TX	305
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Market Center	Embassy Suites Hotel	TX	244
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport	Holiday Inn	TX	397
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center	Sheraton	VT	309

Canada
Toronto – Airport	Holiday Inn	Ontario	446
Toronto – Yorkdale	Holiday Inn	Ontario	370

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%
(a)    We own 100% of the real estate interests unless otherwise noted.

Management Agreements

At December 31, 2010, of our 81 Consolidated Hotels, (i) Hilton subsidiaries managed 53 hotels, (ii) IHG subsidiaries managed 15 hotels, (iii) Starwood subsidiaries managed eight hotels, (iv) Marriott subsidiaries managed three hotels, (v) a Fairmont subsidiary managed one hotel, and (vi) an independent management company managed one hotel.

The management agreements relating to 35 of our Consolidated Hotels contain the right and license to operate the hotels under specified brands.  No separate franchise agreements exist, and no separate franchise fee is required for these 35 hotels. These hotels are managed by (i) IHG, under the Holiday Inn brand, (ii) Starwood, under the Sheraton and Westin brands, (iii) Hilton, under the Doubletree and Hilton brands, (iv) Marriott, under the Renaissance and Marriott brands and (v) Fairmont, under the Fairmont brand.

Management Fees.  Minimum base management fees generally range from 1 – 3% of total revenue, with the exception of our IHG-managed hotels, whose base management fees are 2% of total revenue plus 5% of room revenue.  Most of our management agreements also allow for incentive management fees (generally ranging from 8.5% to 15%) that are subordinated to our return on investment. Incentive management fees are generally capped at 2 to 3% of total revenue (except for incentive management fees payable to Marriott, which are not limited).

We paid the following management fees (in thousands) with respect to our Consolidated Hotels during each of the past three years:

	Year Ended December 31,
	2010	2009	2008
Base fees	$26,406	$25,879	$31,036
Incentive fees	1,136	769	4,720
Total management fees	$27,542	$26,648	$35,756

Term and Termination.  The management agreements with IHG terminate in 2018 for one hotel and 2025 for 14 hotels.  The management agreements with Marriott terminate in 2025 for our Renaissance hotels and 2029 for our Marriott hotel, and these agreements may be extended to 2055 and 2039, respectively, at Marriott’s option.  The management agreement with Fairmont terminates in 2030 and may be extended to 2040 and 2050 at Fairmont's option. The management agreements with our other managers generally have initial terms of between 5 and 20 years, and these agreements are generally renewable beyond the initial term only upon the mutual written agreement of the parties.  The management agreements covering our hotels expire after 2013, subject to any renewal rights, as follows:

	Number of Management Agreements Expiring
Manager	2014	2015	Thereafter
Hilton	6	6	41
IHG	—	—	15
Starwood	—	—	8
Marriott	—	—	3
Fairmont	—	—	1
Other	—	1	—
Total	6	7	68

Management agreements are generally terminable upon the occurrence of standard events of default or if the hotel subject to the agreement fails to meet certain financial expectations.  Upon termination for any reason, we generally will pay all amounts due and owing under the management agreement through the effective date of termination.  If an agreement is terminated as a result of our default we may also be liable for damages suffered by the manager.  If we sell a hotel managed by IHG, we may be required to pay IHG a monthly replacement management fee equal to the existing fee structure for up to one year and, thereafter, liquidated damages, or alternatively, reinvest the sale proceeds into another hotel to be branded under an IHG brand and managed by IHG.  In addition, if we breach an IHG management agreement, resulting in termination, or otherwise cause or suffer IHG's termination for any reason other than an event of default by IHG, we may be liable for liquidated damages under the terms of that management agreement.

Assignment.  Generally, neither party to a management agreement has the right to sell, assign or transfer the agreement to an unaffiliated third party without the prior written consent of the other party to the agreement, which consent shall not be unreasonably withheld. A change in control of FelCor will generally require each manager’s consent.

Franchise Agreements

Forty-six of our Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements.  Of these hotels, 45 are operated as Embassy Suites Hotels, and one is operated as a Hilton Suites.

Our Embassy Suites franchise agreements grant us the right to the use of the Embassy Suites Hotels name, system and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply.  In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furnishings, furniture and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements.  Typically, our Embassy Suites franchise agreements provide for a license fee, or royalty, of 4% to 5% of suite revenues.  In addition, we pay approximately 3.5% to 4% of suite revenues as marketing and reservation system contributions for the systemwide benefit of Embassy Suites Hotels.  We paid marketing and reservation systems contributions of $13.8 million, $12.7 million and $17.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.  We paid license fees with respect to our Consolidated Hotels during each of the past three years as follows (in thousands):

	Year Ended December 31,
Brand	2010	2009	2008
Embassy Suites Hotels	$15,611	$15,025	$17,994
Hilton Suites	302	252	299
Total	$15,913	$15,277	$18,293

Our typical Embassy Suites franchise agreement provides for a term of 10 to 20 years, but for 20-year agreements, we may terminate the license for any particular hotel on the 10th or 15th anniversary of the agreement upon payment of an amount equal to the license fees paid with respect to that hotel during the two immediately preceding years.  The agreements provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the Embassy Suites Hotels name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years.  Franchise agreements covering five of our hotels expire in 2014, five expire in 2015, and the remaining agreements expire thereafter.

Item 3.     Legal Proceedings

At December 31, 2010, there was no litigation pending or known to be threatened against us or affecting any of our hotels, other than claims arising in the ordinary course of business or that otherwise are not considered to be material.  Furthermore, most of these ordinary course of business claims are substantially covered by insurance.  We do not believe that any claims known to us, individually or in the aggregate, will have a material adverse effect on us.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is not an established public market for FelCor LP common units. The units, however, are redeemable at the option of the holder for a like number of shares of FelCor common stock or, at the option of FelCor, the cash equivalent thereof. The following information is provided regarding FelCor's common stock.

FelCor's common stock is traded on the New York Stock Exchange under the symbol “FCH.” The following table sets forth for the indicated periods the high and low sale prices for its common stock, as traded on that exchange and dividends declared per share.

	High	Low	Dividends Declared Per Share
2010
First quarter	$6.42	$3.49	$—
Second quarter	8.99	4.95	—
Third quarter	6.16	3.91	—
Fourth quarter	7.48	4.53	—

2009
First quarter	$2.19	$0.72	$—
Second quarter	3.60	1.22	—
Third quarter	5.31	1.86	—
Fourth quarter	4.90	2.85	—

Stockholder Information

At February 18, 2011, FelCor had approximately 200 holders of record of its common stock and 30 holders of record of its Series A preferred stock (which is convertible into common stock).  However, because many of the shares of its common stock and Series A preferred stock are held by brokers and other institutions on behalf of stockholders, FelCor believes there are substantially more beneficial holders of its common stock and Series A preferred stock than record holders.  At February 18, 2011, we had 32 holders of FelCor LP common units (other than FelCor).

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO FELCOR'S QUALIFICATION AS A REIT, ITS CHARTER LIMITS, SUBJECT TO CERTAIN EXCEPTIONS, THE NUMBER OF SHARES OF ANY CLASS OR SERIES OF ITS CAPITAL STOCK THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.9% OF THE OUTSTANDING SHARES OF THAT CLASS OR SERIES.

Distribution Information

In order for FelCor to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (other than net capital gains).  They made no common distributions for the years ended December 31, 2010 and 2009.  Under certain circumstances, FelCor may be required to make distributions in excess of cash available for distribution in order to meet REIT distribution requirements.  In that event, we expect to borrow funds or sell assets for cash to the extent necessary to obtain cash sufficient to make the distributions required to retain FelCor's qualification as a REIT for federal income tax purposes.

Under terms of our senior notes indenture our ability to pay distributions and make other payments is limited based on our ability to satisfy certain financial requirements (except as necessary to retain FelCor's REIT status).  Further discussion of these limitations is contained in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2010, information concerning FelCor's equity compensation plans, including the number of shares issuable and available for issuances under its plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

FelCor's Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by security holders:
Stock Options	15,000	$15.62
Unvested Restricted Stock	1,554,817
Total	1,569,817		178,083

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

SELECTED FINANCIAL DATA
(in millions, except per unit data)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:(a)
Total revenues	$928	$874	$1,059	$946	$917
Income (loss) from continuing operations(b)	(218)	(99)	(61)	55	6

Diluted earnings per unit:
Income (loss) from continuing operations	$(3.16)	$(2.17)	$(1.61)	$0.26	$(0.49)

Other Data:
Cash distributions declared per common unit(c)	$—	$—	$0.85	$1.20	$0.80
Adjusted FFO per unit(d)	$(0.09)	$0.39	$1.99	$2.17	$1.98
Adjusted EBITDA(d)	188	179	276	285	291
Cash flows provided by operating activities	59	73	153	137	148

Balance Sheet Data (at end of period):
Total assets	$2,359	$2,626	$2,512	$2,684	$2,583
Total debt, net of discount	1,548	1,773	1,552	1,476	1,369
Redeemable units at redemption value	2	1	1	21	30

(a)    All years presented have been adjusted to reflect hotels no longer owned as discontinued operations.

(b)    Included in income (loss) from continuing operations are the following amounts (in millions):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Impairment loss	$(153)	$—	$(61)	$—	$—
Impairment loss on unconsolidated hotels	—	(2)	(13)	—	—
Hurricane loss	—	—	(1)	—	—
Conversion costs	—	—	(1)	—	—
Severance costs	—	(1)	(1)	—	—
Debt extinguishment	44	(2)	—	—	(14)
Gain (loss) on sale of assets	—	1	—	—	—
Gain on sale of condominiums	—	—	—	19	—
Gain on involuntary conversion	—	—	3	—	—

(c)    We suspended payment of our common distributions in December 2008 and our preferred distributions in March 2009 in light of the deepening recession and dysfunctional capital markets, and the attendant impact on our industry and us.  In January 2011, we reinstated our current quarterly preferred distributions and paid current quarterly preferred distributions totaling $9.7 million. FelCor's Board of Directors will determine the amount of future common and preferred distributions for each quarter, if any, based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.  Unpaid preferred distributions must be paid in full prior to payment of any common distributions.

(d)    A more detailed description and computation of Adjusted FFO per unit and Adjusted EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following the end of the recent recession, business and leisure travel increased as the U.S. economy strengthened and consumer confidence and spending improved. At the same time, new hotel construction activity slowed substantially in 2010 to levels not seen since the early 1990s. Improved demand, combined with the slowdown in lodging supply growth, is driving a demand-driven industry recovery. Our hotels began seeing improved occupancy in late 2009, which continued throughout 2010. Occupancy at our hotels improved 5.8% in 2010, compared to 2009.

Following improved demand, as a recovery continues, the industry usually experiences improved pricing power. As lodging demand continued to improve in 2010, our hotels began remixing our customers to obtain higher average daily rates, or ADR. We started seeing sustained ADR improvement late in the second quarter of 2010, and this trend continued through the third and fourth quarters. In the fourth quarter 2010, our ADR improved 1.5%, and for the year we limited the decline to 1.5%, compared to 2009.

Our Consolidated Hotels' occupancy and ADR growth during 2010 drove three quarters of improved revenue per available room, or RevPAR in 2010. Our RevPAR improved 4.3% in 2010, compared to 2009.

As our ADR continues improving, Hotel EBITDA margin and operating cash flow continue to grow. In 2010, our Consolidated hotels improved Hotel EBITDA margin by 32 basis points compared to 2009.

In 2010, we undertook several critical steps as a part of our long-term strategic plan:

•
In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering, after underwriting discounts and commissions, were approximately $166 million.  FelCor contributed the net proceeds from this offering to us in exchange for a like number of units. We used these proceeds, together with cash on hand, were used to repay $177 million of secured debt for $130 million, representing a 27% discount, and for our $98.5 million acquisition of the Fairmont Copley Plaza in Boston.

•
In May 2010, we obtained a new $212 million loan, secured by nine hotels, that matures in 2015.  This loan bears interest at LIBOR (subject to a 3.0% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and scheduled to mature in May 2010.  The terms and interest rate of this financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels in the process.

•
Two loans (totaling $32 million) matured in May 2010.   The cash flows for the hotels that secured those loans did not cover debt service and we determined the hotels' fair values to be less than the loan amounts. We stopped funding the shortfalls in December 2009.  We were unable to negotiate an acceptable debt modification or reduction that favored our unitholders, and we transferred these hotels to the lenders in full satisfaction of the related debt.

•
Selling underperforming and non-strategic hotels creates capacity, allows us to reduce concentration risk, reduce leverage, invest in higher yielding redevelopment opportunities at remaining hotels and/or acquire hotels in our target markets. In addition, selling non-strategic hotels reduces our future capital expenditure requirements and enables management to focus on “core” long-term investments. As part of our long-term strategic plan to enhance unitholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates.  In that regard, we reviewed each hotel in our portfolio in terms of projected performance, future capital expenditure requirements and market dynamics and concentration risk.  Based on this analysis, we developed a plan to sell our interests in 35 hotels (29 of which we consolidate the real estate interest and six of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria.  As a consequence, the hold periods for the hotels we consolidate were shortened, and we were required to test those assets for impairment as they were approved to be marketed for sale. We recorded a $152.7 million impairment charge in 2010 related to 16 of these hotels. We will bring these hotels to market at the appropriate time and will only sell hotels when we receive satisfactory pricing.

In January 2011, we reinstated our current quarterly preferred distribution and paid current quarterly preferred distributions of $9.7 million. We cannot pay any common distributions unless and until all accrued and current preferred distributions are paid.  FelCor's Board of Directors will determine whether and when to declare future distributions (including the accrued but unpaid preferred distributions ) based upon various factors, including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.

Financial Comparison (in millions, except RevPAR, Hotel EBITDA margin and percentage change)

	Year Ended December 31,
	2010	2009	% Change 2010-2009	2008	% Change 2009-2008
RevPAR	$85.58	$82.07	4.3%	$99.44	(17.5)%
Hotel EBITDA(a)	218	206	5.8%	301	(31.6)%
Hotel EBITDA margin(a)	24.0%	23.7%	1.3%	28.5%	(16.8)%
Loss from continuing operations(b)	(218)	(99)	(120.2)%	(61)	(62.3)%

(a)    Hotel EBITDA and Hotel EBITDA margin are non-GAAP financial measures.  A discussion of the use, limitations and importance of these non-GAAP financial measures and detailed reconciliations to the most comparable GAAP measure are found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section “Non-GAAP Financial Measures.”

(b)    The following amounts are included in loss from continuing operations (in millions):

	Year Ended December 31,
	2010	2009	2008
Impairment loss	$(153)	$—	$(61)
Impairment loss on unconsolidated hotels	—	(2)	(13)
Hurricane loss	—	—	(1)
Conversion costs	—	—	(1)
Severance costs	—	(1)	(1)
Debt extinguishment	44	(2)	—
Gain (loss) on sale of assets	—	1	—
Gain on involuntary conversion	—	—	3

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

For the year ended December 31, 2010, we recorded a $262.6 million net loss attributable to common unitholders compared to a $147.5 million loss in 2009. Our 2010 loss included $173.7 million of impairment charges ($152.7 million in continuing operations and $21.1 million in discontinued operations) partially offset by $59.4 million of gains from extinguishment of debt ($44.2 million in continuing operations and $15.2 million in discontinued operations), and a $20.5 million gain related to the sale of our equity interest in an unconsolidated joint venture (included in equity in income from unconsolidated entities). Our 2009 loss included a $3.4 million impairment charge and a $910,000 gain from disposition (both in discontinued operations), as well as a $1.7 million loss from debt extinguishment in continuing operations.

In 2010:

•
Total revenue was $928.3 million, a 6.2% increase compared to 2009. The increase in revenue is attributed principally to a 4.3% increase in same-store RevPAR, which was driven by a 5.8% increase in occupancy partially offset by a 1.5% decrease in ADR. The Fairmont Copley Plaza, which we acquired in August 2010, contributed $16.8 million.

•
Hotel departmental expenses increased $22.6 million (7.3%) compared to 2009, reflecting improved occupancy and $7.8 million of expenses at the Fairmont Copley Plaza. As a percentage of total revenue, hotel departmental expenses increased from 35.6% to 36.0% compared to 2009. Cost reductions implemented during 2009 continued to provide savings throughout 2010, which helped us achieve a reduction in 2010 per occupied room costs compared to 2009. However, decreases in revenue per occupied room (predominately from lower ADR) more than offset the cost reductions. Typically in a lodging recovery occupancy recovers sooner than ADR, so operating expenses increase without the benefit of an increase in ADR.

•
Other property related costs increased $16.0 million, reflecting improved occupancy and $3.9 million of costs from the hotel acquired in August 2010.  As a percentage of total revenue, other property related costs remained essentially unchanged, compared to 2009.

•
Management and franchise fees increased $1.5 million, compared to 2009, due to higher revenues (which serve as the basis for determining such fees) and $505,000 of such fees at the Fairmont Copley Plaza. As a percent of total revenue, management and franchise fees remained essentially unchanged, compared to 2009.

•
Taxes, insurance and lease expenses increased $1.1 million compared to 2009. The Fairmont Copley Plaza added $1.2 million of taxes, insurance and lease expense in 2010, and same-store hotels remained essentially unchanged, compared to 2009. As a percentage of total revenue, taxes, insurance and lease expense improved from 10.3% in 2009 to 9.8%. Favorable resolution of property tax appeals in 2010 and changes in franchise tax filing status combined to offset increases in percentage rent expenses.

•
Corporate expenses increased $6.5 million and increased as a percentage of total revenue from 2.8% to 3.3%.  This increase primarily reflects a temporary change in our long-term compensation program and increased corporate bonus accruals. Because of the impact of the recession on the trading price of FelCor's common stock, FelCor's Board of Directors determined that issuing restricted stock at exceptionally low trading prices would be unduly dilutive to its stockholders.  In lieu of issuing restricted stock, restricted cash with which grantees could (and did) purchase stock, was granted.  Because those grants were subject to payroll tax withholding, amounts withheld were recognized as an expense in the first quarter of 2010, rather than expensed over the normal three-year vesting period.  The increase in bonus expense is attributed to a higher bonus earned, based on the actual performance and the structure of our incentive compensation plan, compared to 2009.

•
Depreciation and amortization expense increased $1.4 million, compared to 2009, primarily attributable to depreciation of $38.9 million and $75.9 million on consolidated hotel capital assets placed in service in 2010 and 2009, respectively.

•
Impairment charge. We recorded a $152.7 million impairment loss (in continuing operations) in 2010 when we decided to sell our interest in 29 hotels (we consolidate the related real estate) and shortened the hold period. Sixteen of these hotels were impaired in light of the reduced estimated hold periods.

•
Net interest expense increased $38.7 million compared to 2009, largely attributable to our Senior Notes, which were issued in October 2009. These notes bear interest at a higher rate than the notes they refinanced.

•
Debt extinguishment. We repaid $177 million of secured debt for $130 million and recorded a corresponding $46.1 million gain on extinguishment of debt. This gain was partially offset by losses from retirement of $40.3 million of our senior notes due June 2011. In 2009, we retired $428 million of senior notes maturing in 2011 and terminated our line of credit. We incurred a $1.7 million charge associated with these transactions.

•
Equity in income of unconsolidated entities was $16.9 million compared to a $4.8 million loss in 2009. In 2010, we had $20.5 million gain from the sale of our interest in an unconsolidated entity (which owned the Sheraton Premier hotel in Tysons Corner, Virginia).

•
Discontinued operations primarily reflects a $21.1 million impairment charge and $15.2 million gain from debt extinguishment related to two hotels transferred to lenders in full satisfaction of the related debt in 2010.   Discontinued operations in 2009 primarily consisted of: (i) a $1.8 million adjustment to gains on sale (resulting from a change in the federal tax law that allowed recovery of previously paid alternative minimum taxes on gains from hotel sales in 2006 and 2007); (ii) the following items related to two hotels sold in December 2009: a $3.4 million impairment loss and a $911,000 loss on sale (primarily related to selling costs), and (iii) $7.5 million of 2009 operating losses and interest expense related to hotels placed in discontinued operations in 2010 and 2009.

Comparison of the Years Ended December 31, 2009 and 2008

For the year ended December 31, 2009, we recorded a $147.5 million net loss attributable to common unitholders compared to a $160.4 million net loss in 2008. Our 2009 loss included $5.5 million of impairment charges ($3.4 million in discontinued operations and $2.1 million in equity in income of unconsolidated subsidiaries) and a $910,000 gain from disposition (in discontinued operations). In 2009, we also recorded losses from debt extinguishment in continuing operations ($1.7 million). Our 2008 loss included a $120.6 million impairment charge ($60.8 million in continuing operations, $47.1 million in discontinued operations and $12.7 million related to equity method investments), $11.1 million in accrued liquidated damages (in discontinued operations), and hurricane-related expenses of $1.7 million ($1.0 million in continuing operations and $717,000 in discontinued operations). These 2008 charges were partially offset by a $3.1 million gain in continuing operations related to involuntary conversions (associated with the final settlement of 2005 hurricane claims), as well as a $1.2 million adjustment to gains in discontinued operations (associated with 2007 hotel sales).

In 2009:

•
Total revenue was $874.4 million, a 17.5% decrease compared to 2008. The decrease in revenue is attributed principally to a 17.5% decrease in RevPAR, which was driven by a 7.2% decrease in occupancy and an 11.1% decrease in ADR.

•
Hotel departmental expenses decreased $43.4 million (12.2%), compared to 2008. This expense reduction reflects: (i) the 7.2% decrease in occupancy; (ii) a $23.6 million decrease in labor costs, which included permanent reductions in hotel employees; (iii) reduced non-critical room expenses, such as guest transportation, in-room amenities, bath linen quantities, and newspaper service; and (iv) menu modifications and reduced food costs in banquet and restaurant outlets. As a percentage of total revenue, hotel departmental expenses increased from 33.5% to 35.6% compared to 2008. While we made significant reductions in our departmental expenses, they were not sufficient to completely offset the decrease in revenue.

•
Other property related costs decreased $34.0 million (12.0%), compared to 2008. The expense reduction consisted of: (i) a $11.6 million decrease in labor costs; (ii) a $9.7 million decrease in marketing assessments, credit card commissions and frequent guest expense (all of which reflect the decrease in revenue); (iii) a $3.1 million decrease in repairs and maintenance, partially attributed to our recently completed renovation program; (iv) reductions in other non-critical expenses; and (v) improved energy efficiency. As a percentage of total revenue, other property related costs increased from 26.7% to 28.5% compared to 2008. While we made significant reductions in our other property related costs, they were not sufficient to completely offset the decrease in revenue.

•
Management and franchise fees decreased $12.1 million compared to 2008, reflecting the decrease in revenue. As a percent of total revenue, franchise fees and base management fees remained essentially unchanged from 2008 to 2009 (these fees are based on a percentage of revenue). Incentive management fees, which are based on the profitability of the hotels, decreased $4.0 million.

•
Taxes, insurance and lease expenses decreased $12.5 million compared to 2008. This decrease relates primarily to: (i) a $12.1 million decrease in hotel percentage lease expense, attributed to decreased revenue at our consolidated hotel lessees; (ii) a $1.1 million decrease in property and general liability insurance, attributed to improved insurance rates and liability claims experience; and (iii) a $2.0 million decrease in land leases, attributed to decreases in percentage rent based on revenue. This was partially offset by a $2.7 million increase in real estate and other taxes, largely attributed to favorable resolutions of property tax appeals in 2008. As a percentage of total revenue, taxes, insurance and lease expense increased from 9.7% in 2008 to 10.3%.

•
Corporate expenses increased $3.5 million compared to 2008. The increase in corporate expenses is attributed to bonuses awarded in recognition of the accomplishment of corporate goals including: successful restructuring of our debt in the face of the dysfunctional debt market and ongoing recession in 2009 and our portfolio's relative performance, compared to our peers, from our efforts to improve market share and limit the effect of reduced revenue on Hotel EBITDA.

•
Depreciation and amortization expense increased $9.7 million, compared to 2008, primarily attributable to depreciation of $75.9 million and $142.9 million of consolidated hotel capital assets placed in service in 2009 and 2008, respectively.

•
Impairment charge. In 2008, we identified six hotels as candidates to be sold (these hotels were held for investment at December 31, 2009), and tested these hotels for impairment using undiscounted estimated cash flows over a shortened estimated remaining hold period. Of the hotels tested, four hotels failed the test, and as a result, we recorded impairment charges of $22.3 million. In addition, because of triggering events in 2008 related to changes in the capital markets, dropping travel demand and the combined effect on FelCor's stock price, we tested all of our hotels to determine if further assessment for potential impairment was required. We had one hotel with a short-term ground lease fail this test. We determined that the book value of this hotel was not fully recoverable, and as such, recorded a $38.5 million impairment charge.

•	Net interest expense increased $6.8 million compared to 2008. This increase is primarily attributable to the issuance of our Senior Notes, which were issued in October 2009.

•	Debt extinguishment. In 2009, we retired $428 million of senior notes due June 2011 and terminated our line of credit. We incurred a $1.7 million charge associated with these transactions.

•
Equity in loss of unconsolidated entities was $4.8 million compared to a $10.9 million loss in 2008. We recorded $2.1 million and $12.7 million of impairment charges on our equity method investments in 2009 and 2008, respectively. The remainder of the change is attributed to current year operating losses from decreased revenue at our unconsolidated hotels.

•
Discontinued operations primarily consisted of: (i) a $1.8 million adjustment to gains on sale (resulting from a change in the federal tax law that allowed recovery of previously paid alternative minimum taxes on gains from hotel sales in 2006 and 2007); (ii) the following items related to two hotels sold in December 2009: a $3.4 million impairment loss, a $911,000 loss on sale (primarily related to selling costs), and (iii) $7.5 million of 2009 operating losses and interest expense related to hotels placed in discontinued operations in 2010 and 2009. Discontinued operations in 2008 primarily consisted of: (i) a $1.2 million adjustment to gain on sales from revision of the tax liability associated with gains from hotel sales in 2006 and 2007; (ii) the following items related to two hotels sold in December 2009: a $47.1 million impairment loss, an $11.1 million liquidated damage charge and $717,000 of hurricane losses; and (iii) $13.3 million of 2008 operating losses and interest expense related to hotels placed in discontinued operations in 2010 and 2009.

Non-GAAP Financial Measures

We refer in this Annual Report to certain “non-GAAP financial measures.”  These measures, including FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with generally accepted accounting principles, or GAAP.  The following tables reconcile these non-GAAP measures to the most comparable GAAP financial measure.  Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and of the limitations upon such measures.

The following tables detail our computation of FFO and Adjusted FFO (in thousands, except for per unit data):
Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per unit data)

	Year Ended December 31,
	2010			2009			2008
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net loss	$(225,837)			$(109,091)			$(120,487)
Noncontrolling interests	1,915			297			(1,191)
Preferred distributions	(38,713)			(38,713)			(38,713)
Net loss attributable to FelCor LP common unitholders	(262,635)			(147,507)			(160,391)
Less: Dividends declared on FelCor's unvested restricted stock	—			—			(1,041)
Numerator for basic and diluted loss attributable to common unitholders	(262,635)	80,905	(3.25)	(147,507)	63,410	(2.33)	(161,432)	63,178	(2.56)
Depreciation and amortization	145,536	—	1.80	144,152	—	2.27	134,409	—	2.13
Depreciation, discontinued operations and unconsolidated entities	16,690	—	0.21	20,497	—	0.32	21,422	—	0.34
Gain on involuntary conversion	—	—	—	—	—	—	(3,095)	—	(0.05)
Gain on sale of hotels	—	—	—	(910)	—	(0.01)	(1,193)	—	(0.02)
Gain on sale of unconsolidated entities	(21,103)	—	(0.26)	—	—	—	—	—	—
Dividends declared on FelCor's unvested restricted stock	—	—	—	—	—	—	1,041	—	0.02
FelCor's unvested restricted stock	—	—	—	—	331	—	—	—	—
FFO	(121,512)	80,905	(1.50)	16,232	63,741	0.25	(8,848)	63,178	(0.14)
Impairment loss	152,654	—	1.89	—	—	—	60,822	—	0.96
Impairment loss, discontinued operations and unconsolidated entities	20,322	—	0.25	5,516	—	0.08	59,837	—	0.94
Acquisition costs	449	—	0.01	—	—	—	—	—	—
Extinguishment of debt	(59,465)	—	(0.74)	1,721	—	0.03	—	—	—
Hurricane loss	—	—	—	—	—	—	952	—	0.02
Hurricane loss, discontinued operations and unconsolidated entities	—	—	—	—	—	—	767	—	0.01
Conversion costs	—	—	—	447	—	0.01	507	—	0.01
Severance costs	—	—	—	612	—	0.01	850	—	0.01
Liquidated damages, discontinued operations	—	—	—	—	—	—	11,060	—	0.18
Lease termination costs	—	—	—	469	—	0.01	—	—	—
FelCor's unvested restricted stock	—	—	—	—	—	—	—	98	—
Adjusted FFO	$(7,552)	80,905	$(0.09)	$24,997	63,741	$0.39	$125,947	63,276	$1.99

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per unit data)

	Year Ended December 31,
	2007			2006
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net income	$89,824			$50,256
Noncontrolling interests	309			1,068
Preferred distributions	(38,713)			(38,713)
Net income attributable to FelCor LP common unitholders	51,420			12,611
Less: Dividends declared on FelCor's unvested restricted stock	(1,011)			(612)
Numerator for basic and diluted loss attributable to common unitholders	50,409	62,954	0.80	11,999	62,598	0.19
Depreciation and amortization	103,932	—	1.65	88,641	—	1.42
Depreciation, discontinued operations and unconsolidated entities	18,890	—	0.30	32,849	—	0.52
Gain on sale of hotels	(27,330)	—	(0.43)	(40,650)	—	(0.65)
Gain on sale of unconsolidated entities	(10,993)	—	(0.18)	—	—	—
Dividends declared on FelCor's unvested restricted stock	1,011	—	0.02	612	—	0.01
FelCor's unvested restricted stock	—	297	(0.01)	—	327	—
FFO	135,919	63,251	2.15	93,451	62,925	1.49
Impairment loss, discontinued operations and unconsolidated entities	—	—	—	15,547	—	0.24
Extinguishment of debt	811	—	0.01	17,472	—	0.28
Conversion costs	491	—	0.01	—	—	—
Abandoned projects	22	—	—	112	—	—
Gain on swap termination	—	—	—	(1,715)	—	(0.03)
Adjusted FFO	$137,243	63,251	$2.17	$124,867	62,925	$1.98

The following table details our computation of EBITDA, Adjusted EBITDA, and Hotel EBITDA (in thousands):
Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, and Hotel EBITDA
(in thousands)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net income (loss)	$(225,837)	$(109,091)	$(120,487)	$89,824	$50,256
Depreciation and amortization	145,536	144,152	134,409	103,932	88,641
Depreciation, discontinued operations and unconsolidated entities	16,690	20,497	21,422	18,890	32,849
Interest expense	141,876	103,458	97,484	95,923	111,857
Interest expense, discontinued operations and unconsolidated entities	7,633	6,603	9,164	8,993	10,709
Amortization of stock compensation	7,445	5,165	4,451	4,255	5,080
Noncontrolling interests	1,915	297	(1,191)	309	1,068
EBITDA	95,258	171,081	145,252	322,126	300,460
Impairment loss	152,654	—	60,822	—	—
Impairment loss, discontinued operations and unconsolidated entities	20,322	5,516	59,837	—	15,547
Hurricane loss	—	—	952	—
Hurricane loss, discontinued operations and unconsolidated entities	—	—	767	—	—
Extinguishment of debt	(59,465)	1,721	—	811	17,472
Conversion costs	—	447	507	491	—
Acquisition costs	449	—	—	—	—
Severance costs	—	612	850	—	—
Liquidated damages, discontinued operations	—	—	11,060	—	—
Lease termination costs	—	469	—	—	—
Abandoned projects	—	—	—	22	112
Gain on swap termination	—	—	—	—	(1,715)
Gain on sale of hotels	—	(910)	(1,193)	(27,330)	(40,650)
Gain on involuntary conversion	—	—	(3,095)	—	—
Gain on sale of unconsolidated entities	(21,103)	—	—	(10,993)	—
Adjusted EBITDA	188,115	178,936	275,759	285,127	291,226
Other revenue	(3,174)	(2,843)	(2,983)	(3,089)	(79)
Adjusted EBITDA from acquired hotels	(3,416)	—	—	14,400	13,147
Equity in income from unconsolidated subsidiaries (excluding interest, depreciation and impairment expense)	(16,283)	(14,829)	(21,144)	(24,309)	(26,351)
Noncontrolling interests (excluding interest, depreciation and severance)	2,150	2,305	3,648	311	(357)
Consolidated hotel lease expense	36,327	34,187	46,264	51,197	50,682
Unconsolidated taxes, insurance and lease expense	(6,630)	(7,092)	(7,093)	(6,327)	(5,380)
Interest income	(363)	(693)	(1,562)	(6,331)	(3,941)
Other expenses (excluding conversion costs, severance costs and lease termination costs)	2,831	2,566	3,417	2,312	—
Corporate expenses (excluding amortization expense of stock compensation)	23,302	19,051	16,247	16,463	18,228
Gain on sale of asset	—	(723)	—	—	92
Gain on sale of condominiums	—	—	—	(18,622)	—
Adjusted EBITDA from disposed hotels	(5,075)	(4,656)	(11,398)	(21,965)	(49,661)
Hotel EBITDA	$217,784	$206,209	$301,155	$289,167	$287,606

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of total operating expenses to hotel operating expenses with respect to 80 of our Consolidated Hotels (excludes the Fairmont Copley Plaza acquired in August 2010) at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Total revenue	$928,311	$874,395	$1,059,394
Other revenue	(3,174)	(2,843)	(2,983)
Hotel operating revenue	925,137	871,552	1,056,411
Acquired hotel revenue(a)	(16,839)	—	—
Same-store hotel operating revenue	908,298	871,552	1,056,411
Same-store hotel operating expenses	(690,514)	(665,343)	(755,256)
Hotel EBITDA	$217,784	$206,209	$301,155
Hotel EBITDA margin(b)	24.0%	23.7%	28.5%

(a)    We have excluded amounts from the Fairmont Copley Plaza acquired in August 2010 for same-store comparison purposes.
(b)    Hotel EBITDA as a percentage of hotel revenue.

Reconciliation of Total Operating Expenses to Hotel Operating Expenses
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Total operating expenses	$1,065,851	$864,875	$1,016,143
Unconsolidated taxes, insurance and lease expense	6,630	7,092	7,093
Consolidated hotel lease expense	(36,327)	(34,187)	(46,264)
Corporate expenses	(30,747)	(24,216)	(20,698)
Depreciation and amortization	(145,536)	(144,152)	(134,409)
Impairment loss	(152,654)	—	(60,822)
Other expenses	(3,280)	(4,069)	(5,787)
Acquired hotel expenses(a)	(13,423)	—	—
Hotel operating expenses	$690,514	$665,343	$755,256

(a)    We have excluded amounts from the Fairmont Copley Plaza acquired in August 2010 for same-store comparison purposes.

The following table reconciles the ratio of operating income (loss) to total revenue to Hotel EBITDA margin.

Reconciliation of Ratio of Operating Income (Loss) to Total Revenues to Hotel EBITDA Margin

	Year Ended December 31,
	2010	2009	2008
Ratio of operating income (loss) to total revenues	(14.8)%	1.1%	4.1%
Other revenue	(0.3)	(0.3)	(0.3)
Acquired hotel revenue(a)	(2.2)	—	—
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.8)	(0.7)
Consolidated lease expense	4.0	3.9	4.4
Other expenses	0.4	0.5	0.6
Corporate expenses	3.4	2.8	2.0
Depreciation and amortization	16.0	16.5	12.7
Impairment loss	16.7	—	5.7
Acquired hotel expenses(a)	1.5	—	—
Hotel EBITDA margin	24.0%	23.7%	28.5%

(a)    We have excluded amounts from the Fairmont Copley Plaza acquired in August 2010 for same-store comparison purposes.

Substantially all of our non-current assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company's operations. These supplemental measures are not measures of operating performance under GAAP. However, we consider these non-GAAP measures to be supplemental measures of a hotel REIT's performance and should be considered along with, but not as an alternative to, net income (loss) attributable to FelCor as a measure of our operating performance.

FFO and EBITDA

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), defines FFO as net income or loss attributable to parent (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO in accordance with standards established by NAREIT. This may not be comparable to FFO reported by REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

EBITDA is a commonly used measure of performance in many industries. We define EBITDA as net income or loss attributable to parent (computed in accordance with GAAP) plus interest expenses, income taxes, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect EBITDA on the same basis.

Adjustments to FFO and EBITDA

We adjust FFO and EBITDA when evaluating our performance because management believes that the exclusion of certain additional items, including but not limited to those described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO, and Adjusted EBITDA when combined with GAAP net income attributable to FelCor, EBITDA and FFO, is beneficial to an investor's better understanding of our operating performance.

•    Gains and losses related to extinguishment of debt and interest rate swaps - We exclude gains and losses related to extinguishment of debt and interest rate swaps from FFO and EBITDA because we believe that it is not indicative of ongoing operating performance of our hotel assets. This also represents an acceleration of interest expense or a reduction of interest expense, and interest expense is excluded from EBITDA.

•    Impairment losses - We exclude the effect of impairment losses and gains or losses on disposition of assets in computing Adjusted FFO and Adjusted EBITDA because we believe that including these is not consistent with reflecting the ongoing performance of our remaining assets. Additionally, we believe that impairment charges and gains or losses on disposition of assets represent accelerated depreciation, or excess depreciation, and depreciation is excluded from FFO by the NAREIT definition and from EBITDA.

•    Cumulative effect of a change in accounting principle - Infrequently, the Financial Accounting Standards Board promulgates new accounting standards that require the consolidated statements of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments in computing Adjusted FFO and Adjusted EBITDA because they do not reflect our actual performance for that period.

In addition, to derive Adjusted EBITDA we exclude gains or losses on the sale of depreciable assets because we believe that including them in EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. Additionally, the gain or loss on sale of depreciable assets represents either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA.
Hotel EBITDA and Hotel EBITDA Margin
Hotel EBITDA and Hotel EBITDA margin are commonly used measures of performance in the hotel industry and give investors a more complete understanding of the operating results over which our individual hotels and brand/managers have direct control.  We believe that Hotel EBITDA and Hotel EBITDA margin are useful to investors by providing greater transparency with respect to two significant measures that we use in our financial and operational decision-making.  Additionally, using these measures facilitates comparisons with hotel REITs and hotel owners.  We present Hotel EBITDA and Hotel EBITDA margin by eliminating all revenues and expenses from continuing operations not directly associated with hotel operations, including corporate-level expenses, depreciation and amortization, and expenses related to our capital structure.  We eliminate corporate-level costs and expenses because we believe property-level results provide investors with supplemental information into the ongoing operational performance of our hotels and the effectiveness of management on a property-level basis.  We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, we do not believe that these non-cash expenses, which are based on historical cost accounting for real estate assets, and implicitly assume that the value of real estate assets diminishes predictably over time, accurately reflect an adjustment in the value of our assets.  We also eliminate consolidated percentage rent paid to unconsolidated entities, which is effectively eliminated by noncontrolling interests and equity in income from unconsolidated subsidiaries, and include the cost of unconsolidated taxes, insurance and lease expense, to reflect the entire operating costs applicable to our Consolidated Hotels.  Hotel EBITDA and Hotel EBITDA margins are presented on a same-store basis and exclude the historical results of operations from the Fairmont Copley Plaza acquired in August 2010.

Use and Limitations of Non-GAAP Measures
FelCor's management and Board of Directors use FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Hotel EBITDA and Hotel EBITDA margin to evaluate the performance of our hotels and to facilitate comparisons between us and lodging REITs, hotel owners who are not REITs and other capital intensive companies.  We use Hotel EBITDA and Hotel EBITDA margin in evaluating hotel-level performance and the operating efficiency of our hotel managers.
The use of these non-GAAP financial measures has certain limitations.  These non-GAAP financial measures as presented by us, may not be comparable to non-GAAP financial measures as calculated by other real estate companies.  These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures.  FelCor's management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance.  Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.
These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP.  They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP.  These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure.  We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2010, we generated $58.8 million of cash provided by operating activities, (primarily from hotel operations) a $14.1 million decline, compared to 2009.  This decline primarily reflects an increase in interest paid.  At December 31, 2010, we had $201.0 million of cash, including approximately $41.6 million held under management agreements to meet working capital needs.

Travel demand began to improve in late 2009 following the deep recession, which resulted in improved occupancy through 2010. We began experiencing sustained improvement in ADR in the third and fourth quarters as we re-mixed our customer mix.  We expect continued growth in ADR and RevPAR in 2011. We expect our 2011 RevPAR will increase from 6 to 8% compared to 2010, which assumes continued occupancy and ADR growth.  We expect $64 to $76 million of 2011 cash from operating activities.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues.  Some of these operating expenses are difficult to predict and control, which lends volatility to our operating results.  We have implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency.  If RevPAR decreases, or fails to grow in line with or better than occupancy, and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities

During the year ended December 31, 2010, cash used in investing activities increased $72.5 million, compared to 2009, due primarily to our $98.5 million purchase of the Fairmont Copley Plaza, which was partially offset by lower spending on hotel capital expenditures.  We made extensive capital investments in our hotels from 2006 to 2008, as a part of a comprehensive renovation program.  As a result, we were able to limit capital spending significantly in 2009 and 2010.  In 2010, we completed approximately $38.9 million of capital improvements at our hotels. We also repaid our share of a joint venture's mortgage debt for $23 million and subsequently sold our interest in the venture receiving $42.3 million. As part of our long-term capital plan, we anticipate renovating between six and eight core hotels each year. In 2011, we will start renovations at six hotels, in addition to a redevelopment project at the Fairmont Copley Plaza that will refresh the property and implement various value-enhancing initiatives. We expect to spend approximately $45 million in non-discretionary capital and $35 to $40 million in discretionary renovation and redevelopment capital in 2011 (including more than $20 million at the Fairmont Copley Plaza), which payments will be funded from operating cash flow and cash on hand.

Financing Activities

For the year ended December 31, 2010, cash provided by financing activities decreased by $188.1 million compared to 2009, due primarily to 2009 borrowings (our since-terminated line of credit and our new Senior Notes not used to retire debt) and the 2010 payment of $130 million to retire $177 million of debt, this was partially offset by proceeds from FelCor's June 2010 public common stock offering.  We expect to pay approximately $12 million in normally occurring principal payments, $46 million to retire maturing senior notes and $39 million in preferred dividends in 2011, which payments will be funded from operating cash flow and cash on hand. We expect to refinance or extend the remaining debt maturing in 2011.

In January 2011, we reinstated our current quarterly preferred distributions and paid current quarterly preferred distributions of $9.7 million. We cannot pay any common distributions unless and until all accrued and current preferred distributions are paid.   FelCor's Board of Directors will determine whether and when to declare future distributions (including the accrued but unpaid preferred distributions) based upon various factors, including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.

FelCor's Common Stock Offering.  In June 2010, FelCor completed a public offering of 31,625,000 shares of its common stock at $5.50 per share.  The net proceeds from the offering, after underwriting discounts, were approximately $166 million.  FelCor contributed the net proceeds from this offering to us in exchange for a like number of units. We used these proceeds, together with cash on hand, to repay $177 million of secured debt for $130 million and for our $98.5 million acquisition of the Fairmont Copley Plaza.

Secured Debt.  At December 31, 2010, we had a total of $1.5 billion of consolidated secured debt with 61 encumbered consolidated hotels (including 14 hotels that are collateral for our senior secured notes) having a $1.6 billion aggregate net book value.

In November 2010, we incurred $29 million of new debt, secured by two hotels. The loan bears interest at LIBOR (subject to a 1% floor) plus 4.25% and is scheduled to mature in November 2011, with a one year extension option that is exercisable subject to certain conditions.

In June 2010, we repaid $177 million of secured debt scheduled to mature in 2012 for $130 million, plus accrued interest, representing a 27% discount to the principal balance.  This allowed us to reduce our leverage substantially and unencumbered two hotels.

In May 2010, we obtained a new $212 million loan, secured by nine hotels that matures in 2015. This loan bears interest at LIBOR (subject to a 3% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and scheduled to mature in May 2010.  The terms and interest rate of this new financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels in the process.  In February 2010, we extended the maturity of a loan secured by one hotel from May 2010 to May 2013.

Two loans (totaling $32 million) matured in May 2010.  The cash flows for the hotels that secured those loans did not cover debt service, and we stopped funding the shortfalls in December 2009.  We were unable to negotiate an acceptable debt modification or reduction that favored our unitholders, and we transferred these hotels to the lenders in full satisfaction of the related debt.

Except in the case of our Senior Notes, our mortgage debt is generally recourse solely to the specific hotels securing the debt except in case of fraud, misapplication of funds and certain other limited recourse carve-out provisions, which could extend recourse to us.  Much of our secured debt allows us to substitute collateral under certain conditions and is prepayable, subject to various prepayment, yield maintenance or defeasance obligations.

Much of our secured debt includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met.  With the exception of one hotel, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

Senior Notes.  Our Senior Notes require that we satisfy total leverage, secured leverage and interest coverage thresholds in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor's REIT qualification test; (iii) repurchase FelCor's capital stock; or (iv) merge.  At December 31, 2010, we exceeded the relevant minimum thresholds. These notes are guaranteed by us, and payment of those obligations is secured by a pledge of FelCor's limited partnership interest in us, a combination of first lien mortgages and related security interests and/or negative pledges on up to 14 hotels, and pledges of equity interests in certain of our subsidiaries.  In connection with issuing our Senior Notes in 2009, we amended the indenture governing our senior notes maturing in 2011 to eliminate substantially all of the restrictive covenants, guarantees, collateral and certain events of default provisions.

In 2010 we retired an additional $40.3 million of our senior notes that mature and will be repaid in June (of which $46.3 million now remain outstanding).

Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $639.2 million and $427.2 million at December 31, 2010 and 2009, respectively.  These interest rate caps were not designated as hedges and had insignificant fair values at both December 31, 2010 and 2009, resulting in no significant net earnings impact.

Consolidated debt consisted of the following (in thousands):

	Encumbered Hotels	Interest Rate (%)			December 31,
				Maturity Date	2010	December 31, 2009
Mortgage debt
Mortgage debt	12 hotels	L + 0.93	(a)	November 2011	$250,000	$250,000
Mortgage debt	9 hotels	L + 5.10	(b)	April 2015	212,000	—
Mortgage debt	9 hotels	L + 3.50	(c)	August 2011 (d)	198,300	200,425
Mortgage debt	7 hotels	9.02		April 2014	113,220	117,422
Mortgage debt(e)	5 hotels	6.66		June - August 2014	69,206	70,917
Mortgage debt	2 hotels	L + 4.25		November 2011(f)	29,000	—
Mortgage debt	1 hotel	8.77		May 2013	27,770	27,829
Mortgage debt	1 hotel	5.81		July 2016	11,321	11,741
Mortgage debt	1 hotel	6.15		June 2011	7,800	9,228
Other	—	4.25		May 2011	524	354
Senior notes
Senior secured notes(g)	14 hotels	10.00		October 2014	582,821	572,500
Senior notes	—	9.00		June 2011	46,347	86,604
Retired debt	—	—		—	—	426,294
Total	61 hotels				$1,548,309	$1,773,314

(a)	We purchased an interest rate cap that caps LIBOR at 7.8% and expires November 2011 for a $250 million notional amount.

(b)	LIBOR for this loan is subject to a 3% floor. We purchased an interest rate cap that caps LIBOR at 5.0% and expires May 2012 for a $212 million notional amount.

(c)	LIBOR for this loan is subject to a 2% floor.

(d)	This loan can be extended for as many as two years (to 2013), subject to satisfying certain conditions.

(e)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(f)	This loan can be extended for one year, subject to satisfying certain conditions.

(g)	These notes have $636 million in aggregate principal outstanding and were sold at a discount that provides a 12.875% yield to maturity before transaction costs.

Contractual Obligations

We have obligations and commitments to make certain future payments under debt agreements and various contracts.  The following schedule details these obligations at December 31, 2010 (in thousands):

	Total	Less Than 1 Year		1 – 3 Years	4 – 5 Years	After 5 Years
Debt(a)	$1,986,851	$650,450	(b)	$234,071	$1,093,261	$9,069
Operating leases	343,424	26,992		30,132	11,687	274,613
Purchase obligations	62,627	62,627		—	—	—
IHG liquidated damages(c)	8,526	8,526		—	—	—
Total contractual obligations	$2,401,428	$748,595		$264,203	$1,104,948	$283,682

(a)    Our long-term debt consists of both secured and unsecured debt and includes both principal and interest.  Interest expense for variable rate debt was calculated using the interest rate at December 31, 2010.
(b)    Included in this number is debt of $198.3 million that can be extended for as many as two years (to 2013), and $29.0 million that can be extended to 2012, both subject to satisfying certain conditions.
(c)    These liquidated damages were paid in January 2011.

Off-Balance Sheet Arrangements

At December 31, 2010, we had unconsolidated 50% investments in ventures that own an aggregate of 13 hotels (referred to as hotel joint ventures).  We own more than 50% of the operating lessees operating 12 of these hotels and one hotel is operated without a lease.  We also owned a 50% interest in entities that provide condominium management services and develop condominiums in Myrtle Beach, South Carolina.  None of FelCor's directors, officers or employees owns any interest in any of these joint ventures or entities.  The hotel joint ventures had $154.6 million of non-recourse mortgage debt relating to these 13 hotels, of which our pro rata portion was $77.3 million, none of which is reflected as a liability on our consolidated balance sheet.  Our liabilities with regard to non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guarantees of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in income (loss) of unconsolidated entities of $16.9 million (includes $21.1 million of gains from sale); $(4.8 million); and $(10.9 million) (includes $12.7 million of impairment losses) for the years ended December 31, 2010, 2009 and 2008, respectively, and received distributions of $48.3 million (of which $2.2 million was provided from operations), $9.0 million (of which $2.8 million was provided from operations), and $27.8 million (of which $3.0 million was provided from operations), for the years 2010, 2009 and 2008, respectively.  The principal source of income for our hotel joint ventures is percentage lease revenue from their operating lessees.

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

•    We record an impairment charge when we believe that an investment in one or more of our hotels held for investment has been impaired, such that future undiscounted cash flows would not recover the book basis, or net book value, of the investment.  We test for impairment when certain events occur, including one or more of the following:  projected cash flows are significantly less than recent historical cash flows; significant changes in legal factors or actions by a regulator that could affect the value of our hotels; events that could cause changes or uncertainty in travel patterns; and a current expectation that, more likely than not, a hotel will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  In the evaluation of impairment of our hotels, and in establishing impairment charges, we made many assumptions and estimates on a hotel by hotel basis, which included the following:

◦	Annual cash flow growth rates for revenues and expenses;
◦    Holding periods;

◦	Expected remaining useful lives of assets;

◦	Estimates in fair values taking into consideration future cash flows, capitalization rates, discount rates and comparable selling prices; and

◦	Future capital expenditures.

•
We record an impairment charge when one or more of our investments in unconsolidated subsidiaries experiences an other-than-temporary decline in fair value.  Any decline in fair value that is not expected to be recovered in the next 12 months is considered other-than-temporary.  We record an impairment in our equity-based investments as a reduction in the carrying value of the investment.  Our estimates of fair values are based on future cash flow estimates, capitalization rates, discount rates and comparable selling prices.

Changes in these estimates, future adverse changes in market conditions or poor operating results of underlying hotels could result in an inability to recover the carrying value of our hotels or investments in unconsolidated entities, thereby requiring future impairment charges.

•
We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs related to hotels undergoing major renovations and redevelopments.  Such costs capitalized in 2010, 2009 and 2008 were $5.8 million, $5.9 million and $6.8 million, respectively.  We make estimates with regard to when components of the renovated asset or redevelopment project are taken out of service or placed in service when determining the appropriate amount and time to capitalize these costs.  If these estimates are inaccurate, we could capitalize too much or too little with regard to a particular project.

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

•
Investments in hotel properties are based on purchase price and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value.  Any remaining unallocated purchase price, if any, is treated as goodwill.  Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations prepared by management and/or independent third parties.  Identifiable intangible assets (typically contracts including ground and retail leases and management and franchise agreements) are recorded at fair value, although no value is generally allocated to contracts which are at market terms.  Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract.  Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.  In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources such as those obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

•
We make estimates with respect to contingent liabilities for losses covered by insurance.  We record liabilities for self-insured losses under our insurance programs when it becomes probable that an asset has been impaired or a liability has been incurred at the date of our financial statements and the amount of the loss can be reasonably estimated.  We are self-insured for the first $250,000, per occurrence, of our general liability claims with regard to 54 of our hotels.  We review the adequacy of our reserves for our self-insured claims on a regular basis.  Our reserves are intended to cover the estimated ultimate uninsured liability for losses with respect to reported and unreported claims incurred at the end of each accounting period.  These reserves represent estimates at a given date, generally utilizing projections based on claims, historical settlement of claims and estimates of future costs to settle claims.  Estimates are also required since there may be delays in reporting.  Because establishment of insurance reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient.  If our insurance reserves of $3.5 million, at December 31, 2010, for general liability losses are insufficient, we will record an additional expense in future periods.  Property and catastrophic losses are event-driven losses and, as such, until a loss occurs and the amount of loss can be reasonably estimated, no liability is recorded.  We recorded no contingent liabilities with regard to property or catastrophic losses at December 31, 2010.

•	Our Taxable REIT Subsidiaries, or TRSs, have cumulative potential future tax deductions totaling
$341.8 million.  The deferred income tax asset associated with these potential future tax deductions was $129.9 million.  We recorded a 100% valuation allowance related to our TRSs net deferred tax asset, because of the uncertainty of realizing the asset’s benefit.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase operating income in the period such determination was made.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2010, approximately 55% of our consolidated debt had fixed interest rates.  In some cases, market rates of interest are below the rates we are obligated to pay on our fixed-rate debt.

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

December 31, 2010
	Expected Maturity Date
	2011		2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$60,191		$4,561	$32,708	$804,842	$563	$8,813	$911,678	$1,001,102
Average interest rate	8.54%		7.68%	8.61%	9.61%	5.81%	5.81%	9.45%
Floating rate:
Debt	478,966	(b)	1,832	1,986	2,153	204,887	—	689,824	676,725
Average interest rate(a)	3.36%		8.10%	8.10%	8.16%	8.16%	—	4.83%
Total debt	$539,157		$6,393	$34,694	$806,995	$205,450	$8,813	$1,601,502
Average interest rate	3.94%		7.80%	8.58%	9.60%	8.16%	5.81%	7.46%
Net discount								(53,193)
Total debt								$1,548,309

(a)    The average floating rate represents the implied forward rates in the yield curve at December 31, 2010.
(b)     Included in this number is debt of $198.3 million that can be extended for as many as two years (to 2013), and $29.0 million that can be extended to 2012, both subject to satisfying certain conditions.

December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities	(dollars in thousands)
Fixed rate:
Debt	$251,840	$105,955	$4,539	$32,742	$805,126	$9,376	$1,209,578	$1,207,728
Average interest rate	8.69%	8.62%	7.67%	8.61%	9.61%	5.81%	9.27%
Floating rate:
Debt	1,978	448,800	177,225	—	—	—	628,003	541,773
Average interest rate(a)	5.28%	4.01%	4.91%	—	—	—	4.27%
Total debt	$253,818	$554,755	$181,764	$32,742	$805,126	$9,376	$1,837,581
Average interest rate	8.66%	4.89%	4.98%	8.61%	9.61%	5.81%	7.56%
Net discount							(64,267)
Total debt							$1,773,314

(a)    The average floating rate represents the implied forward rates in the yield curve at December 31, 2009.

We had no interest rate swap agreements at December 31, 2010 or 2009.

Item 8.     Financial Statements and Supplementary Data

FELCOR LODGING LIMITED PARTNERSHIP

Integrated Audit Opinion
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
FelCor Lodging Trust Incorporated
February 24, 2011
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows present fairly, in all material respects, the financial position of FelCor Lodging Limited Partnership and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting (not presented herein) appearing under Item 9A of FelCor Lodging Trust Incorporated's 2010 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

PricewaterhouseCoopers LLP, 2001 Ross Avenue, Suite 1800, Dallas, Texas 75201-2997
T: (214) 999 1400, F: (214) 754 7991, www.pwc.com/us

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 24, 2011

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(in thousands)

	2010	December 31, 2009
Assets
Investment in hotels, net of accumulated depreciation of $982,564 and $916,604 at December 31, 2010 and 2009, respectively	$1,985,779	$2,180,394
Investment in unconsolidated entities	75,920	82,040
Cash and cash equivalents	200,972	263,531
Restricted cash	16,702	18,708
Accounts receivable, net of allowance for doubtful accounts of $696 and $406 at December 31, 2010 and 2009, respectively	27,851	28,678
Deferred expenses, net of accumulated amortization of $17,892 and $14,502 at December 31, 2010 and 2009, respectively	19,940	19,977
Other assets	32,271	32,666
Total assets	$2,359,435	$2,625,994
Liabilities and Partners' Capital
Debt, net of discount of $53,193 and $64,267 at December 31, 2010 and 2009, respectively	$1,548,309	$1,773,314
Distributions payable	76,293	37,580
Accrued expenses and other liabilities	144,451	131,339
Total liabilities	1,769,053	1,942,233
Commitments and contingencies
Redeemable units at redemption value, 285 and 295 units issued and outstanding at December 31, 2010 and December 31, 2009, respectively	2,004	1,062
Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at December 31, 2010 and 2009	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at December 31, 2010 and 2009	169,412	169,412
Common units, 101,038 and 69,413 units issued at December 31, 2010 and 2009, respectively	63,235	157,705
Accumulated other comprehensive income	26,574	23,637
Total FelCor LP partners' capital	568,583	660,116
Noncontrolling interests	19,795	22,583
Total partners' capital	588,378	682,699
Total liabilities and partners' capital	$2,359,435	$2,625,994

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except for per unit data)

	2010	2009	2008
Revenues:
Hotel operating revenue	$925,137	$871,552	$1,056,411
Other revenue	3,174	2,843	2,983
Total revenues	928,311	874,395	1,059,394
Expenses:
Hotel departmental expenses	333,779	311,200	354,628
Other property operating costs	264,968	248,980	282,954
Management and franchise fees	43,455	41,925	54,049
Taxes, insurance and lease expenses	91,432	90,333	102,796
Corporate expenses	30,747	24,216	20,698
Depreciation and amortization	145,536	144,152	134,409
Impairment loss	152,654	—	60,822
Other expenses	3,280	4,069	5,787
Total operating expenses	1,065,851	864,875	1,016,143

Operating income (loss)	(137,540)	9,520	43,251
Interest expense, net	(141,513)	(102,765)	(95,922)
Debt extinguishment	44,224	(1,721)	—
Loss before equity in income (loss) from unconsolidated entities	(234,829)	(94,966)	(52,671)
Equity in income (loss) from unconsolidated entities	16,916	(4,814)	(10,932)
Gain on involuntary conversion	—	—	3,095
Gain on sale of assets	—	723	—
Loss from continuing operations	(217,913)	(99,057)	(60,508)
Discontinued operations	(7,924)	(10,034)	(59,979)
Net loss	(225,837)	(109,091)	(120,487)
Net loss attributable to noncontrolling interests	1,915	297	(1,191)
Net loss attributable to FelCor LP	(223,922)	(108,794)	(121,678)
Preferred distributions	(38,713)	(38,713)	(38,713)
Net loss attributable to FelCor LP common unitholders	$(262,635)	$(147,507)	$(160,391)
Basic and diluted per common unit data:
Loss from continuing operations	$(3.16)	$(2.17)	$(1.61)
Net loss	$(3.25)	$(2.33)	$(2.56)
Basic and diluted weighted average common units outstanding	80,905	63,410	63,178

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Net loss	$(225,837)	$(109,091)	$(120,487)
Foreign currency translation adjustment	2,937	8,219	(12,032)
Comprehensive loss	(222,900)	(100,872)	(132,519)
Comprehensive loss attributable to noncontrolling interests	1,915	297	(1,191)
Comprehensive loss attributable to FelCor LP	$(220,985)	$(100,575)	$(133,710)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2007	$478,774	$490,979	$27,450	$25,264		$1,022,467
FelCor restricted stock compensation	—	4,956	—	—		4,956
Contributions	—	—	—	565		565
Distributions	—	(93,868)	—	(3,236)		(97,104)
Allocation to redeemable units	—	20,562	—	—		20,562
Costs related to FelCor's shelf registration	—	(38)	—	—		(38)
Comprehensive income (loss):
Foreign exchange translation			(12,032)		$(12,032)
Net loss		(121,678)		1,191	(120,487)
Comprehensive loss					$(132,519)	(132,519)
Balance at December 31, 2008	478,774	300,913	15,418	23,784		818,889
FelCor restricted stock compensation	—	5,024	—	—		5,024
Contributions	—	—	—	534		534
Distributions	—	(38,713)	—	(1,606)		(40,319)
Allocation to redeemable units	—	(517)	—	—		(517)
Other	—	(208)	—	168		(40)
Comprehensive income (loss):
Foreign exchange translation			8,219		$8,219
Net loss		(108,794)		(297)	(109,091)
Comprehensive loss					$(100,872)	(100,872)
Balance at December 31, 2009	478,774	157,705	23,637	22,583		682,699
Issuance of common units	—	166,327	—	—		166,327
FelCor restricted stock compensation	—	3,945	—	—		3,945
Contributions	—	—	—	1,394		1,394
Distributions	—	(38,713)	—	(2,383)		(41,096)
Allocation to redeemable units	—	(942)	—	—		(942)
Other	—	(1,165)	—	116		(1,049)
Comprehensive income (loss):
Foreign exchange translation			2,937		$2,937
Net loss		(223,922)		(1,915)	(225,837)
Comprehensive loss					$(222,900)	(222,900)
Balance at December 31, 2010	$478,774	$63,235	$26,574	$19,795		$588,378
The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(225,837)	$(109,091)	(120,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	147,663	150,088	141,668
Gain on involuntary conversion	—	—	(3,095)
Gain on sale of assets	—	(1,633)	(1,193)
Amortization of deferred financing fees and debt discount	17,849	7,120	2,959
Amortization of unearned officers’ and directors’ compensation	7,445	5,165	4,451
Equity in (income) loss from unconsolidated entities	(16,916)	4,814	10,932
Distributions of income from unconsolidated entities	2,190	2,789	2,973
Debt extinguishment	(59,464)	1,721	—
Impairment loss	173,713	3,448	107,963
Changes in assets and liabilities:
Accounts receivable	(746)	5,369	3,675
Restricted cash – operations	3,986	345	(71)
Other assets	(2,809)	(1,520)	(386)
Accrued expenses and other liabilities	11,738	4,292	3,774
Net cash flow provided by operating activities	58,812	72,907	153,163
Cash flows from investing activities:
Acquisition of hotel	(97,513)	—	—
Improvements and additions to hotels	(38,936)	(75,949)	(142,897)
Additions to condominium project	(274)	(154)	(752)
Proceeds from sale of hotels	—	25,038	—
Change in restricted cash – investing	(4,143)	(3,373)	1,705
Proceeds from property damage insurance	492	—	2,005
Redemption of investment securities	—	1,719	5,397
Distributions from unconsolidated entities	46,084	6,200	24,858
Contributions to unconsolidated entities	(25,172)	(444)	(5,995)
Net cash flow used in investing activities	(119,462)	(46,963)	(115,679)
Cash flows from financing activities:
Proceeds from borrowings	241,171	988,486	187,285
Repayment of borrowings	(400,968)	(772,375)	(111,744)
Payment of deferred financing fees	(7,848)	(19,532)	(21)
Change in restricted cash – financing	1,016	—	—
Acquisition of noncontrolling interest	(1,000)	—	—
Distributions paid to noncontrolling interests	(2,383)	(1,606)	(3,236)
Contributions from noncontrolling interests	1,394	534	565
Distributions paid to preferred unitholders	—	(9,679)	(38,713)
Distributions paid to common unitholders	—	—	(77,245)
Net proceeds from FelCor's common stock issuance	166,327	—	—
Net cash flow provided by (used in) financing activities	(2,291)	185,828	(43,109)
Effect of exchange rate changes on cash	382	1,572	(1,797)
Net change in cash and cash equivalents	(62,559)	213,344	(7,422)
Cash and cash equivalents at beginning of periods	263,531	50,187	57,609
Cash and cash equivalents at end of periods	$200,972	$263,531	50,187

Supplemental cash flow information – interest paid	$127,793	$85,587	100,505

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in 82 hotels with approximately 24,000 rooms at December 31, 2010.  The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated (NYSE:FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT.  All of FelCor's operations are conducted solely through FelCor LP, and at December 31, 2010, FelCor owned a greater than 99% partnership interest in FelCor LP. At December 31, 2010, we had 97,166,583 redeemable and common units of FelCor LP outstanding. When used in this report, “we,” “us” and “our” refer to FelCor LP and its consolidated subsidiaries, unless otherwise indicated.

Of the 82 hotels in which we had an ownership interest at December 31, 2010, we owned a 100% interest in 64 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and 50% interests in entities owning 13 hotels.  We consolidate our real estate interests in the 69 hotels in which we held majority interests, and we record the real estate interests of the 13 hotels in which we held 50% interests using the equity method.

At December 31, 2010, 81 of our 82 hotels were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held majority interests and had direct or indirect controlling interests in all the operating lessees.  Because we owned controlling interests in these lessees (including lessees of 12 of the 13 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 81 hotels as our Consolidated Hotels) and reflect 100% of those hotels’ revenues and expenses on our statement of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 69 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 81 Consolidated Hotels among our premier brands at December 31, 2010:

Brand	Hotels	Rooms
Embassy Suites Hotels	45	11,674
Holiday Inn	15	5,154
Sheraton and Westin	8	2,774
Doubletree and Hilton	9	2,030
Renaissance and Marriott	3	1,321
Fairmont	1	383
Total	81	23,336

At December 31, 2010, our Consolidated Hotels were located in the United States (79 hotels in 22 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (12 hotels) and Texas (11 hotels).  In 2010, approximately 47% of our Hotel EBITDA was generated from hotels in these three states.

At December 31, 2010, of our 81 Consolidated Hotels (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 53 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 15 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed eight hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels & Resorts, or Fairmont, managed one hotel, and (vi) an independent management company managed one hotel.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization – (continued)

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Their 2010, 2009 and 2008 fiscal years ended on December 31, 2010, January 1, 2010, and January 2, 2009, respectively.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — Our consolidated financial statements include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries.  Intercompany transactions and balances are eliminated in consolidation.  Investments in unconsolidated entities (consisting entirely of 50 percent owned ventures) are accounted for by the equity method.  None of our less than wholly owned subsidiaries are considered variable interest entities.  We follow the voting interest model and consolidate entities in which we have greater than 50% ownership interest and report entities in which we have 50% or less ownership interest under the equity method.

Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Investment in Hotels — Our hotels are stated at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings, 15 to 30 years for improvements and three to ten years for furniture, fixtures, and equipment.

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

Acquisition of Hotels — Investments in hotel properties are based on purchase price and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value.  Any remaining unallocated purchase price, if any, are treated as goodwill.  Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations prepared by management and/or independent third parties.  Identifiable intangible assets (typically contracts including ground and retail leases and management and franchise agreements) are recorded at fair value, although no value is generally allocated to contracts which are at market terms.  Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract.  Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.  In making estimates of fair values for

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

We track inception-to-date contributions, distributions and earnings for each of our unconsolidated investments.  We determine the character of cash distributions from our unconsolidated investments for purposes of our consolidated statements of cash flows as follows:

•	Cash distributions up to the aggregate historical earnings of the unconsolidated entity are recorded as an operating activity (i.e., a distribution of earnings); and

•	Cash distributions in excess of aggregate historical earnings are recorded as an investing activity (i.e., a distribution of contributed capital).

Hotels Held for Sale — We consider each individual hotel to be an identifiable component of our business.  We do not consider hotels held for sale until it is probable that the sale will be completed within one year.  We had no hotels held for sale at December 31, 2010 or 2009.

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

We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability.  We participate in frequent guest programs sponsored by the brand owners of our hotels, and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest) as incurred.  When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor.  We have no loss contingencies or ongoing obligation associated with frequent guest programs beyond what is paid to the brand owner following a guest’s stay.

Foreign Currency Translation — Results of operations for our Canadian hotels are maintained in Canadian dollars and translated using the weighted average exchange rates during the period.  Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date.  Resulting translation adjustments are reflected in accumulated other comprehensive income and were $26.6 million and $23.6 million as of December 31, 2010 and 2009, respectively.

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments.  We cease capitalizing these costs to projects when construction is substantially complete.  Such costs capitalized in 2010, 2009 and 2008, were $5.8 million, $5.9 million and $6.8 million, respectively.

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

We compute basic earnings per unit by dividing net income (loss) attributable to common unitholders less dividends declared on unvested FelCor restricted stock (adjusted for forfeiture assumptions) by the weighted average number of common units outstanding.  We compute diluted earnings per unit by dividing net income (loss) attributable to common unitholders less dividends declared on unvested FelCor restricted stock (adjusted for forfeiture assumptions) by the weighted average number of common units outstanding.  Common unit equivalents represent units issuable upon exercise of FelCor 's stock options.

For all years presented, our Series A cumulative preferred units, or Series A preferred units, if converted to common units, would be antidilutive; accordingly, we do not assume conversion of the Series A preferred units in the computation of diluted earnings per units.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies — (continued)

Stock Compensation — FelCor LP has no employees. FelCor as our sole general partner performs all our management functions. We apply a fair-value-based measurement method in accounting for FelCor's share-based payment transactions with its employees.

Derivatives — We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Additionally, the fair value adjustments will affect either capital or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and the nature of the hedging activity.

Segment Information — We have determined that our business is conducted in one reportable segment.

Distributions — In January 2011, we reinstated our current quarterly preferred distributions and paid current quarterly preferred distributions of $9.7 million. We cannot pay any common distributions unless and until all accrued and current preferred distributions are paid. FelCor's Board of Directors will determine the amount of future distributions (including the accrued but unpaid accrued preferred distributions) based upon various factors including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.  Our ability to make distributions is dependent on the results of operations of our hotels.

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

Noncontrolling interests represent the proportionate share of the equity in partnerships not owned by us.  We allocate income and loss to noncontrolling interests in FelCor LP and other partnerships based on the weighted average percentage ownership throughout the year.

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Hotels

Investment in hotels consisted of the following (in thousands):

	December 31,
	2010	2009
Building and improvements	$2,179,926	$2,265,846
Furniture, fixtures and equipment	525,448	591,994
Land	249,647	226,436
Construction in progress	13,322	12,722
	2,968,343	3,096,998
Accumulated depreciation	(982,564)	(916,604)
	$1,985,779	$2,180,394

In 2010, we wrote off fully depreciated furniture, fixtures and equipment aggregating approximately $58.7 million.

We invested $38.9 million and $75.9 million in additions and improvements to our consolidated hotels during the years ended December 31, 2010 and 2009, respectively.

4.	Hotel Acquisition

In August 2010, we acquired the 383-room Fairmont Copley Plaza in Boston, Massachusetts. The fair values of the assets acquired and liabilities assumed at the date of acquisition were consistent with the purchase price and were allocated based on appraisals and valuation studies performed by management. We expensed $400,000 of acquisition costs (including professional fees) that are not included in the fair value estimates of the net assets acquired. The following table summarizes the fair values of assets acquired and liabilities assumed in our acquisition (in thousands):

Assets
Investment in hotels(a)	$98,500
Accounts receivable	1,349
Other assets	898
Total assets acquired	100,747

Liabilities
Accrued expenses and other liabilities	3,234
Net assets acquired	$97,513

(a)         Investment in hotels was allocated to land ($27.6 million), building and improvements($62.5 million) and furniture, fixtures and equipment ($8.4 million).

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Hotel Acquisition — (continued)

The following consolidated unaudited pro forma results of operations for the years ended December 31, 2010 and 2009 assume this acquisition had occurred on January 1, 2009. The pro forma information includes revenues, operating expenses, depreciation and amortization. The unaudited pro forma results of operations are not necessarily indicative of the results of operations if the acquisition had been completed on the assumed date. The unaudited pro forma results of operations are as follows (in thousands, except per unit data):

	Year Ended December 31, (unaudited)
	2010	2009
Total revenues	$951,420	$913,661
Net loss	$(227,360)	$(107,490)
Earnings per unit - basic and diluted	$(3.27)	$(2.30)

For the year ended December 31, 2010, we have included $16.8 million of revenues and $2.5 million of net income in our consolidated statements of operations related to the operations of this hotel.

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

For impairment charges, we estimate each hotel's fair value by using estimated future cash flows, terminal values based on the projected cash flows and capitalization rates in the range of what is reported in industry publications for operationally similar assets and other available market information. The cash flows used for determining the fair values are discounted using market-based discounts generally used for operationally and geographically similar assets. The inputs used to determine the fair values of these hotels are classified as Level 3 under the authoritative guidance for fair value measurements.

As part of our long-term strategic plan to enhance unitholder value and achieve or exceed targeted returns on invested capital, we sell and acquire hotels to improve our overall portfolio quality, enhance diversification and improve growth rates. In that regard, we reviewed each hotel in our portfolio in terms of projected performances, future capital expenditure requirements and market dynamics and concentration risk.  Based on this analysis, we developed a plan to sell our interests in 35 hotels (29 of which we consolidate the real estate interest and six of which are owned by unconsolidated joint ventures) that no longer meet our investment criteria.  As a consequence, the hold periods for the hotels we consolidate were shortened, and we were required to test those assets for impairment as they were approved to be marketed for sale. We designated the first 14 hotels as non-strategic in the third quarter of 2010, and the remaining 21 hotels in early 2011. We recorded

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          Impairment Charges — (continued)

impairment charges of $65.8 million and $86.9 million in the third and fourth quarters of 2010, respectively, related to 16 of the non-strategic hotels we consolidate. When the joint ventures designate the six hotels they own as non-strategic, the joint ventures will test for impairment based on the reduced hold periods. We will sell hotels only when we receive satisfactory pricing.

Two loans (totaling $32 million) matured in May 2010. The cash flows for the hotels that secured those loans did not cover debt service, and we stopped funding the shortfalls in December 2009. We were unable to negotiate an acceptable debt modification or reduction that favored our unitholders, and we recorded a $21.1 million impairment charge in discontinued operations. We transferred these hotels to the lenders in full satisfaction of the related debt, and recorded in a $15.2 million gain on extinguishment of debt in 2010.

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

Because of triggering events in 2008 related to changes in the capital markets, drop in travel demand and the combined effect on FelCor's stock price, we tested all of our hotel assets to determine if further assessment for potential impairment was required for any of our hotels.  We had one hotel with a short-term ground lease, in addition to the sale candidates noted above, fail this test.  We determined the book value of this hotel was not fully recoverable, and as such, recorded a $38.5 million impairment charge.

In 2008, one of our unconsolidated investees recorded a $3.3 million impairment charge on its long-lived assets (of which our share was $1.7 million).  We also recorded impairment charges of $11.0 million related to other-than-temporary declines in value of certain equity method investments, including a $6.6 million impairment charge for one investment related to a hotel that we do not intend to sell.  In accordance with ASC 323-10-35, other-than temporary declines in fair value of our investment in unconsolidated entities result in reductions in the carrying value of these investments.  We consider a decline in value in our equity method investments that is not estimated to recover within 12 months to be other-than-temporary.

We may record additional impairment charges if operating results of individual hotels are materially different from our forecasts, the economy and lodging industry weakens, or we shorten our contemplated holding period for additional hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Discontinued Operations

Discontinued operations include results of operations of one hotel sold in December 2010, two hotels transferred to lenders in satisfaction of debt in 2010 and two hotels sold in 2009.

Results of operations for the hotels included in discontinued operations are as follows:

	Year Ended December 31,
	2010	2009	2008
Hotel operating revenue	$32,706	$54,491	$70,382
Operating expenses(a)	(53,295)	(62,563)	(128,687)
Loss from discontinued operations	(20,589)	(8,072)	(58,305)
Interest expense, net	(2,575)	(2,872)	(2,867)
Debt extinguishment	15,240	—	—
Gain on sale, net of tax	—	910	1,193
Loss from discontinued operations	$(7,924)	$(10,034)	$(59,979)

(a)    Includes impairment charges of $21.1 million, $3.4 million and $47.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and liquidated damages of $11.1 million for the year ended December 31, 2008.

In 2009, we recorded a $1.8 million adjustment to gains on sale resulting from a change in the federal tax law that allowed for the recovery of previously paid alternative minimum taxes on gains from hotel sales in 2006 and 2007.  This adjustment was offset by net losses of $911,000 (primarily related to selling costs) recorded on the sale of two hotels.

In 2008, we recorded a revision in income tax related to prior year gains on sales of hotels, which resulted in additional gains of $1.2 million related to these hotel sales.

7.	Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at December 31, 2010 and 15 hotels at December 31, 2009.  We also owned a 50% interest in entities that own real estate in Myrtle Beach, South Carolina, and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Investment in Unconsolidated Entities — (continued)

The following table summarizes combined financial information for our unconsolidated entities
(in thousands):

	December 31,
	2010	December 31, 2009
Balance sheet information:
Investment in hotels, net of accumulated depreciation	$192,584	$259,977
Total assets	$209,742	$279,611
Debt	$154,590	$214,963
Total liabilities	$159,171	$220,389
Equity	$50,571	$59,222

Our unconsolidated entities’ debt at December 31, 2010, consisted entirely of non-recourse mortgage debt.

In April 2010, we contributed $23 million to an unconsolidated joint venture that owned the Sheraton Premier at Tysons Corner.  That contribution, along with a $23 million contribution from our joint venture partner, was used to repay the joint venture's maturing $46 million mortgage. In December 2010, we sold our interest in this joint venture and recorded a $20.5 million gain.

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Year Ended December 31,
	2010		2009		2008
Total revenues	$64,500		$66,261		$90,113
Net income (loss)	$(5,302)		$(4,988)	(a)	$3,946	(a)

Net income (loss) attributable to FelCor LP	$(2,327)		$(2,494)		$1,973
Impairment loss	—		(476)	(b)	(11,038)	(c)
Gain on joint venture dispositions	21,103	(d)	—		—
Depreciation of cost in excess of book value	(1,860)		(1,844)		(1,867)
Equity in income (loss) from unconsolidated entities	$16,916		$(4,814)		$(10,932)

(a)    Net income (loss) included impairment charges of $3.2 million for 2009 and $3.3 million for 2008.  These impairments were based on sales contracts (a Level 2 input) for two hotels owned by one of our joint ventures.
(b)    As a result of an impairment charge recorded by one of our joint ventures, the net book value of the joint venture’s assets no longer supported the recovery of our investment.  Therefore, we recorded an additional impairment charge to reduce our investment in this joint venture to zero.
(c)    Represents an $11.0 million impairment charge related to other-than-temporary declines in fair value related to certain unconsolidated entities.
(d)    Includes a $20.5 million gain from the sale of our interest in an unconsolidated joint venture and $559,000 in net proceeds in the final liquidation of a joint venture.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Investment in Unconsolidated Entities — (continued)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	December 31,
	2010	December 31, 2009
Hotel-related investments	$15,736	$18,969
Cost in excess of book value of hotel investments	50,634	52,429
Land and condominium investments	9,550	10,642
	$75,920	$82,040

The following table summarizes the components of our equity in income (loss) from unconsolidated entities (in thousands):

	Year Ended December 31,
	2010	2009	2008
Hotel investments	$17,509	$(4,291)	$(10,366)
Other investments	(593)	(523)	(566)
Equity in income (loss) from unconsolidated entities	$16,916	$(4,814)	$(10,932)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt

Consolidated debt consisted of the following (in thousands):

	Encumbered Hotels	Interest Rate(%)			December 31,
				Maturity Date	2010	December 31, 2009
Mortgage debt
Mortgage debt	12 hotels	L + 0.93	(a)	November 2011	$250,000	$250,000
Mortgage debt	9 hotels	L + 5.10	(b)	April 2015	212,000	—
Mortgage debt	9 hotels	L + 3.50	(c)	August 2011(d)	198,300	200,425
Mortgage debt	7 hotels	9.02		April 2014	113,220	117,422
Mortgage debt(e)	5 hotels	6.66		June - August 2014	69,206	70,917
Mortgage debt	2 hotels	L + 4.25		November 2011(f)	29,000	—
Mortgage debt	1 hotel	8.77		May 2013	27,770	27,829
Mortgage debt	1 hotel	5.81		July 2016	11,321	11,741
Mortgage debt	1 hotel	6.15		June 2011	7,800	9,228
Other	—	4.25		May 2011	524	354
Senior notes
Senior secured notes(g)	14 hotels	10.00		October 2014	582,821	572,500
Senior notes	—	9.00		June 2011	46,347	86,604
Retired debt	—	—		—	—	426,294
Total	61 hotels				$1,548,309	$1,773,314

(a)	We purchased an interest rate cap that caps LIBOR at 7.8% and expires November 2011 for a $250 million notional amount.

(b)	LIBOR for this loan is subject to a 3% floor. We purchased an interest rate cap that caps LIBOR at 5.0% and expires May 2012 for a $212 million notional amount.

(c)	LIBOR for this loan is subject to a 2% floor.

(d)	This loan can be extended for as many as two years (to 2013), subject to satisfying certain conditions.

(e)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(f)	This loan can be extended for one year, subject to satisfying certain conditions.

(g)	These notes have $636 million in aggregate principal outstanding and were sold at a discount that provides a 12.875% yield to maturity before transaction costs.

In 2010 we retired $40.3 million of our 8½% senior notes for $1.6 million in excess of par.

In November 2010, we incurred $29 million of new debt secured by two hotels. The loan bears interest at LIBOR (subject to a 1% floor) plus 4.25% and is scheduled to mature in November 2011, with a one year extension option, exercisable subject to certain conditions.

In June 2010, we repaid $177 million of secured debt scheduled to mature in 2012 for $130 million, plus accrued interest, representing a 27% discount to the principal balance.  This reduced our leverage substantially and unencumbered two hotels.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt — (continued)

Two loans (totaling $32 million) matured in May 2010. The cash flows for the hotels that secured those loans did not cover debt service, and we stopped funding the shortfalls in December 2009. In 2010 we were unable to negotiate an acceptable debt modification or reduction that favored our unitholders, and we recorded a $21.1 million impairment charge in discontinued operations. We transferred these hotels to the lenders in full satisfaction of the related debt, and recorded in a $15.2 million gain on extinguishment of debt in 2010.

In May 2010, we obtained a new $212 million loan, secured by nine hotels, that matures in 2015.  This loan bears interest at LIBOR (subject to a 3.0% floor) plus 5.1%.  The proceeds were used to repay $210 million in loans that were secured by 11 hotels and scheduled to mature in May 2010.  The terms and interest rate of this financing are significantly more favorable than the refinanced debt, and we unencumbered two previously mortgaged hotels in the process.

In October 2009, we completed a private placement of $636 million in aggregate principal amount of our 10% senior secured notes due 2014 (Senior Notes).  The notes are secured by a pledge of our limited partner interests in FelCor LP, first mortgages and related security interests on up to 14 hotels and pledges of equity interests in certain wholly-owned subsidiaries.  Net proceeds from the notes were approximately $558 million after original issue discount, fees and expenses related to the offering.  The proceeds of these notes were used to retire approximately $428 million of our senior notes due in 2011 and for general corporate purposes.

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

Our Senior Notes require that we satisfy total leverage, secured leverage and interest coverage thresholds in order to: (i) incur additional indebtedness except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor's REIT qualification test; (iii) repurchase FelCor's capital stock; or (iv) merge. At December 31, 2010, we exceeded the relevant minimum thresholds. These notes are guaranteed by us, and payment of those obligations is secured by a pledge of the FelCor's limited partnership interests in us, a combination of first lien mortgages and related security interests and/or negative pledges on up to 14 hotels, and pledges of equity interests in certain of our subsidiaries. In connection with issuing our Senior Notes in 2009, we amended the indenture governing our old senior notes (of which $46.3 million remain outstanding) to eliminate substantially all of the restrictive covenants, guarantees, collateral and certain events of default provisions.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt — (continued)

At December 31, 2010, we had consolidated secured debt totaling $1.5 billion, encumbering 61 of our consolidated hotels with a $1.6 billion aggregate net book value (including 14 hotels that were encumbered by our Senior Notes).  Except in the case of our Senior Notes, our mortgage debt is generally recourse solely to the specific assets securing the debt.  However, a violation of any of the recourse carve-out provisions, including fraud, misapplication of funds and other customary recourse carve-out provisions, could cause this debt to become fully recourse to us.  Much of our hotel mortgage debt allows us to substitute collateral under certain conditions and is prepayable subject to various prepayment, yield maintenance or defeasance obligations.

Most of our secured debt includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met.  With the exception of one hotel, all of our consolidated hotels subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

To fulfill requirements under certain loans, we owned interest rate caps with aggregate notional amounts of $639.2 million and $427.2 million as of December 31, 2010 and 2009, respectively.  These interest rate cap agreements have not been designated as hedges and have insignificant fair values at both December 31, 2010 and 2009, resulting in no significant net earnings impact.

We reported interest income of $363,000, $693,000 and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in net interest expense.  We capitalized interest of $638,000, $767,000 and $1.4 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

The early retirement of certain indebtedness in 2009, resulted in net charges related to debt extinguishment of $1.7 million.

Future scheduled principal payments on debt obligations at December 31, 2010, are as follows (in thousands):

Year
2011	$539,157
2012	6,393
2013	34,694
2014	806,995
2015	205,450
2016 and thereafter	8,813
1,601,502
Discount accretion over term	(53,193)
$1,548,309

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair Value of Financial Instruments

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; and (ii) our publicly traded debt is based on observable market data, and our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities. The estimated fair value of our debt was $1.7 billion at December 31, 2010 and 2009 (with a carrying value of $1.5 billion and $1.8 billion at December 31, 2010 and 2009, respectively).

Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2010.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10.	Income Taxes

As a partnership for federal income tax purposes, we are not subject to federal income tax. However, under our partnership agreement, we are required to reimburse Felcor for any tax payments FelCor is required to make. Accordingly, the tax information herein represents disclosures regarding FelCor and its taxable subsidiaries.

FelCor has elected to be treated as a REIT under the federal income tax laws. As a REIT, FelCor generally is not subject to federal income taxation at the corporate level on taxable income that it distributes to its stockholders. FelCor may, however, be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  Our taxable REIT subsidiaries, or TRSs, formed to lease our hotels, are subject to federal, state and local income taxes.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its stockholders.  If FelCor fails to qualify as a REIT in any taxable year for which the statute of limitations remains open, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) for such taxable year and may not qualify as a REIT for four subsequent years.  In connection with FelCor's election to be treated as a REIT, its charter imposes restrictions on the ownership and transfer of shares of its common stock. We are FelCor's only source of income. Accordingly, we are required to make distributions on its units sufficient to enable FelCor to pay out enough of its taxable income to satisfy its distribution requirement. If FelCor fails to qualify as a REIT, we would be required to distribute to FelCor the funds necessary to pay income taxes..

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes — (continued)

Reconciliation between our TRS’s GAAP net income (loss) and taxable gain (loss):

The following table reconciles our TRS’s GAAP net income (loss) to taxable income (loss) (in thousands):

	Year Ended December 31,
	2010	2009	2008
GAAP consolidated net loss attributable to FelCor LP	$(223,922)	$(108,794)	$(121,678)
GAAP net loss not related to taxable subsidiary	173,376	67,649	86,720
GAAP net loss of taxable subsidiaries	(50,546)	(41,145)	(34,958)
Impairment loss not deductible for tax	8,852	—	—
Tax gain (loss) in excess of book gains on sale of hotels	—	(1,821)	(346)
Depreciation and amortization(a)	(106)	(269)	(482)
Employee benefits not deductible for tax	3,534	(4,205)	(4,224)
Unearned fee reductions	916	4,828	—
Tax adjustment to lease expense(b)	40,572	11,769	11,773
Other book/tax differences	5,251	7,799	(8)
Tax gain (loss) of taxable subsidiaries before utilization of net operating losses	8,473	(23,044)	(28,245)
Utilization of net operating loss	(8,473)	—	—
Net tax gain (loss) of taxable subsidiaries	$—	$(23,044)	$(28,245)

(a)    The changes in book/tax differences in depreciation and amortization principally result from book and tax basis differences, differences in depreciable lives and accelerated depreciation methods.
(b)    For tax purposes, we record a reduction in intercompany rent between FelCor's REIT entities and TRS entities.

Summary of TRS’s net deferred tax asset:

Our TRS had a deferred tax asset, on which we had a 100% valuation allowance, primarily comprised of the following (in thousands)

	December 31,
	2010	2009
Accumulated net operating losses of our TRS	$125,085	$128,305
Tax property basis in excess of book	2,822	—
Accrued employee benefits not deductible for tax	984	3,967
Other	997	147
Gross deferred tax assets	129,888	132,419
Valuation allowance	(127,795)	(132,291)
Deferred tax asset after valuation allowance	2,093	128
Other - deferred tax liability	(2,093)	(128)
Net deferred tax asset	$—	$—

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes — (continued)

We have provided a valuation allowance against our deferred tax asset at December 31, 2010 and 2009, that results in no net deferred tax asset at December 31, 2010 and 2009 due to the uncertainty of realization (because of historical operating losses).  Accordingly, no provision or benefit for income taxes is reflected in the accompanying Consolidated Statements of Operations.  At December 31, 2010, our TRS had net operating loss carryforwards for federal income tax purposes of $329.2 million, which are available to offset future taxable income, if any, and do not begin to expire until 2022.

Reconciliation between FelCor's REIT GAAP net income (loss) and taxable income:

The following table reconciles FelCor's REIT GAAP net income (loss) to taxable income (in thousands):

	Year Ended December 31,
	2010	2009	2008
GAAP net loss not related to taxable subsidiary	$(173,376)	$(67,649)	$(86,720)
Losses (income) allocated to unitholders other than FelCor	881	672	2,433
GAAP net loss from REIT operations	(172,495)	(66,977)	(84,287)
Book/tax differences, net:
Depreciation and amortization(a)	(11,308)	(11,608)	(21,927)
Noncontrolling interests	(1,631)	(222)	(2,889)
Equity in loss from unconsolidated entities	—	2,068	12,696
Tax gain (loss) on dispositions in excess of book	17,274	(26,922)	—
Impairment loss not deductible for tax	164,861	3,448	107,963
Liquidated damages	—	(1,000)	11,060
Tax adjustment to lease revenue(b)	(39,962)	(11,769)	(11,773)
Other	(6,548)	6,431	704
Taxable income (loss) subject to distribution requirement(c)	$(49,809)	$(106,551)	$11,547

(a)    Book/tax differences in depreciation and amortization principally result from differences in depreciable lives and accelerated depreciation methods.
(b)    For tax purposes, we record a reduction in intercompany rent between FelCor's REIT entities and TRS entities.
(c)    The dividend distribution requirement is 90% of taxable income.

At December 31, 2010, FelCor had net operating loss carryforwards for federal income tax purposes of
$169.4 million, which it expects to use to offset future distribution requirements.

11.	Redeemable Operating Partnership Units and Partners' Capital

At the request of our limited partners, we are required to exchange their limited partnership units for a like number of shares of FelCor common stock or, at the option of FelCor, the cash equivalent thereof. Due to these redemption rights, we excluded these limited partnership units from partners' capital on our balance sheet and included them in redeemable units. These redeemable units are measured at redemption value at the end of the periods presented. At December 31, 2010 and 2009 there were 284,725 and 294,960 redeemable units outstanding, respectively. During 2010, 2009, and and 2008, limited partners exchanged 10,235 units, 883 units and 1,057,928 units, respectively, for a like number of shares of FelCor common stock.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Redeemable Operating Partnership Units and Partners' Capital — (continued)

FelCor, as our sole general partner, is obligated to contribute the net proceeds from any issuance of its equity securities to us in exchange for units, corresponding in number and terms to the equity securities issued.  We may also issue limited partnership units to third parties in exchange for cash or property.

FelCor's Preferred Stock

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

In January 2011, we reinstated our current quarterly preferred distributions and paid current quarterly preferred distributions of $9.7 million. We cannot pay any common distributions unless and until all accrued and current preferred distributions are paid. FelCor's Board of Directors will determine whether and when to declare future distributions (including the accrued but unpaid preferred distributions) based upon various factors, including operating results, economic conditions, other operating trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.

12.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Room revenue	$726,497	$687,486	$836,089
Food and beverage revenue	142,239	128,781	160,042
Other operating departments	56,401	55,285	60,280
Total hotel operating revenue	$925,137	$871,552	$1,056,411

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Hotel Operating Revenue, Departmental Expenses and Other Property Operating Costs — (continued)

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Room	$196,147	$182,184	$203,662
Food and beverage	112,185	103,844	123,572
Other operating departments	25,447	25,172	27,394
Total hotel departmental expenses	$333,779	$311,200	$354,628

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Hotel general and administrative expense	$86,121	$79,546	$91,720
Marketing	79,586	73,214	85,929
Repair and maintenance	50,730	48,071	53,478
Utilities	48,531	48,149	51,827
Total other property operating costs	$264,968	$248,980	$282,954

Hotel departmental expenses and other property operating costs include hotel compensation and benefit expenses of $286.5 million, $273.8 million, and $309.0 million for the year ended December 31, 2010, 2009 and 2008, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Taxes, Insurance and Lease Expenses

Taxes, insurance and lease expenses from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Hotel lease expense(a)	$36,327	$34,187	$46,264
Land lease expense(b)	10,210	9,507	11,500
Real estate and other taxes	32,500	34,344	31,641
Property insurance, general liability insurance and other	12,395	12,295	13,391
Total taxes, insurance and lease expense	$91,432	$90,333	$102,796

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $15.0 million, $13.0 million and $24.7 million for the year ended December 31, 2010, 2009, and 2008 respectively.

(b)	Land lease expense includes percentage rent of $4.1 million, $3.6 million and $5.5 million for the year ended December 31, 2010, 2009, and 2008, respectively.

14.	Land Leases and Hotel Rent

We lease land occupied by certain hotels from third parties under various operating leases that expire through 2089.  Certain land leases contain contingent rent features based on gross revenue at the respective hotels.  In addition, we recognize rent expense for 13 hotels that are owned by unconsolidated entities and are leased to our consolidated lessees.  These leases expire through 2014 and require the payment of base rents and contingent rent based on revenues at the respective hotels.  Future minimum lease payments under our land lease obligations and hotel leases at December 31, 2010, were as follows (in thousands):

Year
2011	$26,992
2012	24,135
2013	5,997
2014	5,866
2015	5,821
2016 and thereafter	274,613
$343,424

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Earnings Per Unit

 On January 1, 2009, we adopted a policy that treats unvested FelCor share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities for computation of earnings per unit (pursuant to the two-class method).  We retrospectively adjusted all prior-period earnings per unit data accordingly. The revised diluted earnings per common unit amounts were reduced from their originally reported amounts by $0.02 for the year ended 2008.

The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net loss attributable to FelCor LP	$(223,922)	$(108,794)	$(121,678)
Discontinued operations attributable to FelCor LP	7,007	10,034	59,979
Loss from continuing operations attributable to FelCor LP	(216,915)	(98,760)	(61,699)
Less: Preferred distributions	(38,713)	(38,713)	(38,713)
Dividends declared on FelCor's unvested restricted stock compensation	—	—	(1,041)
Loss from continuing operations attributable to FelCor LP common unitholders	(255,628)	(137,473)	(101,453)
Discontinued operations attributable to FelCor LP	(7,007)	(10,034)	(59,979)
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(262,635)	$(147,507)	$(161,432)
Denominator:
Denominator for basic and diluted loss per unit	80,905	63,410	63,178
Basic and diluted loss per unit data:
Loss from continuing operations	$(3.16)	$(2.17)	$(1.61)
Discontinued operations	$(0.09)	$(0.16)	$(0.95)
Net loss	$(3.25)	$(2.33)	$(2.56)

Securities that could potentially dilute basic earnings per unit in the future that were not included in computation of diluted earnings (loss) per unit, because they would have been antidilutive for the periods presented, are as follows (unaudited, in thousands):

	2010	2009	2008
Series A convertible preferred units	9,985	9,985	9,985

Series A preferred distributions that would be excluded from net income (loss) available to FelCor LP common unitholders, if the Series A preferred units were dilutive, were $25.1 million for all periods presented.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitments, Contingencies and Related Party Transactions

Until mid-2010 FelCor shared the executive offices and certain employees with TCOR Holdings, LLC (controlled by Thomas J. Corcoran, Jr., Chairman of FelCor's Board of Directors), and TCOR Holdings, LLC paid its share of the costs thereof, including an allocated portion of the rent, compensation of certain personnel, office supplies, telephones, and depreciation of office furniture, fixtures, and equipment.  All allocations of shared expenses were approved by a majority of FelCor's independent directors.  TCOR Holdings, LLC paid approximately $19,000, $42,000, and $60,000 for shared office costs in 2010, 2009 and 2008, respectively. We do not currently share any costs with TCOR Holdings, LLC.

Our property insurance has a $100,000 "all-risk" deductible, a 5% deductible (insured value) for named windstorm coverage and for California earthquake coverage. Substantial uninsured or not fully-insured losses would have a material adverse impact on our operating results, cash flows and financial condition.  Catastrophic losses, such as the losses caused by hurricanes in 2005, could make the cost of insuring against these types of losses prohibitively expensive or difficult to find.  In an effort to limit the cost of insurance, we purchase catastrophic insurance coverage based on probable maximum losses based on 250-year events and have only purchased terrorism insurance to the extent required by our lenders.  We have established a self-insured retention of $250,000 per occurrence for general liability insurance with regard to 54 of our hotels.  The remainder of our hotels participate in general liability programs sponsored by our managers, with no deductible.

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

Our hotels are operated under various management agreements that call for base management fees, which generally range from 1 – 3% of the hotel’s total revenue to the sum of 2% of the hotel’s total revenue plus 5% of the hotel’s room revenue and generally have an incentive provision related to the hotel’s profitability.  In addition, the management agreements generally require us to invest approximately 3% to 5% of revenues for capital expenditures.  The management agreements have terms from 5 to 20 years and generally have renewal options.

The management agreements governing the operations of 35 of our Consolidated Hotels contain the right and license to operate the hotel under the specified brands.  The remaining 46 Consolidated Hotels operate under franchise or license agreements that are separate from our management agreements.  Typically, our franchise or license agreements provide for a license fee or royalty of 4% to 5% of room revenues.  In the event we breach one of these agreements, in addition to losing the right to use the brand name for the operation of the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three preceding years.

In 2009, we sold two Holiday Inn hotels in Florida operating under management agreements with IHG.  These hotels were originally designated for redevelopment with condominiums, but market conditions in Florida no longer make these condominium projects feasible.  We also determined that the major capital expenditures necessary to retain the Holiday Inn flags at these hotels were not in the best interests of our unitholders, given the shortened hold period for these hotels.  Liquidated damages were computed based on operating results of a hotel prior to termination. The aggregate liquidated damages related to these hotels was approximately $11 million.  We accrued the full amount of liquidated damages in 2008, which were paid in full in January 2011.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Supplemental Cash Flow Disclosure

As a result of the exchange of 10,235 partnership units and 883 partnership units, respectively, for FelCor's common stock in 2010 and 2009, respectively, we recorded a reduction in redeemable units of $65,000 in 2010 and $3,000 in 2009 and a corresponding increase in partners' capital.

For the year ended December 31, 2010, our repayment of borrowings consisted of retirement of debt of $387.8 million, and normal recurring principal payments of $13.2 million.

Depreciation and amortization expense is comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Depreciation and amortization from continuing operations	$145,536	$144,152	$134,409
Depreciation and amortization from discontinued operations	2,127	5,936	7,259
Total depreciation and amortization expense	$147,663	$150,088	$141,668

For the year ended December 31, 2009, our repayment of borrowings consisted of retirement of debt of $544.3 million, payments on our line of credit of $213.0 million, and normal recurring principal payments of $15.1 million.

18.	FelCor's Stock Based Compensation Plans

FelCor sponsors two restricted stock and stock option plans, or the Plans.  FelCor is authorized to issue 3,550,000 shares of its common stock under the Plans pursuant to awards granted in the form of incentive stock options, non-qualified stock options, and restricted stock.  All outstanding options have 10-year contractual terms and vest either over four or five equal annual installments beginning in the year following the date of grant or 100% at the end of a four-year vesting term.  Stock grants vest either over three to five years in equal annual installments or over a four year schedule, subject to time-based and performance-based vesting.  There were 178,083 shares available for grant under the Plans at December 31, 2010.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	FelCor's Stock Based Compensation Plans — (continued)

FelCor's Stock Options

A summary of the status of FelCor's non-qualified stock options granted under the Plans as of December 31, 2010, 2009 and 2008, and the changes during these years, is presented in the following tables:

	2010		2009		2008
	Shares of Underlying Options	Weighted Average Exercise Prices	Shares of Underlying Options	Weighted Average Exercise Prices	Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	40,000	$18.05	40,000	$18.05	161,356	$21.11
Forfeited or expired	(25,000)	$19.50	—	$—	(121,356)	$22.13
Outstanding at end of year	15,000	$15.62	40,000	$18.05	40,000	$18.05
Exercisable at end of year	15,000	$15.62	40,000	$18.05	40,000	$18.05

Options Exercisable and Outstanding
Range of Exercise Prices	Number Outstanding at 12/31/10	Wgtd. Avg. Life Remaining	Wgtd Avg. Exercise Price
$15.62	15,000	0.85	$15.62

 The weighted average fair value of options granted during 2001 using the Black-Scholes option pricing model, was $0.85 per share.  FelCor has not issued stock options since 2001.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	FelCor's Stock Based Compensation Plans — (continued)

FelCor's Restricted Stock

A summary of the status of FelCor's restricted stock grants as of December 31, 2010, 2009 and 2008, and the changes during these years is presented below:

	2010		2009		2008
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Outstanding at beginning of the year	4,255,187	$10.90	2,829,330	$15.20	2,329,230	$15.85
Granted(a):
With immediate vesting(b)	16,166	$4.21	16,000	$1.01	45,800	$12.20
With 3-year pro rata vesting	—	$—	1,444,810	$2.64	—	$—
With 4-year pro rata vesting	—	$—	—	$—	449,300	$12.20
With 5-year pro rata vesting	—	$—	—	$—	5,000	$12.20
Forfeited	(71,264)	$21.71	(34,953)	$12.52	—
Outstanding at end of year	4,200,089	$10.69	4,255,187	$10.90	2,829,330	$15.20
Vested at end of year	(2,645,272)	$13.00	(1,774,839)	$14.06	(1,483,976)	$14.09
Unvested at end of year	1,554,817	$6.76	2,480,348	$8.65	1,345,354	$16.44

(a)    All shares granted are issued out of treasury.
(b)    Shares awarded to FelCor's directors.

The unearned compensation cost of FelCor's granted but unvested restricted stock as of December 31, 2010 was $5.4 million.  The weighted average period over which this cost is to be amortized is approximately two years.

19.	Employee Benefits

We have no employees. FelCor as our sole general partner performs our management functions. FelCor offers a 401(k) retirement savings plan and health insurance benefits to its employees.  FelCor's matching contribution to its 401(k) plan totaled $1.0 million during 2010 and $900,000 for each of 2009 and 2008.  Health insurance benefits cost $900,000 during 2010, $800,000 during 2009 and $900,000 during 2008.

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

The following table sets forth revenues from continuing operations and investment in hotel assets represented by the following geographical areas (in thousands):

	Revenue For the Year Ended December 31,			Investment in Hotel Assets as of December 31,
	2010	2009	2008	2010	2009	2008
California	$224,155	$211,124	$258,748	$505,753	$527,345	$526,770
Florida	143,092	146,011	177,788	348,823	405,479	455,636
Texas	99,840	98,180	118,856	175,483	203,841	214,294
Georgia	51,734	48,930	58,345	109,677	126,118	126,851
Other states	380,560	345,775	413,048	795,596	859,852	904,105
Canada	28,930	24,375	32,609	50,447	57,759	51,370
Total	$928,311	$874,395	$1,059,394	$1,985,779	$2,180,394	$2,279,026

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Quarterly Operating Results (unaudited)

Our unaudited consolidated quarterly operating data for the years ended December 31, 2010 and 2009 follows (in thousands, except per unit data).  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.  In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in partners' capital and cash flows for a period of several years.

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$219,167	$240,406	$236,563	$232,175
Income (loss) from continuing operations	$(39,097)	$22,949	$(95,678)	$(106,087)
Discontinued operations	$(23,845)	$(959)	$6,398	$10,482
Net income (loss) attributable to FelCor LP	$(62,713)	$21,665	$(89,107)	$(93,767)
Net income (loss) attributable to FelCor LP common unitholders	$(72,391)	$11,987	$(98,785)	$(103,446)
Comprehensive income (loss) attributable to FelCor LP	$(60,634)	$18,934	$(87,180)	$(92,105)
Basic per common unit data:
Net income (loss) from continuing operations	$(0.76)	$0.19	$(1.10)	$(1.19)
Discontinued operations	$(0.37)	$(0.01)	$0.07	$0.11
Net income (loss)	$(1.14)	$0.17	$(1.04)	$(1.08)
Basic weighted average common units outstanding	63,770	66,826	95,329	95,780
Diluted weighted average common units outstanding	63,770	66,826	95,329	95,780

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$219,927	$226,965	$217,110	$210,393
Loss from continuing operations	$(18,614)	$(10,540)	$(20,566)	$(49,337)
Discontinued operations	$(2,808)	$(428)	$(4,908)	$(1,890)
Net loss attributable to FelCor LP	$(21,206)	$(11,292)	$(25,300)	$(50,996)
Net loss attributable to FelCor LP common unitholders	$(30,884)	$(20,970)	$(34,978)	$(60,675)
Comprehensive income (loss) attributable to FelCor LP	$(22,915)	$(7,133)	$(20,593)	$(49,934)
Basic per common unit data:
Net loss from continuing operations	$(0.44)	$(0.32)	$(0.47)	$(0.93)
Discontinued operations	$(0.04)	$(0.01)	$(0.08)	$(0.03)
Net loss	$(0.49)	$(0.33)	$(0.55)	$(0.96)
Basic weighted average common units outstanding	63,285	63,397	63,417	63,383
Diluted weighted average common units outstanding	63,285	63,397	63,417	63,383

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Consolidating Financial Information

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

CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$76,763	$386,772	$1,522,244	$—	$1,985,779
Equity investment in consolidated entities	1,025,818	—	—	(1,025,818)	—
Investment in unconsolidated entities	61,833	12,594	1,493	—	75,920
Cash and cash equivalents	155,350	43,647	1,975	—	200,972
Restricted cash	—	6,347	10,355	—	16,702
Accounts receivable	642	27,329	(120)	—	27,851
Deferred expenses	11,366	—	8,574	—	19,940
Other assets	7,112	18,927	6,232	—	32,271

Total assets	$1,338,884	$495,616	$1,550,753	$(1,025,818)	$2,359,435

Debt	$658,168	$—	$890,141	$—	$1,548,309
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	33,836	99,253	11,362	—	144,451

Total liabilities	768,297	99,253	901,503	—	1,769,053

Redeemable units, at redemption value	2,004	—	—	—	2,004

Preferred units	478,774	—	—	—	478,774
Common units	89,809	370,291	628,953	(1,025,818)	63,235
Accumulated other comprehensive income	—	26,574	—	—	26,574
Total FelCor LP partners' capital	568,583	396,865	628,953	(1,025,818)	568,583
Noncontrolling interests	—	(502)	20,297	—	19,795
Total capital	568,583	396,363	649,250	(1,025,818)	588,378
Total liabilities and capital	$1,338,884	$495,616	$1,550,753	$(1,025,818)	$2,359,435

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Consolidating Financial Information - (continued)

CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$62,691	$441,046	$1,676,657	$—	$2,180,394
Equity investment in consolidated entities	1,015,822	—	—	(1,015,822)	—
Investment in unconsolidated entities	66,968	13,572	1,500	—	82,040
Cash and cash equivalents	224,526	36,834	2,171	—	263,531
Restricted cash	—	2,803	15,905	—	18,708
Accounts receivable	763	27,640	275	—	28,678
Deferred expenses	12,280	—	7,697	—	19,977
Other assets	6,308	21,462	4,896	—	32,666

Total assets	$1,389,358	$543,357	$1,709,101	$(1,015,822)	$2,625,994

Debt	$659,105	$1,734	$1,112,475	$—	$1,773,314
Distributions payable	37,580	—	—	—	37,580
Accrued expenses and other liabilities	31,495	85,913	13,931	—	131,339

Total liabilities	728,180	87,647	1,126,406	—	1,942,233

Redeemable units, at redemption value	1,062	—	—	—	1,062

Preferred units	478,774	—	—	—	478,774
Common units	181,342	431,756	560,429	(1,015,822)	157,705
Accumulated other comprehensive income	—	23,637	—	—	23,637
Total FelCor LP partners' capital	660,116	455,393	560,429	(1,015,822)	660,116
Noncontrolling interests	—	317	22,266	—	22,583
Total capital	660,116	455,710	582,695	(1,015,822)	682,699
Total liabilities and capital	$1,389,358	$543,357	$1,709,101	$(1,015,822)	$2,625,994

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Consolidating Financial Information - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$925,137	$—	$—	$925,137
Percentage lease revenue	10,134	—	204,233	(214,367)	—
Other revenue	4	2,846	324	—	3,174
Total revenue	10,138	927,983	204,557	(214,367)	928,311

Expenses:
Hotel operating expenses	—	642,202	—	—	642,202
Taxes, insurance and lease expense	1,733	272,779	31,287	(214,367)	91,432
Corporate expenses	797	14,492	15,458	—	30,747
Depreciation and amortization	7,570	34,524	103,442	—	145,536
Impairment loss	5,683	31,846	115,125	—	152,654
Other expenses	17	3,213	50	—	3,280
Total operating expenses	15,800	999,056	265,362	(214,367)	1,065,851
Operating income	(5,662)	(71,073)	(60,805)	—	(137,540)
Interest expense, net	(81,494)	(2,758)	(57,261)	—	(141,513)
Charges related to debt extinguishment	(1,658)	(138)	46,020	—	44,224
Loss before equity in income from unconsolidated entities and noncontrolling interests	(88,814)	(73,969)	(72,046)	—	(234,829)
Equity in loss from consolidated entities	(152,326)	—	—	152,326	—
Equity in loss from unconsolidated entities	17,218	(618)	316	—	16,916
Net loss from continuing operations	(223,922)	(74,587)	(71,730)	152,326	(217,913)
Discontinued operations from consolidated entities	—	(140)	(7,784)	—	(7,924)
Net loss	(223,922)	(74,727)	(79,514)	152,326	(225,837)
Net (income) loss attributable to noncontrolling interests	—	1,135	780	—	1,915
Net loss attributable to FelCor LP	(223,922)	(73,592)	(78,734)	152,326	(223,922)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss applicable to FelCor LP unitholders	$(262,635)	$(73,592)	$(78,734)	$152,326	$(262,635)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Consolidating Financial Information - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$871,552	$—	$—	$871,552
Percentage lease revenue	14,290	—	174,042	(188,332)	—
Other revenue	6	2,535	302	—	2,843
Total revenue	14,296	874,087	174,344	(188,332)	874,395

Expenses:
Hotel operating expenses	—	602,105	—	—	602,105
Taxes, insurance and lease expense	2,649	244,982	31,034	(188,332)	90,333
Corporate expenses	772	12,614	10,830	—	24,216
Depreciation and amortization	9,794	39,100	95,258	—	144,152
Other expenses	95	3,792	182	—	4,069
Total operating expenses	13,310	902,593	137,304	(188,332)	864,875
Operating income	986	(28,506)	37,040	—	9,520
Interest expense, net	(43,507)	(4,422)	(54,836)	—	(102,765)
Charges related to debt extinguishment	(1,721)	—	—	—	(1,721)
Loss before equity in income from unconsolidated entities and noncontrolling interests	(44,242)	(32,928)	(17,796)	—	(94,966)
Equity in loss from consolidated entities	(62,653)	—	—	62,653	—
Equity in loss from unconsolidated entities	(1,899)	(755)	(2,160)	—	(4,814)
Gain on sale of assets	—	—	723	—	723
Net loss from continuing operations	(108,794)	(33,683)	(19,233)	62,653	(99,057)
Discontinued operations from consolidated entities	—	(8,182)	(1,852)	—	(10,034)
Net loss	(108,794)	(41,865)	(21,085)	62,653	(109,091)
Net (income) loss attributable to noncontrolling interests	—	(180)	477	—	297
Net loss attributable to FelCor LP	(108,794)	(42,045)	(20,608)	62,653	(108,794)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss applicable to FelCor LP unitholders	$(147,507)	$(42,045)	$(20,608)	$62,653	$(147,507)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Consolidating Financial Information - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$1,056,411	$—	$—	$1,056,411
Percentage lease revenue	25,034	—	174,673	(199,707)	—
Other revenue	13	2,842	128	—	2,983
Total revenue	25,047	1,059,253	174,801	(199,707)	1,059,394

Expenses:
Hotel operating expenses	—	691,631	—	—	691,631
Taxes, insurance and lease expense	3,470	273,521	25,512	(199,707)	102,796
Corporate expenses	719	13,198	6,781	—	20,698
Depreciation and amortization	10,961	50,834	72,614	—	134,409
Impairment loss	—	38,455	22,367	—	60,822
Other expenses	487	5,068	232	—	5,787
Total operating expenses	15,637	1,072,707	127,506	(199,707)	1,016,143
Operating income	9,410	(13,454)	47,295	—	43,251
Interest expense, net	(38,046)	(11,703)	(46,173)	—	(95,922)
Loss before equity in income from unconsolidated entities and noncontrolling interests	(28,636)	(25,157)	1,122	—	(52,671)
Equity in loss from consolidated entities	(96,825)	—	—	96,825	—
Equity in loss from unconsolidated entities	931	(7,821)	(4,042)	—	(10,932)
Gain on sale of assets	2,005	246	844	—	3,095
Net loss from continuing operations	(122,525)	(32,732)	(2,076)	96,825	(60,508)
Discontinued operations from consolidated entities	847	(60,081)	(745)	—	(59,979)
Net loss	(121,678)	(92,813)	(2,821)	96,825	(120,487)
Net (income) loss attributable to noncontrolling interests	—	(1,037)	(154)	—	(1,191)
Net loss attributable to FelCor LP	(121,678)	(93,850)	(2,975)	96,825	(121,678)
Preferred distributions	(38,713)	—	—	—	(38,713)
Net loss applicable to FelCor LP unitholders	$(160,391)	$(93,850)	$(2,975)	$96,825	$(160,391)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Consolidating Financial Information - (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(64,668)	$6,962	$116,518	$58,812
Cash flows from (used in) investing activities	20,366	(10,010)	(129,818)	(119,462)
Cash flows from (used in) financing activities	(24,874)	9,479	13,104	(2,291)
Effect of exchange rates changes on cash	—	382	—	382
Change in cash and cash equivalents	(69,176)	6,813	(196)	(62,559)
Cash and cash equivalents at beginning of period	224,526	36,834	2,171	263,531
Cash and equivalents at end of period	$155,350	$43,647	$1,975	$200,972

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(12,636)	$(2,244)	$87,787	$72,907
Cash flows from (used in) investing activities	3,876	(9,938)	(40,901)	(46,963)
Cash flows from (used in) financing activities	225,567	7,426	(47,165)	185,828
Effect of exchange rates changes on cash	—	1,572	—	1,572
Change in cash and cash equivalents	216,807	(3,184)	(279)	213,344
Cash and cash equivalents at beginning of period	7,719	40,018	2,450	50,187
Cash and equivalents at end of period	$224,526	$36,834	$2,171	$263,531

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(14,008)	$60,020	$107,151	$153,163
Cash flows from (used in) investing activities	18,617	(67,801)	(66,495)	(115,679)
Cash flows from (used in) financing activities	(4,779)	6,245	(44,575)	(43,109)
Effect of exchange rates changes on cash	—	(1,797)	—	(1,797)
Change in cash and cash equivalents	(170)	(3,333)	(3,919)	(7,422)
Cash and cash equivalents at beginning of period	7,889	43,351	6,369	57,609
Cash and equivalents at end of period	$7,719	$40,018	$2,450	$50,187

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
as of December 31, 2010
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Birmingham, AL (a)	$17,048	$2,843	$29,286	$—	$4,224	$2,843	$33,510	$36,353	$11,703	1987	1/3/1996	15 - 40 Yrs
Phoenix - Biltmore, AZ (a)	18,850	4,694	38,998	—	3,653	4,694	42,651	47,345	15,337	1985	1/3/1996	15 - 40 Yrs
Phoenix – Crescent, AZ (b)	—	3,608	29,583	—	1,774	3,608	31,357	34,965	10,512	1986	6/30/1997	15 - 40 Yrs
Phoenix – Tempe, AZ (a)	22,944	3,951	34,371	—	2,831	3,951	37,202	41,153	11,356	1986	5/4/1998	15 - 40 Yrs
Anaheim – North, CA (a)	23,595	2,548	14,832	—	1,900	2,548	16,732	19,280	6,058	1987	1/3/1996	15 - 40 Yrs
Dana Point – Doheny Beach, CA (c)	18,125	1,787	15,545	—	3,349	1,787	18,894	20,681	6,262	1992	2/21/1997	15 - 40 Yrs
Indian Wells – Esmeralda Resort & Spa, CA (d)	—	30,948	73,507	—	1,784	30,948	75,291	106,239	5,687	1989	12/16/2007	15 - 40 Yrs
Los Angeles – International Airport – South, CA (a)	—	2,660	17,997	—	1,863	2,660	19,860	22,520	7,785	1985	3/27/1996	15 - 40 Yrs
Milpitas – Silicon Valley, CA(a)	11,085	4,021	23,677	—	3,590	4,021	27,267	31,288	9,755	1987	1/3/1996	15 - 40 Yrs
Napa Valley, CA (a)	15,508	2,218	14,205	—	2,853	2,218	17,058	19,276	5,926	1985	5/8/1996	15 - 40 Yrs
Oxnard - Mandalay Beach – Hotel & Resort, CA (a)	34,381	2,930	22,125	—	7,845	2,930	29,970	32,900	9,805	1986	5/8/1996	15 - 40 Yrs
San Diego – On the Bay, CA (e)	(j)	—	68,229	—	8,659	—	76,888	76,888	28,644	1965	7/28/1998	15 - 40 Yrs
San Francisco – Airport/Burlingame, CA (a)	(j)	—	39,929	—	2,172	—	42,101	42,101	15,493	1986	11/6/1995	15 - 40 Yrs
San Francisco – Airport/South San Francisco, CA (a)	24,312	3,418	31,737	—	3,667	3,418	35,404	38,822	12,791	1988	1/3/1996	15 - 40 Yrs
San Francisco - Fisherman’s Wharf, CA (e)	(j)	—	61,883	—	3,064	—	64,947	64,947	31,933	1970	7/28/1998	15 - 40 Yrs
San Francisco –Union Square, CA (f)	(j)	8,466	73,684	(434)	48,475	8,032	122,159	130,191	28,291	1970	7/28/1998	15 - 40 Yrs
Santa Barbara – Goleta, CA (e)	14,946	1,683	14,647	4	1,579	1,687	16,226	17,913	4,914	1969	7/28/1998	15 - 40 Yrs
Santa Monica Beach – at the Pier, CA (e)	27,197	10,200	16,580	—	337	10,200	16,917	27,117	2,884	1967	3/11/2004	15 - 40 Yrs
Toronto - Airport, Canada (e)	(j)	—	21,041	—	17,556	—	38,597	38,597	12,942	1970	7/28/1998	15 - 40 Yrs
Toronto - Yorkdale, Canada (e)	(j)	1,566	13,633	829	15,199	2,395	28,832	31,227	10,326	1970	7/28/1998	15 - 40 Yrs
Wilmington, DE (c)	7,800	1,379	12,487	—	11,190	1,379	23,677	25,056	7,485	1972	3/20/1998	15 - 40 Yrs
Boca Raton, FL (a)	10,875	1,868	16,253	—	3,163	1,868	19,416	21,284	7,724	1989	2/28/1996	15 - 40 Yrs
Deerfield Beach – Resort & Spa, FL (a)	28,420	4,523	29,443	68	6,131	4,591	35,574	40,165	12,243	1987	1/3/1996	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2010
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Ft. Lauderdale – 17th Street, FL (a)	$19,691	$5,329	$47,850	(163)	$4,955	$5,166	$52,805	$57,971	$19,224	1986	1/3/1996	15 - 40 Yrs
Ft. Lauderdale – Cypress Creek, FL (b)	13,862	3,009	26,177	—	2,592	3,009	28,769	31,778	9,065	1986	5/4/1998	15 - 40 Yrs
Jacksonville – Baymeadows, FL (a)	23,590	1,130	9,608	—	7,993	1,130	17,601	18,731	6,410	1986	7/28/1994	15 - 40 Yrs
Miami – International Airport, FL (a)	18,292	4,135	24,950	—	5,954	4,135	30,904	35,039	10,509	1983	1/3/1996	15 - 40 Yrs
Orlando – International Airport, FL (e)	8,670	2,549	22,188	6	3,011	2,555	25,199	27,754	8,209	1984	7/28/1998	15 - 40 Yrs
Orlando – International Drive South/Convention, FL (a)	19,975	1,632	13,870	—	3,067	1,632	16,937	18,569	6,737	1985	7/28/1994	15 - 40 Yrs
Orlando (North), FL (a)	(j)	1,673	14,218	(18)	8,332	1,655	22,550	24,205	8,745	1985	7/28/1994	15 - 40 Yrs
Orlando – Walt Disney World Resort, FL (c)	(j)	—	28,092	—	1,639	—	29,731	29,731	11,653	1987	7/28/1997	15 - 40 Yrs
St. Petersburg – Vinoy Resort & Golf Club, FL (d)	—	—	100,823	—	3,715	—	104,538	104,538	8,492	1925	12/16/2007	15 - 40 Yrs
Tampa – Tampa Bay, FL (c)	12,950	2,142	18,639	1	2,828	2,143	21,467	23,610	7,296	1986	7/28/1997	15 - 40 Yrs
Atlanta – Airport, GA (a)	11,947	2,568	22,342	—	2,922	2,568	25,264	27,832	7,718	1989	5/4/1998	15 - 40 Yrs
Atlanta – Buckhead, GA (a)	34,584	7,303	38,996	(300)	2,811	7,003	41,807	48,810	14,538	1988	10/17/1996	15 - 40 Yrs
Atlanta – Galleria, GA (b)	17,328	5,052	28,507	—	1,911	5,052	30,418	35,470	10,220	1990	6/30/1997	15 - 40 Yrs
Atlanta – Gateway-Atlanta Airport, GA (b)	(j)	5,113	22,857	—	1,889	5,113	24,746	29,859	8,063	1986	6/30/1997	15 - 40 Yrs
Chicago – Gateway – O’Hare, IL (b)	—	8,178	37,043	—	4,263	8,178	41,306	49,484	12,804	1994	6/30/1997	15 - 40 Yrs
Indianapolis – North, IN (a)	11,321	5,125	13,821	—	7,492	5,125	21,313	26,438	9,195	1986	8/1/1996	15 - 40 Yrs
Lexington – Lexington Green, KY (g)	17,721	1,955	13,604	—	870	1,955	14,474	16,429	5,216	1987	1/10/1996	15 - 40 Yrs
Baton Rouge, LA (a)	12,079	2,350	19,092	1	2,335	2,351	21,427	23,778	7,711	1985	1/3/1996	15 - 40 Yrs
New Orleans – Convention Center, LA (a)	27,770	3,647	31,993	—	8,438	3,647	40,431	44,078	15,451	1984	12/1/1994	15 - 40 Yrs
New Orleans – French Quarter, LA (e)	(j)	—	50,732	—	9,473	—	60,205	60,205	19,053	1969	7/28/1998	15 - 40 Yrs
Boston – at Beacon Hill, MA(e)	(j)	—	45,192	—	9,028	—	54,220	54,220	22,000	1968	7/28/1998	15 - 40 Yrs
Boston – Copley Plaza, MA(h)	—	27,600	62,500	—	44	27,600	62,544	90,144	521	1912	8/18/2010	15 - 40 Yrs
Boston – Marlborough, MA (a)	20,544	948	8,143	761	14,608	1,709	22,751	24,460	7,770	1988	6/30/1995	15 - 40 Yrs

FELCOR LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2010
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation Buildings & Improvements			Life Upon Which Depreciation is Computed
Location	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total		Year Opened	Date Acquired
Baltimore – at BWI Airport, MD(a)	$21,229	$2,568	$22,433	$(2)	$3,694	$2,566	$26,127	28,693	8,748	1987	3/20/1997	15 - 40 Yrs
Bloomington, MN (a)	18,350	2,038	17,731	—	3,111	2,038	20,842	22,880	6,851	1980	2/1/1997	15 - 40 Yrs
Minneapolis – Airport, MN (a)	19,517	5,417	36,508	24	2,125	5,441	38,633	44,074	14,210	1986	11/6/1995	15 - 40 Yrs
St Paul – Downtown, MN (a)	—	1,156	17,315	—	1,726	1,156	19,041	20,197	6,902	1983	11/15/1995	15 - 40 Yrs
Charlotte – SouthPark, NC (c)	18,152	1,458	12,681	—	3,245	1,458	15,926	17,384	3,638	N/A	7/12/2002	15 - 40 Yrs
Raleigh/Durham, NC (c)	17,290	2,124	18,476	—	2,307	2,124	20,783	22,907	6,897	1987	7/28/1997	15 - 40 Yrs
Philadelphia – Historic District, PA (e)	26,298	3,164	27,535	7	9,403	3,171	36,938	40,109	12,553	1972	7/28/1998	15 - 40 Yrs
Philadelphia – Society Hill, PA(b)	43,184	4,542	45,121	—	7,872	4,542	52,993	57,535	16,560	1986	10/1/1997	15 - 40 Yrs
Pittsburgh – at University Center (Oakland), PA (e)	14,753	—	25,031	—	3,018	—	28,049	28,049	9,028	1988	11/1/1998	15 - 40 Yrs
Charleston – Mills House, SC(e)	25,538	3,251	28,295	7	5,021	3,258	33,316	36,574	9,615	1982	7/28/1998	15 - 40 Yrs
Myrtle Beach – Oceanfront Resort, SC (a)	(j)	2,940	24,988	—	5,501	2,940	30,489	33,429	9,946	1987	12/5/1996	15 - 40 Yrs
Myrtle Beach Resort (g)	21,296	9,000	19,844	6	29,520	9,006	49,364	58,370	9,163	1974	7/23/2002	15 - 40 Yrs
Nashville – Airport – Opryland Area, TN (a)	18,698	1,118	9,506	—	1,502	1,118	11,008	12,126	4,930	1985	7/28/1994	15 - 40 Yrs
Nashville – Opryland – Airport (Briley Parkway), TN (e)	(j)	—	27,734	—	3,271	—	31,005	31,005	12,802	1981	7/28/1998	15 - 40 Yrs
Austin, TX (c)	8,510	2,508	21,908	—	2,860	2,508	24,768	27,276	8,574	1987	3/20/1997	15 - 40 Yrs
Corpus Christi, TX (a)	7,501	1,113	9,618	51	4,491	1,164	14,109	15,273	4,951	1984	7/19/1995	15 - 40 Yrs
Dallas – DFW International Airport South, TX (a)	19,302	4,041	35,156	—	1,167	4,041	36,323	40,364	10,907	1985	7/28/1998	15 - 40 Yrs
Dallas – Love Field, TX (a)	16,500	1,934	16,674	—	3,344	1,934	20,018	21,952	7,353	1986	3/29/1995	15 - 40 Yrs
Dallas – Market Center, TX (a)	(j)	2,560	23,751	—	2,388	2,560	26,139	28,699	8,543	1980	6/30/1997	15 - 40 Yrs
Dallas – Park Central, TX (i)	—	4,513	43,125	762	7,865	5,275	50,990	56,265	16,558	1983	6/30/1997	15 - 40 Yrs
Houston - Medical Center, TX(e)	22,579	—	22,027	—	5,004	—	27,031	27,031	7,980	1984	7/28/1998	15 - 40 Yrs
San Antonio - International Airport, TX (e)	23,800	3,351	29,168	(185)	3,915	3,166	33,083	36,249	10,590	1981	7/28/1998	15 - 40 Yrs
Burlington Hotel & Conference Center, VT (b)	30,710	3,136	27,283	(2)	2,751	3,134	30,034	33,168	9,665	1967	12/4/1997	15 - 40 Yrs
	$918,617	$248,681	$1,976,817	$1,423	$382,129	$250,104	$2,358,946	$2,609,050	$729,420

FELCOR LODGING LODGING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation – (continued)
as of December 31, 2010
(in thousands)

(a)    Embassy Suites Hotel
(b)    Sheraton
(c)    Doubletree Guest Suites
(d)    Renaissance Resort
(e)    Holiday Inn
(f)    Marriott
(g)    Hilton
(h)    Fairmont
(i)    Westin
(j)    This hotel provides collateral for our $636 million senior notes due in October 2014.

	Year Ended December 31,
	2010	2009	2008
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$2,541,962	$2,586,034	$2,542,784
Additions during period:
Acquisitions	90,100	—	—
Improvements	22,863	51,895	43,250
Deductions during period:
Disposition of properties	—	(95,967)	—
Foreclosures	(45,875)	—	—
Balance at end of period before impairment charges	2,609,050	2,541,962	2,586,034
Cumulative impairment charges on real estate assets owned at end of period	(179,477)	(49,680)	(101,424)
Balance at end of period	$2,429,573	$2,492,282	$2,484,610
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$672,160	$629,920	$567,954
Additions during period:
Depreciation for the period	71,821	69,408	61,966
Deductions during period:
Disposition of properties	(14,561)	(27,168)	—
Balance at end of period	$729,420	$672,160	$629,920

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of FelCor’s management, including its chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and principal financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective, such that the information relating to us required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to FelCor's management, including its chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we have concluded that, as of December 31, 2010, our internal control over financial reporting is effective, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page 57 of this Annual Report.

PART III

Item 10.   Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.   Executive Compensation

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, or in Item 5 of this Annual Report for the year ended December 31, 2010, and is incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information called for by this Item is contained in FelCor's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as a part of this report:

(1)       Financial Statements.

Included herein at pages 56 through 96.

(2)       Financial Statement Schedules.

The following financial statement schedule is included herein at pages 97 through 100.

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

3.1
Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (“FelCor LP”), dated as of December 31, 2001 (filed as Exhibit 10.1 to FelCor Lodging Trust Incorporated's (“FelCor’s”) Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference).

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

3.1.7
Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of FelCor LP, dated as of April 7, 2005, which contains Addendum No. 4 to the Second Amended and Restated Agreement of Limited Partnership of FelCor Lodging Limited Partnership (filed as Exhibit 10.1.8 to FelCor’s Form 8-K, dated April 6, 2005, and incorporated herein by reference).

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

4.1.2
Second Supplemental Indenture dated as of October 13, 2009, by and among FelCor, FelCor Lodging Limited Partnership (“FelCor LP”), certain subsidiary guarantors named therein, FelCor Holdings Trust, FelCor Escrow Holdings, L.L.C. and U.S. Bank National Association (filed as Exhibit 4.2 to FelCor’s Form 8-K dated, October 13, 2009, and incorporated herein by reference).

4.1.3
Third Supplemental Indenture dated as of March 23, 2010, by and among FelCor, FelCor LP, certain subsidiary guarantors named therein, FelCor Holdings Trust and U.S. Bank National Association (Filed as Exhibit 4.1 to FelCor's Form 10-Q for the quarter ended March 31, 2010 (the “May 2010 Form 10-Q”), and incorporated herein by reference).

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

10.9	Savings and Investment Plan of FelCor (filed as Exhibit 10.10 to the 2001 Form 10-K and incorporated herein by reference).

10.10	2001 Restricted Stock and Stock Option Plan of FelCor (filed as Exhibit 10.14 to the 2002 Form 10-K and incorporated herein by reference).

10.11	Form of Nonstatutory Stock Option Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.16 to the 2004 Form 10-K and incorporated herein by reference).

10.12	Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor (filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference).

10.13
FelCor’s 2005 Restricted Stock and Stock Option Plan as amended (filed as Exhibit 4.4 to FelCor’s Registration Statement on Form S-8 (Registration File No. 333-151066) and incorporated herein by reference).

10.14
Form of Employee Stock Grant Contract under Restricted Stock and Stock Option Plans of FelCor applicable to grants in 2005 and thereafter (filed as Exhibit 10.33 to FelCor’s Form 8-K, dated April 26, 2005, and incorporated herein by reference).

10.15
Form of Employee Stock Grant and Supplemental Long-Term Cash Payment Agreement dated as of February 19, 2009 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 20, 2009, and incorporated herein by reference).

10.15.1
Amendment to Employee Stock Grant and Supplemental Long-Term Cash Payment Agreement dated as of February 19, 2009 (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.16	Form of Restricted Payment Contract (filed as Exhibit 10.2 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

10.17	Form of Employee Stock Grant Contract (filed as Exhibit 10.3 to FelCor’s Form 8-K, dated December 28, 2009, and incorporated herein by reference).

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

10.19
Form of Guaranty Agreement by and among FelCor, FelCor LP and individual employees of FelCor (filed as Exhibit 10.2 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.20	Summary of Amended Annual Compensation Program for Directors of FelCor (filed as exhibit 10.21 to FelCor's Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.21	Summary of FelCor’s Performance-Based Annual Incentive Compensation Programs (filed as Exhibit 10.1 to FelCor’s Form 8-K, dated February 18, 2010, and incorporated herein by reference).

10.22.1
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

10.22.2
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

10.22.3
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

10.22.4
Form of Guaranty of Recourse of Borrower, each dated either May 26, 2004, June 10, 2004 or July 19, 2004, made by FelCor LP in favor of JPMorgan Chase Bank (filed as Exhibit 10.34.3 to FelCor's Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.23.1
Loan Agreement, dated as of November 10, 2006, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender, relating to a $250 million loan from lender to borrower (filed as Exhibit 10.35.1 to the FelCor’s Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), and incorporated herein by reference).

10.23.1.1
First Amendment to Loan Agreement and Other Loan Documents, dated as of January 31, 2007, by and among FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, and Bank of America, N.A., as lender (filed as Exhibit 10.35.1 to the 2006 Form 10-K and incorporated herein by reference).

10.23.2
Form of Morgage, Deed of Trust and Security Agreement, each dated as of November 10, 2006, from FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C., as borrowers, in favor of Bank of America, N.A., as lender, each covering a separate hotel and securing the Mortgage Loan (filed as Exhibit 10.35.2 to the 2006 Form 10-K and incorporated herein by reference).

10.23.3
Form of Amended and Restated Promissory Note, each dated as of January 31, 2007, made by FelCor/JPM Hotels, L.L.C. and DJONT/JPM Leasing, L.L.C. payable to the order of either Bank of America, N.A. or JPMorgan Chase Bank, N.A., as lender, in the original aggregate principal amount of $250 million (filed as Exhibit 10.35.3 to teh 2006 Form 10-K and incorporated herein by reference).

10.23.4
Guaranty of Recourse Obligations of Borrowers, dated as of November 10, 2006, made by FelCor LP in favor of Bank of America, N.A. (filed as Exhibit 10.35.4 to the 2006 Form 10-K and incorporated herein by reference).

10.24.1
Loan Agreement, dated March 31, 2009, by and between FelCor/CSS (SPE), L.L.C., as borrower, The Prudential Insurance Company of America, as lender, and joined by DJONT Operations, L.L.C. (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.24.2
Form of Mortgage and Security Agreement, dated March 31, 2009, executed by FelCor/CSS (SPE), L.L.C. and DJONT Operations, L.L.C. for the benefit of The Prudential Insurance Company of America (filed as Exhibit 10.4 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.24.3
Promissory Note, dated March 31, 2009, made by FelCor/CSS (SPE), L.L.C., as borrower, in favor of The Prudential Insurance Company of America (filed as Exhibit 10.5 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.24.4
Recourse Liabilities Guarantee, dated March 31, 2009, made by FelCor and FelCor LP in favor of The Prudential Insurance Company of America (filed as Exhibit 10.6 to FelCor’s Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).

10.25.1
Term Loan Agreement, dated as of June 12, 2009, among FelCor/JPM Hospitality (SPE), L.L.C. and DJONT/JPM Hospitality Leasing (SPE), L.L.C., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party hereto (filed as Exhibit 10.1 to FelCor’s Form 10-Q for the quarter ended June 3, 2009, and incorporated herein by reference).

10.25.2
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

10.25.3
Form of Note, dated as of June 12, 2009, executed by FelCor/JPM Hospitality (SPE), L.L.C. and DJONT/JPM Hospitality Leasing (SPE), L.L.C. for the benefit of the lenders (filed as Exhibit 10.3 to FelCor’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.25.4
Form of Carve Out Guaranty, dated as of June 12, 2009, by FelCor in favor of JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to FelCor’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.25.5
Form of Recourse Guaranty, dated as of June 12, 2009, by FelCor in favor of JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to FelCor’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.26.1
Pledge Agreement dated October 13, 2009, by and among FelCor, FelCor LP, certain subsidiary pledgors named therein, FelCor Holdings Trust, and U.S. Bank National Association (filed as Exhibit 10.1 to FelCor’s Form 8-K dated October 13, 2009, and incorporated herein by reference).

10.26.2
Form of Mortgage, Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among FelCor Lodging Trust Incorporated, FelCor Lodging Limited Partnership, certain of their subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral agent, relating to the 10% Senior Secured Notes due 2014 (Filed as exhibit 10.1 to the May 2010 Form 10-Q and incorporated herein by reference).

10.27.1
Credit Agreement, dated as of May 3, 2010, by and among FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB SSF Holdings, L.P., FelCor S-4 Hotels (SPE), L.L.C., DJONT/CMB Buckhead Leasing, L.L.C., DJONT/CMB FCOAM, L.L.C., DJONT/CMB Corpus Leasing, L.L.C., DJONT/CMB Orsouth Leasing, L.L.C., DJONT/CMB SSF Leasing, L.L.C., FelCor S-4 Leasing (SPE), L.L.C., FCH/SH Leasing II, L.L.C., and Fortress Credit Corp. (as administrative agent and initial lender) (filed as exhibit 10.33.1 to FelCor's Registration Statement on Form S-11 (Registration File No. 333-166779) (“FelCor's S-11 filed May 13, 2010”) and incorporated herein by reference).

10.27.2
Form of Promissory Note, dated as of May 3, 2010, executed by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB SSF Holdings, L.P., FelCor S-4 Hotels (SPE), L.L.C., DJONT/CMB Buckhead Leasing, L.L.C., DJONT/CMB FCOAM, L.L.C., DJONT/CMB Corpus Leasing, L.L.C., DJONT/CMB Orsouth Leasing, L.L.C., DJONT/CMB SSF Leasing, L.L.C., and FelCor S-4 Leasing (SPE), L.L.C. ) (filed as exhibit 10.33.2 to FelCor's S-11 filed May 13, 2010 and incorporated herein by reference).

10.27.3
Pledge and Security Agreement, dated as of May 3, 2010, by and among FelCor LP, DJONT Operations, L.L.C., FelCor TRS Holdings, L.L.C., FelCor/CSS Holdings, L.P., and Fortress Credit Corp. (filed as exhibit 10.33.3 to FelCor's S-11 filed May 13, 2010 and incorporated herein by reference).

10.27.4
Form of Mortgage, Fixture Filing and Security Agreement, dated as of May 3, 2010, granted by FelCor/CMB Buckhead Hotel, L.L.C., FelCor/CMB Marlborough Hotel, L.L.C., FelCor/CMB Corpus Holdings, L.P., FelCor/CMB Orsouth Holdings, L.P., FelCor/CMB SSF Holdings, L.P., FelCor S-4 Hotels (SPE), L.L.C., DJONT/CMB Buckhead Leasing, L.L.C., DJONT/CMB FCOAM, L.L.C., DJONT/CMB Corpus Leasing, L.L.C., DJONT/CMB Orsouth Leasing, L.L.C., DJONT/CMB SSF Leasing, L.L.C., and FelCor S-4 Leasing (SPE), L.L.C for the benefit of Fortress Credit Corp. (filed as exhibit 10.33.4 to FelCor's S-11 filed May 13, 2010 and incorporated herein by reference).

10.27.5	Guaranty, dated as of May 3, 2010, granted by FelCor LP in favor of Fortress Credit Corp. (filed as exhibit 10.33.5 to FelCor's S-11 filed May 13, 2010 and incorporated herein by reference).

21*	List of Subsidiaries of FelCor LP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

----------------------
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware Limited Partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

	By:	/s/ Jonathan H. Yellen
Jonathan H. Yellen
Executive Vice President
Date:	February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
February 24, 2011	/s/ Richard A. Smith
Richard A. Smith President and Director (Chief Executive Officer)
February 24, 2011	/s/ Andrew J. Welch
Andrew J. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 24, 2011	/s/ Lester C. Johnson
Lester C. Johnson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 24, 2011	/s/ Thomas J. Corcoran, Jr.
Thomas J. Corcoran, Jr. Chairman of the Board and Director
February 24, 2011	/s/ Melinda J. Bush
Melinda J. Bush, Director
February 24, 2011	/s/ Glenn A. Carlin
Glenn A. Carlin, Director

Robert F. Cotter, Director
February 24, 2011	/s/Christopher J. Hartung
Christopher J. Hartung, Director

February 24, 2011	/s/ Thomas C. Hendrick
Thomas C. Hendrick, Director

February 24, 2011	/s/ Charles A. Ledsinger, Jr.
Charles A. Ledsinger, Jr., Director

February 24, 2011	/s/ Robert H. Lutz, Jr.
Robert H. Lutz, Jr., Director
February 24, 2011	/s/ Robert A. Mathewson
Robert A. Mathewson, Director
February 24, 2011	/s/ Mark D. Rozells
Mark D. Rozells, Director
February 24, 2011	/s/ C. Brian Strickland
C. Brian Strickland, Director