Form 10-Q
period 2011-03-31
FelCor Lodging LP
filed 2011-05-04
CIK 1048789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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
☐ Yes    ☒ No

FELCOR LODGING LIMITED PARTNERSHIP

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2011	2010
Assets
Investment in hotels, net of accumulated depreciation of $998,506 and $982,564 at March 31, 2011 and December 31, 2010, respectively	$1,960,848	$1,985,779
Investment in unconsolidated entities	73,972	75,920
Hotel held for sale	18,533	—
Cash and cash equivalents	91,040	200,972
Restricted cash	19,254	16,702
Accounts receivable, net of allowance for doubtful accounts of $683 and $696 at March 31, 2011 and December 31, 2010, respectively	36,878	27,851
Deferred expenses, net of accumulated amortization of $14,863 and $17,892 at March 31, 2011 and December 31, 2010, respectively	22,245	19,940
Other assets	25,438	32,271
Total assets	$2,248,208	$2,359,435
Liabilities and Partners' Capital
Debt, net of discount of $50,432 and $53,193 at March 31, 2011 and December 31, 2010, respectively	$1,466,798	$1,548,309
Distributions payable	76,293	76,293
Accrued expenses and other liabilities	154,478	144,451
Total liabilities	1,697,569	1,769,053
Commitments and contingencies
Redeemable units at redemption value, 285 units issued and outstanding at March 31, 2011 and December 31, 2010	1,745	2,004
Capital:
Preferred units, $0.01 par value, 20,000 units authorized:
Series A Cumulative Convertible Preferred Units, 12,880 units issued and outstanding at March 31, 2011 and December 31, 2010	309,362	309,362
Series C Cumulative Redeemable Preferred Units, 68 units issued and outstanding at March 31, 2011 and December 31, 2010	169,412	169,412
Common units, 96,872 and 101,038 units issued at March 31, 2011 and December 31, 2010, respectively	22,782	63,235
Accumulated other comprehensive income	27,866	26,574
Total FelCor LP partners' capital	529,422	568,583
Noncontrolling interests	19,472	19,795
Total partners' capital	548,894	588,378
Total liabilities and partners' capital	$2,248,208	$2,359,435

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(unaudited, in thousands, except for per unit data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Hotel operating revenue	$235,105	$216,758
Other revenue	225	365
Total revenues	235,330	217,123
Expenses:
Hotel departmental expenses	85,422	77,672
Other property related costs	69,457	62,702
Management and franchise fees	10,942	10,145
Taxes, insurance and lease expense	20,723	22,379
Corporate expenses	9,537	9,847
Depreciation and amortization	35,317	36,284
Other expenses	631	561
Total operating expenses	232,029	219,590

Operating income (loss)	3,301	(2,467)
Interest expense, net	(33,765)	(35,403)
Extinguishment of debt	(245)	—
Loss before equity in loss from unconsolidated entities and gain on involuntary conversion	(30,709)	(37,870)
Equity in loss from unconsolidated entities	(1,583)	(1,474)
Gain on involuntary conversion	150	—
Loss from continuing operations	(32,142)	(39,344)
Discontinued operations	416	(23,598)
Net loss	(31,726)	(62,942)
Net loss (income) attributable to noncontrolling interests	(58)	229
Net loss attributable to FelCor LP	(31,784)	(62,713)
Preferred distributions	(9,678)	(9,678)
Net loss attributable to FelCor LP common unitholders	$(41,462)	$(72,391)
Basic and diluted per common unit data:
Loss from continuing operations	$(0.44)	$(0.77)
Net loss	$(0.43)	$(1.14)
Basic and diluted weighted average common units outstanding	95,635	63,770

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2011 and 2010
(unaudited, in thousands)

	Three Months Ended March 31,

	2011	2010
Net loss	$(31,726)	$(62,942)
Foreign currency translation adjustment	1,292	2,079
Comprehensive loss	(30,434)	(60,863)
Comprehensive loss (income) attributable to noncontrolling interests	(58)	229
Comprehensive loss attributable to FelCor LP	$(30,492)	$(60,634)

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2011 and 2010
(unaudited, in thousands)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2009	$478,774	$157,705	$23,637	$22,583		$682,699
FelCor restricted stock compensation	—	999	—	—		999
Distributions	—	(9,678)	—	(602)		(10,280)
Allocation to redeemable units	—	(619)	—	—		(619)
Other	—	(10)	—	—		(10)
Comprehensive income (loss):
Foreign exchange translation			2,079		$2,079
Net loss		(62,713)		(229)	(62,942)
Comprehensive loss					$(60,863)	(60,863)
Balance at March 31, 2010	$478,774	$85,684	$25,716	$21,752		$611,926

Balance at December 31, 2010	$478,774	$63,235	$26,574	$19,795		$588,378
FelCor restricted stock compensation	—	752	—	—		752
Contributions	—	—	—	64		64
Distributions	—	(9,678)	—	(445)		(10,123)
Allocation to redeemable units	—	259	—	—		259
Other	—	(2)	—	—		(2)
Comprehensive income (loss):
Foreign exchange translation			1,292		$1,292
Net loss		(31,784)		58	(31,726)
Comprehensive loss					$(30,434)	(30,434)
Balance at March 31, 2011	$478,774	$22,782	$27,866	$19,472		$548,894

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(31,726)	$(62,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,671	37,598
Amortization of deferred financing fees and debt discount	4,715	4,131
Amortization of unearned officers’ and directors’ compensation	1,803	1,616
Equity in loss from unconsolidated entities	1,583	1,474
Distributions of income from unconsolidated entities	165	142
Extinguishment of debt	252	—
Impairment loss	—	21,060
Changes in assets and liabilities:
Accounts receivable	(9,316)	(7,269)
Restricted cash – operations	(458)	984
Other assets	(3,090)	(1,879)
Accrued expenses and other liabilities	6,206	33,597
Net cash flow provided by operating activities	5,805	28,512
Cash flows from investing activities:
Improvements and additions to hotels	(15,038)	(8,200)
Additions to condominium project	(65)	(110)
Change in restricted cash – investing	(2,094)	(1,219)
Insurance proceeds	11	—
Distributions from unconsolidated entities	200	559
Contributions to unconsolidated entities	—	(300)
Net cash flow used in investing activities	(16,986)	(9,270)
Cash flows from financing activities:
Proceeds from borrowings	185,040	81
Repayment of borrowings	(269,318)	(4,783)
Payment of deferred financing fees	(4,491)	(1,695)
Distributions paid to noncontrolling interests	(445)	(602)
Contributions from noncontrolling interests	64	—
Distributions paid to preferred unitholders	(9,678)	—
Net cash flow used in financing activities	(98,828)	(6,999)
Effect of exchange rate changes on cash	77	234
Net change in cash and cash equivalents	(109,932)	12,477
Cash and cash equivalents at beginning of periods	200,972	263,531
Cash and cash equivalents at end of periods	$91,040	$276,008

Supplemental cash flow information – interest paid	$12,095	$14,166

The accompanying notes are an integral part of these consolidated financial statements.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

FelCor Lodging Limited Partnership, or FelCor LP, held ownership interests in i) 81 hotels in continuing operations with approximately 23,000 rooms and ii) one hotel designated as held for sale at March 31, 2011. The sole general partner of FelCor LP is FelCor Lodging Trust Incorporated (NYSE: FCH), or FelCor, a Maryland corporation operating as a real estate investment trust, or REIT. All of FelCor's operations are conducted solely through FelCor LP, and at March 31, 2011, FelCor owned a greater than 99% partnership interest in FelCor LP. At March 31, 2011, we had 97,156,344 redeemable and common units of FelCor LP outstanding.

We lease all but one of our hotels to our taxable REIT subsidiaries (or TRS).  These subsidiaries (our operating lessees) have engaged independent third-party management companies to manage the hotels.

Of the 81 hotels included in continuing operations we owned a 100% interest in 63 hotels, a 90% interest in entities owning three hotels, an 82% interest in an entity owning one hotel, a 60% interest in an entity owning one hotel and a 50% interest in entities owning 13 hotels.  We consolidate our real estate interests in the 68 hotels in which we held greater than 50% ownership interests, and we record the real estate interests of the 13 hotels in which we held 50% ownership interests using the equity method.

At March 31, 2011, 80 of the 81 hotels were leased to operating lessees, and one 50%-owned hotel was operated without a lease.  We held majority interests and had direct or indirect controlling interests in all of the operating lessees.  Because we owned controlling interests in these lessees (including lessees of 12 of the 13 hotels in which we owned 50% of the real estate interests), we consolidated our lessee interests in these hotels (we refer to these 80 hotels as our Consolidated Hotels) and reflect 100% of those hotels’ revenues and expenses on our statement of operations.  Of our Consolidated Hotels, we owned 50% of the real estate interests in each of 12 hotels (we accounted for the ownership in our real estate interests of these hotels by the equity method) and majority real estate interests in each of the remaining 68 hotels (we consolidate our real estate interest in these hotels).

The following table illustrates the distribution of our 80 Consolidated Hotels among our brands at March 31, 2011:

Brand	Hotels	Rooms
Embassy Suites Hotels®	44	11,450
Holiday Inn®	15	5,154
Sheraton® and Westin®	8	2,774
Doubletree® and Hilton®	9	2,030
Marriott® and Renaissance®	3	1,321
Fairmont®	1	383
Total	80	23,112

At March 31, 2011, our Consolidated Hotels were located in the United States (78 hotels in 22 states) and Canada (two hotels in Ontario), with concentrations in California (15 hotels), Florida (12 hotels) and Texas (11 hotels).  Approximately 54% of our hotel room revenues were generated from hotels in these three states during the first three months of 2011.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization — (continued)

At March 31, 2011, of our 80 Consolidated Hotels: (i) subsidiaries of Hilton Hotels Corporation, or Hilton, managed 52 hotels, (ii) subsidiaries of InterContinental Hotels Group, or IHG, managed 15 hotels, (iii) subsidiaries of Starwood Hotels & Resorts Worldwide Inc., or Starwood, managed eight hotels, (iv) subsidiaries of Marriott International Inc., or Marriott, managed three hotels, (v) a subsidiary of Fairmont Hotels and Resorts, or Fairmont, managed one hotel, and (vi) an independent management company managed one hotel.

Our hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31.  Our three-month period ending March 31, 2011 and 2010 includes the results of operations for our Marriott-managed hotels for the 12 week period ending March 25, 2011 and March 26, 2010, respectively.

The information in our consolidated financial statements for the three months ended March 31, 2011 and 2010 is unaudited.  Preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying financial statements for the three months ended March 31, 2011 and 2010, include adjustments based on management's estimates (consisting of normal and recurring accruals), which we consider necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of actual operating results for the entire year.

2.	Change in Accounting Estimate

Effective January 1, 2011, we reclassified certain inventory (such as china, glass, silver, and linen) aggregating $10.3 million to investment in hotels from other assets. We believe this classification to be preferable to its prior classification because we receive a long-term benefit (approximately three years) from these inventories, similar to other long-term physical assets, which are classified as investment in hotels. This change was considered a change in accounting estimate inseparable from a change in accounting policy, and will result in changes to our depreciation expense prospectively. As a result, existing inventories will be amortized over a three-year period. Prospectively, significant additions in conjunction with major renovations, expansions or changes in brand standards for these inventories will be capitalized at acquisition, and depreciated over a three year estimated useful life. Minor replacement or replenishment of inventory will be expensed when purchased.

3.    Investment in Unconsolidated Entities

We owned 50% interests in joint ventures that owned 13 hotels at March 31, 2011 and December 31, 2010.  We also own a 50% interest in entities that own real estate in Myrtle Beach, South Carolina and provide condominium management services.  We account for our investments in these unconsolidated entities under the equity method.  We do not have any majority-owned subsidiaries that are not consolidated in our financial statements.  We make adjustments to our equity in income from unconsolidated entities related to the difference between our basis in investment in unconsolidated entities compared to the historical basis of the assets recorded by the joint ventures.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Unconsolidated Entities — (continued)

The following table summarizes combined balance sheet information for our unconsolidated entities (in thousands):

	March 31, 2011	December 31, 2010
Investment in hotels, net of accumulated depreciation	$187,242	$192,584
Total assets	$205,259	$209,742
Debt	$153,622	$154,590
Total liabilities	$157,653	$159,171
Equity	$47,606	$50,571

Our unconsolidated entities’ debt at March 31, 2011 and December 31, 2010 consisted entirely of non-recourse mortgage debt.

The following table sets forth summarized combined statement of operations information for our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2011	2010
Total revenues	$11,688	$12,739
Net loss	$(2,235)	$(3,136)

Net loss attributable to FelCor LP	$(1,118)	$(1,568)
Gain on joint venture liquidation	—	559
Depreciation of cost in excess of book value	(465)	(465)
Equity in loss from unconsolidated entities	$(1,583)	$(1,474)

The following table summarizes the components of our investment in unconsolidated entities (in thousands):

	March 31, 2011	December 31, 2010
Hotel-related investments	$14,875	$15,736
Cost in excess of book value of hotel investments	50,169	50,634
Land and condominium investments	8,928	9,550
	$73,972	$75,920

The following table summarizes the components of our equity in loss from unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2011	2010
Hotel investments	$(962)	$(905)
Other investments	(621)	(569)
Equity in loss from unconsolidated entities	$(1,583)	$(1,474)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Debt

Consolidated debt consisted of the following (dollars in thousands):

	Encumbered Hotels		Interest Rate (%)		Maturity Date	March 31, 2011	December 31, 2010
Secured line of credit(a)	11 hotels		L + 4.50		August 2014(b)	$145,000	$—
Mortgage debt
Mortgage debt	12 hotels		L + 0.93	(c)	November 2011	250,000	250,000
Mortgage debt	9 hotels		L + 5.10	(d)	April 2015	212,000	212,000
Mortgage debt	7 hotels		9.02		April 2014	112,109	113,220
Mortgage debt	5 hotels	(e)	6.66		June - August 2014	68,744	69,206
Mortgage debt	1 hotel		8.77		May 2013	27,770	27,770
Mortgage debt	1 hotel		5.81		July 2016	11,210	11,321
Mortgage debt	1 hotel		6.15		June 2011	7,473	7,800
Other	—		4.25		May 2011	563	524
Senior notes
Senior secured notes(f)	14 hotels		10.00		October 2014	585,573	582,821
Senior notes	—		9.00		June 2011	46,356	46,347
Retired debt	—		—		—	—	227,300
Total	61 hotels					$1,466,798	$1,548,309

(a)	The outstanding balance on the line of credit was paid subsequent to March 31, 2011. We currently have full availability under our $225 million line of credit.

(b)	This loan can be extended for one year (to 2015), subject to satisfying certain conditions.

(c)	We purchased an interest rate cap that caps LIBOR at 7.8% and expires November 2011 for a $250 million notional amount.

(d)	LIBOR for this loan is subject to a 3% floor. We purchased an interest rate cap that caps LIBOR at 5.0% and expires May 2012 for a $212 million notional amount.

(e)	The hotels securing this debt are subject to separate loan agreements and are not cross-collateralized.

(f)	These notes have $636 million in aggregate principal outstanding and were sold at a discount that provides an effective yield of 12.875% before transaction costs.

In March 2011, we closed a $225 million secured, revolving line of credit with a group of seven banks. At closing, we repaid two secured loans, totaling $198.3 million and $28.8 million, with a combination of $52.1 million of cash on hand and funds drawn under our new line of credit. The repaid loans would have matured in 2013 and 2012 (including extensions), respectively, and were secured by mortgages on 11 hotels. Those same hotels now secure repayment of amounts outstanding under the line of credit. The credit facility bears interest equal to LIBOR, plus 4.5%, with no LIBOR floor.

We reported $33.8 million and $35.4 million of interest expense for the three months ended March 31, 2011 and 2010, respectively, which is net of: (i) interest income of $41,000 and $105,000 and (ii) capitalized interest of $198,000 and $145,000, respectively.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Hotel Operating Revenue, Departmental Expenses, and Other Property Operating Costs

Hotel operating revenue from continuing operations was comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Room revenue	$184,366	$170,287
Food and beverage revenue	38,039	33,555
Other operating departments	12,700	12,916
Total hotel operating revenue	$235,105	$216,758

Nearly all of our revenue is comprised of hotel operating revenue, which includes room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as telephones, parking and business centers).  These revenues are recorded net of any sales or occupancy taxes collected from our guests. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us.  All revenues are recorded on an accrual basis, as earned.  Appropriate allowances are made for doubtful accounts, which are recorded as a bad debt expense.  The remainder of our revenue was derived from other sources.

Hotel departmental expenses from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Room	$49,528	21.1%	$45,480	21.0%
Food and beverage	29,859	12.7	26,254	12.1
Other operating departments	6,035	2.5	5,938	2.7
Total hotel departmental expenses	$85,422	36.3%	$77,672	35.8%

Other property operating costs from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2011		2010
	Amount	% of Total Hotel Operating Revenue	Amount	% of Total Hotel Operating Revenue
Hotel general and administrative expense	$23,063	9.8%	$20,225	9.3%
Marketing	21,356	9.1	18,698	8.6
Repair and maintenance	13,095	5.6	12,323	5.7
Utilities	11,943	5.0	11,456	5.3
Total other property operating costs	$69,457	29.5%	$62,702	28.9%

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Taxes, Insurance and Lease Expense

Taxes, insurance and lease expense from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Hotel lease expense(a)	$8,304	$7,758
Land lease expense(b)	2,235	2,155
Real estate and other taxes	7,419	8,968
Property insurance, general liability insurance and other	2,765	3,498
Total taxes, insurance and lease expense	$20,723	$22,379

(a)
Hotel lease expense is recorded by the consolidated operating lessees of 12 hotels owned by unconsolidated entities, and is partially (generally 49%) offset through noncontrolling interests in other partnerships.  Our 50% share of the corresponding lease income is recorded through equity in income from unconsolidated entities.  Hotel lease expense includes percentage rent of $2.9 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively.

(b)	Land lease expense includes percentage rent of $722,000 and $631,000 for the three months ended March 31, 2011 and 2010, respectively.

7.    Impairment

Our hotels comprise operations and cash flows that can clearly be distinguished, operationally and for financial reporting purposes, from the remainder of our operations.  Accordingly, we consider our hotels to be components for purposes of determining impairment charges and reporting discontinued operations.

During the quarter ended March 31, 2010, we recorded a $21.1 million impairment charge with regard to two hotels, which were subsequently transferred to their lenders in full satisfaction of the related debt. This impairment charge is reflected in discontinued operations.

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

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Discontinued Operations

We had one hotel held for sale at March 31, 2011.  We consider a sale to be probable within the next twelve months (for purposes of determining whether a hotel is held for sale) when a buyer completes its due diligence review of the asset, we have an executed contract for sale, and we have received a substantial non-refundable deposit.

Discontinued operations include results of operations for one hotel designated as held for sale at March 31, 2011, one hotel sold in 2010, and two hotels transferred to lenders in satisfaction of debt in 2010.  The following table summarizes the condensed financial information for those hotels (in thousands):

	Three Months Ended March 31,
	2011	2010
Hotel operating revenue	$2,241	$9,289
Operating expenses	(1,737)	(32,050)	(a)
Operating income (loss) from discontinued operations	$504	$(22,761)
Interest expense, net	(81)	(837)
Extinguishment of debt	(7)	—
Income (loss) from discontinued operations	$416	$(23,598)

(a)	Includes an impairment charge of $21.1 million.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Loss Per Unit

The following table sets forth the computation of basic and diluted loss per unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss attributable to FelCor LP	$(31,784)	$(62,713)
Discontinued operations attributable to FelCor LP	(416)	23,598
Loss from continuing operations attributable to FelCor LP	(32,200)	(39,115)
Less: Preferred distributions	(9,678)	(9,678)
Numerator for continuing operations attributable to FelCor LP common unitholders	(41,878)	(48,793)
Discontinued operations attributable to FelCor LP	416	(23,598)
Numerator for basic and diluted loss attributable to FelCor LP common unitholders	$(41,462)	$(72,391)
Denominator:
Denominator for basic and diluted loss per unit	95,635	63,770
Basic and diluted loss per unit data:
Loss from continuing operations	$(0.44)	$(0.77)
Discontinued operations	$—	$(0.37)
Net loss	$(0.43)	$(1.14)

Securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted loss per unit, because they would have been antidilutive for the periods presented, are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Series A convertible preferred units	9,985	9,985

Series A preferred distributions that would be excluded from net loss attributable to FelCor LP common unitholders, if these Series A preferred units were dilutive, were $6.3 million for the three months ended March 31, 2011 and 2010.

10.    Preferred Distributions

In January 2011, we reinstated our current quarterly preferred distribution and paid current quarterly distributions in January 2011. In March 2011, we declared current quarterly preferred distributions for the first quarter of $9.7 million, which are payable on May 2, 2011. We are unable to pay any common distributions unless and until all accrued and current preferred distributions are paid. FelCor's Board of Directors will determine whether and when to declare future distributions (including the accrued but unpaid preferred distributions) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.  We had $76.3 million of aggregate accrued distributions payable on our Series A and Series C preferred units at March 31, 2011 and December 31, 2010.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Fair Value of Financial Instruments

Disclosures about fair value of our financial instruments are based on pertinent information available to management as of March 31, 2011.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Our estimates of the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) our publicly-traded debt is based on observable market data; and (iii) our debt that is not traded publicly is based on estimated effective borrowing rates for debt with similar terms, loan to estimated fair value and remaining maturities (the estimated fair value of all our debt was $1.6 billion at March 31, 2011).

12.    Subsequent Events

We began marketing 14 non-strategic hotels for sale during the fourth quarter of 2010 and, as of the date of this filing, we had six of these hotels under contract for sale (including the hotel reported in discontinued operations for the quarter ended March 31, 2011) for estimated gross proceeds of $114 million.

In April 2011, we agreed to acquire two midtown Manhattan hotels, Royalton and Morgans (282 guest rooms, in total), for $140.0 million. We expect to close this transaction in the second quarter of 2011.

In April 2011, FelCor received approximately $159 million of aggregate net proceeds (after underwriting discounts and commissions) from a public offering of 27.6 million shares of its common stock. FelCor contributed the net proceeds to us in exchange for a like number of common units. Proceeds from this offering were used, on a temporary basis, to repay funds drawn on our line of credit.

In April 2011, our wholly-owned subsidiary sold $525.0 million in aggregate principal amount of its 6.75% senior secured notes due 2019. The transaction is expected to settle on May 10, 2011, at which time, the gross proceeds will be placed in escrow. Funds held in escrow will be released to us when we acquire Royalton and Morgans and we assume the initial issuer's obligations under those notes. We expect net proceeds after initial purchasers' discount and expenses to be approximately $512 million. If the proceeds are not released from escrow for any reason, the notes will be mandatorily redeemed (the redemption price would be the face amount of the notes, plus accrued interest through redemption).

Between our recent debt offering and FelCor's equity offering, we raised approximately $671 million in aggregate net proceeds. We expect to use those net proceeds as follows:

•	$140.0 million of the net proceeds from our debt offering will be used to fund our purchase of Royalton and Morgans.

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Subsequent Events — (continued)

•
We contemplate using a substantial portion of the net proceeds from FelCor's recent equity offering to redeem up to approximately $145 million of our 10% notes during the second quarter (the contractual redemption price is 110% of the face amount (i.e., up to $159 million), plus accrued but unpaid interest to the redemption date). Since a substantial portion of the net proceeds of FelCor's equity offering were used temporarily to repay outstanding borrowings under our line of credit, we will re-draw those funds under our line of credit to pay the aggregate redemption price.

•
We will use a portion of the net proceeds from our debt offering to repay funds drawn under our line of credit (at March 31, 2011, we had $145.0 million outstanding). As a consequence, our full $225 million line of credit will be available for general corporate purposes, including repayment of other debt and to fund future acquisitions.

•	We will use $46.4 million of those net proceeds to repay the remainder of our 9% senior secured notes due 2011 when they mature in the second quarter.

•
The remaining net proceeds from the two offerings will be used for general corporate purposes, including repayment of higher-cost debt (which has the dual effect of extending maturity by as much as five years and reducing our weighted average cost of debt) and future acquisitions that will help build long-term unitholder value.

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

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$77,496	$391,344	$1,492,008	$—	$1,960,848
Equity investment in consolidated entities	1,220,395	—	—	(1,220,395)	—
Investment in unconsolidated entities	60,315	12,175	1,482	—	73,972
Hotel held for sale	—	89	18,444	—	18,533
Cash and cash equivalents	46,041	43,595	1,404	—	91,040
Restricted cash	—	7,615	11,639	—	19,254
Accounts receivable, net	907	35,951	20	—	36,878
Deferred expenses, net	15,686	—	6,559	—	22,245
Other assets	9,463	8,784	7,191	—	25,438

Total assets	$1,430,303	$499,553	$1,538,747	$(1,220,395)	$2,248,208

Debt, net	$776,928	$—	$689,870	$—	$1,466,798
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	45,915	98,833	9,730	—	154,478

Total liabilities	899,136	98,833	699,600	—	1,697,569

Redeemable units at redemption value	1,745	—	—	—	1,745

Preferred units	478,774	—	—	—	478,774
Common units	50,648	373,965	818,564	(1,220,395)	22,782
Accumulated other comprehensive income	—	27,866	—	—	27,866
Total FelCor LP partners’ capital	529,422	401,831	818,564	(1,220,395)	529,422
Noncontrolling interests	—	(1,111)	20,583	—	19,472
Total partners' capital	529,422	400,720	839,147	(1,220,395)	548,894
Total liabilities and partners' capital	$1,430,303	$499,553	$1,538,747	$(1,220,395)	$2,248,208

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net investment in hotel properties	$76,763	$386,772	$1,522,244	$—	$1,985,779
Equity investment in consolidated entities	1,025,818	—	—	(1,025,818)	—
Investment in unconsolidated entities	61,833	12,594	1,493	—	75,920
Cash and cash equivalents	155,350	43,647	1,975	—	200,972
Restricted cash	—	6,347	10,355	—	16,702
Accounts receivable, net	642	27,329	(120)	—	27,851
Deferred expenses, net	11,366	—	8,574	—	19,940
Other assets	7,112	18,927	6,232	—	32,271

Total assets	$1,338,884	$495,616	$1,550,753	$(1,025,818)	$2,359,435

Debt, net	$658,168	$—	$890,141	$—	$1,548,309
Distributions payable	76,293	—	—	—	76,293
Accrued expenses and other liabilities	33,836	99,253	11,362	—	144,451

Total liabilities	768,297	99,253	901,503	—	1,769,053

Redeemable units at redemption value	2,004	—	—	—	2,004

Preferred units	478,774	—	—	—	478,774
Common units	89,809	370,291	628,953	(1,025,818)	63,235
Accumulated other comprehensive income	—	26,574	—	—	26,574
Total FelCor LP partners’ capital	568,583	396,865	628,953	(1,025,818)	568,583
Noncontrolling interests	—	(502)	20,297	—	19,795
Total partners' capital	568,583	396,363	649,250	(1,025,818)	588,378
Total liabilities and partners' capital	$1,338,884	$495,616	$1,550,753	$(1,025,818)	$2,359,435

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$235,105	$—	$—	$235,105
Percentage lease revenue	1,926	—	55,276	(57,202)	—
Other revenue	7	188	30	—	225
Total revenues	1,933	235,293	55,306	(57,202)	235,330

Expenses:
Hotel operating expenses	—	165,821	—	—	165,821
Taxes, insurance and lease expense	386	69,064	8,475	(57,202)	20,723
Corporate expenses	169	4,462	4,906	—	9,537
Depreciation and amortization	1,521	8,802	24,994	—	35,317
Other expenses	115	472	44	—	631
Total operating expenses	2,191	248,621	38,419	(57,202)	232,029
Operating income (loss)	(258)	(13,328)	16,887	—	3,301
Interest expense, net	(19,843)	(610)	(13,312)	—	(33,765)
Extinguishment of debt	—	—	(245)	—	(245)
Income (loss) before equity in loss from unconsolidated entities and gain on involuntary conversion	(20,101)	(13,938)	3,330	—	(30,709)
Equity in loss from consolidated entities	(10,530)	—	—	10,530	—
Equity in loss from unconsolidated entities	(1,153)	(419)	(11)	—	(1,583)
Gain on involuntary conversion	—	—	150	—	150
Income (loss) from continuing operations	(31,784)	(14,357)	3,469	10,530	(32,142)
Discontinued operations	—	(35)	451	—	416
Net income (loss)	(31,784)	(14,392)	3,920	10,530	(31,726)
Net loss (income) attributable to noncontrolling interests	—	228	(286)	—	(58)
Net income (loss) attributable to FelCor LP	(31,784)	(14,164)	3,634	10,530	(31,784)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net income (loss) attributable to FelCor LP common unitholders	$(41,462)	$(14,164)	$3,634	$10,530	$(41,462)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Hotel operating revenue	$—	$216,758	$—	$—	$216,758
Percentage lease revenue	2,304	—	50,412	(52,716)	—
Other revenue	—	321	44	—	365
Total revenues	2,304	217,079	50,456	(52,716)	217,123

Expenses:
Hotel operating expenses	—	150,519	—	—	150,519
Taxes, insurance and lease expense	593	66,240	8,262	(52,716)	22,379
Corporate expenses	700	4,385	4,762	—	9,847
Depreciation and amortization	2,051	8,704	25,529	—	36,284
Other expenses	—	515	46	—	561
Total operating expenses	3,344	230,363	38,599	(52,716)	219,590
Operating income (loss)	(1,040)	(13,284)	11,857	—	(2,467)
Interest expense, net	(20,330)	(703)	(14,370)	—	(35,403)
Loss before equity in loss from unconsolidated entities	(21,370)	(13,987)	(2,513)	—	(37,870)
Equity in loss from consolidated entities	(40,345)	—	—	40,345	—
Equity in loss from unconsolidated entities	(998)	(458)	(18)	—	(1,474)
Loss from continuing operations	(62,713)	(14,445)	(2,531)	40,345	(39,344)
Discontinued operations	—	(1,523)	(22,075)	—	(23,598)
Net loss	(62,713)	(15,968)	(24,606)	40,345	(62,942)
Net loss attributable to noncontrolling interests	—	86	143	—	229
Net loss attributable to FelCor LP	(62,713)	(15,882)	(24,463)	40,345	(62,713)
Preferred distributions	(9,678)	—	—	—	(9,678)
Net loss attributable to FelCor LP common unitholders	$(72,391)	$(15,882)	$(24,463)	$40,345	$(72,391)

FELCOR LODGING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Consolidating Financial Information – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(8,926)	$(14,253)	$28,984	$5,805
Cash flows from (used in) investing activities	214	(2,108)	(15,092)	(16,986)
Cash flows from (used in) financing activities	(100,597)	16,232	(14,463)	(98,828)
Effect of exchange rates changes on cash	—	77	—	77
Change in cash and cash equivalents	(109,309)	(52)	(571)	(109,932)
Cash and cash equivalents at beginning of period	155,350	43,647	1,975	200,972
Cash and equivalents at end of period	$46,041	$43,595	$1,404	$91,040

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010
(in thousands)

	FelCor LP	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(4,177)	$7,803	$24,886	$28,512
Cash flows from (used in) investing activities	(35)	(1,414)	(7,821)	(9,270)
Cash flows from (used in) financing activities	5,883	5,530	(18,412)	(6,999)
Effect of exchange rates changes on cash	—	234	—	234
Change in cash and cash equivalents	1,671	12,153	(1,347)	12,477
Cash and cash equivalents at beginning of period	224,526	36,834	2,171	263,531
Cash and equivalents at end of period	$226,197	$48,987	$824	$276,008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Beginning in 2010, a combination of improved demand and historically low new lodging supply growth fueled a demand-driven recovery. As the recovery moved into the first quarter of 2011, occupancy continued to grow with increased vigor and moderate supply growth continued. The continued supply and demand imbalance drives improved average daily rate, or ADR, for us and the industry. ADR growth indicates a second critical stage of the lodging recovery.

Our hotels are taking advantage of the growth in corporate and premium segments to remix their customer base and replace lower-rated business with premium customers. Additionally, our hotels are increasing rates, where appropriate. Our first quarter of 2011 revenue per available room, or RevPAR, improved 6.3%, compared to the same period in the prior year.  The improved RevPAR was driven by improvements in ADR (4.0%) and occupancy (2.3%).  As ADR becomes a larger contributor to RevPAR growth, Hotel EBITDA margin generally improves because we are charging more for the same room. In the first quarter of 2011, Hotel EBITDA margin improved by 198 basis points, compared to the same period last year. We expect ADR will contribute significantly to RevPAR growth and improved Hotel EBITDA margin through 2011.

As part of our long-term strategic plan:

•
We began marketing 14 non-strategic hotels for sale during the fourth quarter of 2010 and, as of the date of this filing, we had six of these hotels under contract for sale (including the hotel reported in discontinued operations for the quarter ended March 31, 2011) for estimated gross proceeds of $114 million.

•
In April 2011, we agreed to acquire two midtown Manhattan hotels, Royalton and Morgans (282 guest rooms, in total), for $140.0 million. We expect to close this transaction in the second quarter of 2011.

•
In April 2011, FelCor received approximately $159 million of aggregate net proceeds (after underwriting discounts and commissions) from a public offering of 27.6 million shares of its common stock. FelCor contributed the net proceeds to us in exchange for a like number of common units. Proceeds from this offering were used, on a temporary basis, to repay funds drawn on our line of credit.

•
In April 2011, our wholly-owned subsidiary sold $525.0 million in aggregate principal amount of its 6.75% senior secured notes due 2019. The transaction is expected to settle on May 10, 2011, at which time, the gross proceeds will be placed in escrow. Funds held in escrow will be released to us when we acquire Royalton and Morgans and we assume the initial issuer's obligations under those notes. We expect net proceeds after initial purchasers' discount and expenses to be approximately $512 million. If the proceeds are not released from escrow for any reason, the notes will be mandatorily redeemed (the redemption price would be the face amount of the notes, plus accrued interest through redemption).

•	Between our recent debt offering and FelCor's equity offering, we raised approximately $671 million in aggregate net proceeds. We expect to use those net proceeds as follows:

•	$140.0 million of the net proceeds from our debt offering will be used to fund our purchase of Royalton and Morgans.

•
We contemplate using a substantial portion of the net proceeds from FelCor's recent equity offering to redeem up to approximately $145 million of our 10% notes during the second quarter (the contractual redemption price is 110% of the face amount (i.e., up to $159 million), plus accrued but unpaid interest to the redemption date). Since a substantial portion of the net proceeds of FelCor's equity offering were used temporarily to repay outstanding borrowings under our line of credit, we will re-draw those funds under our line of credit to pay the aggregate redemption price.

•
We will use a portion of the net proceeds from our debt offering to repay funds drawn under our line of credit (at March 31, 2011, we had $145.0 million outstanding). As a consequence, our full $225 million line of credit will be available for general corporate purposes, including repayment of other debt and to fund future acquisitions.

•	We will use $46.4 million of those net proceeds to repay the remainder of our 9% senior secured notes due 2011 when they mature in the second quarter.

•
The remaining net proceeds from the two offerings will be used for general corporate purposes, including repayment of higher-cost debt (which has the dual effect of extending maturity by as much as five years and reducing our weighted average cost of debt) and future acquisitions that will help build long-term unitholder value.

In January 2011, we reinstated our current quarterly preferred distribution and paid current quarterly distributions in January 2011. In March 2011, we declared current quarterly distributions. We are unable to pay any common distributions unless and until all accrued and current preferred distributions are paid. FelCor's Board of Directors will determine whether and when to declare future distributions (including the accrued but unpaid preferred distributions) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.

Results of Operations

Comparison of the Three Months ended March 31, 2011 and 2010

For the three months ended March 31, 2011, we recorded a $41.5 million net loss attributable to common unitholders, compared to a $72.4 million net loss attributable to common unitholders for the same period in 2010.   (In the first quarter of 2010, we recorded a $21.1 million impairment.)

In the first quarter of 2011:

•
Total revenue was $235.3 million, an increase of $18.2 million, or 8.4%, compared to the same period in 2010.  The increased revenue principally reflects a 6.3% increase in same-store RevPAR, which includes a 2.3% increase in occupancy and a 4.0% increase in ADR. The Fairmont Copley Plaza, which we acquired in August 2010, contributed $6.7 million.

•
Hotel departmental expenses increased $7.8 million compared to the same period in 2010 reflecting higher occupancies and $4.6 million of hotel departmental expenses from the Fairmont Copley Plaza.  As a percentage of total revenue, hotel departmental expenses increased from 35.8% to 36.3%, compared to the same period in 2010. The changes in departmental expenses as a percent of revenue are primarily due to the mix and nature of the business of the Fairmont Copley Plaza, which receives a significant portion of its revenue from food and beverage operations. Food and beverage revenue generally has much higher expenses as a percent of revenue than room revenue.

•
Other property related costs increased $6.8 million reflecting higher occupancies, as well as $2.6 million of other property related costs at the Fairmont Copley Plaza.  As a percentage of total revenue, other property related costs remained essentially flat compared to the same period in 2010.

•
Management and franchise fees increased $797,000 compared to the same period in 2010 reflecting higher revenues (which serve as the basis for determining such fees), including $201,000 of management and franchise fees from the Fairmont Copley Plaza. As a percent of total revenue, management and franchise fees remained essentially unchanged from the same period in 2010.

•
Taxes, insurance and lease expense decreased $1.7 million compared to the same period in 2010. As a percent of total revenue, taxes, insurance and lease expense decreased to 8.8% compared to 10.3% for the same period in 2010. Decreases in insurance, estimated Canadian taxes and favorable resolution of property tax appeals were partially offset by $721,000 of incremental expenses at the Fairmont Copley Plaza.

•
Depreciation and amortization expense decreased $967,000 compared to the same period in 2010. As a percent of total revenue, depreciation and amortization expense decreased to 15.0% compared to 16.7% for the same period in 2010. Our asset values, the basis from which we calculate depreciation, declined between the end of the first quarter of 2010 and the first quarter of 2011 as a result of impairment charges recorded in late 2010. As a consequence, our first quarter depreciation expense declined from 2010 to 2011. However, this decline was partially offset by $691,000 of depreciation expense related to the Fairmont Copley Plaza, which we did not own in the first quarter of 2010.

•	Net interest expense decreased $1.6 million, compared to the same period in 2010. This decrease primarily reflects a decrease in our average debt balances during those periods.

•	Discontinued operations in 2010 reflect the $21.1 million impairment charge (noted above) related to two hotels transferred to lenders in 2010 in full satisfaction of the related debt.

Non-GAAP Financial Measures

We refer in this report to certain “non-GAAP financial measures.”  These measures, including FFO, Adjusted FFO, EBITDA, Adjusted EBITDA, Hotel EBITDA, and Hotel EBITDA margin, are measures of our financial performance that are not calculated and presented in accordance with GAAP.  The following tables reconcile these non-GAAP measures to the most comparable GAAP financial measure.  Immediately following the reconciliations, we include a discussion of why we believe these measures are useful supplemental measures of our performance and the limitations of such measures.

The following table details our computation of FFO and Adjusted FFO (in thousands, except for per unit data):

Reconciliation of Net Loss to FFO and Adjusted FFO
(in thousands, except per unit data)

	Three Months Ended March 31,
	2011			2010
	Dollars	Units	Per Unit Amount	Dollars	Units	Per Unit Amount
Net loss	$(31,726)			$(62,942)
Noncontrolling interests	(58)			229
Preferred distributions	(9,678)			(9,678)
Numerator for basic and diluted loss attributable to common unitholders	(41,462)	95,635	(0.43)	(72,391)	63,770	(1.14)
Depreciation and amortization	35,317	—	0.37	36,284	—	0.57
Depreciation, discontinued operations and unconsolidated entities	3,581	—	0.03	4,977	—	0.08
Gain on sale of unconsolidated entities	—	—	—	(559)	—	(0.01)
Gain on involuntary conversion	(150)	—	—	—	—	—
FFO	(2,714)	95,635	(0.03)	(31,689)	63,770	(0.50)
Impairment loss, discontinued operations and unconsolidated entities	—	—	—	21,060	—	0.33
Acquisition costs	119	—	—	—	—	—
Extinguishment of debt, including discontinued operations	252	—	0.01	—	—	—
Adjusted FFO	$(2,343)	95,635	$(0.02)	$(10,629)	63,770	$(0.17)

The following table details our computation of EBITDA, Adjusted EBITDA, and Hotel EBITDA (in thousands):

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA, and Hotel EBITDA
(in thousands)

	Three Months Ended March 31,
	2011	2010
Net loss	$(31,726)	$(62,942)
Depreciation and amortization	35,317	36,284
Depreciation, discontinued operations and unconsolidated entities	3,581	4,977
Interest expense	33,806	35,508
Interest expense, discontinued operations and unconsolidated entities	1,209	2,337
Amortization of FelCor stock compensation	1,803	1,616
Noncontrolling interests	(58)	229
EBITDA	43,932	18,009
Impairment loss, discontinued operations and unconsolidated entities	—	21,060
Extinguishment of debt, including discontinued operations	252	—
Acquisition costs	119	—
Gain on involuntary conversion	(150)	—
Gain on sale of unconsolidated subsidiary	—	(559)
Adjusted EBITDA	44,153	38,510
Other revenue	(225)	(365)
Adjusted EBITDA from acquired hotels	—	(2,078)
Equity in income from unconsolidated subsidiaries (excluding interest and depreciation)	(3,341)	(2,984)
Noncontrolling interests (excluding interest and depreciation)	626	392
Consolidated hotel lease expense	8,304	7,758
Unconsolidated taxes, insurance and lease expense	(1,684)	(1,692)
Interest income	(41)	(105)
Other expenses (excluding acquisition costs)	512	561
Corporate expenses (excluding amortization expense of FelCor stock compensation)	7,734	8,231
Adjusted EBITDA from disposed hotels	(857)	(380)
Hotel EBITDA	$55,181	$47,848

The following tables detail our computation of Hotel EBITDA, Hotel EBITDA margin, hotel operating expenses and the reconciliation of hotel operating expenses to total operating expenses with respect to 80 of our Consolidated Hotels at the dates presented.

Hotel EBITDA and Hotel EBITDA Margin
(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Total revenues	$235,330	$217,123
Other revenue	(225)	(365)
Hotel operating revenue	235,105	216,758
Add: revenue from acquired hotels	—	5,855
Same-store hotel operating revenue	235,105	222,613
Same-store hotel operating expenses	(179,924)	(174,765)
Hotel EBITDA	$55,181	$47,848
Hotel EBITDA margin(a)	23.5%	21.5%

(a)	Hotel EBITDA as a percentage of same-store hotel operating revenue.

Reconciliation of Total Operating Expenses to Same-Store Hotel Operating Expenses
(in thousands)

	Three Months Ended March 31,
	2011	2010
Total operating expenses	$232,029	$219,590
Unconsolidated taxes, insurance and lease expense	1,684	1,692
Consolidated hotel lease expense	(8,304)	(7,758)
Corporate expenses	(9,537)	(9,847)
Depreciation and amortization	(35,317)	(36,284)
Other expenses	(631)	(561)
Acquired hotel expenses	—	7,933
Hotel operating expenses	$179,924	$174,765

Reconciliation of Ratio of Operating Income (Loss) to Total Revenues to Hotel EBITDA Margin

	Three Months Ended March 31,
	2011	2010
Ratio of operating income (loss) to total revenues	1.4%	(1.1)%
Other revenue	(0.1)	(0.2)
Acquired hotel revenue	—	2.7
Unconsolidated taxes, insurance and lease expense	(0.7)	(0.8)
Consolidated lease expense	3.5	3.5
Other expenses	0.3	0.3
Corporate expenses	4.1	4.4
Depreciation and amortization	15.0	16.3
Acquired hotel expenses	—	(3.6)
Hotel EBITDA margin	23.5%	21.5%

Substantially all of our non-current assets consist of real estate. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measures of performance, which are not measures of operating performance under GAAP, to be helpful in evaluating a real estate company's operations. These supplemental measures are not measures of operating performance under GAAP. However, we consider these non-GAAP measures to be supplemental measures of a hotel REIT's performance and should be considered along with, but not as an alternative to, net income (loss) attributable to FelCor LP as a measure of our operating performance.

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

Adjustments to FFO and EBITDA

We adjust FFO and EBITDA when evaluating our performance because management believes that the exclusion of certain additional items, including but not limited to those described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO, and Adjusted EBITDA when combined with GAAP net income attributable to FelCor LP, EBITDA and FFO, is beneficial to an investor's better understanding of our operating performance.

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

Pro Rata Share of Rooms Owned

The following table sets forth, at March 31, 2011, our pro rata share of hotel rooms, included in continuing operations, after giving consideration to the portion of rooms attributed to our partners in our consolidated and unconsolidated joint ventures:

	Hotels	Room Count at March 31, 2011
Consolidated Hotels	80	23,112
Unconsolidated hotel operations	1	171
Total hotels	81	23,283

50% joint ventures	13	(1,573)
60% joint venture	1	(214)
82% joint venture	1	(40)
90% joint ventures	3	(68)
Pro rata rooms attributed to joint venture partners		(1,895)
Pro rata share of rooms owned		21,388

Hotel Portfolio Composition

The following table illustrates the distribution of 80 Consolidated Hotels in continuing operations by brand, market and location at March 31, 2011.

Brand	Hotels	Rooms	% of Total Rooms	% of 2010 Hotel EBITDA(a)
Embassy Suites Hotels	44	11,450	50	58
Holiday Inn	15	5,154	22	18
Sheraton and Westin	8	2,774	12	9
Doubletree	7	1,471	6	7
Renaissance and Marriott	3	1,321	6	3
Hilton	2	559	2	3
Fairmont	1	383	2	2

Market
South Florida	5	1,439	6	7
Los Angeles area	4	899	4	6
San Francisco area	6	2,138	9	6
Atlanta	5	1,462	6	6
Dallas	4	1,333	6	5
Boston	3	915	4	5
Minneapolis	3	736	3	4
Philadelphia	2	729	3	4
Orlando	4	1,038	5	4
Central California Coast	2	408	2	4
Myrtle Beach	2	640	3	4
New Orleans	2	744	3	4
San Antonio	3	874	4	3
San Diego	1	600	3	3
Other	34	9,157	39	35

Location
Urban	21	6,741	29	32
Suburban	31	7,656	33	29
Airport	18	5,788	25	23
Resort	10	2,927	13	16

(a)
Hotel EBITDA is a non-GAAP financial measure.  A detailed reconciliation and further discussion of Hotel EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10‑Q.

Hotel Operating Statistics

The following tables set forth occupancy, ADR and RevPAR for the three months ended March 31, 2011 and 2010, and the percentage changes therein for the periods presented, for our 80 Consolidated Hotels included in continuing operations.

Operating Statistics by Brand

	Occupancy (%)
	Three Months Ended March 31,
	2011	2010	%Variance
Embassy Suites Hotels	72.5	70.8	2.3
Holiday Inn	68.0	67.6	0.6
Sheraton and Westin	66.7	64.0	4.3
Doubletree	71.4	70.0	1.9
Renaissance and Marriott	71.0	65.3	8.6
Hilton	42.5	46.2	(8.0)
Fairmont	53.0	51.7	2.6

Total hotels	69.6	68.0	2.3

	ADR ($)
	Three Months Ended March 31,
	2011	2010	%Variance
Embassy Suites Hotels	130.49	129.42	0.8
Holiday Inn	110.89	104.30	6.3
Sheraton and Westin	109.51	103.71	5.6
Doubletree	131.94	118.75	11.1
Renaissance and Marriott	196.66	183.84	7.0
Hilton	98.10	95.75	2.4
Fairmont	199.71	174.05	14.7

Total hotels	127.88	123.02	4.0

	RevPAR ($)
	Three Months Ended March 31,
	2011	2010	%Variance
Embassy Suites Hotels	94.57	91.66	3.2
Holiday Inn	75.41	70.52	6.9
Sheraton and Westin	73.07	66.37	10.1
Doubletree	94.15	83.12	13.3
Renaissance and Marriott	139.54	120.08	16.2
Hilton	41.65	44.21	(5.8)
Fairmont	105.82	89.91	17.7

Total hotels	88.97	83.67	6.3

Operating Statistics for Our Top Markets

	Occupancy (%)
	Three Months Ended March 31,
	2011	2010	%Variance
South Florida	83.2	85.1	(2.3)
Los Angeles area	73.8	70.5	4.7
San Francisco area	68.3	65.3	4.6
Atlanta	73.9	75.2	(1.8)
Dallas	72.9	65.4	11.4
Minneapolis	72.7	67.0	8.4
Philadelphia	57.8	60.4	(4.3)
Orlando	82.9	80.9	2.4
Central California Coast	68.6	69.7	(1.6)
Myrtle Beach	40.8	44.1	(7.5)
New Orleans	70.0	68.7	1.8
Boston	68.6	66.5	3.2
San Antonio	73.9	74.7	(1.0)
San Diego	73.8	71.5	3.2
	ADR ($)
	Three Months Ended March 31,
	2011	2010	%Variance
South Florida	158.05	163.64	(3.4)
Los Angeles area	138.26	132.32	4.5
San Francisco area	134.09	122.73	9.3
Atlanta	106.06	105.48	0.6
Dallas	123.63	112.99	9.4
Minneapolis	122.52	125.73	(2.6)
Philadelphia	124.14	111.42	11.4
Orlando	118.54	114.47	3.6
Central California Coast	133.87	138.16	(3.1)
Myrtle Beach	98.75	96.37	2.5
New Orleans	143.29	132.43	8.2
Boston	146.90	137.72	6.7
San Antonio	95.21	98.33	(3.2)
San Diego	122.03	115.09	6.0
	RevPAR ($)
	Three Months Ended March 31,
	2011	2010	%Variance
South Florida	131.51	139.33	(5.6)
Los Angeles area	101.99	93.23	9.4
San Francisco area	91.53	80.11	14.3
Atlanta	78.40	79.36	(1.2)
Dallas	90.09	73.89	21.9
Minneapolis	89.01	84.26	5.6
Philadelphia	71.77	67.34	6.6
Orlando	98.27	92.65	6.1
Central California Coast	91.81	96.33	(4.7)
Myrtle Beach	40.31	42.53	(5.2)
New Orleans	100.32	91.04	10.2
Boston	100.72	91.52	10.1
San Antonio	70.39	73.46	(4.2)
San Diego	90.08	82.33	9.4

Hotel Portfolio

The following table sets forth certain descriptive information regarding the hotels in which we held ownership interest at March 31, 2011.

Consolidated Hotel	Brand	State	Rooms	% Owned	(a)
Birmingham	Embassy Suites Hotel	AL	242
Phoenix – Biltmore	Embassy Suites Hotel	AZ	232
Phoenix – Crescent	Sheraton	AZ	342
Anaheim – North	Embassy Suites Hotel	CA	222
Dana Point – Doheny Beach	Doubletree Guest Suites	CA	196
Indian Wells – Esmeralda Resort & Spa	Renaissance Resort	CA	560
Los Angeles – International Airport/South	Embassy Suites Hotel	CA	349
Milpitas – Silicon Valley	Embassy Suites Hotel	CA	266
Napa Valley	Embassy Suites Hotel	CA	205
Oxnard – Mandalay Beach – Hotel & Resort	Embassy Suites Hotel	CA	248
San Diego – On the Bay	Holiday Inn	CA	600
San Francisco – Airport/Waterfront	Embassy Suites Hotel	CA	340
San Francisco – Airport/South San Francisco	Embassy Suites Hotel	CA	312
San Francisco – Fisherman’s Wharf	Holiday Inn	CA	585
San Francisco – Union Square	Marriott	CA	400
San Rafael – Marin County	Embassy Suites Hotel	CA	235	50%
Santa Barbara – Goleta	Holiday Inn	CA	160
Santa Monica Beach – at the Pier	Holiday Inn	CA	132
Wilmington	Doubletree	DE	244	90%
Boca Raton	Embassy Suites Hotel	FL	263
Deerfield Beach – Resort & Spa	Embassy Suites Hotel	FL	244
Ft. Lauderdale – 17th Street	Embassy Suites Hotel	FL	361
Ft. Lauderdale – Cypress Creek	Sheraton Suites	FL	253
Jacksonville – Baymeadows	Embassy Suites Hotel	FL	277
Miami – International Airport	Embassy Suites Hotel	FL	318
Orlando – International Airport	Holiday Inn	FL	288
Orlando – International Drive South/Convention	Embassy Suites Hotel	FL	244
Orlando– North	Embassy Suites Hotel	FL	277
Orlando – Walt Disney World Resort	Doubletree Guest Suites	FL	229
St. Petersburg – Vinoy Resort & Golf Club	Renaissance Resort	FL	361
Tampa – Tampa Bay	Doubletree Guest Suites	FL	203
Atlanta – Airport	Embassy Suites Hotel	GA	232
Atlanta – Buckhead	Embassy Suites Hotel	GA	316
Atlanta – Galleria	Sheraton Suites	GA	278
Atlanta – Gateway – Atlanta Airport	Sheraton	GA	395
Atlanta – Perimeter Center	Embassy Suites Hotel	GA	241	50%
Chicago – Lombard/Oak Brook	Embassy Suites Hotel	IL	262	50%
Chicago – Gateway – O’Hare	Sheraton Suites	IL	296
Indianapolis – North	Embassy Suites Hotel	IN	221	82%
Kansas City – Overland Park	Embassy Suites Hotel	KS	199	50%
Lexington – Lexington Green	Hilton Suites	KY	174
Baton Rouge	Embassy Suites Hotel	LA	223

Hotel Portfolio (continued)

Consolidated Hotel	Brand	State	Rooms	% Owned	(a)
New Orleans – Convention Center	Embassy Suites Hotel	LA	370
New Orleans – French Quarter	Holiday Inn	LA	374
Boston – at Beacon Hill	Holiday Inn	MA	303
Boston – Copley Plaza	Fairmont	MA	383
Boston – Marlborough	Embassy Suites Hotel	MA	229
Baltimore – at BWI Airport	Embassy Suites Hotel	MD	251	90%
Bloomington	Embassy Suites Hotel	MN	218
Minneapolis – Airport	Embassy Suites Hotel	MN	310
St. Paul – Downtown	Embassy Suites Hotel	MN	208
Kansas City – Plaza	Embassy Suites Hotel	MO	266	50%
Charlotte	Embassy Suites Hotel	NC	274	50%
Charlotte – SouthPark	Doubletree Guest Suites	NC	208
Raleigh/Durham	Doubletree Guest Suites	NC	203
Raleigh – Crabtree	Embassy Suites Hotel	NC	225	50%
Parsippany	Embassy Suites Hotel	NJ	274	50%
Secaucus – Meadowlands	Embassy Suites Hotel	NJ	261	50%
Philadelphia – Historic District	Holiday Inn	PA	364
Philadelphia – Society Hill	Sheraton	PA	365
Pittsburgh – at University Center (Oakland)	Holiday Inn	PA	251
Charleston – Mills House	Holiday Inn	SC	214
Myrtle Beach – Oceanfront Resort	Embassy Suites Hotel	SC	255
Myrtle Beach Resort	Hilton	SC	385
Nashville – Airport – Opryland Area	Embassy Suites Hotel	TN	296
Nashville – Opryland – Airport (Briley Parkway)	Holiday Inn	TN	383
Austin	Doubletree Guest Suites	TX	188	90%
Austin – Central	Embassy Suites Hotel	TX	260	50%
Corpus Christi	Embassy Suites Hotel	TX	150
Dallas – DFW International Airport South	Embassy Suites Hotel	TX	305
Dallas – Love Field	Embassy Suites Hotel	TX	248
Dallas – Market Center	Embassy Suites Hotel	TX	244
Dallas – Park Central	Westin	TX	536	60%
Houston – Medical Center	Holiday Inn	TX	287
San Antonio – International Airport	Embassy Suites Hotel	TX	261	50%
San Antonio – International Airport	Holiday Inn	TX	397
San Antonio – NW I-10	Embassy Suites Hotel	TX	216	50%
Burlington Hotel & Conference Center	Sheraton	VT	309

Canada
Toronto – Airport	Holiday Inn	Ontario	446
Toronto – Yorkdale	Holiday Inn	Ontario	370

Unconsolidated Hotel
New Orleans – French Quarter – Chateau LeMoyne	Holiday Inn	LA	171	50%

Hotel Held for Sale
Phoenix – Tempe	Embassy Suites Hotel	AZ	224

(a)	We own 100% of the real estate interests unless otherwise noted.

Liquidity and Capital Resources

Operating Activities

During the first quarter of 2011, cash provided by operating activities (primarily hotel operations) was $5.8 million, $22.7 million less than the same period in 2010.  This decrease is due primarily to the 2011 payment of liquidated damages to IHG, increased hotel bonus payments and decreases in other accrued liabilities, which offset increases from hotel operations.  At March 31, 2011, we had $91.0 million of cash and cash equivalents, including approximately $41.0 million held under management agreements to meet working capital needs.

The lodging recovery that began in 2010 has continued into 2011. ADR and occupancy have improved significantly in the first quarter of 2011 resulting in a 6.3% increase in our RevPAR.  We expect our 2011 RevPAR will increase from 6% to 8% compared to 2010, which assumes continued occupancy and ADR growth.  We expect to generate $72 million to $81 million of cash from operating activities in 2011.

We are subject to increases in hotel operating expenses, including wage and benefit costs, repair and maintenance expenses, utilities and insurance expenses that can fluctuate disproportionately to revenues.  Some of these operating expenses are difficult to predict and control, which lends volatility to our operating results.  From 2008 to 2010, we implemented extensive cost containment initiatives at our hotels, including reducing headcount and improving productivity and energy efficiency.  If RevPAR decreases and/or Hotel EBITDA margins shrink, our operations, earnings and/or cash flow could be materially adversely affected.

Investing Activities

During the first three months of 2011, cash used in investing activities increased $7.7 million, compared to the same period in 2010, due primarily to increased capital expenditures made in 2011.  In the first quarter of 2011, we completed approximately $15.0 million of capital improvements at our hotels, and we expect to spend approximately $45 million in non-discretionary capital and $35 million to $40 million in discretionary capital in 2011 (including more than $20 million at the Fairmont Copley Plaza), which investments will be funded from operating cash flow, cash on hand or draws under our line of credit.

We agreed to acquire two midtown Manhattan hotels, the Royalton and Morgans hotels (282 guest rooms in total), for $140.0 million. The hotels require limited initial capital (both hotels are in excellent condition and are recently renovated). We expect to close this transaction in the second quarter of 2011, with funds from the recent sale of senior notes.

As part of our strategic plan, we intend to sell non-strategic hotels that do not meet our investment criteria, thereby freeing our capital for redeployment (e.g., reduce overall leverage, acquire other hotels and invest in remaining FelCor properties that generate a higher return on invested capital).  We began marketing 14 hotels for sale during the fourth quarter of 2010, and we expect to sell a majority of these hotels during 2011. We are currently under contract to sell six of the 14 hotels for total gross proceeds of approximately $114 million. We have also identified an additional 21 non-strategic hotels. We will continue to monitor the transaction environment and will bring these additional hotels to market at the appropriate time.

Financing Activities

During the first quarter of 2011, cash used in financing activities increased by $91.8 million compared to the same period in 2010, due primarily to repayment of $227 million of secured debt using cash on hand and funds drawn under our new line of credit, and payment of preferred distributions in 2011.  We expect to pay approximately $8 million in normally occurring principal payments and $39 million in preferred distributions in 2011, which payments will be funded from operating cash flow, cash on hand or draws under our line of credit. We expect to repay, refinance or extend the debt maturing in 2011.

In January 2011, we reinstated our current quarterly preferred distribution and paid current quarterly distributions in January 2011. In March 2011, we declared current quarterly distributions. We are unable to pay any common distributions unless and until all accrued and current preferred distributions are paid. FelCor's Board of Directors will determine whether and when to declare future distributions (including the accrued but unpaid preferred distributions) based upon various factors, including operating results, economic conditions, other operation trends, our financial condition and capital requirements, as well as FelCor's minimum REIT distribution requirements.

Senior Secured Note Offering. In April 2011, our wholly-owned subsidiary sold $525.0 million in aggregate principal amount of its 6.75% senior secured notes due 2019. The transaction is expected to settle on May 10, 2011, at which time, the gross proceeds will be placed in escrow. Funds held in escrow will be released to us when we acquire Royalton and Morgans and we assume the initial issuer's obligations under those notes. We expect net proceeds after initial purchasers' discount and expenses to be approximately $512 million. If the proceeds are not released from escrow for any reason, the notes will be mandatorily redeemed (the redemption price would be the face amount of the notes, plus accrued interest through redemption).

FelCor Common Stock Offering.  In April 2011, FelCor received approximately $159 million of aggregate net proceeds (after underwriting discounts and commissions) from a public offering of 27.6 million shares of its common stock. FelCor contributed the net proceeds to us in exchange for a like number of common units. Proceeds from this offering were used, on a temporary basis, to repay funds drawn on our line of credit.

Between our recent debt offering and FelCor's equity offering, we raised approximately $671 million in aggregate net proceeds. We expect to use those net proceeds as follows:

•	$140.0 million of the net proceeds from our debt offering will be used to fund our purchase of Royalton and Morgans.

•
We contemplate using a substantial portion of the net proceeds from FelCor's recent equity offering to redeem up to approximately $145 million of our 10% notes during the second quarter (the contractual redemption price is 110% of the face amount (i.e., up to $159 million), plus accrued but unpaid interest to the redemption date). Since a substantial portion of the net proceeds of FelCor's equity offering were used temporarily to repay outstanding borrowings under our line of credit, we will re-draw those funds under our line of credit to pay the aggregate redemption price.

•
We will use a portion of the net proceeds from our debt offering to repay funds drawn under our line of credit (at March 31, 2011, we had $145.0 million outstanding). As a consequence, our full $225 million line of credit will be available for general corporate purposes, including repayment of other debt and to fund future acquisitions.

•	We will use $46.4 million of those net proceeds to repay the remainder of our 9% senior secured notes due 2011 when they mature in the second quarter.

•
The remaining net proceeds from the two offerings will be used for general corporate purposes, including repayment of higher-cost debt (which has the dual effect of extending maturity by as much as five years and reducing our weighted average cost of debt) and future acquisitions that will help build long-term unitholder value.

Line of credit. In March 2011, we closed a $225 million secured, revolving line of credit. At closing, we repaid two secured loans, totaling $198.3 million and $28.8 million, with a combination of $52.1 million of cash on hand and funds drawn under the new line of credit. The repaid loans would have matured in 2013 and 2012 (including extensions), respectively, and were secured by mortgages on 11 hotels. Those same hotels now secure repayment of amounts outstanding under the line of credit. The credit facility bears interest equal to LIBOR, plus 4.5%, with no LIBOR floor.

Secured Debt.  At March 31, 2011, we had a total of $1.5 billion of consolidated secured debt (including $145 million drawn on our line of credit) with 61 encumbered consolidated hotels with a $1.5 billion aggregate net book value (including 14 hotels that are collateral for our senior secured notes).

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

Most of our secured debt (other than our senior secured notes) includes lock-box arrangements under certain circumstances. We are permitted to spend an amount required to cover our budgeted hotel operating expenses, taxes, debt service, insurance and capital expenditure reserves even if revenues are flowing through a lock-box in cases where a specified debt service coverage ratio is not met.  With the exception of one hotel, all of our consolidated loans subject to lock-box provisions currently exceed the applicable minimum debt service coverage ratios.

Senior Notes.  Our senior notes require that we satisfy total leverage, secured leverage and interest coverage tests in order to: (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay distributions in excess of the minimum distributions required to meet FelCor's REIT qualification test; (iii) repurchase FelCor's capital stock; or (iv) merge.  At March 31, 2011, we exceeded the relevant minimum thresholds.  These notes are guaranteed by us, and payment of our 10% notes are secured by a pledge of FelCor's limited partnership interest in us. In addition, payment of our senior notes are secured by combinations of first lien mortgages and related security interests and/or negative pledges on up to 14 hotels (for our 10% notes) and up to six hotels (for our 6.75% notes), and pledges of equity interests in certain subsidiaries.

Interest Rate Caps.  To fulfill requirements under certain loans, we entered into interest rate cap agreements with aggregate notional amounts of $639.2 million at March 31, 2011 and December 31, 2010.  These interest rate caps were not designated as hedges and had insignificant fair values at both March 31, 2011 and December 31, 2010, resulting in no significant net earnings impact.

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

At March 31, 2011, approximately 59% of our consolidated debt had fixed interest rates.

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
Expected Maturity Date
at March 31, 2011
(dollars in thousands)

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities
Fixed-rate:
Debt	$58,237	$4,566	$32,712	$804,775	$564	$8,813	$909,667	$1,023,223
Average interest rate	8.56%	7.68%	8.61%	9.61%	5.81%	5.81%	9.45%
Floating-rate:
Debt	251,706	1,832	1,985	147,153	204,887	—	607,563	$604,251
Average interest rate(a)	1.34%	8.10%	8.10%	7.93%	9.22%	—	5.64%
Total debt	$309,943	$6,398	$34,697	$951,928	$205,451	$8,813	$1,517,230
Average interest rate	2.70%	7.80%	8.58%	9.35%	9.21%	5.81%	7.93%
Net discount							(50,432)
Total debt							$1,466,798

(a)	The average floating interest rate represents the implied forward rates in the yield curve at March 31, 2011.

Item 4.	Controls and Procedures.

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
10.1
Revolving Credit Agreement dated as of March 4, 2011, among FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., and DJONT/JPM Boca Raton Leasing, L.L.C., as borrowers, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders that are parties thereto (filed as exhibit 10.1 to FelCor Lodging Trust Incorporated's (“FelCor”) Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.2
Form of Revolving Note under the Revolving Credit Agreement, each dated as of March 4, 2011, made by FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., and DJONT/JPM Boca Raton Leasing, L.L.C., for the benefit of the lenders (filed as exhibit 10.2 to FelCor's Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.3
Guaranty Agreement to the Revolving Credit Agreement dated as of March 4, 2011, by FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership in favor of JPMorgan Chase Bank, N.A., as administrative agent, on behalf of the lenders (filed as exhibit 10.3 to FelCor's Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

10.4
Form of Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing under the Revolving Credit Agreement dated as of March 4, 2011, granted by FelCor/JPM Hospitality (SPE), L.L.C., DJONT/JPM Hospitality Leasing (SPE), L.L.C., FelCor/JPM Boca Raton Hotel, L.L.C., and/or DJONT/JPM Boca Raton Leasing, L.L.C. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (filed as exhibit 10.4 to FelCor's Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELCOR LODGING LIMITED PARTNERSHIP
a Delaware limited partnership

	By:	FelCor Lodging Trust Incorporated
Its General Partner

Date: May 4, 2011	By:	/s/ Lester C. Johnson
		Name: Title:	Lester C. Johnson Senior Vice President, Chief Accounting Officer